Form 10-K
period 2007-12-30
Pinnacle Foods Finance LLC
filed 2008-03-10
CIK 1420566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number 333-148297

Pinnacle Foods Finance LLC

(Exact name of registrant as specified in its charter)

Delaware	20-8720036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Old Bloomfield Avenue Mt. Lakes, New Jersey	07046
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 541-6620

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☑          Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b - 2 of the Securities Exchange Act of 1934).

Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter.

Not applicable.

As of March 10, 2008, there were outstanding 100 shares of common stock, par value $0.01 per share, of the Registrant.

Documents incorporated by reference

None

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this annual report on Form 10-K, the words “estimates,” “expects,” “contemplates”, “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this annual report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth below under “Item 1A: Risk Factors,” other matters discussed from time to time in subsequent filings with the Securities and Exchange Commission, and the following risks, uncertainties and factors:

•	general economic and business conditions;
•	industry trends;
•	changes in our leverage;
•	interest rate changes;
•	changes in our ownership structure;
•	competition;
•	the loss of any of our major customers or suppliers;
•	changes in demand for our products;
•	changes in distribution channels or competitive conditions in the markets where we operate;
•	costs and timeliness of integrating future acquisitions;
•	loss or litigation;
•	loss of our intellectual property rights;
•	our ability to achieve cost savings;
•	fluctuations in price and supply of raw materials;
•	seasonality;
•	changes in our collective bargaining agreements or shifts in union policy;
•	difficulty in the hiring or the retention of key management personnel;
•	restrictions imposed on our business by the terms of our indebtedness;
•	our reliance on co-packers to meet our manufacturing needs;
•	availability of qualified personnel; and
•	changes in the cost of compliance with laws and regulations, including environmental laws and regulations.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements in this Form 10-K apply only as of the date of this annual report on Form 10-K and are expressly qualified in their entirety by the cautionary statements included in this annual report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

EXPLANATORY NOTE

Unless the context requires otherwise, in this Form 10-K, “Pinnacle,” the “Company,” “we,” “us” and “our” refers to Pinnacle Foods Finance LLC, or “PFF”, and the entities that are its consolidated subsidiaries (including Pinnacle Foods Group LLC, or “PFG LLC”, formerly knows as Pinnacle Foods Group Inc. or “PFGI”), which includes all of Pinnacle’s existing operations. In addition, where the context so requires, we use the term “Predecessor” to refer to the historical financial results and operations of PFG LLC and its subsidiaries prior to the consummation of the Blackstone Transaction described herein and the term “Successor” to refer to the historical financial results and operations of PFF and its subsidiaries after the consummation of the Blackstone Transaction described herein.

PART I

ITEM 1.	BUSINESS

GENERAL INFORMATION

We are a leading manufacturer, marketer and distributor of high-quality, branded food products (both dry foods and frozen foods). Our products and operations are managed and reported in two operating segments: dry foods and frozen foods. The dry foods segment consists primarily of Duncan Hines baking mixes and frostings; Vlasic pickles, peppers and relish; Mrs. Butterworth’s and Log Cabin syrups and pancake mixes and Armour canned meats. The frozen foods segment consists primarily of Hungry-Man and Swanson frozen dinners and entrees; Mrs. Paul’s and Van de Kamp’s frozen seafood; Aunt Jemima frozen breakfasts; Lender’s bagels and Celeste frozen pizza. On March 1, 2006, we acquired substantially all of The Dial Corporation’s assets relating to its Armour food products division, a leading company in the canned meat category with the majority of its sales under the “Armour” brand name. Armour maintains the leading market position in the Vienna sausage, potted meat and sliced beef categories. The business also includes meat spreads, chili, luncheon meat, corned and roast beef hash and beef stew.

Our major brands hold leading market positions in their respective retail categories and enjoy high consumer awareness. Through our managed broker network, our products reach all traditional classes of trade, including grocery wholesalers and distributors, grocery stores and supermarkets, convenience stores, mass and drug merchandisers and warehouse clubs. The address of our website is www.pinnaclefoodscorp.com. The information on our website is not incorporated by reference into this report.

Throughout this Form 10-K, we use a combination of customized (assembled at our request) Information Resources, Inc. (“IRI”) data and IRI syndicated databases. Unless we indicate otherwise, retail sales, market share, category and other industry data used throughout this Form 10-K for all categories and segments are IRI data for the 52-week period ended December 23, 2007, with the exception of the frozen pizza-for-one category, which is as of December 2, 2007, and Nielsen Company of Canada data for the 52-week period ended December 22, 2007. These data include retail sales in supermarkets with at least $2 million in total annual sales but exclude sales in mass merchandiser, club, drug, convenience or dollar stores. Retail sales are dollar sales estimated by IRI and represent the value of units sold through supermarket cash registers for the relevant period. We view the frozen dinners and entrees category as consisting of single-serve full-calorie dinners and entrees and single-serve healthy dinners and entrees. We view the baking mixes and frostings category as consisting of the following segments: cake mix, brownie mix, ready-to-serve frostings, muffin mix, cookie mix, bar mix, frosting mix, quick bread, dessert kits, all other baking mix and all other frosting. We view the frozen breakfast category as consisting of waffles, pancakes, French toast, breakfast entrees, savory breakfast sandwiches and sweet breakfast sandwiches. We view the prepared seafood segment as consisting of the prepared fin, prepared non-fin without shrimp and prepared shrimp sub-segments. References to the bagel category are to scannable bagels, consisting of the frozen, refrigerated and shelf-stable segments. We view syrup, canned meats and frozen pizza as distinct categories. When we refer to the core market of our Open Pit brand of barbecue sauce, such core market consists of the major metropolitan areas surveyed by IRI in Illinois, Indiana, Michigan, Ohio, western Pennsylvania and Wisconsin. Unless we indicate otherwise, all references to percentage changes reflect the comparison to the same period in the prior year.

Although we believe that this information is reliable, we cannot guarantee its accuracy and completeness, nor have we independently verified it. Where we so indicate, we obtain certain other market share and industry data from internal company surveys and management estimates based on these surveys and on our management’s knowledge of the industry. While we believe such internal company surveys and management estimates are reliable, no independent sources have verified such surveys and estimates. Although we are not aware of any misstatements regarding the industry data that we present in this Form 10-K, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Disclosure regarding forward-looking statements” and “Item 1A: Risk Factors.”

INDUSTRY OVERVIEW

The U.S. food manufacturing industry has historically been characterized by relatively stable sales growth based on modest price and population increases. In recent years food manufacturers have capitalized on an increasing desire by households, particularly dual-income, single-family and active-lifestyle consumers, for convenience and variety by introducing innovative, high-quality food products and complete meal solutions. Food manufacturers have also taken advantage of the growing trends toward away-from-home eating by increasing their sales to the foodservice channel, which supplies restaurants, schools, hospitals and other institutions. We believe that these trends will continue to represent growth opportunities for food manufacturers.

Dry Foods

Baking mixes and frostings.   The baking mixes and frostings category, which has historically exhibited stable consumption, had $1.2 billion in retail sales during the 52-week period ended December 23, 2007, a decrease of 2.1% from 2006. The baking mixes and frostings category primarily consists of the following five key product segments, with the corresponding retail sales volume percentages: cake mix (23.9%), ready-to-serve frostings (19.0%), brownie mix (18.1%), muffin mix (16.3%) and cookie mix (5.3%). Our Duncan Hines brand competes in all five of these segments. The remaining 17.4% of the retail sales volume is in smaller product segments such as dessert mixes, quick breads and specialty mixes.

Pickles, peppers and relish.   The shelf-stable pickles, peppers and relish category had $898 million of retail sales during the 52-week period ended December 23, 2007, a decrease of 0.3% from the prior year period. Shelf-stable pickles is the largest segment of the category, with $485 million in retail sales, followed by peppers ($300 million) and relish ($113 million). Our Vlasic brand competes in all three of these segments. Of retail shelf-stable pickle segment sales, approximately 71.1% represented sales of branded pickles, and the remaining 28.9% represented sales of private label pickles.

Syrup.   The syrup category had $439 million in retail sales during the 52-week period ended December 23, 2007, representing a 0.8% increase compared to the prior year period. The syrup category consists of four major brands—Aunt Jemima, Mrs. Butterworth’s (our brand), Log Cabin (our brand) and Eggo—as well as numerous private label and regional brands. Market share is driven largely by pricing, as the syrup consumer is generally price sensitive. Of retail syrup category sales, approximately 81.8% represents sales of branded syrup, and the remaining 18.2% represents sales of private label syrup.

Canned Meat.   The canned meat category consists of canned chili, chunk meat, Vienna sausages, luncheon meat, sloppy joes and stew, comprising 30.4%, 14.4%, 8.3%, 8.4%, 8.4% and 6.1% of the category, respectively, during the 52-week period ended December 23, 2007. The remaining 24.0% of retail sales volume is in smaller segments such as hash, hot dog sauce, potted meat, sliced dried beef, meat spreads, chicken & dumplings, corned and roast beef, sausage meats and other canned meat. This category had $1.0 billion in retail sales, a decline of 3.3% over the prior year period. Through our Armour brand, we compete in twelve of the fifteen segments within the canned meat category.

Frozen Foods

Frozen dinners and entrees.   The frozen dinners and entrees category had $3.8 billion in retail sales during the 52-week period ended December 23, 2007, an increase of 1.8% over the prior year period. Through our Hungry-Man and Swanson Dinners brands, we compete in the $2.1 billion single-serve, full-calorie dinners and entrees segment of this category, which decreased 0.1% as compared to the prior year period.

Frozen prepared seafood.   The frozen prepared seafood category consists of “fin products,” such as pollock and salmon, and “non-fin products,” primarily shrimp. This category had $600 million in retail sales during the 52-week period ended December 23, 2007. The frozen prepared seafood category increased by 1.4% over the prior year period. Our Mrs. Paul’s and Van de Kamp’s brands compete in this category.

Frozen breakfast.   The frozen breakfast category consists of the frozen waffles, pancakes, French toast, breakfast entrees, savory breakfast sandwiches and sweet breakfast sandwiches. This category had $1.3 billion in retail sales during the 52-week period ended December 23, 2007, an increase of 2.7% over the prior year period, driven primarily by an increased focus on new product innovation. Through our Aunt Jemima brand, we compete in all five segments.

Bagels.   The scannable bagel category consists of the frozen bagels, refrigerated bagels and fresh bagels segments, comprising 7.7%, 9.1% and 83.2% of the category, respectively, during the 52-week period ended December 23, 2007. The scannable bagel category had retail sales of $591 million, a decrease of 1.1% over the prior year period. Our Lender’s brand competes in all three segments. Frozen and fresh bagel market sales have declined 10% and 0.4%, respectively, while the refrigerated bagel market sales have increased 1.8%. The decline in frozen bagel sales is driven by consumers replacing frozen bagel purchases with purchases of fresh bagels and other, more innovative frozen breakfast products. As a result, retailers have reduced shelf space and distribution for frozen bagels, further contributing to the decline in the frozen bagel segment.

Pizza.   The frozen pizza category had $2.7 billion in retail sales during the 52-week period ended December 2, 2007, an increase of 4.2% from the prior year period. Through our Celeste brand, we compete in the $334 million full-calorie pizza-for-one segment.

OUR PRODUCTS

Our product portfolio consists of a diverse mix of product lines and leading, well-recognized brands. Our major brands hold leading market positions in their respective retail markets and enjoy high consumer awareness. Through our managed broker network, our products reach all traditional classes of trade, including grocery wholesalers and distributors, grocery stores and supermarkets, convenience stores, mass and drug merchandisers and warehouse clubs. We also distribute most of our products through foodservice and private label channels.

Dry Foods

Baking mixes and frostings.   Our baking mixes and frostings product line consists primarily of Duncan Hines cake mixes, ready-to-serve frostings, brownie mixes, muffin mixes, baking kits and cookie mixes. Duncan Hines was introduced as a national brand in 1956 and, with an 18.9% share, is the number two brand in the $1.2 billion baking mixes and frostings category. Duncan Hines is positioned to appeal to the consumer who wants a “quality, good as homemade” baking product. During 2004, the Company acquired the rights to distribute the Duncan Hines brand in Canada, and since then we have expanded distribution of the brand in Canada. All Duncan Hines products are produced by contract manufacturers.

Pickles, peppers and relish.   We offer a complete line of shelf-stable pickle, pepper and relish products that we market and distribute nationally, primarily under the Vlasic brand, and regionally under the Milwaukee’s and Wiejske Wyroby brands. Our Vlasic brand was introduced over 65 years ago, and we believe that the Vlasic brand, together with our trademark Vlasic stork, enjoy strong consumer awareness. Vlasic, with a 31.7% share, is the leading branded participant in the $485 million shelf-stable pickle segment of the $898 million shelf-stable pickles, peppers and relish category. We also distribute these products through foodservice and private label channels. In 2004, we launched the Vlasic brand in Canada and have attained an 11.6% share of the shelf-stable pickle segment.

Syrups and pancake mixes.   Our syrup and pancake mixes product line consists primarily of products marketed under our Mrs. Butterworth’s and Log Cabin brands. Our syrup line consists of original, lite and sugar-free varieties. Log Cabin was introduced in 1888 and, with its cabin-shaped bottle and distinct maple flavor, appeals to a broad consumer base. Mrs. Butterworth’s was introduced in 1962 and, with its distinctive grandmother-shaped bottle and thick, rich and buttery flavor, appeals to families with children. In the $439 million table-syrup category, Mrs. Butterworth’s and Log Cabin hold the number two (10.3%) and number three (9.8%) market share positions, respectively, among branded syrups. We also distribute these products through the foodservice channel.

Canned meat.   Our canned meat product line consists primarily of products marketed under the Armour brand. Armour was introduced in 1868 by Philip Danforth Armour for California gold miners. Armour is the number two branded product, with an 8.0% market share, in the $1.0 billion canned meat category and is the number one brand in the Vienna sausage, potted meat and sliced dried beef segments. We also distribute these products through the foodservice and private label channels.

Barbecue sauce.   We market a complete line of barbecue sauce products under the Open Pit brand, which was introduced in 1955. Open Pit is a regional brand that competes primarily in the Midwest markets.

Frozen Foods

Frozen dinners.   Our frozen dinners product line consists primarily of products sold in the United States and Canada under the Hungry-Man and Swanson brands. We also distribute these products through foodservice and private label channels. As a complement to these major brands, our frozen dinner offerings include Swanson pot pies. In Canada, we also distribute the Hungry-Man and Swanson brands along with Hungry-Man Express and Swanson Hearty Bowls. The Swanson brand enjoys a strong heritage, dating back over 50 years to its introduction of The Original TV Dinner® in 1953. Swanson dinners have been recently re-launched and re-packaged as Swanson Classics to reinforce Swanson’s value proposition, which combines premium quality with an affordable price. Hungry-Man differentiates itself from the category by positioning towards male consumers who prefer larger, more satisfying portions. Our Hungry-Man and Swanson brands collectively represent the fourth largest participant in the $2.1 billion single-serve, full-calorie dinners and entrees segment.

Frozen prepared seafood.   Our frozen prepared seafood product line, marketed primarily under the Mrs. Paul’s and Van de Kamp’s brands, includes breaded and battered fish sticks and fish fillets, lightly breaded fish, breaded shrimp and specialty seafood items, such as crab cakes and clam strips. We use a dual-brand strategy to capitalize on the regional strengths of our brands. Both brands differentiate themselves from the category by offering products with enhanced freshness, due to the recently introduced “freshness pouch” that employs a “bag-in-box” strategy to protect against shrinkage and freezer burn. The Van de Kamp’s brand dates back to 1915, and the Mrs. Paul’s franchise began in the mid-1940s. These brands hold the number two (10.1%) and the number five (6.8%) market share positions among branded participants, respectively, in the $600 million frozen prepared seafood category. We also distribute these products through foodservice and private label channels.

Frozen breakfast.   Our frozen breakfast product line consists of waffles, pancakes, French toast, breakfast entrees, savory breakfast sandwiches and sweet breakfast sandwiches marketed under the Aunt Jemima brand. Beginning in May 2004, the Swanson Great Starts products were re-branded Aunt Jemima Great Starts, which allows us to leverage the combined size of our grain-based (waffles, pancakes and French toast) and protein-based (entrees and sandwiches) frozen breakfast offerings. Aunt Jemima is positioned as a high-quality frozen breakfast brand that appeals to families with children. The Aunt Jemima brand was established over a century ago and, with a 10.4% market share, is currently the number four brand in the $1.3 billion frozen breakfast category. We are the number two branded participant in the $683 million frozen waffles, pancakes and French toast segment and the number two participant in the $482 million frozen breakfast entrees and savory breakfast sandwiches segment. We also distribute these products through foodservice and private label channels. In 2006, we launched Aunt Jemima frozen breakfast products in Canada and plan to continue expanding distribution.

Bagels.   Our bagel product line consists primarily of Lender’s packaged bagels, which are distributed among all scannable sections of the grocery store (i.e., the frozen, refrigerated and fresh bread aisles). Founded in 1927, Lender’s ranks number three among branded scannable bagels, with an 11.8% market share of the $591 million scannable bagel category. Additionally, the brand has the top market share in both refrigerated and frozen bagel sub-categories. We also distribute these products through the foodservice and private label channels.

Pizza.   We market frozen pizza under the Celeste brand, which dates back to the 1940s. Celeste, with a 21.5% market share, is the number two brand in the $334 million full calorie pizza-for-one category and is sold primarily throughout the Northeast, Chicago, Florida and California. It is positioned as a homemade, authentic Italian meal at an affordable price.

HISTORY

On May 22, 2001, Pinnacle Foods Holding Corp. (“PFHC”) acquired certain assets and assumed certain liabilities of the North American business of Vlasic Foods International Inc. (“VFI”). The North American business consisted of the Swanson and Hungry-Man frozen food, Vlasic pickles, peppers and relish and Open Pit barbecue sauce businesses. PFHC was incorporated on March 29, 2001 but had no operations until the acquisition of the North American business of VFI.

Crunch Holding Corp. (“CHC”), a Delaware corporation indirectly owned by J.P. Morgan Partners, LLC, J.W. Childs Associates, L.P. and CDM Investor Group LLC, acquired PFHC on November 25, 2003 (the “Pinnacle Transaction”).

On November 25, 2003, Aurora Foods Inc. (“Aurora”) entered into a definitive agreement with Crunch Equity Holding, LLC, the former parent of CHC. The definitive agreement provided for a comprehensive restructuring transaction in which PFHC was merged with and into Aurora, with Aurora surviving the merger, following the filing and confirmation of a pre-negotiated bankruptcy reorganization case with respect to Aurora under Chapter 11 of the U.S. Bankruptcy Code. On December 8, 2003, Aurora and its subsidiary, Sea Coast Foods, Inc., filed their petitions for reorganization with the Bankruptcy Court. On February 20, 2004, the First Amended Joint Reorganization Plan of Aurora Foods Inc. and Sea Coast Foods, Inc., as modified, dated February 17, 2004, was confirmed by order of the Bankruptcy Court. This restructuring transaction was completed on March 19, 2004, and the surviving company was renamed Pinnacle Foods Group Inc. (“PFGI”) (now known as Pinnacle Foods Group LLC) (the “Aurora Merger”).

On March 1, 2006, PFGI acquired certain assets and assumed certain liabilities of the food products business (the “Armour Business”) of The Dial Corporation for $189.2 million in cash. The acquisition of the Armour Business complemented PFGI’s existing product lines that together provide growth opportunities and scale. The Armour Business is a leading manufacturer, distributor and marketer of products in the $1.0 billion canned meat category. For the year ended December 31, 2005, the Armour Business had net sales of approximately $225 million. The Armour Business offers products in twelve of the fifteen segments within the canned meat category and maintains the leading market position in the Vienna sausage, potted meat and sliced beef categories. The business also includes meat spreads, chili, luncheon meat, corned and roast beef hash and beef stew. The majority of the products are produced at the manufacturing facility located in Ft. Madison, Iowa, which was acquired in the transaction. Products are sold under the Armour brand name as well as private label and certain co-pack arrangements.

On February 10, 2007, CHC, PFGI’s parent company, entered into an Agreement and Plan of Merger with Peak Holdings LLC (“Peak Holdings”), a Delaware limited liability company controlled by affiliates of The Blackstone Group, Peak Acquisition Corp. (“Peak Acquisition”), a wholly owned subsidiary of Peak Holdings, and Peak Finance LLC (“Peak Finance”), an indirect wholly owned subsidiary of Peak Acquisition, providing for the acquisition of CHC. Under the terms of the Agreement and Plan of Merger, the purchase price for CHC was $2,162.5 million in cash less the amount of indebtedness (including capital lease obligations) of CHC and its subsidiaries outstanding immediately prior to the closing and certain transaction costs, subject to purchase price adjustments based on the balance of working capital and indebtedness as of the closing. Pursuant to the Agreement and Plan of Merger, immediately prior to the closing, CHC contributed all of the outstanding shares of capital stock of its wholly owned subsidiary, PFGI, to a newly-formed Delaware limited liability company, PFF. At the closing, Peak Acquisition merged with and into CHC, with CHC as the surviving corporation, and Peak Finance merged with and into PFF, with PFF as the surviving entity. As a result of the Merger, CHC became a wholly-owned subsidiary of Peak Holdings. This transaction closed on April 2, 2007 (the “Blackstone Transaction”).

For purposes of identification and description, Pinnacle Foods Group Inc. (“PFGI”), is referred to as the “Predecessor” for the period prior to the Blackstone Transaction occurring on April 2, 2007, and Pinnacle Foods Finance LLC (“PFF” or the “Company”) is referred to as the “Successor” for the period subsequent to the Blackstone Transaction.

Reorganization of Subsidiaries

In order to simplify administrative matters and financial reporting and to place both frozen foods and dry foods under one entity, we consummated a reorganization of our subsidiaries in September 2007 (the “Reorganization”) whereby we formed Pinnacle Foods International Corp., a Delaware corporation (“PF International”) on September 26, 2007, as a subsidiary to Pinnacle Foods Corporation and as the parent of Pinnacle Foods (Canada) Corporation (“PF Canada”). In connection with the Reorganization, Pinnacle Foods Corporation contributed all of PF Canada’s shares to PF International. As a second step to our Reorganization, on September 30, 2007, two of our domestic operating subsidiaries, Pinnacle Foods Management Corporation (“PF Management”) and Pinnacle Foods Corporation, merged with and into Pinnacle Foods Group Inc. As a final step to the Reorganization, Pinnacle Foods Group Inc. was converted from a corporation into a limited liability company under Delaware law and renamed Pinnacle Foods Group LLC on October 1, 2007.

The following chart illustrates our growth:

Date	Event	Selected Brands Acquired

2001	• Pinnacle Foods Holding Corporation formed by Hicks, Muse, Tate & Furst Incorporated and CDM Investor Group LLC to acquire the North American business of Vlasic Foods International Inc.	• Hungry-Man and Swanson • Vlasic • Open Pit

2003	• Crunch Holding Corp., indirectly owned by J.P. Morgan Partners LLC, J.W. Childs Associates, L.P. and CDM Investor Group LLC acquire Pinnacle Foods Holding Corporation.

2004	• Merger of Pinnacle Foods Holding Corporation with Aurora completed and surviving company renamed Pinnacle Foods Group Inc.	• Duncan Hines • Van de Kamp’s and Mrs. Paul’s • Log Cabin and Mrs. Butterworth’s • Lender’s • Celeste

2006	• Acquired Armour Business	• Armour

2007	• Crunch Holding Corp. acquired by The Blackstone Group

MARKETING, SALES AND DISTRIBUTION

Our marketing programs consist of advertising, consumer promotions and trade promotions. Our advertising consists of television, newspaper and magazine advertising aimed at increasing consumer awareness and trial of our brands. Consumer promotions include free trial offers, targeted coupons and on-package offers to generate trial usage and increase purchasing frequency. Our trade promotions and slotting focus on obtaining retail feature and display support, discounting to achieve optimum retail product prices and securing retail shelf space. We continue to shift our marketing efforts toward building long-term brand equity through consumer advertising and trial generation promotions rather than through trade spending.

We sell a majority of our products in the United States through one national broker with whom we have a long-term working relationship. In Canada, we use one national broker to distribute the majority of our products. We employ other brokers for the foodservice, military, club and convenience channels. We manage our brokers through our company employees in regional sales offices located in Arkansas and Ontario, Canada. Through this managed broker network, our products reach all traditional classes of trade, including supermarkets, grocery wholesalers and distributors, convenience stores, super centers, mass merchandisers, drug stores, convenience warehouse clubs, quick-serve restaurants and other alternative channels in the United States.

Due to the different demands of distribution for frozen, refrigerated and shelf-stable products, we maintain separate distribution systems. Our frozen product warehouse and distribution network consists of 13 locations. Frozen products are distributed by means of three owned and operated warehouses at our Fayetteville, Arkansas, Mattoon, Illinois, and Jackson, Tennessee plants. In addition, we utilize five distribution centers and one consignment distribution center in the United States and two distribution centers in Canada, all of which are owned and operated by third-party logistics providers. We currently ship frozen products from one specialty location which provides special packaging. We also maintain inventory in one overflow warehouse. Vlasic refrigerated pickles are distributed directly from cold storage warehouses at our pickle manufacturing facilities. Our dry product warehouse and distribution network consists of 11 locations. Dry foods products are distributed through a system of ten distribution sites in the United States, which include four warehouses that are owned and operated by us at our plants in Imlay City, Michigan, Millsboro, Delaware, St. Elmo, Illinois and Ft. Madison, Iowa, as well as six other locations which are owned and operated by third-party logistics providers. We also distribute dry products from one leased distribution center in Canada. In each third-party operated location, the provider receives, handles and stores products. Our distribution system uses a combination of common carrier trucking and inter-modal rail transport. We believe that the sales and distribution network is scalable and has the capacity to support substantial increases in volume.

INGREDIENTS AND PACKAGING

We believe that the ingredients and packaging used to produce our products are readily available through multiple sources. Our ingredients typically account for approximately 44% of our annual cost of products sold, and primarily include sugar, cucumbers, flour (wheat), poultry, seafood, vegetable oils, shortening, meat, corn syrup and other agricultural products. Our packaging costs, primarily for aluminum, glass jars, plastic trays, corrugated fiberboard and plastic packaging materials, typically account for approximately 20% of our annual cost of products sold. Overall, we experienced general inflationary pressure in 2007 that is consistent with the food industry, particularly in flour, corn sweeteners, vegetable oils and dairy products.

RESEARCH AND DEVELOPMENT

Our Product Development and Technical Services team currently consists of 26 full-time employees focused on product-quality improvements, product creation, package development, regulatory compliance, quality assurance and tracking consumer feedback. For fiscal 2007, fiscal 2006 and fiscal 2005 our research and development expenditures totaled $4.4 million, $4.0 million and $3.6 million, respectively. We have also formed a Multi-Functional Innovation Team focused on creating new ideas that are expected to generate incremental sales and earnings through new platforms and expansion into adjacent categories.

CUSTOMERS

Sales of our products to Wal-Mart and its affiliates approximated 24% of our consolidated net sales in fiscal 2007, 22% in fiscal 2006 and 21% in fiscal 2005. Our top ten customers accounted for approximately of 57% of our net sales in fiscal 2007, 57% in fiscal 2006 and 56% in fiscal 2005. We believe that our concentration of business with our largest customers is representative of the food industry. The specific timing of significant customers’ merchandising activities for our products can impact quarterly sales and operating results when making year-to-year comparisons.

COMPETITION

We face competition in each of our product lines. We compete with producers of similar products on the basis of, among other things, product quality, convenience, price, brand recognition and loyalty, customer service, effective advertising and promotional activities and the ability to identify and satisfy emerging consumer preferences. We compete with a significant number of companies of varying sizes, including divisions, subdivisions or subsidiaries of much larger companies with more substantial financial and other resources available to them. Our ability to grow our business may be impacted by the relative effectiveness of, and competitive response to, new product efforts, product innovation and new advertising and promotional activities. In addition, from time to time, we may experience margin pressure in certain markets as a result of competitors’ pricing practices or as a result of price increases for the ingredients used in our products. Although we compete in a highly competitive industry for representation in the retail food and foodservice channels, we believe that our brand strength in our various markets has resulted in a strong competitive position.

Our most significant competitors for our products are:

Our Products	Competitor
Frozen dinner products	Nestle, ConAgra and Heinz
Pickles and peppers products	Kraft (Claussen), B&G Foods, Inc. and Mt. Olive
Baking products	General Mills and J.M. Smucker Co.
Syrup products	The Quaker Oats Company (Aunt Jemima) and Kellogg’s
Seafood products	Gorton’s and Seapak
Frozen breakfast products	Kellogg’s, General Mills and Sara Lee (Jimmy Dean)
Bagel products	Weston and Sara Lee
Canned meat	ConAgra and Hormel

TRADEMARKS AND PATENTS

Trademarks and Patents

We own a number of registered trademarks in the United States, Canada and other countries, including All Day Breakfast®, American Recipes®, Appian Way®, Casa Brava®, Casa Regina®, Celeste®, Chocolate Lovers®, Country Kitchen®, Duncan Hines®, Fun Frosters®, Grabwich® , Great Starts®, Grill Classics®, Hawaiian Bowls®, Hearty Bowls®, Hearty Hero®, Hungry-Man®, Hungry-Man Sports Grill®, Hungry-Man Steakhouse®, It’s Good to be Full®, Lender’s®, Log Cabin®, Lunch Bucket®, Magic Mini’s®, Milwaukee’s®, Moist Deluxe®, Mrs. Butterworth’s®, Mrs. Paul’s®, Open Pit®, Oval’s®, Signature Desserts®, Simply Classic®, Snack’mms®, Stackers®, Steakhouse Mix®, Syrup Dunk’ers®, Taste the Juicy Crunch®, The Original TV Dinner®, That’s The Best Tasting Pickle I Ever Heard®, Treet®, Van de Kamp’s®, and Vlasic®. We protect our trademarks by obtaining registrations where appropriate and opposing any infringement in key markets. We also own a design trademark in the United States, Canada and other countries on the Vlasic stork.

We manufacture and market certain of our frozen food products under the Swanson brand pursuant to two royalty-free, exclusive and perpetual trademark licenses granted by Campbell Soup Company. The licenses give us the right to use certain Swanson trademarks both inside and outside of the United States in connection with the manufacture, distribution, marketing, advertising and promotion of frozen foods and beverages of any type except for frozen soup or broth. The licenses require us to obtain the prior written approval of Campbell Soup Company for the visual appearance and labeling of all packaging, advertising materials and promotions bearing the Swanson trademark. The licenses contain standard provisions, including those dealing with quality control and termination by Campbell Soup Company as well as assignment and consent. If we were to breach any material term of the licenses and not timely cure such breach, Campbell Soup Company could terminate the licenses.

We manufacture and market certain of our frozen breakfast products under the Aunt Jemima brand pursuant to a royalty-free, exclusive (as to frozen breakfast products only) and perpetual license granted by The Quaker Oats Company. The license gives us the right to use certain Aunt Jemima trademarks both inside and outside the United States in connection with the manufacture and sale of waffles, pancakes, French toast, pancake batter, biscuits, muffins, strudel, croissants and all other frozen breakfast products, excluding frozen cereal. The license requires us to obtain the approval of The Quaker Oats Company for any labels, packaging, advertising and promotional materials bearing the Aunt Jemima trademark. The license contains standard provisions, including those dealing with quality control and termination by The Quaker Oats Company as well as assignment and consent. If we were to breach any material term of the license and not timely cure such breach, The Quaker Oats Company could terminate the license.

In addition, as part of our acquisition of the Armour Business from The Dial Corporation, we received the assignment of a license agreement granting us an exclusive, royalty bearing, perpetual license to use certain Armour trademarks. Under the license agreement, Smithfield Foods, as successor to ConAgra, Inc., the licensor, grants us a license for the use of various Armour-related trademarks in conjunction with shelf-stable products within the United States. The shelf-stable products must be manufactured according to approved formulas and specifications, and new specifications must be approved by the licensor, with such approval not to be unreasonably withheld or delayed. Proposed labels, packaging, advertising and promotional materials must first be submitted to the licensor for approval, with such approval not to be unreasonably withheld or delayed. We are required to make annual royalty payments to the licensor equal to the greater of $250,000 or a percentage royalty based upon our annual net sales of the approved shelf-stable products. If we were to materially breach the license agreement, Smithfield Foods could terminate the license. We maintain Armour-related registrations in many other countries.

We consider our intellectual property rights to be among our most valuable assets. See “Item 1A: Risk Factors—Risks Related to Our Business–Termination of our material licenses would have a material adverse effect on our business.”

Although we own a number of patents covering manufacturing processes, we do not believe that our business depends on any one of these patents to a material extent.

EMPLOYEES

We employ approximately 3,100 people with approximately 52% of our employees unionized. We consider our employee relations to be generally good. See “Item 1A: Risk Factors—Risks Related to Our Business–Our financial well-being could be jeopardized by unforeseen changes in our employees’ collective bargaining agreements or shifts in union policy.”

GOVERNMENTAL, LEGAL AND REGULATORY MATTERS

Food safety and labeling

We are subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the Food and Drug Administration. This comprehensive and evolving regulatory program governs, among other things, the manufacturing, composition and ingredients, labeling, packaging and safety of food. In addition, the Nutrition Labeling and Education Act of 1990 prescribes the format and content of certain information required to appear on the labels of food products. We are also subject to regulation by certain other governmental agencies, including the U.S. Department of Agriculture.

Our operations and products are also subject to state and local regulation, including the registration and licensing of plants, enforcement by state health agencies of various state standards and the registration and inspection of facilities. Enforcement actions for violations of federal, state and local regulations may include seizure and condemnation of products, cease and desist orders, injunctions or monetary penalties. We believe that our facilities and practices are sufficient to maintain compliance with applicable government regulations, although there can be no assurances in this regard.

Federal Trade Commission

We are subject to certain regulations by the Federal Trade Commission. Advertising of our products is subject to such regulation pursuant to the Federal Trade Commission Act and the regulations promulgated thereunder.

Employee safety regulations

We are subject to certain health and safety regulations, including regulations issued pursuant to the Occupational Safety and Health Act. These regulations require us to comply with certain manufacturing, health and safety standards to protect our employees from accidents.

Environmental Regulation

We are subject to a number of federal, state and local laws and other requirements relating to the protection of the environment and the safety and health of personnel and the public. These requirements relate to a broad range of our activities, including:

•	the discharge of pollutants into the air and water;

•

the identification, generation, storage, handling, transportation, disposal, record-keeping, labeling and reporting of, and emergency response in connection with, hazardous materials (including asbestos) associated with our operations;

•	noise emissions from our facilities; and

•	safety and health standards, practices and procedures that apply to the workplace and the operation of our facilities.

In order to comply with these requirements, we may need to spend substantial amounts of money and other resources from time to time to (i) construct or acquire new equipment, (ii) acquire or amend permits to authorize facility operations, (iii) modify, upgrade or replace existing and proposed equipment and (iv) clean up or decommission our facilities or other locations to which our wastes have been sent. For example, some of our baking facilities are required to obtain air emissions permits and to install bag filters. Many of our facilities discharge wastewater into municipal treatment works, and may be required to pre-treat the wastewater and/or to pay surcharges. Some of our facilities use and store in tanks large quantities of materials, such as sodium chloride and ammonia, that could cause environmental damage if accidentally released. We use some hazardous materials in our operations, and we generate and dispose of hazardous wastes as a conditionally exempt small quantity generator. Our capital and operating budgets include costs and expenses associated with complying with these laws. If we do not comply with environmental requirements that apply to our operations, regulatory agencies could seek to impose civil, administrative and/or criminal liabilities, as well as seek to curtail our operations. Under some circumstances, private parties could also seek to impose civil fines or penalties for violations of environmental laws or recover monetary damages, including those relating to property damage or personal injury.

Many of our plants were in operation before current environmental laws and regulations were enacted. Our predecessors have in the past had to remediate soil and/or groundwater contamination at a number of locations, including petroleum contamination caused by leaking underground storage tanks which they removed, and we may be required to do so again in the future. We have sold a number of plants where we have discontinued operations, and it is possible that future renovations or redevelopment at these facilities might reveal additional contamination that may need to be addressed. Although the remediation of contamination that was undertaken in the past by our predecessors has been routine, we cannot assure you that future remediation costs will not be material. The presence of hazardous materials at our facilities or at other locations to which we have sent hazardous wastes for treatment or disposal may expose us to potential liabilities associated with the cleanup of contaminated soil and groundwater under federal or state “Superfund” statutes. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), owners and operators of facilities from which there has been a release or threatened release of hazardous materials, together with those who have transported or arranged for the transportation or disposal of those materials, are liable for (i) the costs of responding to and remediating that release and (ii) the restoration of natural resources damaged by any such release. Under CERCLA and similar state statutes, liability for the entire cost of cleaning up the contaminated site can, subject to certain exceptions, be imposed upon any such party regardless of the lawfulness of the activities that led to the contamination.

We have not incurred, nor do we anticipate incurring, material expenditures in order to comply with current environmental laws or regulations. We are not aware of any environmental liabilities that we would expect to have a material adverse effect on our business. However, discovery of additional contamination for which we are responsible, the enactment of new laws and regulations or changes in how existing requirements are enforced could require us to incur additional costs for compliance or subject us to unexpected liabilities.

SEASONALITY

Our sales and cash flows are affected by seasonal cyclicality. Sales of frozen foods, including seafood, tend to be marginally higher during the winter months. Sales of pickles, relishes and barbecue sauces tend to be higher in the spring and summer months and demand for Duncan Hines products tends to be higher around the Easter, Thanksgiving and Christmas holidays. We pack the majority of our pickles during a season extending from May through September and also increase our Duncan Hines inventories at that time in advance of the selling season. As a result, our inventory levels tend to be higher during August, September and October, and thus we require more working capital during these months.

INSURANCE

We maintain general liability and product liability, property, worker’s compensation, director and officer and other insurance in amounts and on terms that we believe are customary for companies similarly situated. In addition, we maintain excess insurance where we reasonably believe it is cost effective.

ADDITIONAL INFORMATION

Additional information pertaining to our businesses, including operating segments, is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Related Information” under Item 7 of this Form 10-K and in Note 15 of the Notes to Consolidated Financial Statements, which are included under Item 8 of this Form 10-K.

Our reports on Form 10-K, along with all other reports and amendments, are filed with or furnished to the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C., 20549. Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Our filings are also available to the public from commercial document retrieval services and at the web site maintained by the SEC at http://www.sec.gov. We also make available through our internet website under the heading “Investors,” our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports after we electronically file any such materials with the SEC.

ITEM 1A.	RISK FACTORS

RISK FACTORS

Risks Related to Our Business

We face significant competition in our industry.

The food products business is highly competitive. Numerous brands and products compete for shelf space and sales, with competition based primarily on product quality, convenience, price, trade promotion, consumer promotion, brand recognition and loyalty, customer service and the ability to identify and satisfy emerging consumer preferences. We compete with a significant number of companies of varying sizes, including divisions, subdivisions or subsidiaries of larger companies. Many of these competitors have multiple product lines, substantially greater financial and other resources available to them and may have lower fixed costs and be substantially less leveraged than we are. We cannot assure you that we will be able to compete successfully with these companies. Competitive pressures or other factors could cause us to lose market share, which may require us to lower prices, increase marketing and advertising expenditures or increase the use of discounting or promotional campaigns, each of which would adversely affect our margins and could result in a decrease in our operating results and profitability. See “Item 1: Business—Competition.”

We are vulnerable to fluctuations in the price and supply of food ingredients, packaging materials and freight.

The prices of the food ingredients, packaging materials and freight we use are subject to fluctuations in price attributable to, among other things, changes in crop size and government-sponsored agricultural and livestock programs. The sales prices to our customers are a delivered price. Therefore, changes in these prices could impact our gross margins. Our ability to pass along cost increases to customers is dependent upon competitive conditions and pricing methodologies employed in the various markets in which we compete.

We use significant quantities of sugar, cucumbers, flour (wheat), poultry, seafood, vegetable oils, shortening, meat, corn syrup and other agricultural products as well as aluminum, glass jars, plastic trays, corrugated fiberboard and plastic packaging materials provided by third-party suppliers. We buy from a variety of producers and manufacturers, and alternate sources of supply are readily available. However, the supply and price are subject to market conditions and are influenced by other factors beyond our control, such as general economic conditions, unanticipated demand, problems in production or distribution, natural disasters, weather conditions during the growing and harvesting seasons, insects, plant diseases and fungi.

We generally do not have long-term contracts with our suppliers, and as a result they could increase prices significantly or fail to deliver. The occurrence of any of the foregoing could increase our costs and disrupt our operations.

If we lose one or more of our major customers, or if any of our major customers experience significant business interruption, our results of operations and our ability to service our indebtedness could be adversely affected.

We are dependent upon a limited number of large customers with substantial purchasing power for a significant percentage of our sales. Sales to Wal-Mart Stores, Inc. represented 24%, 22% and 21%, of our consolidated net sales in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. We do not have a long-term supply contract with any of our major customers. Our top ten customers accounted for approximately 57%, 57% and 56% of our net sales in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The loss of one or more major customers, a material reduction in sales to these customers as a result of competition from other food manufacturers or the occurrence of a significant business interruption of our customers’ operations would result in a decrease in our revenues, operating results and earnings and adversely affect our ability to service our indebtedness.

Termination of our material licenses would have a material adverse effect on our business.

We manufacture and market certain of our frozen food products under the Swanson brand pursuant to two royalty-free, exclusive and perpetual trademark licenses granted by Campbell Soup Company. The licenses give us the right to use certain Swanson trademarks both inside and outside of the United States in connection with the manufacture, distribution, marketing, advertising and promotion of frozen foods and beverages of any type except for frozen soup or broth. The licenses require us to obtain the prior written approval of Campbell Soup Company for the visual appearance and labeling of all packaging, advertising materials and promotions bearing the Swanson trademark. The licenses contain standard provisions, including those dealing with quality control and termination by Campbell Soup Company as well as assignment and consent. If we were to breach any material term of the licenses and not timely cure such breach, Campbell Soup Company could terminate the licenses.

We manufacture and market certain of our frozen breakfast products under the Aunt Jemima brand pursuant to a royalty-free, exclusive (as to frozen breakfast products only) and perpetual license granted by The Quaker Oats Company. The license gives us the right to use certain Aunt Jemima trademarks both inside and outside the United States in connection with the manufacture and sale of waffles, pancakes, French toast, pancake batter, biscuits, muffins, strudel, croissants and all other frozen breakfast products, excluding frozen cereal. The license requires us to obtain the approval of The Quaker Oats Company for any labels, packaging, advertising and promotional materials bearing the Aunt Jemima trademark. The license contains standard provisions, including those dealing with quality control and termination by The Quaker Oats Company as well as assignment and consent. If we were to breach any material term of the license and not timely cure such breach, The Quaker Oats Company could terminate the license.

In addition, as part of our acquisition of the Armour Business from The Dial Corporation, we received the assignment of a license agreement granting us an exclusive, royalty-bearing, perpetual license to use certain Armour trademarks. Under the license agreement, Smithfield Foods, as successor to ConAgra, Inc., the licensor, grants a license for the use of various Armour-related trademarks in conjunction with shelf-stable products within the United States. The shelf-stable products must be manufactured according to approved formulas and specifications, and new specifications must be approved by the licensor, with such approval not to be unreasonably withheld or delayed. Proposed labels, packaging, advertising and promotional materials must first be submitted to the licensor for approval, with such approval not to be unreasonably withheld or delayed. We are required to make annual royalty payments to the licensor equal to the greater of $250,000 or a percentage royalty based upon our annual net sales of the approved shelf-stable products. If we were to materially breach the license agreement, Smithfield Foods could terminate the license.

The loss of any of these licenses would have a material adverse effect on our business.

We may not be able to achieve all of our expected cost savings.

We have identified significant potential annual cost savings that are reflected in the financial ratio calculations set forth under “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt—Covenant Compliance.” We cannot assure you, however, that we will continue to realize cost savings relating to efficiency measures we have already implemented, that we will be able to achieve our other expected cost savings opportunities, that any identified savings will be achieved in a timely manner or that other unexpected costs will not offset any savings we do achieve.

We may not achieve the cost savings we anticipate, and we may not continue to receive the benefits of the production and distribution efficiencies we implemented before the consummation of the Blackstone Transaction. In addition, our cost savings and production and distribution efficiencies may be adversely affected by lower sales volumes.

Our failure to achieve our expected annual cost savings could have a material adverse effect on our financial condition and results of operations.

Loss of any of our current co-packing arrangements could decrease our sales and earnings and put us at a competitive disadvantage.

We rely upon co-packers for our Duncan Hines cake mixes, brownie mixes, specialty mixes and frosting products and a limited portion of our other manufacturing needs. We believe that there are a limited number of competent, high-quality co-packers in the industry, and if we were required to obtain additional or alternative co-packing agreements or arrangements in the future, we cannot assure you we will be able to do so on satisfactory terms or in a timely manner.

We may be subject to product liability claims should the consumption of any of our products cause injury, illness or death.

We sell food products for human consumption, which involves risks such as product contamination or spoilage, misbranding, product tampering and other adulteration of food products. Consumption of a misbranded, adulterated, contaminated or spoiled product may result in personal illness or injury. We could be subject to claims or lawsuits relating to an actual or alleged illness or injury, and we could incur liabilities that are not insured or exceed our insurance coverages. Even if product liability claims against us are not successful or fully pursued, these claims could be costly and time consuming and may require our management to spend time defending the claims rather than operating our business.

A product that has been actually or allegedly misbranded or becomes adulterated could result in product withdrawals or recalls, destruction of product inventory, negative publicity, temporary plant closings and substantial costs of compliance or remediation. Any of these events, including a significant product liability judgment against us, could result in a loss of demand for our food products, which could have an adverse effect on our financial condition, results of operations or cash flows.

Due to the seasonality of the business, our revenue and operating results may vary quarter to quarter.

Our sales and cash flows are affected by seasonal cyclicality. Sales of frozen foods, including seafood, tend to be marginally higher during the winter months, whereas sales of pickles, relishes and barbecue sauces tend to be higher in the spring and summer months and demand for Duncan Hines products tends to be higher around the Easter, Thanksgiving and Christmas holidays. We pack the majority of our pickles during a season extending from May through September and also increase our Duncan Hines inventories at that time in advance of the selling season. As a result, our inventory levels tend to be higher during August, September and October, and thus we require more working capital during these months. If we are unable to obtain this working capital or if these seasonal fluctuations are greater than anticipated, there could be an adverse effect on our financial condition, results of operations or cash flows.

Our strategy of evaluating targeted acquisition opportunities may not be successful.

We may not be able to identify and complete acquisitions in the future, and our failure to identify and complete acquisitions could limit our ability to grow our business beyond our existing brands. In addition, we may require additional debt or equity financing for future acquisitions. Our strategy of evaluating targeted acquisition opportunities involves a number of risks, including the following:

•	we may not be able to find suitable businesses to acquire at affordable valuations or on other acceptable terms;

•	our acquisition of suitable businesses could be prohibited by U.S. or foreign antitrust laws; and

•	we may have to incur additional debt to finance future acquisitions, and no assurance can be given as to whether, and on what terms, such additional debt will be available.

If we fail to successfully integrate any future acquisitions into our operations, our operating costs could increase and our operating margins, operating results and profitability may decrease.

If we do not successfully integrate acquisitions, we may not realize anticipated operating advantages and cost savings, which would reduce our anticipated operating margins, operating results and profitability. The integration of companies involves a number of risks, including:

•	demands on management related to the increase in our size after an acquisition;

•	the diversion of management’s attention from existing operations to the integration of acquired companies; and

•	difficulty in the hiring or the retention of key management personnel.

We may not be able to maintain the levels of operating efficiency that the acquired companies achieved separately. Successful integration of acquired operations will depend upon our ability to manage those operations and to eliminate redundant and excess costs. We may not be able to achieve the cost savings and other benefits that we would hope to achieve from acquisitions, which could cause our financial condition to deteriorate or result in an increase in our expenses or a reduction in our operating margins, thereby reducing our operating results and profitability.

Sales of our products are subject to changing consumer preferences, and our success depends upon our ability to predict, identify and interpret changes in consumer preferences and develop and offer new products rapidly enough to meet those changes.

Our success depends on our ability to predict, identify and interpret the tastes and dietary habits of consumers and to offer products that appeal to those preferences. There are inherent marketplace risks associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance. If we do not succeed in offering products that consumers want to buy, our sales and market share will decrease, resulting in reduced profitability. A significant challenge for us is distinguishing among fads, mid-term trends and lasting changes in our consumer environment. If we are unable to accurately predict which shifts in consumer preferences will be long-lasting, or to introduce new and improved products to satisfy those preferences, our sales will decline. In addition, given the variety of backgrounds and identities of consumers in our consumer base, we must offer a sufficient array of products to satisfy the broad spectrum of consumer preferences. As such, we must be successful in developing innovative products across a multitude of product categories. Finally, if we fail to rapidly develop products in faster growing and more profitable categories, we could experience reduced demand for our products.

Our financial well-being could be jeopardized by unforeseen changes in our employees’ collective bargaining agreements or shifts in union policy.

We employ approximately 3,100 people, with approximately 52% of our employees unionized. We are a party to four collective bargaining agreements with the United Food and Commercial Workers Union, one of which is up for renewal in 2008. Although we consider our employee relations to generally be good, failure to extend or renew our collective bargaining agreements or a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that upon the expiration of our existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms wholly satisfactory to us.

We are subject to laws and regulations relating to protection of the environment, worker health and workplace safety. Costs to comply with these laws and regulations, or claims with respect to environmental, health and safety matters, could have a significant negative impact on our business.

Our operations are subject to various federal, state and local laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of solid and hazardous materials and wastes, employee exposure to hazards in the workplace and the cleanup of contaminated sites. We are required to obtain and comply with environmental permits for many of our operations, and sometimes we are required to install pollution control equipment or to implement operational changes to limit air emissions or wastewater discharges and/or decrease the likelihood of accidental releases of hazardous materials. We could incur substantial costs, including cleanup costs, civil or criminal fines or penalties and third-party claims for property damage or personal injury as a result of any violations of environmental laws and regulations, noncompliance with environmental permit conditions or contamination for which we may be responsible that is identified or that may occur in the future. Such costs may be material.

We cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted. We also cannot predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to environmental claims. See “Item 1: Business—Governmental, Legal and Regulatory Matters.”

Our operations are subject to FDA and USDA governmental regulation, and there is no assurance that we will be in compliance with all regulations.

Our operations are subject to extensive regulation by the U.S. Food and Drug Administration, the U.S. Department of Agriculture and other national, state and local authorities. Specifically, we are subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging and safety of food. Under this program, the FDA regulates manufacturing practices for foods through its current “good manufacturing practices” regulations and specifies the recipes for certain foods. Our processing facilities and products are subject to periodic inspection by federal, state and local authorities. In addition, we must comply with similar laws in Canada. We seek to comply with applicable regulations through a combination of employing internal personnel to ensure quality-assurance compliance (for example, assuring that food packages contain only ingredients as specified on the package labeling) and contracting with third-party laboratories that conduct analyses of products for the nutritional-labeling requirements.

Failure by us to comply with applicable laws and regulations or maintain permits and licenses relating to our operations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material adverse effect on our operating results and business. See “Item 1: Business—Governmental, Legal and Regulatory Matters.”

Higher energy costs and other factors affecting the cost of producing, transporting and distributing our products could adversely affect our financial results.

Rising fuel and energy costs may have a significant impact on our costs of operations, including the manufacture, transport and distribution of our products. Fuel costs may fluctuate due to a number of factors outside our control, including government policy and regulation and weather conditions. Additionally, we may be unable to maintain favorable arrangements with respect to the costs of procuring raw materials, packaging, services and transporting products, which could result in increased expenses and adversely affect operations. If we are unable to hedge against such increases or raise the prices of our products to offset the changes, our results of operations could be adversely affected.

The consolidation trend among our customer base could adversely affect our profitability.

The consolidation trend is continuing in the retail grocery and foodservice industries, and mass merchandisers are gaining market share. As this trend among grocery retailers continues and our retail customers, including mass merchandisers, grow larger and become more sophisticated, these retailers may demand lower pricing and increased promotional programs from product suppliers. If our products are not selected by the retailers or if we fail to effectively respond to their demands, our sales and profitability could be adversely affected.

Litigation regarding our trademarks and any other proprietary rights may have a significant, negative impact on our business.

We consider our trademarks to be of significant importance in our business. Although we devote resources to the establishment and protection of our trademarks, we cannot assure you that the actions we have taken or will take in the future will be adequate to prevent violation of our trademark and proprietary rights by others or prevent others from seeking to block sales of our products as an alleged violation of their trademarks and proprietary rights. There can be no assurance that future litigation by or against us will not be necessary to enforce our trademark or proprietary rights or to defend ourselves against claimed infringement of the rights of others. Any future litigation of this type could result in adverse determinations that could have a material adverse effect on our business, financial condition or results of operations. Our inability to use our trademarks and other proprietary rights could also harm our business and sales through reduced demand for our products and reduced revenues.

If we are unable to retain our key management personnel, our future performance may be impaired and our financial condition could suffer as a result.

Our success depends to a significant degree upon the continued contributions of senior management, certain of whom would be difficult to replace. Upon the completion of the Blackstone Transaction, C. Dean Metropoulos was succeeded as Chairman by Roger Deromedi, former Chief Executive Officer of Kraft Foods Inc. Departure by certain of our executive officers could have a material adverse effect on our business, financial condition or results of operations. We do not maintain key-man life insurance on any of our executive officers. We cannot assure you that the services of such personnel will continue to be available to us.

We may not be able to utilize all of our net operating loss carryforwards.

If there is an unfavorable adjustment from an IRS examination (whether as a result of a change in law or IRS policy or otherwise) that reduces any of our net operating loss carryforwards (“NOLs”), our cash taxes payable may increase, which could significantly reduce our future cash flow and impact our ability to make interest payments on our indebtedness, including the notes. As of December 30, 2007, we had NOLs for U.S. federal income tax purposes of $985.1 million. These NOLs are subject to annual limitations under Section 382 of the Internal Revenue Code of 1986. These limitations and/or our failure to generate sufficient taxable income may result in the expiration of the net operating loss carryforwards before they may be utilized.

Blackstone controls Pinnacle and may have conflicts of interest with us or you in the future.

Investment funds associated with or designated by Blackstone own substantially all of our capital stock, on a fully-diluted basis, as a result of the Blackstone Transaction. Blackstone has control over our decisions to enter into any corporate transaction and has the ability to prevent any transaction that requires the approval of shareholders regardless of whether noteholders believe that any such transactions are in their own best interests. For example, Blackstone could collectively cause us to make acquisitions that increase the amount of indebtedness that is secured or that is senior to the senior subordinated notes or to sell assets, which may impair our ability to make payments under the notes.

Additionally, Blackstone is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Blackstone may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by Blackstone collectively continue to indirectly own a significant amount of our capital stock, even if such amount is less than 50%, Blackstone will continue to be able to strongly influence or effectively control our decisions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We own and operate the following seven manufacturing and warehouse facilities:

Facility location	Principal products	Facility size
Fayetteville, Arkansas	Frozen dinners and entrees	335,000 square feet
Imlay City, Michigan	Pickles, peppers, relish	344,000 square feet
Millsboro, Delaware	Pickles, peppers, relish	460,000 square feet
Jackson, Tennessee	Frozen breakfast, frozen pizza, frozen prepared seafood	302,000 square feet
Mattoon, Illinois	Bagels, frozen breakfast	215,000 square feet
St. Elmo, Illinois	Syrup, barbecue sauce	250,000 square feet
Ft. Madison, Iowa	Canned meat	450,000 square feet

On April 7, 2004, we announced our decision to permanently close our 275,000-square foot production facility in Omaha, Nebraska as part of our plan of consolidating and streamlining production activities after the Aurora Merger. Production from the Omaha plant, which manufactured Swanson frozen entree retail products and frozen foodservice products, was relocated to our Fayetteville, Arkansas and Jackson, Tennessee production facilities. Activities related to the closure of the plant were completed in the first quarter of 2005 and resulted in the elimination of 411 positions in Omaha. We entered into an agreement of purchase and sale as of January 1, 2007 to sell this facility. On February 27, 2007, however, the City of Omaha decided to exercise its right of first refusal to purchase this facility for the same purchase price. The sale of this facility was consummated during the second quarter of 2007.

On April 29, 2005, we announced our decision to permanently close our Erie, Pennsylvania production facility as part of our plan of consolidating and streamlining production activities after the Aurora Merger. Production from the Erie plant, which manufactured Mrs. Paul’s and Van de Kamp’s frozen prepared seafood products and Aunt Jemima frozen breakfast products, was relocated primarily to our Jackson, Tennessee production facility. Activities related to the closure of the plant were completed in the first quarter of 2006, and the facility was sold in December 2006.

We have entered into co-packing (third-party manufacturing) agreements with several manufacturers for certain of our finished products. We believe that our manufacturing facilities, together with our co-packing agreements, provide us with sufficient capacity to accommodate our planned internal growth. Our co-packed finished products include our Duncan Hines product line, Aunt Jemima breakfast sandwich product line and certain seafood products. All of our Duncan Hines cake mix, brownie mix, specialty mix and frosting production equipment, including co-milling, blending and packaging equipment, is located at the contract manufacturers’ facilities. The current Duncan Hines co-packing agreement will expire in June 2015.

We lease office space in Mountain Lakes, New Jersey (our corporate headquarters); Cherry Hill, New Jersey; Lewisburg, Pennsylvania; Fayetteville, Arkansas; and Mississauga, Ontario, under operating leases expiring in July 2012, May 2011, November 2008, March 2008 and November 2010, respectively.

ITEM 3.	LEGAL PROCEEDINGS

Employee Litigation—Indemnification of US Cold Storage

On March 21, 2002, an employee at the Omaha, Nebraska facility, died as the result of an accident while operating a forklift at a Company-leased warehouse facility. OSHA conducted a full investigation and determined that the death was the result of an accident and found no violations by us. On March 18, 2004, the estate of the deceased filed suit in District Court of Sarpy County, Nebraska, Case No: CI 04-391, against us, the owner of the forklift and the leased warehouse, the manufacturer of the forklift and the distributor of the forklift. We, having been the deceased’s employer, were named as a defendant for worker’s compensation subrogation purposes only.

On May 18, 2004, we received notice from defendant, US Cold Storage, the owner of the leased warehouse, requesting that we accept the tender of defense for US Cold Storage in this case in accordance with the indemnification provision of the warehouse lease. The request has been submitted to our insurance carrier for evaluation, and we have been advised that the indemnification provision is not applicable in this matter and that we should have no liability under that provision. Therefore, we believe that resolution of such matters will not result in a material impact on our financial condition, results of operations or cash flows.

R2 appeal in Aurora bankruptcy

Prior to its bankruptcy filing, Aurora entered into an agreement with its pre-petition lending group compromising the amount of certain fees due under its senior bank facilities (the “October Amendment”). One of the members of the bank group (R2 Top Hat, Ltd.) challenged the enforceability of the October Amendment during Aurora’s bankruptcy by filing an adversary proceeding in U.S. Bankruptcy Court, District of Delaware, and by objecting to confirmation. The Bankruptcy Court rejected the lender’s argument and confirmed Aurora’s plan of reorganization. The lender then appealed from those orders of the Bankruptcy Court. In December 2006, the U.S. District Court for the District of Delaware filed its Memorandum and Order affirming both (a) the February 20, 2004 Order of the Bankruptcy Court confirming debtor’s First Amended Joint Reorganization Plan, and (b) the February 27, 2004 Order of the Bankruptcy Court granting debtor’s motion for summary judgment and dismissing the adversary proceeding. R2 Top Hat, Ltd. filed a Notice of Appeal to the 3rd Circuit Court of Appeals. On March 23, 2007, the Company and R2 Top Hat, Ltd. participated in court-ordered mediation. The settlement demand made by R2 Top Hat, Ltd. at the mediation was $7.5 million. The Company did not counter and no settlement was reached. On January 31, 2008, oral arguments were presented before the 3rd Circuit Court of Appeals. We are currently awaiting the judges’ decision. It is too early to predict the outcome of the appeals. Included in our accrued liabilities on our consolidated balance sheet is $20.1 million for this claim, which was assumed by us in the Aurora Merger.

State of Illinois v. City of St. Elmo and Aurora Foods Inc.

We are a defendant in an action filed by the State of Illinois regarding our St. Elmo facility. Prior to the Aurora Merger, the Illinois Attorney General filed a complaint in County Court, Fayette County, Illinois seeking a restraining order prohibiting further discharges by the City of St. Elmo from its publicly-owned wastewater treatment facility in violation of Illinois law and enjoining us from discharging our industrial waste into the City’s treatment facility. The complaint also asked for fines and penalties associated with the City’s discharge from its treatment facility and our alleged operation of our production facility without obtaining a state environmental operating permit. Management believes the remedial actions it has taken to date and is continuing to implement will minimize any fines and penalties associated with this matter.

On August 30, 2004, an Interim Consent Order signed by all parties was signed and entered by the judge in the case whereby, in addition to a number of actions required of the City, we agreed to provide monthly discharge monitoring reports to the Illinois Environmental Protection Agency for six months and were allowed to continue discharging effluent to the City of St. Elmo. In September 2004, we met with representatives from the State of Illinois Environmental Protection Agency and the State Attorney General’s Office and separately with the City of St. Elmo to inform them that we intended to install a pre-treatment system at our St. Elmo facility during the fourth quarter of 2004 and first quarter of 2005. The pre-treatment system is now fully operational.

We continue to discharge our effluent to the City. By letter dated February 7, 2007, the City informed us that its sewage facility had been taken off of restricted status by the State. We will vigorously defend any future effort to prevent us from discharging our industrial wastewater to the City.

The State Attorney General had originally proposed a penalty of $168,000 together with a consent decree. We responded listing the actions we had taken and related costs since acquiring the Aurora Business. On November 25, 2007, this matter was settled for $30,000.

American Cold Storage—North America, L.P. v. P.F. Distribution, LLC and Pinnacle Foods Group Inc.

On June 26, 2005, we were served with a Summons and Complaint in the above matter, which was filed in the Circuit Court of Madison County, Tennessee. American Cold Storage (“ACS”) operates a frozen storage warehouse and distribution facility (the “Facility”) located in Madison County, Tennessee, near our Jackson, Tennessee plant. In April 2004, we entered into discussions with ACS to utilize the Facility. Terms were discussed, but no contract was ever signed. Shortly after shipping product to the Facility, we discovered that the Facility was incapable of properly handling the discussed volume of product and began reducing our shipments to the Facility. The original complaint seeks damages not to exceed $1.5 million, together with associated costs. On May 3, 2006, our attorney received notice from counsel for ACS that it was increasing its damage claim in the suit from $1.5 million to $5.5 million. ACS will be required to provide specifics justifying the increase through ongoing discovery and the deposition of the President of ACS which was previously scheduled. It is too early to determine the likely outcome of this litigation. The discovery phase of the case has begun and we intend to vigorously defend against this claim. The judge has set a trial date for August 2008. We have made an offer to settle the claim and have reserved the amount on our consolidated balance sheet as of December 30, 2007. We believe that resolution of such matters will not have a material impact on our financial condition, results of operations or cash flows.

Gilster Mary Lee Corporation v. Pinnacle Foods

In September 2006, Gilster Mary Lee Corporation (“Gilster”), the primary co-packer of our Duncan Hines products, filed suit against us alleging that monies were due to Gilster from us for a warehouse/handling fee under an existing contract. While certain of these fees are required by the contract, the calculation of the fees is the issue in dispute. In U.S. District Court in January 2008, a verdict was returned in favor of Gilster. The Company has fully reserved the amount of the verdict; however, the Company has filed post-trial motions in the case. We believe that resolution of such matters will not have a material impact on our financial condition, results of operations or cash flows. However, if our relationship with Gilster were to deteriorate, there could be a material impact on our business. See “Item 1A: Risk Factors—Loss of any of our current co-packing arrangements could decrease our sales and earnings and put us at a competitive disadvantage.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for our common stock. As of December 30, 2007, one hundred percent of our common stock was held by our parent, Crunch Holding Corp. We did not pay any dividends in respect to our common stock in fiscal 2007.

Our senior secured credit facilities, the indenture governing our 9.25% Senior Notes due 2015 (the “Senior Notes Indenture”) and the indentures governing our 10.625% Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes Indenture” and together with the Senior Notes Indenture, the “Indentures”) each contain covenants that limit our ability to pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA

In December 2004, the Board of Directors approved a change to PFG LLC’s fiscal year end from July 31 to the last Sunday in December. Accordingly, data for December 2004 presented in this Form 10-K relates to the period from August 1, 2004 to December 26, 2004, otherwise known as the transition year, and is referred to as the 21 weeks ended December 26, 2004.

On November 25, 2003, J.P. Morgan Partners, LLC, J.W. Childs Associates, L.P. and CDM Investor Group LLC, together with certain of their affiliates, acquired our company (the “2003 Acquisition”). For purposes of identification and description, the Company is referred to as “2003 Predecessor” for the period prior to the 2003 Acquisition and “2003 Successor” for the period subsequent to the 2003 Acquisition.

PFG LLC is referred to as the “Predecessor” for the period prior to the consummation of the Blackstone Transaction and PFF is referred to as the “Successor” subsequent to the consummation of the Blackstone Transaction.

The following table sets forth selected historical consolidated financial and other operating data for the following periods:

•	for Successor and its subsidiaries as of and for the 39 weeks ended December 30, 2007;
•

for Predecessor and its subsidiaries for the period from January 1, 2007 to April 2, 2007, immediately prior to the consummation of the Blackstone Transaction, as of and for the years ended December 31, 2006 and December 25, 2005, as of and for the 21 weeks ended December 26, 2004, and as of and for the 36 weeks ended July 31, 2004; and

•	for the Prior Predecessor, for the 16 weeks ended November 24, 2003 and as of and for the year ended July 31, 2003.

The selected financial data of the Successor as of and for the 39 weeks ended December 30, 2007, and the selected financial data of the Predecessor for the period from January 1, 2007 to April 2, 2007, immediately prior to the consummation of the Blackstone Transaction, for the years ended December 31, 2006 and December 25, 2005, have been derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The 21 weeks ended December 26, 2004 and the fiscal years ended July 31, 2004 have been derived from the audited consolidated financial statements of the Predecessor. The 16 weeks ended November 24, 2003 and fiscal year ended July 31, 2003 has been derived from the audited consolidated financial statements of the Prior Predecessor.

The selected financial data presented below should be read in conjunction with our consolidated financial statements and the notes to those statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Successor	Predecessor					Prior Predecessor
($ in Thousands)	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal Year ended December 31, 2006	Fiscal Year ended December 25, 2005	21 weeks ended December 26, 2004	36 weeks ended July 31, 2004	16 weeks ended November 24, 2003	Fiscal Year ended July 31, 2003
Statement of operations data:
Net sales	$1,137,898	$376,587	$1,442,256	$1,255,735	$511,190	$574,352	$181,379	$574,482
Cost and expenses
Cost of products sold	895,306	293,191	1,122,646	997,198	420,080	502,967	134,233	447,527
Marketing and selling expenses	87,409	34,975	103,550	101,159	53,588	57,910	24,335	57,915
Administrative expenses	40,715	17,714	52,447	40,242	15,216	32,258	9,454	32,878
Research and development expenses	2,928	1,437	4,037	3,625	1,459	2,436	814	3,040
Goodwill impairment charge	-	-	-	54,757	4,308	1,835	-	1,550
Other expense (income), net	12,028	51,042	14,186	31,836	5,680	38,096	7,956	6,492

Total cost and expenses	1,038,386	398,359	1,296,866	1,228,817	500,331	635,502	176,792	549,402

Earnings (loss) before interest and taxes	99,512	(21,772)	145,390	26,918	10,859	(61,150)	4,587	25,080
Interest expense	124,504	39,079	86,615	71,104	26,260	26,240	9,310	11,592
Interest income	1,029	486	1,247	584	120	320	143	476

Earnings (loss) before income taxes	(23,963)	(60,365)	60,022	(43,602)	(15,281)	(87,070)	(4,580)	13,964
Provision (benefit) for income taxes	24,746	6,284	26,098	(426)	9,425	(3,157)	(1,506)	5,516

Net earnings (loss)	$(48,709)	$(66,649)	$33,924	$(43,176)	$(24,706)	$(83,913)	$(3,074)	$8,448

Other financial data:
Net cash provided by (used in) operating activities	$60,139	$55,684	$161,563	$64,747	$(2,488)	$31,070	$(23,439)	$32,951
Net cash used in investing activities	(1,340,353)	(5,027)	(213,657)	(28,775)	(12,455)	(1,058,781)	(1,511)	(8,795)
Net cash provided by (used in) financing activities	1,286,062	(46,293)	63,912	(37,688)	(20,639)	1,018,534	(262)	(17,016)
Depreciation and amortization	45,671	10,163	42,187	39,088	17,068	24,570	6,136	22,948
Capital expenditures	22,935	5,027	26,202	30,931	8,073	9,826	1,511	8,787
Ratio of earnings to fixed charges (1)	NM	NM	1.68x	NM	NM	NM	NM	2.10x
Balance sheet data:
Cash and cash equivalents	$5,999	$-	$12,337	$519	$2,235	$37,781	$-	$72,128
Working capital (2)	80,556	-	105,569	84,517	77,302	81,524	-	125,755
Total assets	2,667,079	-	1,792,081	1,636,494	1,765,625	1,784,610	-	466,121
Total debt (3)	1,770,171	-	920,963	888,648	943,080	944,328	-	175,000
Total liabilities	2,307,464	-	1,353,726	1,279,970	1,372,258	1,366,595	-	287,634
Shareholders' equity	359,615	-	438,355	356,524	393,367	418,015	-	178,487

(1)

For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings (loss) before income taxes and fixed charges. Fixed charges consist of (i) interest expense, including amortization of debt acquisition costs and (ii) one-third of rent expense, which management believes to be representative of the interest factor thereon. The Prior Predecessor’s earnings for the 16 weeks ended November 24, 2003 were insufficient to cover fixed charges by $4.6 million. The Predecessor’s earnings for the 36 weeks ended July 31, 2004, the 21 weeks ended December 26, 2004, fiscal 2005, and the 13 weeks ending April 2, 2007 were insufficient to cover fixed charges by $87.1 million, $15.3 million, $43.6 million and $60.3 million, respectively. The Successor’s earnings for the 39 weeks ended December 30, 2007 were insufficient to cover fixed charges by $24.0 million.

(2)	Working capital excludes notes payable, revolving debt facility and current portion of long term debt.
(3)	Total debt includes notes payable, revolving debt facility and current portion of long term debt

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions, except where noted)

The following discussion and analysis of our results of operations and financial condition covers periods prior to the consummation of the Blackstone Transaction and periods subsequent to the consummation of the Blackstone Transaction. The discussion and analysis of historical periods prior to the consummation of the Blackstone Transaction does not reflect the significant impact that the Blackstone Transaction will have on us, including significantly increased leverage and liquidity requirements, new costs, as well as cost savings initiatives (and related costs) to be implemented in connection with the Blackstone Transaction. You should read the following discussion of our results of operations and financial condition with the “Selected Financial Data” and the audited consolidated financial statements appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Item 1A: Risk Factors” section of this Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.

Information presented for the fiscal year 2007 is based on the combination of the audited 39 weeks ended December 30, 2007 and the audited 13 weeks ended April 2, 2007, immediately prior to the consummation of the Blackstone Transaction. Information presented for the fiscal years ended December 31, 2006 and December 25, 2005 is based on our audited consolidated financial statements for those periods. This combination represents what we believe is the most meaningful basis for comparison of the 52 weeks ended December 30, 2007, the fiscal year ended December 31, 2006, and the fiscal year ended December 25, 2005, although the presentation of the 52-week period ended December 30, 2007 is not in accordance with GAAP. We believe that these are the most meaningful bases for comparison because the customer base, products, manufacturing facilities and types of marketing programs were the same under the Predecessor as they are under the Successor. Also, the results for the fiscal year ended December 31, 2006 are based on a 53 week year and include the results of operations of the Armour Business from the date of acquisition on March 1, 2006.

Where the context so requires, we use the term “Predecessor” to refer to the historical financial results and operations of PFG LLC and its subsidiaries prior to the consummation of the Blackstone Transaction described herein and the term “Successor” to refer to the historical financial results and operations of PFF and its subsidiaries after the consummation of the Blackstone Transaction described herein.

Overview

We are a leading producer, marketer and distributor of high quality, branded food products, the results of which are managed and reported in two operating segments: dry foods and frozen foods. The dry foods segment consists of the following product lines (brands): condiments (Vlasic, Open Pit), baking (Duncan Hines), syrup (Mrs. Butterworth’s and Log Cabin) and canned meat (Armour). The frozen foods segment consists of the following product lines (brands): frozen dinners (Hungry-Man, Swanson), frozen prepared seafood (Mrs. Paul’s, Van de Kamp’s), frozen breakfast (Aunt Jemima), bagels (Lender’s), and other frozen products (Celeste).

Business Drivers and Measures

In operating our business and monitoring its performance, we pay attention to trends in the food manufacturing industry and a number of performance measures and operational factors. This discussion includes forward-looking statements that are based on our current expectations. See “Item 1A: Risk Factors” and disclosure regarding “Forward Looking Statements.”

Industry Factors

Our industry is characterized by the following general trends, as described in more detail in “Item 1: Business – Industry Overview”:

•

Industry Growth. Growth in our industry is driven primarily by population and modest product sale price increases. Incremental growth is principally driven by product, packaging and process innovation.

•

Competition. The food products business is competitive. Numerous brands and products compete for shelf space and sales, with competition based primarily on product quality, convenience, price, trade promotion, consumer promotion, brand recognition and loyalty, customer service and the ability to identify and satisfy emerging consumer preferences. In order to maintain and grow our business, we must be able to react to these competitive pressures.

•

Consumer Tastes and Trends. Consumer trends, such as changing health trends and focus on convenience and products tailored for busy lifestyles, present both opportunities and challenges for our business. In order to maintain and grow our business, we must react to these trends by offering products that respond to evolving consumer needs.

•

Customer Consolidation. In recent years, our industry had been characterized by consolidation in the retail grocery and food service industries, with mass merchandisers gaining market share. This trend could increase customer concentration within the industry.

Revenue Factors

Our net sales are driven principally by the following factors:

•	Shipments, which change as a function of changes in volume and, to a lesser degree, changes in price; and
•	the costs that we deduct from shipments to reach net sales, which consist of:
•	Consumer coupon redemption expenses, which are costs from the redemption of coupons we circulate as part of our marketing efforts.
•	Trade marketing expenses, which include the cost of temporary price reductions (“on sale” prices), promotional displays and advertising space in store circulars.
•

Slotting expenses, which are the costs of having certain retailers stock a new product, including amounts retailers charge for updating their warehousing systems, allocating shelf space and in-store systems set-up, among other things.

We give detailed information on these factors below under “—Results of Operations.”

Cost Factors

Our important costs include the following:

•

Raw materials, such as sugar, cucumbers, flour (wheat), poultry and seafood, among others, are available from numerous independent suppliers but are subject to price fluctuations due to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, weather conditions and insects, among others. Overall, we experienced general inflationary pressure in 2007 consistent with the food industry, particularly in flour, corn sweeteners, vegetable oils and dairy products. See “Item 1: Ingredients and Packaging.”

•	Packaging costs. Our broad array of products entails significant costs for packaging and is subject to fluctuations in the price of corrugated fiberboard, aluminum, glass and resin.
•

Freight and distribution. We use a combination of common carriers and inter-modal rail to transport our products from our manufacturing facilities to distribution centers and to deliver products to retailers from those centers. Our freight and distribution costs are influenced by fuel costs. See “Item 1: Business—Marketing, Sales and Distribution.”

•

Advertising and other marketing expenses. We record expenses related to advertising and other consumer and trade-oriented marketing programs under “Marketing and selling expenses” in our consolidated financial statements. Our consumer advertising and marketing expenses have increased significantly in 2007 compared to 2006 as we implement our strategy of slowly shifting a portion of trade support spending to consumer advertising and marketing.

Working Capital

Our working capital is primarily driven by accounts receivable and inventories, which fluctuate throughout the year due to seasonality in both sales and production, as described below in “—Seasonality.” We will continue to focus on reducing our working capital requirements while simultaneously maintaining our customer service levels and production needs. We have historically relied on internally generated cash flows and temporary borrowings under our revolving credit facility to satisfy our working capital requirements.

Other Factors

Other factors that have influenced our results of operations and may do so in the future include:

•

Interest Expense. As a result of the Blackstone Transaction, we have significant indebtedness. Although we expect to reduce our leverage over time, we expect interest expense to continue to be a significant component of our expenses. See “Liquidity and Capital Resources.”

•

Cash Taxes. We have significant tax-deductible intangibles and federal and state net operating losses, which we believe will result in minimal federal and state cash taxes in the next several years. We expect to continue to record federal and state non-cash provisions for deferred income taxes in the future. See “Item 1A: Risk Factors—Risks Related to Our Business–We may not be able to utilize all of our net operating loss carryforwards.”

•

Acquisitions and consolidations. We believe we have the expertise to identify and integrate value-enhancing acquisitions to further grow our business. In recent years we have successfully integrated acquisitions. We have, however, incurred significant costs in connection with integrating these businesses and streamlining our operations. See “—Recent Transactions” and “—Plant Consolidation.”

•

Impairment of Goodwill and Long-Lived Assets. We test our goodwill and intangible assets annually for impairment and have recorded impairment charges in recent years. The value of goodwill and intangibles from the allocation of purchase price from the Blackstone Transaction is derived from our current business operating plans and is therefore susceptible to an adverse change that could require an impairment charge. See “—Impairment of Goodwill and Other Long-Lived Assets.”

Seasonality

We experience seasonality in our sales and cash flows. Sales of frozen foods, including seafood, tend to be marginally higher during the winter months. Sales of pickles, relishes and barbecue sauces tend to be higher in the spring and summer months, and demand for Duncan Hines products tends to be higher around the Easter, Thanksgiving and Christmas holidays. We pack the majority of our pickles during a season extending from May through September and also increase our Duncan Hines inventories at that time in advance of the selling season. As a result, our inventory levels are higher during August, September and October, and thus we require more working capital during those months. We are a seasonal net user of cash in the third quarter of the calendar year, which may require us to draw on the revolving credit commitments under our senior credit facilities.

Recent Transactions

On February 10, 2007, Crunch Holding Corp. (“Crunch Holding”), our parent company, entered into an Agreement and Plan of Merger with Peak Holdings LLC (“Peak Holdings”), a Delaware limited liability company controlled by affiliates of The Blackstone Group, Peak Acquisition Corp (“Peak Acquisition”), a wholly-owned subsidiary of Peak Holdings, and Peak Finance LLC, providing for the acquisition of Crunch Holding. Under the terms of Agreement and Plan of Merger, the purchase price for Crunch Holding was $2,162.5 million in cash plus an amount equal to the aggregate exercise prices of vested options less the amount of indebtedness of Crunch Holding and its subsidiaries outstanding immediately prior to the closing and certain transaction costs, subject to purchase price adjustments based on the amount of our working capital and indebtedness as of the closing. At the closing, on April 2, 2007, Peak Acquisition merged with and into Crunch Holding, with Crunch Holding as the surviving corporation (the “Merger”), and Peak Finance LLC merged with and into Pinnacle Foods Finance LLC, with Pinnacle Foods Finance LLC as the surviving entity. As a result of the Merger, Crunch Holding became a wholly owned subsidiary of Peak Holdings. In connection with the Merger, we repaid the indebtedness under our existing senior secured credit facilities, repurchased Pinnacle’s outstanding 8.25% senior subordinated notes due 2013 pursuant to a tender offer and consent solicitation and paid related fees and expenses.

On March 1, 2006, we acquired certain assets and assumed certain liabilities of the food products business (the “Armour Business”) of The Dial Corporation for $189.2 million in cash, including transaction expenses. The acquisition of the Armour Business complements our existing product lines that together are expected to provide growth opportunities and scale. The Armour Business is a leading manufacturer, distributor and marketer of products in the $1.0 billion canned meat category. Most of the products are produced at the manufacturing facility located in Ft. Madison, Iowa, which was acquired in the transaction. Products are sold under the Armour brand name as well as private label and co-pack arrangements. The Armour Business offers products in twelve of the fifteen segments within the canned meat category, including Vienna sausage, potted meat and sliced dried beef. The consolidated financial statements include the results of operations of the Armour Business beginning March 1, 2006.

On November 25, 2003, Aurora entered into a definitive agreement (amended on January 8, 2004) with Crunch Equity Holding, LLC that provided for a comprehensive restructuring transaction in which PFHC was merged with and into Aurora, with Aurora as the surviving entity. On March 19, 2004, this restructuring was completed and the surviving company was renamed Pinnacle Foods Group Inc. We collectively refer to the restructuring, the financing thereof and the other related transactions as the “Aurora Merger.” Our consolidated financial statements include the results of operations of the Aurora businesses beginning March 19, 2004. The brands we acquired in the Aurora Merger include Duncan Hines, Log Cabin, Mrs. Butterworth’s, Van de Kamp’s, Mrs. Paul’s, Aunt Jemima, Lender’s and Celeste.

As part of the Aurora acquisition, we embarked on a substantial restructuring program, including a plant restructuring, warehouse consolidation and sales force integration, which affected our results in 2004 and 2005.

On November 24, 2003, PFHC and Crunch Equity Holding, LLC consummated a merger (the “2003 Acquisition”).

Our sales and earnings have increased significantly over the last two years as we have realized the benefits of our acquisitions and our various product and cost savings initiatives, as more fully discussed in the following pages. Comparing 2007 to 2005, our net sales have increased $259.5 million, or 21%, to $1,514.5 million and earnings before interest and taxes have increased $51.0 million to $77.7 million.

Plant Consolidation

Omaha, Nebraska Production Facility

On April 7, 2004, PFGI made and announced its decision to permanently close our Omaha, Nebraska production facility, as part of its plan of consolidating and streamlining production activities after the Aurora Merger. Production from the Omaha plant, which manufactured Swanson frozen entree retail products and frozen foodservice products, ceased in December 2004 and has been relocated to the Fayetteville, Arkansas and Jackson, Tennessee production facilities.

Activities related to the closure of the plant were completed in the first quarter of 2005 and resulted in the elimination of 411 positions. From the announcement in April 2004 through the second quarter of 2007, PFGI recorded restructuring charges totaling $19.6 million, pertaining to its decision to permanently close the Omaha, Nebraska production facility. The charges incurred have been included in Other expense (income), net line in the Consolidated Statement of Operations. All such charges are reported under the frozen foods business segment. During the second quarter of 2007, the plant and remaining assets were sold for $2.2 million.

Erie, Pennsylvania Production Facility

On April 29, 2005, our board of directors approved a plan to permanently close our Erie, Pennsylvania production facility, as part of our plan of consolidating and streamlining production activities after the Aurora Merger. Production from the Erie plant, which manufactured Van de Kamp’s and Mrs. Paul’s frozen seafood products and Aunt Jemima frozen breakfast products, has been relocated primarily to our Jackson, Tennessee production facility. Activities related to the closure of the plant were completed in 2006 and resulted in the elimination of approximately 290 positions. Employee termination activities commenced in July 2005 and were substantially completed by the end of the first quarter of 2006. From the date of the announcement, through the fourth quarter of 2006, we incurred charges totaling $7.3 million related to the shutdown of the Erie, Pennsylvania production facility. These charges incurred have been included in the Other expense (income), net line in the Consolidated Statement of Operations. All such charges are reported under the frozen foods business segment. During the fourth quarter of 2006, the plant and any remaining equipment was sold for $1.8 million.

Mattoon, Illinois Production Facility

On April 21, 2005, we made and announced our decision effective May 9, 2005 to shut down one of our bagel production lines at our Mattoon, Illinois facility, which produces our Lender’s Bagels. In connection with the shutdown of the production line, we terminated 28 full-time and seven part-time employees. A portion of the assets that were used in the bagel line were redeployed in other production areas. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” we recorded a non-cash charge of $0.9 million related to the asset impairment of the bagel line, which has been recorded in the Other expense (income), net line in the consolidated statement of operations for fiscal 2005 and reported in the frozen foods segment.

Impairment of Goodwill and Other Long-Lived Assets

In 2005, we experienced difficulties and delays in transferring the frozen prepared seafood production from the Erie, Pennsylvania facility to the Jackson, Tennessee facility. Due to the delays caused by the difficulties encountered, we forecasted significantly reduced sales of frozen prepared seafood products in 2006 and thereafter. Due to the reduced sales and corresponding projected decline in cash flows, we concluded that the intangible assets related to the frozen prepared seafood reporting unit had been impaired. These impairments included goodwill ($44.9 million) and tradenames ($18.1 million). We have included these charges, which are recorded in the frozen foods segment, in the consolidated statement of operations for fiscal 2005. The tradename impairment is recorded as part of the “Other expense (income), net” line item.

Additionally, in 2005, we experienced higher than expected costs, including trade marketing spending and material costs, in the pizza reporting unit, from which we are not expecting relief in the near term. Due to the higher costs, we concluded that all the goodwill related to the pizza reporting unit has been impaired and recorded a charge in the amount of $9.9 million on our consolidated statement of operations for fiscal 2005. This charge is reported in the frozen foods segment of the business.

In the fourth quarter of 2005, we reassessed the long-term growth rate of sales of the products under the Lender’s brand. We concluded that the growth rates were less than anticipated in the prior year and that a further impairment of the tradename asset had occurred. As a result of the decline, we have recognized an impairment in the Lender’s tradename in the amount of $1.1 million. The charge is recorded in the “Other expense (income), net” line item on our consolidated statements of operations and is reported in the frozen foods segment.

In the fourth quarter of 2006, we reassessed the long-term growth rate of sales of the products under the Aunt Jemima brand. Due to increased competition, management reduced the expected future growth rates and as a result, recorded an impairment of the tradename asset in the amount of $2.7 million. The charge is recorded in the “Other expense (income), net” line item on our consolidated statements of operations and is reported in the frozen foods segment.

In fiscal 2007, we experienced declines in net sales of our Open Pit branded products. Upon reassessing the long-term growth rates of the brand, we recorded an impairment of the tradename asset in the amount of $1.2 million. The charge is recorded in the Other expense (income), net line in the Consolidated Statements of Operations and is reported in the dry foods segment.

Items Affecting Comparability

During fiscal 2005, our earnings (loss) before interest and taxes were negatively impacted by certain items. These items included:

•	We incurred $1.3 million of charges pertaining to the closure of the Omaha, Nebraska production facility.
•

In April 2005, we announced plans to shut down a production line in our Mattoon, Illinois production facility and incurred a non-cash charge for an impairment write down of fixed assets totaling $0.9 million.

•

In April 2005, we announced plans to permanently close the Erie, Pennsylvania production facility and incurred charges totaling $5.9 million pertaining to employee severance and related costs and other plant closing costs. These charges were included in the results of operations for fiscal 2005 and are recorded in “Other expense (income), net” in the consolidated statement of operations. Additionally, in connection with the closure of the Erie, Pennsylvania plant, we recorded $4.8 million of accelerated depreciation expense, which is recorded in cost of products sold in the consolidated statement of operations.

•

Our earnings were impacted by non-cash impairment charges to goodwill and tradenames totaling $54.8 million and $19.3 million, respectively. The write-downs were primarily the result of significantly reduced sales forecasted for 2006 and thereafter in the frozen prepared seafood reporting unit caused by the difficulties and delays in transferring production from our Erie, Pennsylvania facility to our Jackson, Tennessee facility, as well as higher than expected trade marketing spending and material costs in our pizza reporting unit.

During fiscal 2006, our earnings (loss) before interest and taxes were negatively impacted by certain items. These items included:

•

We recorded charges totaling $4.1 million in connection with the closure and plant consolidation costs related to closing the Omaha, Nebraska and Erie, Pennsylvania production facilities. These costs, which were part of our plan of consolidating and streamlining production activities after the Aurora Merger, are discussed above under the heading “—Plant Consolidation.”

•	We recorded a charge of $4.8 million related to the flow through of the increase in the fair market value of inventories acquired in the Armour Business.
•

We recorded non-cash equity compensation of $1.4 million for certain ownership units of Crunch Equity Holdings, LLC issued to CDM Investor Group LLC, which is controlled by members of PFG LLC’s management in connection with the Armour acquisition.

•

We recorded non-cash equity compensation of $1.9 million related to stock options granted to employees of PFG LLC and accounted for in accordance with SFAS No. 123(R), “Share-Based Payment (Revised 2004),” which was adopted at the start of fiscal 2006.

•

Due to increased competition in the frozen breakfast category, management evaluated the expected future growth rates of the Aunt Jemima branded sales and as a result, recorded a non-cash impairment of the tradename asset in the amount of $2.7 million.

During fiscal 2007, our earnings (loss) before interest and taxes were impacted by certain items. These items included:

•

On April 2, 2007, immediately prior to the consummation of the Blackstone Transaction, we incurred $49.1 million of merger-related costs relating to the Blackstone Transaction, which are recorded in the Other expense (income), net line of the Consolidated Statement of Operations. The costs included $35.5 million related to the cash tender offer for the Predecessor’s 8.25% senior subordinated notes, $12.9 million related to the termination of certain of the Predecessor’s contracts, and $0.7 million related to payroll taxes.

•

Also on April 2, 2007, immediately prior to the consummation of the Blackstone Transaction, all of the Predecessor’s outstanding stock options vested, and we exercised our option to purchase at fair value all of the shares of common stock to be acquired by exercise of options held by employees pursuant to our Stock Option Plan. As a result, we incurred a charge of $8.4 million for stock compensation expense.

•	In fiscal 2007, we recorded a charge of $40.2 million related to the flow through of the increase in the fair market value of inventories acquired in the Blackstone Transaction.
•

In December 2007, we recorded a reduction to Cost of products sold of $9.0 million related to the renegotiation of the Ft. Madison labor contract. Post retirement medical benefits (“OPEB”) are no longer granted as part of the contract; thus we no longer had this post-retirement liability.

•

In December 2007, the company repurchased a total of $51.0 million of our 10.625% Senior Subordinated Notes at a discount price of $44.2 million. The gain was $5.7 million and is recorded in the Other expense (income), net line of the Consolidated Statement of Operations.

•	In December 2007, we recorded an impairment charge on our Open Pit tradename. The charge was the result of declines in sales of the Open Pit branded products.

Additionally, in the continuing effort to revitalize our brands, we introduced several new products during the first quarter of 2005 and incurred a substantially higher level of slotting expenses and a higher level of coupon expenses. These high levels of expense did not continue throughout the remainder of 2005. During fiscal 2006, our product introductions returned to more normal levels and were significantly less than the prior year and consequently our slotting and coupon expense was less. Both slotting and coupon expenses are deducted from shipments (as discussed below) in arriving at net sales in our consolidated statement of operations.

We have substantially completed the integration of the Armour Business acquired in the first quarter of 2006. Through the Aurora Merger in 2004 and the acquisition of the Armour Business, we have enhanced our existing product offerings and launched dozens of new offerings.

Results of Operations

The discussion below for each of the comparative periods is based upon net sales. We determine net sales in accordance with generally accepted accounting principles, or “GAAP”. We calculate our net sales by deducting trade marketing, slotting and consumer coupon redemption expenses from shipments. “Shipments” means gross sales less cash discounts, returns and “non-marketing” allowances. We calculate gross sales by multiplying the published list price of each product by the number of units of that product sold.

The discussion below for the 52 weeks ended December 30, 2007 is based on the combination of the Predecessor’s consolidated financial results for the 13 weeks ended April 2, 2007 and the Successor’s consolidated financial results for the 39 weeks ended December 30, 2007. This combination represents what we believe is the most meaningful basis for comparison of the current year with the corresponding period of the prior year, although the combination is not in accordance with GAAP. We believe that this is the most meaningful basis for comparison because the customer base, products, manufacturing facilities and types of marketing programs were the same under the Predecessor as they are under Successor.

Shipments is a non-GAAP financial measure. We include it in our management’s discussion and analysis because we believe that it is a relevant financial performance indicator for our company as it measures the increase or decrease in our revenues caused by shipping more or less physical case volume multiplied by our published list prices. It is also a measure used by our management to evaluate our revenue performance. This measure is not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of performance.

The following table reconciles shipments to net sales for the total company, the dry foods segment and the frozen foods segment for fiscal 2007, fiscal 2006 and fiscal 2005.

For the fiscal year ended:

	Total			Dry Foods			Frozen Foods
	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2007	Fiscal 2006	Fiscal 2005
Shipments	$2,014.4	$1,957.0	$1,755.9	$1,130.0	$1,077.5	$826.4	$884.4	$879.5	$929.5
Less: Aggregate trade marketing and consumer coupon redemption expenses	483.7	496.1	464.6	260.3	273.7	221.6	223.4	222.4	243.0
Less: Slotting expense	16.2	18.6	35.6	5.8	6.2	19.8	10.4	12.4	15.8

Net sales	$1,514.5	$1,442.3	$1,255.7	$863.9	$797.6	$585.0	$650.6	$644.7	$670.7

Consolidated Statements of Operations

The following tables set forth statement of operations data expressed in dollars and as a percentage of net sales. In accordance with GAAP, the results for fiscal 2006 only include the results of operations of the Armour Business from the date of the acquisition, March 1, 2006, through the end of the period.

	Combined Fiscal 2007		Fiscal 2006		Fiscal 2005
Net sales	$1,514.5	100.0%	$1,442.3	100.0%	$1,255.7	100.0%
Cost and expenses:
Cost of products sold	1,188.5	78.5%	1,122.6	77.8%	997.2	79.4%
Marketing and selling expenses	122.4	8.1%	103.6	7.2%	101.2	8.1%
Administrative expenses	58.4	3.9%	52.4	3.6%	40.2	3.2%
Research and development expenses	4.4	0.3%	4.1	0.3%	3.6	0.3%
Goodwill impairment charge	-	0.0%	-	0.0%	54.8	4.4%
Other expense (income), net	63.1	4.2%	14.2	1.0%	31.8	2.5%

Total cost and expenses	1,436.8	94.9%	1,296.9	89.9%	1,228.8	97.9%

Earnings before interest and taxes	$77.7	5.1%	$145.4	10.1%	$26.9	2.1%

	Combined Fiscal 2007	Fiscal 2006	Fiscal 2005
Net sales:
Dry foods	$863.9	$797.6	$585.0
Frozen foods	650.6	644.7	670.7

Total	$1,514.5	$1,442.3	$1,255.7

Earnings (loss) before interest and taxes
Dry foods	$105.1	$121.7	$95.0
Frozen foods	34.2	43.5	(51.6)
Unallocated corporate expenses	(61.6)	(19.8)	(16.5)

Total	$77.7	$145.4	$26.9

Depreciation and amortization
Dry foods	$27.7	$21.2	$14.0
Frozen foods	28.1	21.0	25.1

Total	$55.8	$42.2	$39.1

Fiscal year ended December 30, 2007 (52 weeks) compared to fiscal year ended December 31, 2006 (53 weeks)

Net sales. Shipments in the year ended December 30, 2007 were $2,014.4 million, an increase of $57.4 million, or 2.9%, compared to shipments in the year ended December 31, 2006 of $1,957.0 million. The Armour acquisition resulted in $36.1 million of increased shipments. All other businesses increased $21.3 million. Net sales in the year ended December 30, 2007 were $1,514.5 million, an increase of $72.2 million, or 5.0%, compared to net sales in the year ended December 31, 2006 of $1,442.3 million. The Armour acquisition resulted in $31.4 million of increased net sales. Net sales of all other businesses increased $40.8 million, which was the result of an increase in shipments of $21.3 million and a $19.5 million decrease in aggregate trade marketing and consumer coupon redemption expenses and slotting expenses.

Dry foods: Shipments in the year ended December 30, 2007 were $1,130.0 million, an increase of $52.5 million, or 4.9%, compared to shipments in the year ended December 31, 2006. The full year inclusion of the Armour business in 2007 net sales resulted in $36.1 million of increased shipments. The increase in our remaining businesses was due to increases in our Vlasic and syrup product lines, and our Canada business. Aggregate trade marketing and consumer coupon redemption expenses and slotting expenses decreased $13.8 million. The Armour acquisition resulted in $4.7 million of increased aggregate trade marketing and consumer coupon redemption expenses and slotting expenses. Of the remaining businesses, aggregate trade marketing and consumer coupon redemption expenses and slotting expenses decreased $18.5 million. As a result, dry foods net sales increased $66.3 million, of which $31.4 million of the increase resulted from the sales of products related to the acquisition of the Armour business. The net sales of the remaining businesses increased $34.9 million, or 5.7%, for the year ended December 30, 2007, led by our Vlasic, syrup and Duncan Hines product lines and principally due to decreased aggregate trade marketing and consumer coupon redemption expenses and slotting expenses.

Frozen foods: Shipments in the year ended December 30, 2007 were $884.4 million, an increase of $4.9 million, or 0.6%, compared to shipments in the year ended December 31, 2006. The increase was driven by our Canada business and Celeste product line. Aggregate trade and consumer coupon redemption expenses and slotting expenses decreased $1.0 million, the result of lower slotting and consumer coupon redemption expense. As a result, frozen foods net sales increased $5.9 million for the year ended December 30, 2007.

Cost of products sold. Our cost of products sold was $1,188.5 million, or 78.5% of net sales, in the year ended December 30, 2007, versus cost of products sold of $1,122.6 million, or 77.8% of net sales, in the year ended December 31, 2006. Included in the cost of products sold for the year ended December 30, 2007 were $40.2 million related to post-acquisition sales of inventories written up to fair value at the date of the Blackstone Transaction and $1.2 million of stock compensation expense also related to the Blackstone Transaction. The products acquired in the Armour business resulted in an additional $8.4 million of cost of products sold in the year ended December 30, 2007. Included in the cost of products sold for the Armour business in the year ended December 30, 2007 was a $9.0 million reduction in cost resulting from the elimination of OPEB obligation associated with a new labor contract at our Ft. Madison facility and for the year ended December 31, 2006 was $4.8 million increase in cost related to post-acquisition sales of inventories written up to fair value at the date of the Armour acquisition. For the remaining businesses, cost of products sold was 75.3% of net sales, or a 1.2 percentage point decrease. The principal driver of the improved cost of products sold as a percent of net sales rate was a decrease in aggregate trade marketing and consumer coupon redemption expenses and slotting expenses that are classified as reductions to net sales. The change in these costs accounted for 1.2 percentage points of lower costs in 2007. Reduced freight and distribution expenses accounted for a 0.9 percentage point improvement, although this improvement is net of $2.6 million of expenses incurred in the year ended December 30, 2007 and $1.6 million of expenses incurred in the year ended December 31, 2006 in connection with a realignment of our distributor network. The balance of the change was principally due to commodity cost increases, partially offset by productivity improvements.

Marketing and selling expenses. Marketing and selling expenses were $122.4 million, or 8.1% of net sales, in the year ended December 30, 2007, compared to $103.6 million, or 7.2% of net sales, in the year ended December 31, 2006. Included in the expenses for the year ended December 30, 2007 was $2.9 million of stock compensation expense related to the acceleration of the vesting in the Predecessor’s stock options as a result of the Blackstone Transaction. The acquisition of the Armour business contributed $4.0 million of an increase for the year ended December 30, 2007. The remaining increase was principally due to higher advertising expense of $10.4 million, primarily in our seafood, syrups and Duncan Hines businesses. The balance of the increase was due to higher selling overhead expense.

Administrative expenses. Administrative expenses were $58.4 million, or 3.9% of net sales, in the year ended December 30, 2007 compared to $52.4 million, or 3.6% of net sales, in the year ended December 31, 2006. Included in the expenses for the year ended December 30, 2007 was $3.9 million of stock compensation expense related to the acceleration of the vesting in the Predecessor’s stock options as a result of the Blackstone Transaction. In addition, certain executive severance expenses of $0.8 million and other expenses of $0.6 million were incurred in the year ended December 30, 2007 related to the Blackstone Transaction and other acquisition related activity. Included in the expenses for the year ended December 31, 2006 was $0.7 million of expense related to transition services incurred in connection with the Armour acquisition. The balance of the increase in 2007 was principally due to higher personnel costs related to capability building initiatives.

Research and development expenses. Research and development expenses were $4.4 million, or 0.3% of net sales, in the year ended December 30, 2007 compared with $4.1 million, or 0.3% of net sales, in the year ended December 31, 2006. Included in the expenses for the year ended December 30, 2007 was $0.3 million of stock compensation expense related to the acceleration of the vesting in the Predecessor’s stock options as a result of the Blackstone Transaction.

Other expense (income), net. The following table shows other expense (income), net:

	Year ended
	December 30, 2007	December 31, 2006
	In thousands
Other expense (income), net consists of:
Restructuring and impairment charges	$1,246	$6,787
Amortization of intangibles/other assets	18,490	7,415
Merger-related costs	49,129	—
Gain on extinguishment of subordinate notes	(5,670)	—
Royalty expense (income), net and other	(125)	(16)

Total other expense (income), net	$63,070	$14,186

Included in the expense for the year ended December 30, 2007 was $49.1 million of merger costs related to the Blackstone Transaction (see Note 6 to the Consolidated Financial Statements). These costs included $35.5 million related to the cash tender offer for the Predecessor’s 8.25% Senior Subordinated Notes, $12.9 million related to the termination of certain of the Predecessor’s contracts, and $0.7 million related to payroll taxes. Amortization was $18.5 million in the year ended December 30, 2007 as compared to $7.4 million in the year ended December 31, 2006. The 2007 expense includes higher amortization related to the increase in value of our definite-lived intangible assets as a result of the purchase price allocation of the Blackstone Transaction. For the year ended December 30, 2007, restructuring and impairment charges totaled $1.2 million, principally due to a $1.2 million trade name impairment charge on our Open Pit brand. For the year ended December 31, 2006, restructuring and impairment charges totaled $6.8 million and consisted of a $2.7 million trade name impairment charge on our Aunt Jemima brand, $2.7 million of costs related to the closure of our Omaha, Nebraska frozen food facility and $1.4 million of costs related to the closure of our Erie, Pennsylvania frozen food facility, as discussed above under “Plant Consolidation.” In addition, the year ended December 30, 2007 includes a $5.7 million gain on the extinguishment of subordinated notes which were redeemed by the company in December 2007.

Earnings (loss) before interest and taxes. Earnings (loss) before interest and taxes (EBIT) decreased $67.7 million to $77.7 million in the year ended December 30, 2007 from $145.4 million in EBIT in the year ended December 31, 2006. Included in the year ended December 30, 2007 is $8.4 million of stock compensation expense and $49.1 million of merger costs (see Notes 5 and 6 to the Consolidated Financial Statements), both related to the Blackstone Transaction. The merger costs of $49.1 million are included in the unallocated corporate expenses. Also included in the year ended December 30, 2007 are costs of products sold related to post-acquisition sales of inventories written up to fair value at the date of the Blackstone Transaction of $40.2 million in the year ended December 30, 2007, and $4.8 million related to post-acquisition sales of inventories written up to fair value at the date of the Armour acquisition in the year ended December 31, 2006. Amortization expense was $18.5 million in the year ended December 30, 2007 as compared to $7.4 million in the year ended December 31, 2006. The 2007 expense includes higher amortization related to the increase in value of the definite-lived intangible assets as a result of the purchase price allocation of the Blackstone Transaction. In addition, the year ended December 30, 2007 includes a $5.7 million gain on the extinguishment of subordinated notes which were redeemed by the company in December 2007, which is included in the unallocated corporate expenses. The earnings before interest and taxes (EBIT) decrease resulted from a $16.6 million decrease in dry foods EBIT, a $9.3 million decrease in frozen foods EBIT, and a $41.8 million increase in unallocated corporate expenses.

Dry foods: Dry foods EBIT decreased $16.6 million, or 13.6%, in the year ended December 30, 2007 to $105.1 million from $121.7 million in the year ended December 31, 2006 and included a $19.0 million increase related to the acquisition of the Armour business. Included in the Armour results is a $9.0 million reduction in cost resulting from the elimination of OPEB obligation associated with a new labor contract at our Ft. Madison facility in the year ended December 30, 2007 and a $4.8 million charge related to post-acquisition sales of inventories written up to fair value at the date of the Armour acquisition in the year ended December 31, 2006. In addition, the year ended December 30, 2007 included a $28.5 million charge related to post-acquisition sales of inventories written up to fair value at the date of the Blackstone Transaction and $5.0 million of stock compensation expense also related to the Blackstone Transaction. The year ended December 30, 2007 also includes a tradename impairment charge of $1.2 million related to our Open Pit brand. The balance of the dry foods EBIT decreased $0.9 million, which includes $2.8 million of higher amortization related to the increase in value of our definite-lived intangible assets as a result of the purchase price allocation of the Blackstone Transaction. The remaining increase was driven by $18.7 million of decreased aggregate trade marketing and consumer coupon redemption expenses and slotting expenses. and increased sales volume. These favorable factors were mostly offset by increased cost of products sold and higher advertising expense on our syrup and Duncan Hines businesses.

Frozen foods: Frozen foods EBIT decreased by $9.3 million, or 21.4%, in the year ended December 30, 2007, to $34.2 million from $43.5 million in the year ended December 31, 2006, and included $3.3 million of stock compensation expense related to the Blackstone Transaction. In addition, the year ended December 30, 2007 included an $11.7 million charge related to post-acquisition sales of inventories written up to fair value at the date of the Blackstone Transaction. Amortization expense was $10.5 million in the year ended December 30, 2007 as compared to $2.3 million in the year ended December 31, 2006. The 2007 expense includes higher amortization related to the increase in value of the definite-lived intangible assets as a result of the purchase price allocation of the Blackstone Transaction. For the year ended December 31, 2006, restructuring and impairment charges totaled $6.8 million and consisted of a $2.7 million trade name impairment charge on our Aunt Jemima brand, $2.7 million of costs related to the closure of our Omaha, Nebraska frozen food facility and $1.4 million of costs related to the closure of our Erie, Pennsylvania frozen food facility. The balance of the frozen foods EBIT increased $7.5 million and was principally driven by the favorable impact of lower costs of products sold resulting from lower freight and storage expense and favorable production mix, as well as the impact of higher sales volumes. Somewhat offsetting these improvements was higher advertising expense, most of which was in the seafood business.

Interest expense, net. Interest expense, net was $162.1 million in the year ended December 30, 2007, compared to $85.4 million in the year ended December 31, 2006. Included in the interest expense, net, amount was $2.1 million and $(0.9) million for the year ended December 30, 2007 and the year ended December 31, 2006, respectively, recorded from gains and (losses) on interest rate swap agreements. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements not designated as hedges under SFAS 133 are recorded as an adjustment to interest expense. Our 2007 interest rate swaps are designated as hedges under SFAS 133, and included in Other Comprehensive Income in the year ended December 30, 2007 was a $(24.1) million loss resulting from the mark-to-market of these swaps. Also included in the interest expense, net, in the year ended December 30, 2007 are a charge of $24.1 million for the unamortized portion of the deferred financing costs and a credit of $5.2 million for the unamortized portion of the original issue premium, both related to the redemption of the 8.25% Senior Subordinated Notes of the Predecessor. Excluding the impact of the interest rate swaps and the items in the previous sentence, the increase in interest expense, net, of $60.9 million was the result of $37.1 million attributed to higher average bank debt levels, $4.1 million attributed to higher interest rates on our bank borrowings, $18.0 million attributed to higher bond debt levels and interest rates ($11.1 million due to higher levels and $6.9 million due to higher rates) and $2.3 million attributed to higher amortization of debt issue costs resulting principally from the bridge financing in connection with the Blackstone Transaction, partially offset by $0.3 million in higher interest income.

Provision for income taxes. The effective tax rate was (103.3)% in the year ended December 30, 2007, compared to 43.5% in the year ended December 31, 2006. We maintain a full valuation allowance against net domestic deferred tax assets excluding indefinite lived intangible assets, and the difference between the statutory rate and the effective rate is primarily due to the change in the valuation allowance for the fiscal year. Deferred tax liabilities are recognized for the differences between the book and tax bases of certain goodwill and indefinite-lived intangible assets.

Under Internal Revenue Code Section 382, the predecessor is a loss corporation. Section 382 of the Code places limitations on our ability to use Aurora’s net operating loss carry-forward to offset our income. The annual net operating loss limitation is approximately $15 to 18 million subject to other rules and restrictions. See note 11 to our audited consolidated financial statements.

Fiscal Year Ended December 31, 2006 (53 Weeks) Compared to the Fiscal Year Ended December 25, 2005 (52 Weeks)

Net sales. Shipments in the year ended December 31, 2006 were $1,957.0 million, an increase of $201.1 million, compared to shipments in the year ended December 25, 2005 of $1,755.9 million. The Armour acquisition resulted in $217.7 million of increased shipments. All other businesses were down $16.6 million, principally driven by decreases in sales of our Swanson and Hungry-Man frozen dinner business and our seafood business sales (as described below). Net sales in the year ended December 31, 2006 were $1,442.3 million, an increase of $186.6 million, compared to net sales in the year ended December 25, 2005 of $1,255.7 million. The Armour acquisition resulted in $180.8 million of increased net sales. Net sales of all other businesses increased $5.8 million, which was the result of the decline in shipments of $16.6 million offset by a $22.4 million decrease in aggregate trade marketing and consumer coupon redemption expenses and slotting expenses.

Dry foods: Shipments in the year ended December 31, 2006 were $1,077.5 million, an increase of $251.1 million. The acquired Armour business increased shipments $217.7 million. The increase in our remaining businesses was due to increases in our Duncan Hines, private label, Canada, and syrup product line sales. Aggregate trade marketing and consumer coupon redemption expenses increased $38.5 million. The Armour acquisition resulted in $36.9 million of increased aggregate trade marketing and consumer coupon redemption expenses. On the remaining businesses, aggregate trade marketing and consumer coupon redemption expenses increased $1.6 million. As a result, dry foods net sales increased $212.6 million, of which $180.8 million of the increase resulted from the sales of products related to the acquisition of the Armour business. The net sales of the remaining businesses increased $31.8 million, or 5.4%, for the fiscal year ended December 31, 2006, principally due to higher product shipments.

Frozen foods: Shipments in the year ended December 31, 2006 were $879.5 million, a decrease of $50.0 million. The change was driven by a $34.2 million decrease in our Swanson and Hungry-Man frozen dinner business, resulting from a reduction of unprofitable trade promotions. In addition, our seafood business sales were down $26.7 million, resulting from finished product supply issues attributed to the delayed start-up of a new production line in Jackson, Tennessee in connection with the Erie plant closure, which occurred in the first quarter of 2006. The balance of the change was driven by increases in our Celeste and frozen foodservice product line sales. Aggregate trade marketing and consumer coupon redemption expenses and slotting expenses decreased $24.0 million, the result of lower trade marketing, principally in Swanson trade promotions referenced above, and new product launch activity in 2006. As a result, frozen foods net sales decreased $26.0 million, again resulting from sales declines in the Swanson and Hungry-Man frozen dinner business and the seafood business.

Cost of products sold. Our cost of products sold was $1,122.6 million, or 77.8% of net sales, in the year ended December 31, 2006, versus cost of products sold of $997.2 million, or 79.4% of net sales, in the year ended December 25, 2005, a 1.6 percentage point improvement. The products acquired in the Armour acquisition resulted in an additional $157.6 million of cost of products sold for the fiscal year ended December 31, 2006, including additional costs of $4.8 million related to post-acquisition sales of inventories written up to fair value at the date of the Armour acquisition. For the remaining businesses, cost of products sold was 76.5% of net sales, or a 2.9 percentage point improvement. The principal driver of the improved cost of products sold as a percent of net sales rate was reduced freight and distribution expenses, accounting for a 1.3 percentage point improvement. Additionally, there was a decline in aggregate trade marketing (including the slotting mentioned above) and consumer coupon redemption expenses which are reduced to calculate net sales. The change in these costs accounted for 0.9 percentage points of the improvement.

Marketing and selling expenses. Marketing and selling expenses were $103.6 million, or 7.2% of net sales, in the year ended December 31, 2006 compared to $101.2 million, or 8.1% of net sales, in the year ended December 25, 2005. The acquisition of the Armour Business contributed $3.5 million of the increase for the fiscal year ended December 31, 2006. On the remaining businesses, the change was due to lower advertising expense of $10.1 million, primarily in our seafood and Duncan Hines businesses, partially offset by increased other consumer focused marketing programs of $2.7 million. Selling related expenses increased by $5.3 million, resulting from increased product sales, as well as higher management incentive plan expense.

Administrative expenses. Administrative expenses were $52.4 million in the year ended December 31, 2006 compared to $40.2 million in the year ended December 25, 2005. The acquisition of the Armour Business contributed $4.0 million of an increase for the fiscal year ended December 31, 2006. Included in administrative expenses for the fiscal year ended December 31, 2006 was $1.4 million for the non-cash stock compensation charge related to the ownership units of Crunch Equity Holding, LLC issued to CDM Investor Group LLC in connection with the acquisition of the Armour Business recorded in the first quarter, as well as $1.3 million of stock option expense in accordance with SFAS No. 123(R), which was adopted at the beginning of 2006. In addition, we resumed the payment of the management fees to our existing equity investors beginning in the second quarter of 2006, in accordance with Amendment No. 2 to our senior secured credit facilities, which were $0.8 million in 2006 compared to zero in 2005. In the fiscal year ended December 25, 2005, a $1.5 million favorable adjustment to our bad debt reserve was recorded resulting from improvements in our accounts receivable aging $(1.0 million) and cash collections of previously written off accounts $(0.5 million). The balance of the increase resulted principally from increased management incentive bonuses in 2006 due to 100% attainment of certain performance targets compared to approximately a 30% of target management incentive plan expense in 2005.

Research and development expenses. Research and development expenses were $4.1 million, or 0.3% of net sales, in the year ended December 31, 2006 compared with $3.6 million, or 0.3% of net sales, in the year ended December 25, 2005.

Goodwill impairment charge. Goodwill impairment charges, which are discussed above under “—Impairment of Goodwill and Other Long-lived Assets,” were $54.8 million in the year ended December 25, 2005. Of the total charge in fiscal 2005, which was recorded in the frozen foods segment, $44.9 million related to the impairment of the frozen prepared seafood reporting unit and $9.9 million related to the impairment of the pizza reporting unit.

Other expense (income), net. The following table shows other expense (income), net:

	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005
Other expense (income), net consists of:
Restructuring and intangible asset impairment charges	$6,787	$27,278
Amortization of intangibles/other assets	7,415	4,814
Merger-related costs	—	(101)
Royalty income and other	(16)	(155)

Total other expense (income), net	$14,186	$31,836

Other expense was $14.2 million in the year ended December 31, 2006 compared to $31.8 million in the year ended December 25, 2005. For the year ended December 31, 2006, plant restructuring and impairment charges totaled $4.1 million and consisted of $1.4 million of costs related to the closure of our Erie, Pennsylvania frozen food facility, and $2.7 million of plant consolidation expense related to the closure of our Omaha, Nebraska frozen food facility, all of which are discussed above under “—Plant Consolidation.” Also included in the fiscal 2006 activity were tradename impairment charges, which are discussed above under “—Impairment of Goodwill and Other Long-lived Assets,” of $2.7 million related to the Aunt Jemima brand. In addition, $7.4 million of amortization expense was incurred in the year ended December 31, 2006, an increase of $2.6 million as compared to $4.8 million in the year ended December 25, 2005, mainly due to the acquisition of the Armour business.

For the year ended December 25, 2005, plant restructuring and impairment charges totaled $8.0 million and consisted of $5.8 million of costs related to the closure of our Erie, Pennsylvania frozen food facility, a $0.9 million asset impairment charge for the shutdown of a production line at our Mattoon, Illinois facility, and $1.3 million of plant consolidation expense related to the closure of our Omaha, Nebraska frozen food facility, all of which are discussed above under “—Plant Consolidation.” Trade name impairment charges, which are discussed above under “—Impairment of Goodwill and Other Long-lived Assets,” were $19.3 million in fiscal 2005, consisting of a $10.4 million charge related to the Mrs. Paul’s brand, $7.8 million charge related to the Van de Kamp’s brand and $1.1 million related to the Lender’s brand. The balance of the 2005 activity relate to royalty income and other miscellaneous credits received in the year.

Earnings (loss) before interest and taxes. Earnings (loss) before interest and taxes (EBIT) increased $118.5 million to $145.4 million in the year ended December 31, 2006 from $26.9 million in the year ended December 25, 2005. This increase resulted from a $95.1 million increase in frozen foods EBIT (primarily due to the large write-off of goodwill in intangible assets in 2006), a $26.7 million increase in dry foods EBIT, and a $3.3 million increase in unallocated corporate expenses. The increase in unallocated corporate expenses is principally related to $1.4 million for the non-cash stock compensation charge related to the ownership units of Crunch Equity Holding, LLC issued to CDM Investor Group LLC in connection with the acquisition of the Armour Business recorded in the first quarter, as well as $1.9 million of stock option expense in accordance with the adoption of SFAS No. 123(R).

Dry foods: Dry foods EBIT increased $26.7 million in the year ended December 31, 2006 and included $12.8 million related to the acquisition of the Armour Business. The Armour results were reduced by a $4.8 million non-cash charge related to post-acquisition sales of inventories written up to fair value at the date of the acquisition. The balance of the dry foods EBIT increased $13.9 million, principally driven by lower marketing spending related to fewer new product introductions, mainly in slotting and consumer coupon redemption expense, which are recorded as reductions from net sales. In addition, freight and storage costs decreased as a result of the reorganization of our warehousing network.

Frozen foods: Frozen foods EBIT increased by $95.1 million in the year ended December 31, 2006. In 2006, we recorded $0.6 million of accelerated depreciation expense and a charge of $1.4 million related to asset impairment and plant consolidation expense from the closure of the Erie, Pennsylvania frozen foods facility and impairment charges and plant consolidation expense totaling $2.7 million from the closure of the Omaha, Nebraska frozen foods facilities. Additionally, in 2006 we recorded a tradename impairment charge of $2.7 million related to the Aunt Jemima brand. In 2005, we recorded $4.8 million of accelerated depreciation expense related to the closure of the Erie, Pennsylvania frozen food facility and a charge of $7.1 million related to the plant consolidation expense from the closure of the Omaha, Nebraska ($1.3 million) and Erie, Pennsylvania ($5.8 million) frozen foods facilities. Impairment charges, principally for goodwill and tradenames, totaling $75.0 million were also recorded in fiscal 2005. The impairment charges consisted of a $54.8 million charge for goodwill impairment for the frozen prepared seafood reporting unit ($44.9 million) and pizza reporting unit ($9.9 million), a $19.3 million impairment charge to tradenames for Mrs. Paul’s ($10.4 million), Van de Kamp’s ($7.8 million) and Lender’s ($1.1 million) and a $0.9 million asset impairment write down for the shutdown of a production line at our Mattoon, Illinois facility. The balance of our frozen foods EBIT increased $15.7 million, principally driven by lower marketing spending in 2006, mainly in slotting and trade marketing expense related to fewer new product introductions, which are recorded as reductions from net sales, and lower advertising expense. Partially offsetting the declines in marketing spending was the unfavorable impact of lower sales volumes and the unfavorable mix impact of a shift to lower margin product sales.

Interest expense, net. Interest expense, net was $85.4 million in the year ended December 31, 2006, compared to $70.5 million in the year ended December 25, 2005. Included in the net interest expense amount was $(0.9) million and $4.7 million for the year ended December 31, 2006 and the year ended December 25, 2005, respectively, recorded from gains and (losses) on interest rate swap agreements. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements are recorded as an adjustment to interest expense. Excluding the impact of the interest rate swaps, the increase in interest expense of $9.3 million was the result of $6.2 million attributed to higher interest rates on our bank borrowings, $1.9 million attributed to higher average bank debt levels resulting from the borrowings to fund the Armour acquisition less prepayments of our bank borrowings and $1.1 million attributed to higher amortization of debt issue costs resulting from the Armour acquisition as well as the impact of our prepayments of our bank borrowings.

Provision for income taxes. The effective tax rate was 43.5% in the year ended December 31, 2006, compared to (1.0)% in the year ended December 25, 2005. We maintain a full valuation allowance against net deferred tax assets, excluding indefinite lived intangible assets, and the effective rate difference is primarily due to the change in the valuation allowance for the fiscal year. Deferred tax liabilities are recognized for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets. A deferred tax charge was recorded both in 2005 and 2004 for amortization recognized for tax purposes related to indefinite lived intangibles.

LIQUIDITY AND CAPITAL RESOURCES

Historical

Overview. Our cash flows are very seasonal. Typically we are a net user of cash in the third quarter of the calendar year (i.e., the quarter ending in September) and a net generator of cash over the balance of the year.

Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures and debt service. Capital expenditures are expected to be approximately $33 million in 2008. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our revolving credit facilities.

Statements of Cash Flows for the Fiscal Year Ended December 30, 2007 Compared to the Fiscal Year Ended December 31, 2006

Net cash used in operating activities for the Successor was $60.1 million for the period from April 2, 2007 to December 30, 2007, which was the result of our net loss excluding non-cash charges of $16.8 million and a decrease in working capital of $43.3 million. The decrease in working capital is primarily driven by a decrease in inventory resulting from the $40.2 million charge related to the write up of inventories to the fair value as of the date of the Blackstone Transaction offset by the normal seasonality of inventories of $7.5 million when comparing December to April. Also benefiting working capital is an increase in accrued liabilities of $23.8 million as a result of higher accrued interest expense and higher accrued management incentive compensation, which is generally disbursed in the first quarter of the fiscal year. Offsetting these decreases in working capital from inventory and accrued liabilities is a decline of $11.4 million in accrued trade marketing expense, which is a result of lower trade spending and a change in the timing of when payments are occurring. All other working capital charges, net reduced cash by $1.8 million.

Net cash provided by operating activities for the Predecessor was $55.7 million for the period from January 1, 2007 to April 2, 2007, which was the result of net loss excluding non-cash charges of $16.4 million and a decrease in working capital of $72.1 million. The decrease in working capital was primarily the result of (a) a $53.5 million increase in accrued liabilities, mostly as a result of the accrual of $49.1 million of merger expenses related to the Blackstone Transaction, (b) a $20.0 million decrease in inventories that was due to the seasonal sell-down from December 2006 and (c) a $14.3 million increase in accounts payable. The increase in accounts payable at the end of the period primarily related to the normal seasonal slowdown at our production facilities in December 2006 as well as optimizing our freight payment system. The increase in accrued liabilities and accounts payable and the decrease in inventories were offset by an $18.3 million increase in accounts receivable that relates to higher sales as well as the timing of when those sales occurred. The aging of accounts receivable has remained unchanged from December. All other working capital accounts generated $2.6 million of cash, primarily the result of higher accrued trade marketing.

Net cash used in investing activities for fiscal 2007 totaled $1,345.4 million and included $1,319.6 million for the Blackstone Transaction as well as $28.0 million for capital expenditures ($5.0 million for the Predecessor and $23.0 million for the Successor). Additionally, the Successor received $2.2 million from the sale of the Omaha, Nebraska facility.

Net cash provided by financing activities was $1,239.8 million for fiscal 2007. This primarily related to the funding for the Blackstone Transaction, which included $1,250.0 million under the term loan under the Senior Secured Credit Facilities, $575.0 million for the Senior Notes and Senior Subordinated Notes, and $420.3 million in net equity contributions. These funds were offset by repayments of the Predecessor’s long-term debt totaling $915.2 million, repayments of the Successor’s long-term debt of $50.4 million and Successor’s debt acquisition costs of $39.8 million.

Statements of Cash Flows for the Fiscal Year Ended December 31, 2006 Compared to the Fiscal Year Ended December 25, 2005

Net cash provided from operating activities was $161.6 million and $64.7 million for fiscal 2006 and 2005, respectively. Net cash provided by operating activities during fiscal 2006 was principally the result of $122.6 million in net earnings excluding non-cash items and a decrease in working capital of $39.0 million. The decrease in working capital was primarily the result of a $33.8 million decrease in inventories that was due to management’s concerted effort to reduce the level of inventories while maintaining customer service levels. The decrease in inventories was offset by a $9.3 million increase in accounts receivable that relates to higher sales, principally related to the Armour acquisition as well as the timing of when those sales occurred. The aging of accounts receivable has remained unchanged from December 2005. All other working capital accounts generated $14.5 million of cash, primarily the result of higher accounts payable and accrued liabilities at December 31, 2006, compared with December 25, 2005.

Net cash provided by operating activities during fiscal 2005 was principally the result of $78.7 million in net earnings excluding non-cash items, which was partially offset by an increase of $13.9 million in net working capital accounts. The increase in working capital included a $35.1 million decrease in inventories that was a result of a sell-down of the high inventory levels from December 2004. The cash provided by the reduction in inventory levels was offset by a $32.1 million decrease in accounts payable and a $13.2 million decrease in accrued trade marketing expense.

Net cash used in investing activities was $213.7 million and $28.8 million for fiscal 2006 and 2005, respectively. Net cash used in investing activities during fiscal 2006 includes $189.2 million for consideration paid for the Armour Business and $26.2 million for capital expenditures less $1.7 million received from the sale of the Erie, Pennsylvania production facility. Net cash used in investing activities during fiscal 2005 includes $30.9 million for capital expenditures less $1.6 million received from the settlement of the working capital adjustment from the 2003 Acquisition as well as $0.6 million related to the sale of idle equipment from our Omaha facility.

Net cash provided by financing activities was $63.9 million during fiscal 2006, which principally included proceeds to fund the acquisition of the Armour Business. These proceeds included $143.0 million in proceeds from the Predecessor’s Senior Secured Credit Facilities and $40.0 million in equity contributions. These proceeds were offset primarily by $110.0 million in repayments of the term loan, $3.8 million in debt acquisition costs and $5.8 million decline in bank overdrafts. Net cash used by financing activities was $37.7 million for fiscal 2005. The usage was driven by $4.1 million of scheduled quarterly payments and $50.0 million in prepayments of our senior term loan credit facility. The payments were offset by an increase in bank overdrafts of $6.4 million and a $10.0 million equity contribution from Crunch Holding Corp. The equity contribution was the result of employee purchases of shares under the 2004 Employee Stock Purchase Plan discussed in note 5 to our consolidated financial statements.

The net of all activities resulted in an increase in cash of $11.8 million in fiscal 2006 and a decrease in cash by $1.7 million during fiscal 2005.

Debt

Predecessor- In November 2003, the Predecessor entered into a $675.0 million Credit Agreement (“Predecessor Senior Secured Credit Facilities”) with JPMorgan Chase Bank (a related party of JPMorgan Partners, LLC as noted in Note 14 in the Consolidated Financial Statements) and other financial institutions as lenders, which provided for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available on November 25, 2003 and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Merger on March 19, 2004. Concurrently with the acquisition of the Armour Business but effective as of February 14, 2006, the Company entered into an Amendment No. 4 and Agreement to the Predecessor Senior Secured Credit Facilities (“Amendment No. 4”). Among other things, Amendment No. 4 approved the Armour acquisition and provided for the making of $143.0 million of additional tack-on term loans to fund a portion of the acquisition. The Predecessor Senior Secured Credit Facilities also provided for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available on November 25, 2003, and the remaining $65.0 million was made available on the closing date of the Aurora Merger on March 19, 2004. There were no borrowings outstanding under the revolver as of December 31, 2006.

As of December 31, 2006, $2.7 million of the term loan was owed to affiliates of JPMorgan Chase Bank.

A commitment fee of 0.50% per annum was applied to the unused portion of the revolving credit facility. There were no borrowings under the revolving credit facility during 2007 for the Predecessor. As of April 2, 2007, the Eurodollar interest rate on the term loan facility was 7.36%, and the commitment fee on the undrawn revolving credit facility was 0.50%. For fiscal 2006, the weighted average interest rate on the term loan was 7.61%. As of December 31, 2006, the Eurodollar interest rate on the term loan facility was 7.37%, and the commitment fee on the revolving credit facility was 0.50%. There were no borrowings under the revolving credit facility throughout fiscal 2006.

In connection with the Blackstone Transaction described in Note 1 to the Consolidated Financial Statements, the Predecessor Senior Secured Credit Facilities were paid in full.

The Predecessor paid a commission on the face amount of all outstanding letters of credit drawn under the Predecessor Senior Secured Credit Facilities at a per annum rate equal to the Applicable Margin then in effect with respect to Eurodollar loans under the revolving credit loan facility minus the fronting fee (as defined). A fronting fee equal to 1/4% per annum on the face amount of each letter of credit is payable quarterly in arrears to the issuing lender for its own account. The Predecessor also paid a per annum fee equal to 1/2% on the undrawn portion of the commitments in respect of the revolving credit facility. Total letters of credit issuable under the facilities could not exceed $40.0 million. As of December 31, 2006, we had utilized $9.2 million of the revolving credit facility for letters of credit. Of the $130.0 million revolving credit facility available, as of December 31, 2006, we had an unused balance of $120.8 million available for future borrowings and letters of credit, of which a maximum of $30.8 million may have been used for letters of credit.

In November 2003 and February 2004, the Company issued $200.0 million and $194.0 million, respectively, 8.25% senior subordinated notes. The February 2004 notes resulted in gross proceeds of $201.0 million, including premium. The terms of the February 2004 notes were the same as the November 2003 notes and were issued under the same indenture.

On March 8, 2007, the Predecessor commenced a cash tender offer to purchase any and all of the outstanding 8.25% Senior Subordinated Notes due 2013 of the Predecessor (the “Predecessor Notes”) and a related consent solicitation to amend the indenture pursuant to which the Predecessor Notes were issued. The tender offer and consent solicitation were made in connection with the Blackstone Transaction. The tender offer and consent solicitation were made upon the terms and conditions set forth in an Offer to Purchase and Consent Solicitation Statement dated March 8, 2007 and the related Consent and Letter of Transmittal. The total cost of the cash tender offer for the Predecessor Notes was $35.5 million and was recorded as a charge in the Other expense (income), net line of the Consolidated Statement of Operations of the Predecessor immediately before the Blackstone Transaction.

Successor - As part of the Blackstone Transaction as described in Note 1 to the Consolidated Financial Statements, Peak Finance LLC entered into a $1,375.0 million credit agreement (the “Credit Agreement”) in the form of (i) Term Loans in an initial aggregate amount of $1,250.0 million (the “Senior Secured Credit Facility”) and (ii) Revolving Credit Commitments in the initial aggregate amount of $125.0 million (the “Revolving Credit Facility”). The term loan matures April 2, 2014. The first scheduled payment for the term loan was $3.1 million in September 2007. The Revolving Credit Facility matures April 2, 2013. As of December 30, 2007, there were no borrowings under the Revolving Credit Facility. Peak Finance LLC merged with and into PFF on April 2, 2007 at the closing of the Blackstone Transaction.

As of December 30, 2007, $29.8 million of the term loan was owed to affiliates of the Blackstone Group.

Our borrowings under the Senior Secured Credit Facilities bear interest at a floating rate and are maintained as base rate loans or as Eurodollar loans. Base rate loans bear interest at the base rate plus the applicable base rate margin, as defined in the Senior Secured Credit Facilities. The base rate is defined as the higher of (i) the prime rate and (ii) the Federal Reserve reported overnight funds rate plus 1/2 of 1%. Eurodollar loans bear interest at the adjusted Eurodollar rate, as described in the Senior Secured Credit Facility, plus the applicable Eurodollar rate margin.

The applicable margins with respect to our Senior Secured Credit Facility will vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on the our leverage ratio as defined in the Credit Agreement. The applicable margins with respect to the Senior Secured Credit Facility are currently:

Applicable Rate (per annum)
Eurocurrency Rate for Revolving Loans and Letter of Credit Fees	Base Rate for Revolving Loans	Commitment Fees Rate	Eurocurrency Rate for Term Loans	Base Rate for Term Loans
2.75%	1.75%	0.50%	2.75%	1.75%

The obligations under the Credit Agreement are unconditionally and irrevocably guaranteed by each of our direct or indirect domestic subsidiaries (collectively, the “Guarantors”). In addition, the Credit Agreement is collateralized by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, each of our direct or indirect domestic subsidiaries and 65% of the capital stock of, or other equity interests in, each of our direct foreign subsidiaries, or any of its domestic subsidiaries and (ii) certain of our and the Guarantors’ tangible and intangible assets (subject to certain exceptions and qualifications).

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility. For the fiscal year ended December 30, 2007, the weighted average interest rate on the term loan was 8.05%. For the fiscal year ended December 30, 2007, the weighted average interest rate on the Revolving Credit Facility was 8.09%. As of December 30, 2007, the Eurodollar interest rate on the term loan facility is 7.94%. As of December 30, 2007 the commitment fee on the undrawn revolving credit facility is 0.50%. There were no outstanding borrowings under the Revolving Credit Facility at December 30, 2007.

We pay a fee for all outstanding letters of credit drawn against our Revolving Credit Facility at an annual rate equivalent to the Applicable Rate then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility cannot exceed $25.0 million. As of December 30, 2007, we utilized $9.8 million of the Revolving Credit Facility for letters of credit. Of the $125.0 million Revolving Credit Facility available, we had an unused balance of $115.2 million available for future borrowing and letters of credit, of which $15.2 million can be used for letters of credit.

The term loan matures in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the term loan outstanding as of December 30, 2007 are $12.5 million in 2008, $12.5 million in 2009, $12.5 million in 2010, $12.5 million in 2011, $12.5 million in 2012 and $1,181.25 million thereafter.

On April 2, 2007, as part of the Blackstone Transaction described in Note 1 to Consolidated Financial Statements, we issued $325.0 million 9.25% Senior Notes (the “Senior Notes”) due 2015 and $250.0 million 10.625% Senior Subordinated Notes (the “Senior Subordinated Notes”) due 2017. The Senior Notes are our general unsecured obligations, subordinated in right of payment to all existing and future senior secured indebtedness, and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries. The Senior Subordinated Notes are our general unsecured obligations, subordinated in right of payment to all existing and future senior indebtedness, and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries. See Note 17 to the Consolidated Financial Statements for Guarantor and Nonguarantor Financial Statements.

We may redeem some or all of the Senior Notes at any time prior to April 1, 2011, and some or all of the Senior Subordinated Notes at any time prior to April 1, 2012, in each case at a price equal to 100% of the principal amount of notes redeemed plus the Applicable Premium as of, and accrued and unpaid interest to, the redemption date subject to the right of Holders of record on the relevant record date to receive interest due on the relevant interest payment date. The “Applicable Premium” is defined as the greater of (1) 1.0% of the principal amount of such note and (2) the excess, if any, of (a) the present value at such Redemption Date of (i) the redemption price of such Senior Note at April 1, 2011 or Senior Subordinated Note at April 1, 2012, plus (ii) all required interest payments due on such Senior Note through April 1, 2011 or Senior Subordinated Note through April 1, 2012 (excluding accrued but unpaid interest to the Redemption Date), computed using a discount rate equal to the Treasury Rate plus 50 basis points over (b) the principal amount of such note.

We may redeem the Senior Notes or the Senior Subordinated Notes at the redemption prices listed below, if redeemed during the twelve-month period beginning on April 1 of each of the years indicated below:

Senior Notes
Year	Percentage
2011	104.625%
2012	102.313%
2013 and thereafter	100.000%

Senior Subordinated Notes
Year	Percentage
2012	105.313%
2013	103.542%
2014	101.771%
2015 and thereafter	100.000%

In addition, until April 1, 2010, we may redeem up to 35% of the aggregate principal amount of Senior Notes or Senior Subordinated Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus a premium equal to the rate per annum on the Senior Notes or Senior Subordinated Notes, as the case may be, plus accrued and unpaid interest and Additional Interest, if any, to the Redemption Date, subject to the right of Holders of Senior Notes or Senior Subordinated Notes of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds received by us from one or more equity offerings; provided that (i) at least 50% of the aggregate principal amount of Senior Notes or Senior Subordinated Notes, as the case may be, originally issued under the Indentures remains outstanding immediately after the occurrence of each such redemption and (ii) each such redemption occurs within 90 days of the date of closing of each such equity offering.

We and our subsidiaries, affiliates or significant shareholders (including The Blackstone Group L.P. and its affiliates) may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities) in privately negotiated or open market transactions, by tender offer or otherwise.

In December of 2007, we repurchased $51.0 million in aggregate principle amount of our 10.625% Senior Subordinated Notes at a discount price of $44.2 million. After giving consideration to the acceleration of $1.1 million in deferred financing cost amortization associated with the notes repurchased, the company recorded a gain on the extinguishment of the Senior Subordinated Notes of $5.7 million. (See Note 6 to the Consolidated Financial Statements)

Covenant Compliance

The following is a discussion of the financial covenants contained in our debt agreements.

Senior Secured Credit Facilty

Our new Senior Secured Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:

•	incur additional indebtedness and make guarantees;
•	create liens on assets;
•	engage in mergers or consolidations;
•	sell assets;
•	pay dividends and distributions or repurchase our capital stock;
•	make investments, loans and advances, including acquisitions;
•	repay the Senior Subordinated Notes or enter into certain amendments thereof; and
•	engage in certain transactions with affiliates.

The new Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default.

Senior Notes and Senior Subordinated Notes

Additionally, on April 2, 2007, we issued the Senior Notes and the Senior Subordinated Notes. The Senior Notes are general unsecured obligations, effectively subordinated in right of payment to all of our existing and future secured indebtedness, and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries. The Senior Subordinated Notes are general unsecured obligations, subordinated in right of payment to all of our existing and future senior indebtedness, and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries.

The indentures governing the Senior Notes and Senior Subordinated Notes limit our (and most or all of our subsidiaries’) ability to, subject to certain exceptions:

•	incur additional debt or issue certain preferred shares;
•	pay dividends on or make other distributions in respect of our capital stock or make other restricted payments;
•	make certain investments;
•	sell certain assets;
•	create liens on certain assets to secure debt;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•	enter into certain transactions with our affiliates; and
•	designate our subsidiaries as unrestricted subsidiaries.

Subject to certain exceptions, the indentures governing the notes permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

Consolidated EBITDA

Pursuant to the terms of the new senior secured credit facilities, if at any time, there are borrowings outstanding under the revolving credit facility in an aggregate amount greater than $10.0 million, we are required to maintain a ratio of consolidated total senior secured debt to Consolidated EBITDA (defined below) for the most recently concluded four consecutive fiscal quarters (the “Senior Secured Leverage Ratio”) starting at a maximum of 7.00:1 at September 30, 2007 and stepping down over time to 4.00:1 on March 31, 2011. Consolidated total senior secured debt is defined under the new senior secured credit facilities as aggregate consolidated secured indebtedness of the Company less the aggregate amount of all unrestricted cash and cash equivalents. In addition, under the new senior secured credit facilities and the indentures governing the Senior Notes and Senior Subordinated Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio, in the case of the new senior secured credit facilities, or to the ratio of Consolidated EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters or the Senior Secured Leverage Ratio, in the case of the Senior Notes and the Senior Subordinated Notes.

Consolidated EBITDA is defined as earnings (loss) before interest expense, taxes, depreciation and amortization (“EBITDA”) further adjusted to exclude non-cash items, non-recurring items and other adjustment items permitted in calculating covenant compliance under the new senior secured credit facilities and the indentures governing the Senior Notes and Senior Subordinated Notes. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants.

Consolidated EBITDA does not represent net loss or earnings or cash flow from operations as those terms are defined by Generally Accepted Accounting Principles (“GAAP”) and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definitions of Consolidated EBITDA in the new senior secured credit facilities and the indentures allow us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net loss or earnings. However, these are expenses that may recur, vary greatly and are difficult to predict. While Consolidated EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, Consolidated EBITDA is not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

Our ability to meet the covenants specified above in future periods will depend on events beyond our control, and we cannot assure you that we will meet those ratios. A breach of any of these covenants in the future could result in a default under, or an inability to undertake certain activities in compliance with, the new senior secured credit facilities and the indentures governing the Senior Notes and Senior Subordinated Notes, at which time the lenders could elect to declare all amounts outstanding under the new senior secured credit facilities to be immediately due and payable. Any such acceleration would also result in a default under the indentures governing the Senior Notes and Senior Subordinated Notes.

The following table provides a reconciliation from our net (loss) earnings to EBITDA and Consolidated EBITDA for the 52 weeks ended December 30, 2007 and fiscal year ended December 31, 2006. The terms and related calculations are defined in the new senior secured credit facilities and the indentures governing the Senior Notes and Senior Subordinated Notes.

	Predecessor	Successor	Combined	Predecessor

	13 weeks Ended April 2, 2007	39 weeks Ended December 30, 2007	Year Ended December 30, 2007	Year Ended December 31, 2006

	(in thousands)
Net (loss) earnings	$(66,649)	$(48,709)	$(115,358)	$33,924
Interest expense, net	38,593	123,475	162,068	85,368
Income tax expense	6,284	24,746	31,030	26,098
Depreciation and amortization	10,163	45,671	55,834	42,187

EBITDA (unaudited)	$(11,609)	$145,183	$133,574	$187,577

Non-cash items (a)			42,601	13,523
Non-recurring items (b)			52,347	4,040
Other adjustment items (c)			2,990	4,706
Net cost savings projected to be realized as a result of initiatives taken (d)			10,737	23,775

Consolidated EBITDA (unaudited)			$242,249	$233,621

(a)	Non-cash items are comprised of the following:

	Combined	Predecessor

	Year Ended December 30, 2007	Year Ended December 31, 2006
Effects of adjustments related to the application of purchase accounting (1)	$40,203	$4,760
Non-cash compensation charges (2)	11,248	3,315
Unrealized losses or (gains) resulting from hedging activities (3)	2,271	(112)
Gain on early extinguishment of debt	(5,670)	-
Impairment charges or asset write-offs (4)	1,200	5,480
Curtailment gain as result of amendment to Ft. Madison labor agreements (5)	(6,651)	-
Other non-cash charges	-	80

Total non-cash items	$42,601	$13,523

(1)

For fiscal 2007, represents $40.2 million of expense related to the write-up to fair market value of inventories acquired as a result of the Blackstone Transaction. For fiscal 2006, represents $4.8 million related to the write-up to fair market value of inventories acquired in the Armour acquisition.

(2)	For fiscal 2007 and fiscal 2006, represents non-cash compensation charges related to the granting of equity awards.
(3)	For fiscal 2007 and fiscal 2006, represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under natural gas and foreign exchange swap contacts.
(4)

For fiscal 2007, represents the $1.2 million impairment of the Open Pit tradename. For fiscal 2006, represents $2.8 million for non-cash asset impairment charges related to the Erie, Pennsylvania and Omaha, Nebraska production facilities, which were subsequently sold. In addition to the asset impairment charges recorded, fiscal 2006, includes a $2.7 million non-cash asset impairment charge related to a write-down of the Aunt Jemima tradename.

(5)

For fiscal 2007, represents a portion of the curtailment gain related to the elimination of an employer-sponsored post-retirement employee medical plan for certain employees at the Ft. Madison production facility.

(b)	Non-recurring items are comprised of the following:

	Combined	Predecessor

	Year Ended December 30, 2007	Year Ended December 31, 2006
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$49,716	$2,731
Restructuring charges, integration costs and other business optimization expenses (2)	2,631	1,309

Total non-recurring items	$52,347	$4,040

(1)

For fiscal 2007, represents $49.7 million of expenses incurred in connection with the Blackstone Transaction, which includes: $35.5 million related to the cash tender offer for the Predecessor’s 8.25% notes; $12.9 million related to the termination of certain Predecessor contracts with our former Chairman and affiliates of our former Chairman; and $1.3 million of other costs. For fiscal 2006, the amount relates principally to costs in connection with the Armour acquisition and represents the sum of: $1.3 million of unabsorbed manufacturing overhead related to reductions of Armour finished product inventories following the acquisition; $0.7 million of costs incurred under a transition services agreement in excess of management’s estimate of the internal costs to provide such services; $0.4 million of expenses of the Crunch Equity Voting Trust payable by us principally as a result of the Armour acquisition; and $0.3 million in excess costs from shipping inventory between the seller’s warehouses and our warehouses as a result of the acquisition.

(2)

For fiscal 2007, represents $2.6 million of expenses incurred to consolidate certain portions of our distribution network. For fiscal 2006, the charges represent costs incurred relating to the closure of our Omaha, Nebraska and Erie, Pennsylvania production facilities and the relocation of production to our Fayetteville, Arkansas and Jackson, Tennessee production facilities.

(c)	Other adjustment items are comprised of the following:

	Combined	Predecessor

	Year Ended December 30, 2007	Year Ended December 31, 2006
Management, monitoring, consulting and advisory fees (1)	$2,500	$-
Accruals established as a result of the Blackstone Transaction (2)	780	-
Armour EBITDA prior to the March 1, 2006 acquisition	-	4,338
Other	(290)	368

Total other adjustments	$2,990	$4,706

(1)	For fiscal 2007, represents management/advisory fees paid to Blackstone.
(2)	For fiscal 2007, represents executive severance costs incurred in connection with the Blackstone Transaction.

(d)	Net cost savings projected to be realized as a result of initiatives taken:

	Combined Fiscal 2007	Predecessor Fiscal 2006

	(in thousands)
Productivity initiatives in our manufacturing facilities, freight and distribution systems and purchasing programs (1)	$8,552	$16,900
Termination of contracts with our former Chairman and affiliates of our former Chairman (2)	2,185	6,875

Total net cost savings projected to be realized as a result of initiatives taken	$10,737	$23,775

(1)

For fiscal 2007 and fiscal 2006, represents net cost savings projected to be realized as a result of specified actions taken or initiated, net of the amount of actual benefits realized. Such savings primarily relate to productivity initiatives in our manufacturing facilities, our freight and distribution systems, and our purchasing programs.

(2)

For fiscal 2007 and fiscal 2006, represents the reduction in expenses as a result of the termination of our former Chairman’s employment agreement as well as contracts with affiliates of our former Chairman, net of the expense of our new Chairman.

Our covenant requirements and actual ratios for the fiscal year ended December 30, 2007 are as follows:

	Covenant Requirement	Actual Ratio
Senior Secured Credit Facilities
Senior Secured Leverage Ratio (1)	7.00:1	5.11:1
Total Leverage Ratio (2)	Not applicable	7.28:1
Senior Notes and Senior Subordinated Notes (3)
Minimum Consolidated EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00:1	1.57:1

(1)

Pursuant to the terms of the new senior secured credit facilities, if at any time, there are borrowings outstanding under the revolving credit facility in an aggregate amount greater than $10.0 million, we are required to maintain a consolidated total senior secured debt to Consolidated EBITDA ratio for the most recently concluded four consecutive fiscal quarters (the “Senior Secured Leverage Ratio”) starting at a maximum of 7.00:1 at September 30, 2007 and stepping down over time to 4.00:1 on March 31, 2011. Consolidated total senior secured debt is defined as the aggregate consolidated secured indebtedness of the Company less the aggregate amount of all unrestricted cash and cash equivalents.

(2)

The Total Leverage Ratio is used to determine the applicable rate under the new Senior Secured Credit Facility. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents to Consolidated EBITDA.

(3)

Our ability to incur additional debt and make certain restricted payments under the indentures governing the Senior Notes and Senior Subordinated Notes, subject to specified exceptions, is tied to a Consolidated EBITDA to fixed charges ratio of at least 2.0:1, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to (i) incur up to $1,600.0 million under credit facilities (as of December 30, 2007, we had $1,243.7 million in outstanding term loans and an unused balance of $115.2 million under the revolving credit facility), (ii) incur up to $150.0 million under the general exception to the debt covenant, (iii) make investments in similar businesses having an aggregate fair market value not to exceed 3.0% of our total assets, (iv) make additional investments having an aggregate fair market value not to exceed 4.0% of our total assets and (v) make other restricted payments in an aggregate amount not to exceed 2.0% of our total assets.

(4)

Fixed charges is defined in the indentures governing the Senior Notes and Senior Subordinated Notes as (i) consolidated interest expense (excluding specified items) plus consolidated capitalized interest less consolidated interest income, plus (ii) cash dividends and distributions paid on preferred stock or disqualified stock.

Inflation

Prior to 2005, inflation had not had a significant effect on us as we have been successful in mitigating the effects of inflation with cost reduction and productivity programs. Beginning 2005 and continuing into 2007, we experienced higher energy and commodity costs in production and higher fuel surcharges for product delivery. Although we have no such expectation, severe increases in inflation could have an adverse impact on our business, financial condition and results of operations.

Contractual Commitments

The table below provides information on our contractual commitments as of December 30, 2007:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Long-term debt(1)	$1,767,750	$12,500	$25,000	$25,000	$1,705,250
Projected interest payments on long term debt(2)	1,078,090	157,609	312,161	308,086	300,234
Operating lease obligations	9,869	2,768	4,986	2,115	—
Capital lease obligations	1,217	305	596	316	—
Purchase obligations(3)	380,551	314,201	54,450	3,400	8,500
Postretirement medical benefits	1,047	73	129	121	724
Pension benefits	7,359	2,485	4,874	—	—

Total (4)	$3,245,883	$489,941	$402,196	$339,038	$2,014,708

(1)	Long-term debt at face value includes scheduled principal repayments and excludes interest payments.
(2)

The total projected interest payments on long-term debt are based upon borrowings and interest rates as of December 30, 2007. The interest rate on variable rate debt is subject to changes beyond our control and may result in actual interest expense and payments differing from the amounts above.

(3)

The amounts indicated in this line primarily reflect future contractual payments, including certain take-or-pay arrangements entered into as part of the normal course of business. The amounts do not include obligations related to other contractual purchase obligations that are not take-or-pay arrangements. Such contractual purchase obligations are primarily purchase orders at fair value that are part of normal operations and are reflected in historical operating cash flow trends. Purchase obligations also include trade and consumer promotion and advertising commitments. We do not believe such purchase obligations will adversely affect our liquidity position.

(4)

The total excludes the liability for uncertain tax positions under FIN 48. We are not able to reasonably estimate the timing of the long-term payments or the amount by which the FIN 48 liability will increase or decrease over time. Therefore, the long-term portion of the liability is excluded from the preceding table.

Off-Balance Sheet Arrangements

As of December 30, 2007, we did not have any off-balance sheet obligations.

Accounting Policies and Pronouncements

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires the use of judgment, estimates and assumptions. We make such subjective determinations after careful consideration of our historical performance, management’s experience, current economic trends and events and information from outside sources. Inherent in this process is the possibility that actual results could differ from these estimates and assumptions for any particular period.

Our significant accounting policies are detailed in Note 2 to our consolidated financial statements for the fiscal year ended December 30, 2007. The following areas are the most important and require the most difficult, subjective judgments.

Revenue recognition.   Revenue consists of sales of our dry food and frozen food products. We recognize revenue from product sales upon shipment to our customers, at which point title and risk of loss are transferred and the selling price is fixed or determinable. Shipment completes the revenue-earning process, as an arrangement exists, delivery has occurred, the price is fixed and collectibility is reasonably assured. We estimate discounts and product return allowances and record them as a reduction of sales in the same period that the revenue is recognized.

Trade and consumer promotional expenses.   We offer various sales incentive programs to retailers and consumers. We record consumer incentive and trade promotion costs as a reduction of revenues in the year in which we offer these programs. The recognition of expense for these programs involves the exercise of judgment related to performance and redemption estimates that we base on historical experience and other factors. Actual expenses may differ if the level of redemption rates and performance vary from estimates. We also record slotting fees, which refers to payments to retailers to obtain shelf placement for new and existing product introductions. We reduce revenues for the amount of slotting estimated to each customer in full at the time of the first shipment of the new product to that customer.

Inventories.   We state inventories at the lower of average cost or market. In determining market value, we provide allowances to adjust the carrying value of our inventories to the lower of cost or net realizable value, including any costs to sell or dispose. Appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration and other factors in evaluating net realizable value. These adjustments are estimates, which could vary significantly from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from expectations.

Goodwill and Indefinite-lived tradenames.   We follow SFAS No. 142, “Goodwill and Other Intangible Assets” in evaluating the carrying value of goodwill and tradenames, which are indefinite lived intangible assets. At December 30, 2007, the carrying value of goodwill, based upon the final purchase price allocation in connection with the Blackstone Transaction, was $995.4 million. Goodwill was assigned to our dry foods segment in the amount of $651.7 million and to our frozen foods segment in the amount of $343.7 million. At December 30, 2007, the carrying value of the tradenames, based upon the purchase price allocation, was $925.2 million. The tradenames were assigned to our dry foods segment in the amount of $682.8 million and to our frozen foods segment in the amount of $242.4 million. The goodwill and tradenames arose in connection with the Blackstone Transaction. The tradenames represent the fair value of the brands used in our retail products. The goodwill, which is allocated to reporting units (one level below our reportable segments), represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. We performed valuations of the reporting units acquired in the transactions and allocated goodwill based upon the respective contribution to the excess purchase price.

We evaluate, on at least an annual basis in December, the carrying amount of goodwill and indefinite-lived tradenames to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. We measure recoverability of the carrying value of these assets by comparison with discounted cash flows attributable to the tradename or the reporting unit to which the goodwill relates. In determining the amount of the impairment charges, if any, we compare the estimated fair value of a tradename or reporting unit to its book value. In estimating the fair value, we primarily use the income approach, which utilizes forecasted discounted cash flows to estimate the fair value. If the carrying value of a tradename exceeds its fair value at the time of the evaluation, we would charge the shortfall to earnings. In measuring the amount of the goodwill impairment, we made a hypothetical allocation of the estimated fair value of the reporting units to the tangible and intangible assets (other than goodwill) within the respective reporting units using the same rules for determining fair value and allocation under SFAS No. 141, “Business Combinations” as we would use if it were an original purchase price allocation. If the carrying value of a reporting unit exceeds its fair value at the time of the evaluation, we would compare the implied fair value of the reporting unit’s goodwill to its carrying amount and any shortfall would be charged to earnings. Assumptions underlying fair value estimates are subject to risks and uncertainties.

In our recent impairment tests, we forecasted cash flows for five years plus a terminal year and assumed a discount rate of 8.7%. Such cash flows for each of the five years and terminal year assume growth rates that generally average between 1.2% and 2.6%, which are determined based upon our expectations for each of the individual reporting units.

Pensions and retiree medical benefits.   We provide pension and post-retirement benefits to certain employees and retirees. Determining the costs associated with such benefits depends on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, turnover rates and health care trend rates. Independent actuaries, in accordance with GAAP, perform the required calculations to determine expense. We generally accumulate actual results that differ from the actuarial assumptions and amortize such results over future periods.

Insurance reserves.   We are self-insured and retain liabilities under our worker’s compensation insurance policy. We estimate the outstanding retained-insurance liabilities by projecting incurred losses to their ultimate liability and subtracting amounts paid-to-date to obtain the remaining liabilities. We base actuarial estimates of ultimate liability on actual incurred losses, estimates of incurred but not yet reported losses—based on historical information from both us and the industry—and the projected costs to resolve these losses. Retained-insurance liabilities may differ based on new events or circumstances that might materially impact the ultimate cost to settle these losses.

Income taxes.   We record income taxes based on the amounts that are refundable or payable in the current year, and we include results of any difference between generally accepted accounting principles and U.S. tax reporting that we record as deferred tax assets or liabilities. We review our deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions impacting related income tax balances.

Stock-based compensation.   In 2006, we adopted SFAS No. 123(R) using the modified prospective transition method. Our consolidated financial statements for fiscal 2006 and fiscal 2007 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of SFAS No. 123(R). Stock-based compensation expense related to employee stock options for the period from January 1, 2007 to April 2, 2007 was $8.8 million ($8.8 million net of tax). Stock-based compensation expense related to employee stock plans for the period from April 2, 2007 to December 30, 2007 was $2.5 million ($2.5 million net of tax). Stock-based compensation expense related to employee stock options for fiscal 2006 was $1.9 million ($1.9 million net of tax). In addition, we recorded $1.4 million (with no related tax impact) for stock-based compensation expense in fiscal 2006 for certain ownership units of Crunch Equity Holding, LLC that were issued to CDM Investor Group LLC, which is controlled by certain members of PFG LLC’s management (see discussion below). There was no stock-based compensation expense recognized during fiscal 2005.

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense using the straight-line method over the requisite service periods in our consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in our consolidated statement of operations, other than as related to certain ownership units of Crunch Equity Holding, LLC that were issued to CDM Investor Group LLC.

We currently use the Black-Scholes option-pricing model as our method of valuation for stock-based awards. Since our stock is not publicly traded, the determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is based upon estimates of enterprise value as well as assumptions regarding a number of highly complex and subjective variables. The estimated enterprise value is based upon forecasted cash flows for five years plus a terminal year and an assumed discount rate. The other variables used to determine fair value of stock-based payment awards include, but are not limited to, the expected stock price volatility of a group of industry comparable companies over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.

Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock-based awards. Although the fair value of employee stock awards is determined in accordance with SFAS No. 123(R) and SAB No. 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are assessing what impact, if any, adoption of this statement would have on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. We are assessing what impact, if any, adoption of this statement would have on our financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. We are assessing what impact, if any, adoption of this statement would have on our financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net earnings attributable to the noncontrolling interest will be included in consolidated net earnings on the face of the Consolidated Statement of Operations. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL INSTRUMENTS

We may utilize derivative financial instruments to enhance our ability to manage risks, including interest rate, certain commodities and foreign currency, which exist as part of ongoing business operations. We do not enter into contracts for speculative purposes, nor are we a party to any leveraged derivative instrument. We monitor the use of derivative financial instruments through regular communication with senior management and third party consultants as well as the utilization of written guidelines.

Interest Rate Risk

We rely primarily on bank borrowings to meet its funding requirements. We utilize interest rate swap agreements or other derivative instruments to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. We will recognize the amounts that we pay or receive on hedges related to debt as an adjustment to interest expense.

Prior to the Blackstone Transaction, our predecessor had entered into interest rate swap agreements with counterparties to effectively change a portion of the floating rate payments on its senior secured credit facilities into fixed rate payments. As of December 31, 2006, our predecessor had two interest rate swaps in place with a net fair value at the time of a loss of $0.9 million, which was recorded as a long term liability ($1.9 million) and an other current asset ($1.0 million) in the Consolidated Balance Sheet. As of the date of the Blackstone Transaction, one swap agreement remained outstanding. The swap agreement had a fair value of $2.3 million and it was recorded as a long term liability. The agreement was terminated subsequent to the Blackstone Transaction at a cost of $2.5 million.

After the Blackstone Transaction was completed, we entered into a new interest rate swap agreement and an interest rate collar agreement.

In accordance with SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities”, we have designated the interest rate swap as a cash flow hedge of the risk of changes attributable to interest rate risk in our first previously unhedged LIBOR-indexed interest payments made each quarter until the maturity date of the swap that, in the aggregate for each period, are interest payments on an amount of debt principal corresponding to the outstanding swap notional amount of our then-existing LIBOR-based floating rate debt that reprices on and then closest following the second day of each January, April, July and October (the hedged transactions). The interest rate swap contains the following terms:

-	Notional amount: $976.3 million amortizing to $63.7 million
-	Fixed rate: 4.958%
-	Index: 3 mo. USD-LIBOR-BBA
-	Effective Date: April 2, 2007
-	Maturity Date: April 2, 2012

In accordance with SFAS No. 133, the interest rate collar has also been designated as a cash flow hedge of the changes in the forecasted floating-rate interest payments attributable to changes in 3-month USD-LIBOR-BBA above 5.50% and below 4.39% (the “strike rates”) on the first previously unhedged 3-month USD-LIBOR-BBA interest payments on our then-existing 3-month USD-LIBOR-BBA-based debt having a principal amount corresponding to the outstanding notional amount of the collar that resets on the second day of each January, April, July and October until the maturity date of the collar. The collar has an effective date of April 2, 2008 and a maturity date of April 2, 2012. Should 3-month USD-LIBOR-BBA fall below 4.39% on a rate reset date during the period from April 2, 2008 to April 2, 2012, our company will pay the Counterparty the amount equal to the outstanding notional amount of the collar multiplied by a spread [equalling 4.39% minus 3-month USD-LIBOR-BBA] multiplied by the number of days in the period divided by 360. Should 3-month USD-LIBOR-BBA rise above 5.50% on a rate reset date during the period from April 2, 2008 to April 2, 2012, the Counterparty will pay us the amount equal to the outstanding notional amount on the collar multiplied by a spread [equalling 3-month USD-LIBOR-BBA minus 5.50%] multiplied by the number of days in the period divided by 360.

As of December 30, 2007, the fair value of the interest rate swap contract was a loss of $24.1 million. The unfavorable position is recorded in the Other long-term liabilities line on the Consolidated Balance Sheet with the offsetting loss recorded as a component of Accumulated other comprehensive (loss) income.

Gains and losses on the interest rate swaps, which were recorded as either adjustment to interest expense on the Consolidated Statement of Operations or as an adjustment to Other comprehensive (loss) income on the Consolidated Balance Sheets, are detailed below:

Interest Rate Swaps	Successor	Predecessor
(in millions)	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005
Non-cash gain (loss)	$2.3	$(1.4)	$(3.2)	$(1.3)
Gain (loss) realized in cash	0.3	1.0	2.4	6.0

Net gain (loss) recorded in interest expense	$2.6	$(0.4)	$(0.8)	$4.7

Non-cash (loss) recorded in other comprehensive (loss) income	$(24.1)	$-	$-	$-

Commodity Risk

Our predecessor had entered into various natural gas swap transactions with JP Morgan Chase Bank (a related party of the Predecessor) to lower our exposure to the price of natural gas. At December 31, 2006, the fair value of the gas swap was a loss of $0.2 million and was recorded in accrued liabilities. At the time of the Blackstone Transaction, the fair value of the gas swaps was a gain of less than $0.1 million and was recorded in other current assets. The related offset is recorded as a gain or loss and is recognized as an adjustment to cost of products sold.

After the Blackstone Transaction was completed, we entered into new natural gas swap transactions to lower our exposure to the price of natural gas. As of December 30, 2007, the trades in effect mature in June 2008 and had various notional quantities of MMBTU’s per month. We paid a fixed price ranging from $7.24 to $7.97 per MMBTU, with settlements monthly. As of December 30, 2007, the fair value of the natural gas swaps was a loss of $0.1 million, and is recorded in accrued liabilities. Losses for the fiscal year ended December 30, 2007, recorded as a component of cost of products sold, was $0.4 million.

Neither our predecessor nor our successor’s swap contracts were designated as hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Gains and losses on the natural gas swaps, which were recorded as a component of cost of products sold in the Consolidated Statement of Operations, are detailed below:

Natural Gas Swaps	Successor	Predecessor
(in millions)	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005
Non-cash (loss) gain	$(0.1)	$0.2	$(0.2)	$(0.1)
(Loss) gain realized in cash	(0.3)	(0.1)	(1.2)	0.9

Net (loss) gain on natural gas swaps	$(0.4)	$0.1	$(1.4)	$0.8

Foreign Exchange Risk

We entered into various foreign currency exchange transactions to lower our exposure to the exchange rate between the U.S. dollar and the Canadian dollar with JP Morgan (a related party at the time). Each agreement was based upon a notional amount in Canadian dollars, which was expected to approximate a portion of the amount of our Canadian subsidiary’s U.S. dollar-denominated purchases for the month. There were no outstanding contracts as of December 31, 2006 or the date of the Blackstone Transaction.

We entered into various types of foreign currency contracts to lower our exposure to the exchange rate between the U.S. dollar and the Canadian dollar with two vendors: Lehman Brothers and the Union Bank of California. Each agreement was based upon a notional amount in Canadian dollars, which is expected to approximate a portion of the amount of our Canadian subsidiary’s U.S. dollar-denominated purchases for the month.

The contracts with Lehman Brothers were entered into in April 2007 and were not designated as hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The trades outstanding as of December 30, 2007 run through December 2008. As of December 30, 2007, the fair value of the Lehman foreign currency exchange contracts was a loss of $2.3 million which is recorded in Accrued liabilities in the Consolidated Balance Sheet. The offsetting loss was recorded as an adjustment to cost of products sold.

Contracts with the Union Bank of California were entered into in October 2007 and in accordance with SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities”, were designated as a cash flow hedge. SFAS No. 133 states that foreign currency risk associated with these transactions can be designated as a hedge since (1) they are in a currency (CAD) other than our functional currency (USD), (2) they have a high probability of occurring since the contract values approximate a portion of the amount or our Canadian subsidiary’s U.S. dollar-denominated purchases for the month and (3) the foreign currency risk associated with these transactions affects consolidated earnings. The exchange rate swap contracts contains the following terms:

-	Notional amounts: $1.0 million - $1.7 million CAD
-	CAD to USD Exchange Rates: .966 -.971
-	Maturity Dates: Feb 2008 – Dec 2009

As of December 30, 2007, the fair value of the Union Bank of California foreign currency swap contracts was a gain of $0.7 million, of which $0.4 million is recorded in Other current assets and $0.3 million is recorded in Other assets, net on the Consolidated Balance Sheet. For the fiscal year ending December 30, 2007, a gain of $0.7 million was recorded in Accumulated other comprehensive (loss) income ($0.7 million, net of income taxes).

Gains and losses on the foreign currency exchange swaps, which were recorded as either an adjustment to cost of products sold on the Consolidated Statement of Operations, or as an adjustment to other comprehensive income on the Consolidated Balance Sheets, are detailed below.

Foreign Currency Exchange Contracts	Successor	Predecessor
(in millions)	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005
Non-cash (loss) gain	$(2.3)	$-	$0.3	$(0.3)
(Loss) realized in cash	(2.8)	-	(0.6)	(0.1)

Net (loss) recorded in cost of products sold	$(5.1)	$-	$(0.3)	$(0.4)

Non-cash gain recorded in other comprehensive (loss) income	$0.7	$-	$-	$-

Other

We utilize irrevocable standby letters of credit with one-year renewable terms to satisfy workers’ compensation self-insurance security deposit requirements. At December 31, 2006, our predecessor’s contract value of the outstanding standby letters of credit was $7.8 million, which approximated fair value. Our predecessor also utilized letters of credit in connection with the purchase of raw materials in the amount of $1.4 million as of December 31, 2006, which approximated fair value. At December 30, 2007, our contract value of the outstanding standby letters of credit to satisfy workers’ compensation self-insurance security deposits was $9.5 million, which approximates fair value. As of December 30, 2007, we also utilize letters of credit in connection with the purchase of raw materials in the amount of $0.3 million, which approximates fair value.

We are exposed to credit loss in the event of non-performance by the other parties to derivative financial instruments. All counterparties are at least “A-” rated or equivalent by Standard & Poor’s and Moody’s. Accordingly, we do not anticipate non-performance by the counterparties.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.

The estimated fair value of our long-term debt, including the current portion, as of December 30, 2007, is as follows:

	December 30, 2007
Issue	Recorded Amount	Fair Value
	(millions of dollars)
Senior Secured Credit Facilities - term loan	$1,243.8	$1,181.6
9.25% Senior Notes	325.0	293.3
10.625% Senior Subordinated Notes	199.0	169.2

	$1,767.8	$1,644.1

The fair value is based on the quoted market price for such notes and borrowing rates currently available to our company for loans with similar terms and maturities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements begin on the following page

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Pinnacle Foods Finance LLC:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and shareholder’s equity present fairly, in all material respects, the financial position of Pinnacle Foods Finance LLC and its subsidiaries (the “Company”) at December 30, 2007, and the results of their operations and their cash flows for the period from April 2, 2007 to December 30, 2007 (“Successor” as defined in Note 1) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 10, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Pinnacle Foods Finance LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and shareholder’s equity present fairly, in all material respects, the financial position of Pinnacle Foods Group Inc. and its subsidiaries (the “Company”) at December 31, 2006, and December 25, 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and December 25, 2005, and for the period from January 1, 2007 to April 2, 2007 (“Predecessor” as defined in Note 1) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

As discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in incomes taxes in 2007.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 10, 2008

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS ($ in thousands, except where noted in millions)

	Successor	Predecessor
	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005

Net sales	$1,137,898	$376,587	$1,442,256	$1,255,735

Costs and expenses
Cost of products sold	895,306	293,191	1,122,646	997,198
Marketing and selling expenses	87,409	34,975	103,550	101,159
Administrative expenses	40,715	17,714	52,447	40,242
Research and development expenses	2,928	1,437	4,037	3,625
Goodwill impairment charge	-	-	-	54,757
Other expense (income), net	12,028	51,042	14,186	31,836

Total costs and expenses	1,038,386	398,359	1,296,866	1,228,817

Earnings (loss) before interest and taxes	99,512	(21,772)	145,390	26,918
Interest expense	124,504	39,079	86,615	71,104
Interest income	1,029	486	1,247	584

(Loss) earnings before income taxes	(23,963)	(60,365)	60,022	(43,602)
Provision (benefit) for income taxes	24,746	6,284	26,098	(426)

Net (loss) earnings	$(48,709)	$(66,649)	$33,924	$(43,176)

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ($ in thousands, except where noted in millions)

	Successor	Predecessor
	December 30, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$5,999	$12,337
Accounts receivable, net	99,989	85,583
Inventories, net	166,590	178,300
Other current assets	5,923	4,496
Deferred tax assets	6,260	1,838

Total current assets	284,761	282,554

Plant assets, net	271,475	253,387
Tradenames	925,212	797,582
Other assets, net	190,213	56,397
Goodwill	995,418	402,161

Total assets	$2,667,079	$1,792,081

Current liabilities:
Notes payable	$1,370	$210
Current portion of long-term obligations	12,736	123
Accounts payable	63,976	57,543
Accrued trade marketing expense	29,112	37,152
Accrued liabilities	109,266	81,248
Accrued income taxes	1,851	1,042

Total current liabilities	218,311	177,318

Long-term debt (includes $29,850 and $2,748 owed to related parties)	1,756,065	920,630
Pension and other postretirement benefits	8,406	16,109
Other long-term liabilities	28,115	1,962
Deferred tax liabilities	296,567	237,707

Total liabilities	2,307,464	1,353,726

Commitments and contingencies

Shareholder’s equity:
Pinnacle Common stock: par value $.01 per share, 100 shares authorized, issued 100 shares	-	-
Additional paid-in-capital	426,754	573,403
Accumulated other comprehensive (loss) income	(18,430)	161
Carryover of Prior Predecessor basis of net assets	-	(17,338)
Accumulated deficit	(48,709)	(117,871)

Total shareholder’s equity	359,615	438,355

Total liabilities and shareholder’s equity	$2,667,079	$1,792,081

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS ($ in thousands, except where noted in millions)

	Successor	Predecessor
	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005
Cash flows from operating activities
Net (loss) earnings from operations	$(48,709)	$(66,649)	$33,924	$(43,176)
Non-cash charges (credits) to net (loss) earnings
Depreciation and amortization	45,671	10,163	42,187	39,088
Restructuring and impairment charges	1,200	-	5,480	75,521
Amortization of debt acquisition costs	7,758	26,049	7,424	6,334
Gain on extinguishment of subordinated notes	(5,670)	-	-	-
Amortization of bond premium	-	(5,360)	(567)	(525)
Change in value of financial instruments	177	1,247	3,158	1,703
Stock-based compensation charges	2,468	8,778	3,315	-
Postretirement healthcare benefits	(8,046)	294	897	(256)
Pension expense	41	360	1,695	595
Other long-term liabilities	(236)	2,464	80	-
Deferred income taxes	22,173	6,392	24,965	(616)
Changes in working capital, net of acquisitions
Accounts receivable	4,827	(18,339)	(9,327)	(1,607)
Inventories	32,701	20,045	33,852	35,092
Accrued trade marketing expense	(11,376)	2,754	4,171	(13,178)
Accounts payable	(7,742)	14,286	1,553	(32,074)
Accrued liabilities	23,812	53,340	7,162	(2,386)
Other current assets	1,090	(140)	1,594	232

Net cash provided by operating activities	60,139	55,684	161,563	64,747

Cash flows from investing activities
Payments for business acquisitions, net of cash acquired	(1,319,618)	-	(189,208)	-
Capital expenditures	(22,935)	(5,027)	(26,202)	(30,931)
Pinnacle merger consideration	-	-	-	1,595
Sale of plant assets	2,200	-	1,753	561

Net cash used in investing activities	(1,340,353)	(5,027)	(213,657)	(28,775)

Cash flows from financing activities
Change in bank overdrafts	-	(908)	(5,805)	6,404
Repayment of capital lease obligations	(227)	(55)	(155)	(129)
Equity contributions	420,664	-	-	-
Reduction of equity contributions	(391)	-	-	-
Predecessor’s equity contributions		26	40,663	9,992
Debt acquisition costs	(39,863)	-	(3,817)	(51)
Proceeds from bank term loan	1,250,000	-	143,000	-
Proceeds from bond issuances	575,000	-	-	-
Proceeds from notes payable borrowing	53,438	-	2,410	31,626
Repayments of notes payable	(52,068)	-	(2,384)	(31,442)
Repurchase of subordinated notes	(44,199)		-	-
Repayments of Predecessor’s notes payable		(210)	-	-
Repayments of Successor's long term obligations	(6,250)	-	-	-
Repayments of Predecessor’s long term obligations	(870,042)	(45,146)	(110,000)	(54,088)

Net cash provided by (used in) financing activities	1,286,062	(46,293)	63,912	(37,688)

Effect of exchange rate changes on cash	151	-	-	-

Net change in cash and cash equivalents	5,999	4,364	11,818	(1,716)
Cash and cash equivalents-beginning of period	-	12,337	519	2,235

Cash and cash equivalents-end of period	$5,999	$16,701	$12,337	$519

Supplemental disclosures of cash flow information:
Interest paid	$101,735	$9,135	$75,777	$65,832
Interest received	1,029	486	1,247	570
Income taxes refunded (paid)	159	(103)	(1,034)	305
Non-cash investing activity:
Capital lease activity	-	(1,129)	(12)	(126)
Non-cash financing activity
Equity contribution	4,013	-	-	-

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY ($ in thousands, except where noted in millions)

	Common Stock		Additional Paid In	Accumulated	Carryover of Prior Predecessor basis of	Accumulated Other Comprehensive	Total Shareholder’s
	Shares	Amount	Capital	Deficit	net assets	Income (loss)	Equity
Predecessor

Balance at December 26, 2004	100	$-	$519,433	$(108,619)	$(17,495)	$48	$393,367

Equity contributions:
Cash			9,992				9,992
Impact of additional purchase accounting adjustments					157		157
Comprehensive income:
Net loss				(43,176)			(43,176)
Foreign currency translation						203	203
Minimum pension liability						(4,019)	(4,019)

Total comprehensive loss							(46,992)

Balance at December 25, 2005	100	$-	$529,425	$(151,795)	$(17,338)	$(3,768)	$356,524

Equity contributions:
Cash			40,663				40,663
Equity related compensation			3,315				3,315
Comprehensive income:
Net earnings				33,924			33,924
Foreign currency translation						(52)	(52)
Minimum pension liability						3,981	3,981

Total comprehensive income							37,853

Balance at December 31, 2006	100	$-	$573,403	$(117,871)	$(17,338)	$161	$438,355

Effect of initially applying FASB Interpretation No. 48				(260)			(260)
Equity contribution:
Cash			26				26
Equity related compensation			8,778				8,778
Comprehensive income:
Net loss				(66,649)			(66,649)
Foreign currency translation						(4)	(4)

Total comprehensive loss							(66,653)

Balance at April 2, 2007	100	$-	$582,207	$(184,780)	$(17,338)	$157	$380,246

Successor

Balance at April 2, 2007	100	$-	$422,192	$-	$-	$-	$422,192

Equity contribution:
Cash			2,485				2,485
Reduction in equity contributions			(391)				(391)
Equity related compensation			2,468				2,468
Comprehensive income:
Net loss				(48,709)			(48,709)
Swap mark to market adjustment						(23,383)	(23,383)
Foreign currency translation						566	566
Gain on Pension and OPEB actuarial assumptions						4,387	4,387

Total comprehensive loss							(67,139)

Balance at December 30, 2007	100	$-	$426,754	$(48,709)	$-	$(18,430)	$359,615

See accompanying Notes to Consolidated Financial Statements.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

1.	Summary of Business Activities

Business Overview

Pinnacle Foods Finance LLC (hereafter referred to as the “Company” or “PFF”) is a leading manufacturer, marketer and distributor of high quality, branded convenience food products, the products and operations of which are managed and reported in two operating segments: (i) dry foods and (ii) frozen foods. The Company’s dry foods segment consists primarily of Duncan Hines® baking mixes and frostings, Vlasic® pickles, peppers and relish products, Mrs. Butterworth’s® and Log Cabin® syrups and pancake mixes, Open Pit® barbecue sauce and Armour® canned meats, as well as food service and private label products. The Company’s frozen foods segment consists primarily of Hungry-Man® and Swanson® frozen foods products, Mrs. Paul’s® and Van de Kamp’s® frozen seafood, Aunt Jemima® frozen breakfasts, Lender’s® bagels and Celeste® frozen pizza, as well as food service and private label products.

History and the Blackstone Transaction

On May 22, 2001, Pinnacle Foods Holding Corp. (“PFHC”) acquired certain assets and assumed certain liabilities of the North American business of Vlasic Foods International Inc. (“VFI”). The North American business consisted of the Swanson and Hungry-Man frozen food, Vlasic pickles, peppers and relish and Open Pit barbecue sauce businesses. PFHC was incorporated on March 29, 2001 but had no operations until the acquisition of the North American business of VFI.

Crunch Holding Corp. (“CHC”), a Delaware corporation indirectly owned by J.P. Morgan Partners, LLC, J.W. Childs Associates, L.P. and CDM Investor Group LLC, acquired PFHC on November 25, 2003 (the “Pinnacle Transaction”).

On November 25, 2003, Aurora Foods Inc. (“Aurora”) entered into a definitive agreement with Crunch Equity Holding, LLC, the former parent of CHC. The definitive agreement provided for a comprehensive restructuring transaction in which PFHC was merged with and into Aurora, with Aurora surviving the merger, following the filing and confirmation of a pre-negotiated bankruptcy reorganization case with respect to Aurora under Chapter 11 of the U.S. Bankruptcy Code. On December 8, 2003, Aurora and its subsidiary, Sea Coast Foods, Inc., filed their petitions for reorganization with the Bankruptcy Court. On February 20, 2004, the First Amended Joint Reorganization Plan of Aurora Foods Inc. and Sea Coast Foods, Inc., as modified, dated February 17, 2004, was confirmed by order of the Bankruptcy Court. This restructuring transaction was completed on March 19, 2004, and the surviving company was renamed Pinnacle Foods Group Inc. (“PFGI”) (now known as Pinnacle Foods Group LLC) (the “Aurora Merger”).

On March 1, 2006, PFGI acquired certain assets and assumed certain liabilities of the food products business (the “Armour Business”) of The Dial Corporation for $189.2 million in cash. The acquisition of the Armour Business complemented PFGI’s existing product lines that together provide growth opportunities and scale. The Armour Business is a leading manufacturer, distributor and marketer of products in the $1.0 billion canned meat category. For the year ended December 31, 2005, the Armour Business had net sales of approximately $225 million. The Armour Business offers products in twelve of the fifteen segments within the canned meat category and maintains the leading market position in the Vienna sausage, potted meat and sliced beef categories. The business also includes meat spreads, chili, luncheon meat, corned and roast beef hash and beef stew. The majority of the products are produced at the manufacturing facility located in Ft. Madison, Iowa, which was acquired in the transaction. Products are sold under the Armour brand name as well as private label and certain co-pack arrangements.

On February 10, 2007, CHC, PFGI’s parent company, entered into an Agreement and Plan of Merger with Peak Holdings LLC (“Peak Holdings”), a Delaware limited liability company controlled by affiliates of The Blackstone Group, Peak Acquisition Corp. (“Peak Acquisition”), a wholly owned subsidiary of Peak Holdings, and Peak Finance LLC (“Peak Finance”), an indirect wholly owned subsidiary of Peak Acquisition, providing for the acquisition of CHC. Under the terms of the Agreement and Plan of Merger, the purchase price for CHC was $2,162.5 million in cash less the amount of indebtedness (including capital lease obligations) of CHC and its subsidiaries outstanding immediately prior to the closing and certain transaction costs, subject to purchase price adjustments based on the balance of working capital and indebtedness as of the closing. Pursuant to the Agreement and Plan of Merger, immediately prior to the closing, CHC contributed all of the outstanding shares of capital stock of its wholly owned subsidiary, Pinnacle Foods Group Inc. (“PFGI”), to a newly-formed Delaware limited liability company, PFF. At the closing, Peak Acquisition merged with and into CHC, with CHC as the surviving corporation, and Peak Finance merged with and into PFF, with PFF as the surviving entity.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

As a result of the Merger, CHC became a wholly-owned subsidiary of Peak Holdings. This transaction closed on April 2, 2007 (the “Blackstone Transaction”).

For purposes of identification and description, Pinnacle Foods Group Inc. (“PFGI”), is referred to as the “Predecessor” for the period prior to the Blackstone Transaction occurring on April 2, 2007, and Pinnacle Foods Finance LLC (“PFF” or the “Company”) is referred to as the “Successor” for the period subsequent to the Blackstone Transaction.

Each share of CHC’s issued and outstanding stock immediately prior to closing was converted into the right to receive the per share merger consideration (approximately $1.975 per share) in cash. The aggregate purchase price was approximately $2,162.5 million, including the repayment of outstanding debt under the Predecessor’s senior secured credit facilities and senior subordinated notes and the assumption of capital lease obligations. The purchase price adjustment was approximately $2.3 million, was finalized in August 2007 and is included in the amounts below.

In June 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets,” which establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. The Successor has accounted for the Blackstone Transaction in accordance with these standards. The acquisition of CHC is being treated as a purchase with Peak Holdings (whose sole asset is its indirect investment in the common stock of PFF) as the accounting acquiror in accordance with SFAS No. 141, and is accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 88-16, “Basis in Leveraged Buyout Transactions.”

The cost of the Blackstone Transaction consists of:

Stated purchase price	$2,162,500
Working capital and other adjustments	(2,338)
Assumed debt	(1,278)

Subtotal - merger consideration	2,158,884
Transaction costs	71,217

Total cost of acquisition	$2,230,101

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

The following table summarizes the final allocation of the total cost of the Blackstone Transaction to the assets acquired and liabilities assumed:

Assets acquired:
Cash	$16,701
Accounts receivable	103,921
Inventories	198,459
Other current assets	6,558
Plant assets	279,773
Tradenames	926,412
Customer relationships	122,661
Other assets	52,810
Goodwill	996,546

Fair value of assets acquired	2,703,841
Liabilities assumed:
Accounts payable	70,927
Accrued liabilities	105,851
Pension and other postretirement benefits	20,164
Other long-term liabilities	7,590
Deferred tax liabilities	267,930
Capital leases	1,278

Purchase price	$2,230,101

Based upon the final allocation, the value assigned to intangible assets and goodwill totaled $2,098.4 million. Of the total intangible assets, $52.8 million has been assigned to recipes and formulas, with $23.5 million allocated to the dry foods segment and $29.3 million allocated to the frozen foods segment. The recipes and formulas are being amortized over 10 years. In addition, $122.7 million has been assigned to customer relationships, with $54.8 million allocated to the dry foods segment and $67.9 million allocated to the frozen segment. Customer relationships are being amortized on an accelerated basis over seven years for foodservice and private label relationships and forty years for distributor relationships. The Company has also assigned $926.4 million to the value of the tradenames acquired, with $684.0 million allocated to the dry foods segment and $242.4 million allocated to the frozen foods segment. The values of the tradenames are not subject to amortization but are reviewed annually for impairment. Goodwill, which is also not subject to amortization, totaled $996.5 million, with $652.4 million allocated to the dry foods segment and $344.1 million allocated to the frozen foods segment. No new tax-deductible goodwill or intangible assets were created as a result of the Blackstone Transaction, but historical tax-deductible goodwill and intangible assets in the amount of $603 million do exist.

In accordance with the requirements of the purchase method of accounting for acquisitions, inventories as of April 2, 2007 are required to be valued at fair value (net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity) which in the case of finished products we estimated to be $40.2 million higher than the Predecessor’s historical manufacturing cost. The Successor’s cost of products sold for the 39 weeks ended December 30, 2007 includes pre-tax charges of $40.2 million related to the finished products at April 2, 2007, which were subsequently sold during the period from April 2, 2007 to December 30, 2007.

The Blackstone Transaction was financed through borrowings of a $1,250 million term loan and a $10 million revolver drawing under the Successor’s Senior Secured Credit Facilities, $325 million of Senior Notes and $250 million of Senior Subordinated Notes, all issued on April 2, 2007, a $422.2 million equity contribution from the Blackstone Group and other investors and $12.7 million in existing cash, less deferred financing costs of $39.8 million.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

Other Blackstone Transaction-Related Matters

Immediately prior to closing, pursuant to their original terms, all of the Predecessor’s outstanding stock options vested and the Predecessor exercised its purchase option to purchase at fair value all of the shares of common stock to be acquired by exercise of options held by employees pursuant to the Predecessor’s Stock Option Plan. As a result, compensation expense of approximately $8.4 million was recorded in the Consolidated Statement of Operations of the Predecessor immediately before the Blackstone Transaction related to the fair value of the options exercised.

On March 8, 2007, the Predecessor commenced a cash tender offer to purchase any and all of the outstanding 8.25% Senior Subordinated Notes due 2013 of the Predecessor (the “Predecessor Notes”), and a related consent solicitation to amend the indenture pursuant to which the Predecessor Notes were issued. The tender offer and consent solicitation were made in connection with the Blackstone Transaction. The tender offer and consent solicitation were made upon the terms and conditions set forth in an Offer to Purchase and Consent Solicitation Statement dated March 8, 2007 and the related Consent and Letter of Transmittal. The total transaction cost of the cash tender offer for the Predecessor Notes was $35.5 million and was recorded as a charge in the Consolidated Statement of Operations of the Predecessor immediately before the Blackstone Transaction.

Due to the cash tender offer for the Predecessor Notes and the repayment in full of the Predecessor’s senior secured credit facility, which were both done in connection with the Blackstone Transaction, the Predecessor recorded in the Consolidated Statement of Operations of the Predecessor immediately before the Blackstone Transaction a charge of $24.1 million for the unamortized portion of the deferred financing costs and a credit of $5.2 million for the unamortized portion of the original issue premium on the Predecessor Notes.

The closing of the transaction represented a change in control under certain Predecessor contracts, including the former Chairman’s employment agreement as well as contracts with affiliates of the former Chairman. As a result, the Predecessor was required to pay $12.9 million pursuant to these agreements and recorded a charge for such amount in the Consolidated Statement of Operations of the Predecessor immediately before the Blackstone Transaction.

The Management Agreement between the Predecessor and JPMorgan Partners, LLC and J.W. Childs Associates, L.P. was terminated at closing.

Pro forma Information

The following schedule includes consolidated statements of operations data for the unaudited pro forma results for the year ended December 30, 2007 and December 31, 2006 as if the Blackstone Transaction had occurred as of the beginning of each of the fiscal years shown below. The pro forma information includes the actual results with pro forma adjustments for the change in interest expense related to the new financing, purchase accounting adjustments related to fixed assets, intangible assets, pension and other post-employment benefit liabilities, the cancellation of certain contracts of the Predecessor and related adjustments to the provision for income taxes.

The unaudited pro forma information is provided for illustrative purposes only. It does not purport to represent what the consolidated results of operations would have been had the Blackstone Transaction occurred on the dates indicated above, nor does it purport to project the consolidated results of operations for any future period or as of any future date.

	Year ended December 30, 2007	Year ended December 31, 2006
Net sales	$1,514,485	$1,442,256
Earnings before interest and taxes	$75,910	$130,444
Net Loss	$(120,137)	$(63,338)

Pro forma depreciation and amortization expense included above was $59,350 for the year ended December 30, 2007 and $61,247 for the year ended December 31, 2006.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

Included in earnings before interest and taxes in the pro forma information above for the years ended December 30, 2007 and December 31, 2006 are the following material charges:

	Year ended December 30, 2007	Year ended December 31, 2006
Flow through of fair value of the inventories over manufactured cost as of April 2, 2007	$40,179	$-
Merger-related costs	49,129	-
Stock-based compensation related to the vesting of options due to the Blackstone Transaction	8,373	-
Flow through of the fair value of Armour business inventories over manufacturing costs as of March 1, 2006	-	4,760
Stock-based compensation expense for the equity units granted to certain shareholders	-	1,415

Impact on earnings before interest and taxes	$97,681	$6,175

2.	Summary of Significant Accounting Policies

Consolidation.   The consolidated financial statements include the accounts of PFF and its wholly-owned subsidiaries. The results of companies acquired during the year are included in the consolidated financial statements from the effective date of the acquisition. Intercompany transactions have been eliminated in consolidation.

Foreign Currency Translation.   Foreign-currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of Accumulated other comprehensive (loss) income within shareholder’s equity. The Company translates the results of operations of its foreign subsidiary at the average exchange rates during the respective periods. Gains and losses resulting from foreign currency transactions, the amounts of which are not material, are included in net earnings (loss).

Fiscal Year.   The Company’s fiscal year ends on the last Sunday in December. Fiscal 2006 consisted of 53 weeks.

Cash and Cash Equivalents.   The Company considers investments in all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.

Inventories.   Substantially all inventories are valued at the lower of average cost or market. Cost is determined by the first-in, first-out method. The nature of costs included in inventory is: ingredients, containers, packaging, other raw materials, direct manufacturing labor and fully absorbed manufacturing overheads. When necessary, the Company provides allowances to adjust the carrying value of its inventories to the lower of cost or net realizable value, including any costs to sell or dispose including consideration for obsolescence, excessive inventory levels, product deterioration and other factors in evaluating net realizable value.

Plant Assets.   Plant assets are stated at historical cost, and depreciation is computed using the straight-line method over the lives of the assets. Buildings and machinery and equipment are depreciated over periods not exceeding 45 years and 15 years, respectively. The weighted average estimated remaining useful lives are approximately 7 years for buildings and 6 years for machinery and equipment. When assets are retired, sold, or otherwise disposed of, their gross carrying value and related accumulated depreciation are removed from the accounts and included in determining gain or loss on such disposals. Costs of assets acquired in a business combination are based on the estimated fair value at the date of acquisition.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

Goodwill and Indefinite-lived Intangible Assets.   The Company evaluates, on at least an annual basis in December, the carrying amount of goodwill and indefinite-lived tradenames to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. The Company performs goodwill impairment testing for each business which constitutes a component of the Company’s two operating segments, dry foods and frozen foods, known as reporting units. The Company compares the fair value of these reporting units with their carrying values inclusive of goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company compares the implied fair value of the reporting unit’s goodwill to its carrying amount and any shortfall is charged to earnings. In estimating the implied fair value of the goodwill, the Company estimates the fair value of the reporting unit’s tangible and intangible assets (other than goodwill). For indefinite-lived tradename intangible assets the Company determines recoverability by comparing the carrying value to its fair value estimated based on discounted cash flows attributable to the tradename and charges the shortfall, if any, to earnings. In estimating the fair value, the Company primarily uses the income approach, which utilizes forecasted discounted cash flows to estimate fair values. Assumptions underlying fair value estimates are subject to risks and uncertainties.

Valuation of Long-Lived Assets.   The Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” on August 1, 2002. The carrying value of long-lived assets held and used, other than goodwill, is evaluated at the asset group when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the total projected undiscounted cash flows from such asset group are separately identifiable and are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset group. Fair market value is determined primarily using the projected cash flows from the asset group discounted at a rate commensurate with the risk involved. Losses on long-lived asset groups held for sale, other than goodwill, are determined in a similar manner, except that fair market values are reduced for disposal costs.

Revenue Recognition.   Revenue from product sales is recognized upon shipment to the customers as terms are FOB shipping point, at which point title and risk of loss is transferred and the selling price is fixed or determinable. This completes the revenue-earning process, specifically that an arrangement exists, delivery has occurred, the price is fixed and collectibility is reasonably assured. A provision for payment discounts and product return allowances is recorded as a reduction of sales in the same period that the revenue is recognized.

Trade promotions, consisting primarily of customer pricing allowances and merchandising funds, and consumer coupons are offered through various programs to customers and consumers. Sales are recorded net of estimated trade promotion spending, which is recognized as incurred at the time of sale. Certain retailers require the payment of slotting fees in order to obtain space for the Company’s products on the retailer’s store shelves. The fees are recognized as reductions of revenue at the earlier of the date cash is paid or a liability to the retailer is created. These amounts are included in the determination of net sales. Accruals for expected payouts under these programs are included as accrued trade marketing expense line in the Consolidated Balance Sheet. Coupon redemption costs are also recognized as reductions of net sales when the coupons are issued.

Marketing Expenses.   Trade marketing expense is comprised of amounts paid to retailers for programs designed to promote our products. These costs include standard introductory allowances for new products (slotting fees). They also include the cost of in-store product displays, feature pricing in retailers’ advertisements and other temporary price reductions. These programs are offered to our customers both in fixed and variable (rate per case) amounts. The ultimate cost of these programs depends on retailer performance and is the subject of significant management estimates. The Company records as expense the estimated ultimate cost of the program in the period during which the program occurs. In accordance with EITF No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer,” these trade marketing expenses are classified in the Consolidated Statement of Operations as a reduction of net sales. Also, in accordance with EITF No. 01-9, coupon redemption costs are also recognized as reductions of net sales when issued. Marketing expenses recorded as a reduction of net sales of the Successor were $357,052 for the 39 weeks ended December 30, 2007. Marketing expenses for the Predecessor in the 13 weeks ending April 2, 2007, fiscal 2006 and fiscal 2005 were $142,877, $514,683 and $500,131, respectively.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

Advertising.   Advertising costs include the cost of working media (advertising on television, radio or in print), the cost of producing advertising, and the cost of coupon insertion and distribution. Working media and coupon insertion and distribution costs are expensed in the period the advertising is run or the coupons are distributed. The cost of producing advertising is expensed as of the first date the advertisement takes place. Advertising included in the Successor’s marketing and selling expenses was $30,680 for the 39 weeks ending December 30, 2007. Advertising included in the Predecessor’s marketing and selling expenses was $13,141 in the 13 weeks ending April 2, 2007, $31,990 in fiscal 2006 and $41,989 in fiscal 2005.

Shipping and Handling Costs.   In accordance with the EITF No. 00-10 “Accounting for Shipping and Handling Revenues and Costs,” costs related to shipping and handling of products shipped to customers are classified as cost of products sold.

Stock Based Compensation.   On December 26, 2005, the start of fiscal 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. (“APB”) No. 25, “Accounting for Stock Issued to Employees.” We adopted SFAS No. 123R using the modified prospective method. Under this method of adoption, prior periods are not restated. For awards granted prior to the adoption of SFAS No. 123R, compensation cost is recognized for the unvested portion of outstanding awards based on the grant-date fair value calculated under SFAS No. 123 for pro forma disclosures.

Grant-date fair value of stock options is estimated using the Black-Scholes option-pricing model. Compensation expense is reduced based on estimated forfeitures with adjustments to actual recorded at the time of vesting. Forfeitures are estimated based on historical experience. We recognize compensation cost for awards over the vesting period. The majority of our stock options have a five-year vesting.

See Note 5 for more information regarding stock-based compensation, including pro forma information required under SFAS No. 123 for fiscal 2005.

Insurance reserves.  The Company is self-insured under its worker’s compensation insurance policy. We estimate the outstanding retained-insurance liabilities by projecting incurred losses to their ultimate liability and subtracting amounts paid-to-date to obtain the remaining liabilities. The Company bases actuarial estimates of ultimate liability on actual incurred losses, estimates of incurred but not yet reported losses and the projected costs to resolve these losses.

Income Taxes.   Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes,” under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change.

Financial Instruments.   The Company uses financial instruments, primarily swap contracts, to manage its exposure to movements in interest rates, certain commodity prices and foreign currencies. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to the Company. The Company does not use derivatives for trading purposes and is not a party to leveraged derivatives. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that all derivatives be recognized as either assets or liabilities at fair value. Changes in the fair value of derivatives not designated as hedging instruments are recognized monthly in earnings. The cash flows associated with the financial instruments are included in the cash flow from operating activites.

Deferred financing costs.   Deferred financing costs are amortized over the life of the related debt using the effective interest rate method. If debt is prepaid or retired early, the related unamortized deferred financing costs are written off in the period the debt is retired.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

Capitalized Internal Use Software Costs.   The Company capitalizes the cost of internal-use software that has a useful life in excess of one year in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Capitalized internal use software costs are amortized using the straight-line method over their estimated useful lives, generally 2  1/ 2 to 3 years. The Company amortized $1,889 in the 39 weeks ending December 30, 2007, $530 in the 13 weeks ending April 2, 2007, $1,700 in fiscal 2006 and $1,629 in fiscal 2005. Additionally, as of December 30, 2007 and December 31, 2006, the net book value of capitalized internal use software totaled $7,364 and $5,214, respectively.

Comprehensive Income.   Comprehensive income includes net earnings (loss), loss on financial instruments, foreign currency translation adjustments and net gains on Pension and OPEB actuarial assumptions that are currently presented as a component of shareholder’s equity. The components of Accumulated other comprehensive (loss) income at year end were as follows:

	December 30, 2007	December 31, 2006
Loss on financial instruments	(23,383)	-
Gain on Pension and OPEB actuarial assumptions	4,387	(37)
Foreign currency translation adjustment	$566	$198

Total	$(18,430)	$161

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is assessing what impact, if any, adoption of this statement would have on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. The Company is assessing what impact, if any, adoption of this statement would have on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R).

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

Early adoption is not permitted. The Company is assessing what impact, if any, adoption of this statement would have on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net earnings attributable to the noncontrolling interest will be included in consolidated net earnings on the face of the statement of operations. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our financial position or results of operations.

3.	Acquisition

Acquisition of the Food Products Business of The Dial Corporation

On March 1, 2006, PFGI acquired certain assets and assumed certain liabilities of the food products business (the “Armour Business”) of The Dial Corporation for an initial purchase price of $183 million in cash. The assets acquired include inventory, a production facility, machinery and equipment, contract rights and certain intangible assets, including trademarks and licenses. The liabilities assumed include a post-retirement medical benefit for certain employees, vacation pay liabilities and severance liabilities. According to the purchase agreement, the purchase price was to be increased dollar for dollar after the closing date if the value of inventory included with the Armour Business at closing exceeded a specified target or decreased dollar for dollar if the value of the inventory at closing was less than such target. Based upon the final value of the inventory, PFGI paid to The Dial Corporation $2,271 in December 2006, which was recorded as additional purchase consideration.

The acquisition of the Armour Business complemented PFGI’s existing product lines that together provide growth opportunities and scale. The Armour Business is a manufacturer, distributor and marketer of products in the canned meats category. Primarily all of the products are produced at the manufacturing facility located in Ft. Madison, Iowa, which was acquired in the transaction. Products are sold under the Armour brand name as well as private-label and certain co-pack arrangements. The Armour Business offers products in twelve of the fifteen segments within the canned meat category, including Vienna sausage, potted meat, and sliced dried beef.

The acquisition of the Armour Business was accounted for under the purchase method of accounting. Accordingly, the results of the Armour Business are included in the consolidated financial statements from the acquisition date. The Armour Business results of operations and assets are included in the dry foods segment.

The cost of the Armour Business consists of:

Purchase price	$185,271
Acquisition costs	3,937

Total cost of acquisition	$189,208

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

The other current asset is the value PFGI ascribed to the services performed by Dial under a transition services agreement that expired on June 28, 2006. The value was based upon the estimated cost of providing such services and was expensed over the 120 days of the agreement (through June 28, 2006). The following table summarizes the final allocation of the total cost of the Armour acquisition to the assets acquired and liabilities assumed:

Assets acquired:
Plant assets	$47,376
Inventories	41,531
Other current asset	2,000
Tradenames	39,000
Recipes and formulas	5,000
Private label customer relationships	20,000
Goodwill	43,767

Fair value of assets acquired	198,674
Liabilities assumed
Other accrued liabilities	2,210
Postretirement benefit liability	7,256

Total cost of acquisition	$189,208

The value assigned to total intangible assets amounted to $107,767. Of the total intangible assets, $5,000 is assigned to recipes and formulas, which are being amortized over 5 years and $20,000 is assigned to private label customer relationships, which are being amortized over seven years. In addition, $39,000 is assigned to tradenames that are not subject to amortization. Goodwill, which is not subject to amortization, amounted to $43,767. All of the intangible assets acquired in the transaction are recorded within the dry foods segment and will result in approximately $103 million of tax deductible goodwill and intangible assets.

In accordance with the requirements of the purchase method of accounting for acquisitions, inventories as of March 1, 2006 were valued at fair value (net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity) which in the case of finished products was $4,580 higher than Dial’s historical manufacturing cost and in the case of work-in-progress was $180 higher than Dial’s historical manufacturing cost. The Company’s cost of products sold for fiscal 2006 includes a pre-tax charge of $4,760 related to the flow through of the increase in fair value.

Pro forma Information

The following schedule includes consolidated statements of operations data for the unaudited pro forma results for fiscal 2006 as if the Armour Business had been acquired as of the beginning of fiscal 2006. The pro forma information includes the actual results with pro forma adjustments for the change in interest expense related to the additional borrowings to fund the acquisition, purchase accounting adjustments resulting in changes to depreciation and amortization expense and related adjustments to the provision for income taxes.

The unaudited pro forma information is provided for illustrative purposes only. It does not purport to represent what the consolidated results of operations would have been had the Armour Business been acquired on the date indicated above, nor does it purport to project the consolidated results of operations for any future period or as of any future date.

Fiscal year ended December 31, 2006
Net sales	$1,472,050
Earnings before interest and taxes	$148,000
Net earnings	$34,380

Pro forma depreciation and amortization expense included above was $43,718.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

Included in earnings before interest and taxes in the pro forma information above for the fiscal year ended December 31, 2006 are the following material charges:

Fiscal 2006
Flow through of fair value of the Armour Business inventories over manufactured cost as of March 1, 2006	$4,760
Stock-based compensation expense	1,415

Impact on earnings before interest and taxes	$6,175

4.	Restructuring and Impairment Charges

Predecessor

Omaha, Nebraska Production Facility

On April 7, 2004, PFGI made and announced its decision to permanently close its Omaha, Nebraska production facility, as part of its plan of consolidating and streamlining production activities after the Aurora Merger. Production from the Omaha plant, which manufactured Swanson frozen entree retail products and frozen foodservice products, ceased in December 2004 and has been relocated to the Fayetteville, Arkansas and Jackson, Tennessee production facilities.

Activities related to the closure of the plant were completed in the first quarter of 2005 and resulted in the elimination of 411 positions. From the announcement in April 2004 through the second quarter of 2007, PFGI recorded restructuring charges totaling $19.6 million, pertaining to its decision to permanently close the Omaha, Nebraska production facility. The charges incurred have been included in Other expense (income), net line in the Consolidated Statement of Operations. All such charges are reported under the frozen foods business segment. During the second quarter of 2007, the plant and remaining assets were sold for $2.2 million.

Erie, Pennsylvania Production Facility

On April 29, 2005, PFGI’s board of directors approved a plan to permanently close its Erie, Pennsylvania production facility, as part of PFGI’s plan of consolidating and streamlining production activities after the Aurora Merger. Production from the Erie plant, which manufactured Van de Kamp’s and Mrs. Paul’s frozen seafood products and Aunt Jemima frozen breakfast products, has been relocated primarily to the Jackson, Tennessee production facility. Activities related to the closure of the plant were completed in 2006 and resulted in the elimination of approximately 290 positions. Employee termination activities commenced in July 2005 and were substantially completed by the end of the first quarter of 2006. From the date of the announcement, through the fourth quarter of 2006, PFGI incurred charges totaling $7.3 million related to the shutdown of the Erie, Pennsylvania production facility. These charges incurred have been included in the Other expense (income), net line in the Consolidated Statement of Operations. All such charges are reported under the frozen foods business segment. During the fourth quarter of 2006, the plant and any remaining equipment was sold for $1.8 million.

Mattoon, Illinois Production Facility

On April 21, 2005, the Company made and announced its decision effective May 9, 2005 to shutdown a bagel production line at its Mattoon, Illinois facility, which produces the Company’s Lender’s® bagels. In connection with the shutdown of the production line, the Company has terminated 28 full-time and 7 part-time employees. A portion of the assets that were used in the bagel line will be utilized in other production areas within the Company. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, the Company incurred a non-cash charge of $862 related to the asset impairment of the bagel line, which has been recorded as a component of Other expense (income), net in the Consolidated Statement of Operations for fiscal 2005. This charge is reported under the frozen foods business segment. The Company expects that any costs associated with the removal of the assets would be offset from the proceeds received from the sale of those assets.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

In 2005, the Company experienced difficulties in transferring the frozen seafood production from the Erie, Pennsylvania facility to the Jackson, Tennessee facility. Due to the delays caused by the difficulties encountered, the Company forecasted significantly reduced sales in 2006 and thereafter. Due to the reduced sales and corresponding projected decline in cash flows, the Company concluded that the intangible assets related to the Frozen Seafood reporting unit were impaired. These impairments included goodwill ($44,860) and tradenames ($18,144). The Company included these charges, which are recorded in the frozen foods segment, in the Consolidated Statement of Operations for fiscal 2005. The tradename impairment is recorded as part of the Other expense (income), net line item.

Additionally, in 2005, the Company experienced higher than expected costs, including trade spending and material costs, in the pizza reporting unit, from which the Company did not expect relief in the near-term. Due to the higher costs, the Company concluded that the all the goodwill related to the pizza reporting unit was impaired and recorded a charge in the amount of $9,897 in the Consolidated Statement of Operations for fiscal 2005. This charge is reported in the frozen foods segment of the business.

Also, in the fourth quarter of 2005, the Company reassessed the long-term growth rate of sales of the products under the Lender’s brand. Management concluded that the growth rates were less than anticipated in the prior year and that a further impairment of the tradename asset had occurred. As a result of the decline, the Company recognized an impairment in the tradename for the Lender’s in the amount of $1,118. The charge is recorded in the Other expense (income), net line item on the Consolidated Statements of Operations and is reported in the frozen foods segment.

In the fourth quarter of 2006, the Company reassessed the long-term growth rate of sales of the products under the Aunt Jemima brand. Due to increased competition, management reduced the expected future growth rates and as a result, recorded an impairment of the tradename asset in the amount of $2,700. The charge is recorded in the Other expense (income), net line item on the Consolidated Statements of Operations and is reported in the frozen foods segment.

Successor

In 2007, the Company experienced declines in sales of its Open Pit branded products. Upon reassessing the long term growth rates, the Company recorded an impairment of the tradename asset in the amount of $1,200. The charge is recorded in the Other expense (income), net line on the Consolidated Statements of Operations and is reported in the dry foods segment.

The following table summarizes impairment and restructuring charges. It also includes severance liabilities assumed or established in purchase accounting. These amounts are recorded in accrued liabilities on the Consolidated Balance Sheet.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

Predecessor

Description	Balance at December 27, 2004	Additions	Assumed Liabilities / Purchase Accounting	Noncash Reductions	Cash Reductions	Balance at December 25, 2005
Goodwill impairment charges	$-	$54,757	$-	$(54,757)	$-	$-
Other asset impairment charges	-	20,124	-	(20,124)	-	-
Employee severance	3,695	972	-	(444)	(3,541)	682
Other costs	305	6,182	-	-	(6,213)	274

Total	$4,000	$82,035	$-	$(75,325)	$(9,754)	$956

Description	Balance at December 26, 2005	Additions	Assumed Liabilities / Purchase Accounting	Noncash Reductions	Cash Reductions	Balance at December 31, 2006
Other asset impairment charges	$-	$5,480	$-	$(5,480)	$-	$-
Employee severance	682	-	800	(149)	(721)	612
Other costs	274	1,307	-	(50)	(1,306)	225

Total	$956	$6,787	$800	$(5,679)	$(2,027)	$837

Description	Balance at January 1, 2007	Additions	Assumed Liabilities / Purchase Accounting	Noncash Reductions	Cash Reductions	Balance at April 1, 2007
Employee severance	$612	$-	$-	$-	$(113)	$499
Other costs	225	-	-	-	-	225

Total	$837	$-	$-	$-	$(113)	$724

Successor

Description	Balance at April 2, 2007	Additions	Assumed Liabilities / Purchase Accounting	Noncash Reductions	Cash Reductions	Balance at December 30, 2007
Other asset impairment charges	$-	$1,200	$-	$(1,200)	$-	$-
Employee severance	499	-	-	(290)	(90)	119
Other costs	225	-	(225)	-	-	-

Total	$724	$1,200	$(225)	$(1,490)	$(90)	$119

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

5.	Stock-Based Compensation Expense

On December 26, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of December 26, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the years ended December 30, 2007 and December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense using the straight-line method over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations, other than as related to certain ownership units of Crunch Equity Holdings LLC, the parent company of the Predecessor, that were issued to former shareholders.

Predecessor Stock-Based Compensation Plans

The Predecessor had two long-term incentive programs: The Crunch Holding Corp. 2004 Stock Option Plan and the Crunch Holding Corp. 2004 Employee Stock Purchase Plan.

2004 Stock Option Plan

Crunch Holding Corp. (“CHC”), which owns all of the common stock of the Company adopted a stock option plan (the “2004 Plan”) providing for the issuance of up to 29.6 million shares of CHC’s common stock. Pursuant to the option plan, certain officers, employees, managers, directors and other persons are eligible to receive grants of incentive and nonqualified stock options, as permitted by applicable law. Except as otherwise provided by the plan administrator, two-ninths (2/9) of the shares of common stock subject to each option shall time vest annually in each of the first three years from the effective date of the option grant. The remaining one-third (1/3) of the shares of common stock subject to each option shall vest on the seventh anniversary of the effective date of the option grant unless otherwise determined by the plan administrator. Options under the plan have a termination date of 10 years from the date of issuance.

In connection with the Blackstone Transaction, all outstanding options at the time of the closing immediately vested. As a result of the accelerated vesting, the Company recorded a charge to earnings immediately before closing in the amount of $8,373. As a result of the per share merger consideration ($1.975) exceeding the strike price of the options, all vested options were exercised. The following table summarizes the stock option transactions under the 2004 Plan:

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

	Number of Shares	Weighted Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value (000’s)

Outstanding - December 25, 2005	20,657,942	$1.00

Granted	10,602,111	$1.00
Exercised	(163,315)	1.00
Forteitures	(3,768,075)	1.00

Outstanding - December 31, 2006	27,328,663	$1.00	8.24	$-

Granted	589,445	$1.53
Exercised	(27,550,828)	1.01
Forteitures	(367,280)	1.01

Outstanding - April 2, 2007	-	$-		$-

Exercisable - April 2, 2007	-	$-		$-

2004 Employee Stock Purchase Plan

CHC also adopted an employee stock purchase plan providing for the issuance of up to 15 million shares of CHC’s common stock. Pursuant to the plan, certain officers, employees, managers, directors and other persons are eligible to purchase shares at the fair market value of such shares on the date of determination. The total shares purchased under the stock purchase plan were 10,482,971 shares. In connection with the Blackstone Transaction, all the shares of CHC were redeemed.

Stock-based Compensation related to the Predecessor Plans

Stock-based compensation expense related to employee stock options for the period from January 1, 2007 to April 2, 2007 was $8,778 ($8,776 net of tax). The expense includes the $8,373 that was a result of the acceleration of the vesting as a result of the Blackstone transaction. Stock-based compensation expense related to employee stock options for fiscal 2006 as a result of adopting SFAS No. 123(R) was $1,900 ($1,892 net of tax). In addition, the Company recorded $1,415 (with no related tax impact) for stock-based compensation expense in fiscal 2006 for certain ownership units of Crunch Equity Holdings LLC, the parent company of the Predecessor. The ownership units were issued to a former shareholder which was controlled by certain members of PFGI’s management (see discussion below). There was no stock-based compensation expense recognized during fiscal 2005.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for fiscal 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 25, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted subsequent to December 25, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

The Predecessor used the lattice-binomial option-pricing model (“lattice-binomial model”) as its method of valuation for stock-based awards, which was previously used for the Predecessor’s pro forma information required under SFAS No. 123. Since the Company’s stock is not publicly traded, the determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is based upon estimates of enterprise value as well as assumptions regarding a number of highly complex and subjective variables. The estimated enterprise value is based upon forecasted cash flows for five years plus a terminal year and an assumed discount rate. The other variables used to determine fair value of stock-based payment awards include, but are not limited to, the expected stock price volatility of a group of industry comparable companies over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) and SAB No. 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The fair value of the Predecessor’s options granted during the 13 weeks ended April 2, 2007 was estimated on the date of the grant using the lattice-binomial model with the following weighted average assumptions:

Risk-free interest rate	4.77%
Expected life of option	7 – 8 years
Expected volatility of Pinnacle stock	25.0%
Expected dividend yield on Pinnacle Stock	0%

Volatility was based on the average volatility of group of publicly traded food companies. The Company estimates that the annual forfeiture rates range from 4-10%, depending on the class of employees receiving the stock option grant.

Successor’s Stock-Based Compensation Plans

The Successor has two long-term incentive programs: The 2007 Stock Incentive Plan and the 2007 Unit Plan.

2007 Stock Incentive Plan

Crunch Holding Corp. (“CHC”), which continues to own all of the common stock in the Company adopted a stock option plan (the “2007 Stock Incentive Plan”) providing for the issuance of up to 20,000 shares of CHC’s common stock. Pursuant to the option plan, certain officers, employees, managers, directors and other persons are eligible to receive grants of nonqualified stock options, as permitted by applicable law. Generally 25% of the options will vest ratably over five years. Fifty percent of the options vest ratably over five years depending on if annual or cumulative EBITDA targets are met. The final 25% of the options vest either on a change of control or similar event, if a 20% annual internal rate of return (or, if the event occurs (x) on or before the first anniversary of the closing date of the Blackstone Transaction, a 40% annual internal rate of return or (y) after the first anniversary of the closing date of the Blackstone Transaction but on or before the second anniversary of the closing date of the Blackstone Transaction, a 30% annual internal rate of return) is attained by Blackstone. Options under the plan have a termination date of 10 years from the date of issuance.

The following table summarizes the stock option transactions under the 2007 Stock Incentive Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value (000’s)

Granted	6,060	$471.87
Exercised	-	-
Forteitures	(84)	471.87

Outstanding - December 30, 2007	5,976	$471.87	9.73	$-

Exercisable - December 30, 2007	553	$471.87	9.73	$-

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

2007 Unit Plan

Peak Holdings LLC (“Peak”), the parent of CHC, adopted an equity plan (the “2007 Unit Plan”) providing for the issuance of profits interest units (PIUs) in Peak. Certain employees were given the opportunity to invest in Peak at the time of the Blackstone Transaction through the purchase of Peak’s Class A-2 Units. In addition, each manager who so invested was awarded profits interests in Peak in the form of Class B-1, Class B-2 and Class B-3 Units. Generally 25% of the PIUs will vest ratably over five years. Fifty percent of the PIUs vest ratably over five years depending on if annual or cumulative EBITDA targets are met. The final 25% of the PIUs granted under the 2007 Equity Plans vest either on a change of control or similar event, if a 20% annual internal rate of return (or, if the event occurs (x) on or before the first anniversary of the closing date of the Blackstone Transaction, a 40% annual internal rate of return or (y) after the first anniversary of the closing date of the Blackstone Transaction but on or before the second anniversary of the closing date of the Blackstone Transaction, a 30% annual internal rate of return) is attained by Blackstone.

As of December 30, 2007, 8,124 PIUs have been granted and 782.4 have vested.

Stock-based Compensation related to the Successor Plans

Stock-based compensation expense related to employee stock plans for the period from April 2, 2007 to December 30, 2007 was $2,468 ($2,468 net of tax).

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. As stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company currently uses the Black-Scholes option-pricing model as its method of valuation for stock-based awards. Since the Company’s stock is not publicly traded, the determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is based upon estimates of enterprise value as well as assumptions regarding a number of highly complex and subjective variables. The estimated enterprise value is based upon forecasted cash flows for five years plus a terminal year and an assumed discount rate. The other variables used to determine fair value of stock-based payment awards include, but are not limited to, the expected stock price volatility of a group of industry comparable companies over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock-based awards. Although the fair value of employee stock awards is determined in accordance with SFAS No. 123(R) and SAB No. 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The fair value of the Successor’s options granted during the 39 weeks ended December 30, 2007 was estimated on the date of the grant using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	4.26%
Expected life of option	4.53 years
Expected volatility of Pinnacle stock	50%
Expected dividend yield on Pinnacle Stock	0%

Volatility was based on the average volatility of group of publicly traded food companies. The Company estimates that the annual forfeiture rates to be 7.6%.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

Expense Information under SFAS No. 123(R)

The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS No. 123(R) for fiscal 2007 and 2006 which was allocated as follows:

	Successor	Predecessor
	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006
Cost of products sold	$49	$1,230	$163
Marketing and selling expenses	321	3,071	455
Administrative expenses	2,073	4,126	1,226
Research and development expenses	25	351	56

Pre-Tax Stock-Based Compensation Expense	2,468	8,778	1,900
Income Tax Benefit	-	(2)	(8)

Net Stock-Based Compensation Expense	$2,468	$8,776	$1,892

Pro Forma Information Under SFAS No. 123 for Fiscal 2005

SFAS No. 123(R) requires disclosure of pro forma information for periods prior to its adoption. The pro forma disclosures are based on the fair value of awards at the grant date, amortized to expense over the service period. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

Predecessor
Fiscal Year Ended December 25, 2005
Net loss, as reported	$(43,176)
Add: Stock-based compensation expense included in reported net loss, net of tax	-
Deduct: Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	(1,147)

Pro forma net loss	$(44,323)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

6.	Other Expense (Income), net

	Successor	Predecessor
	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005
Restruturing and impairment charges	$1,200	$46	$6,787	$27,278
Amortization of intangibles/other assets	16,579	1,911	7,415	4,814
Merger-related costs	-	49,129	-	(101)
Extinguishment gain on Senior Subordinated Notes	(5,670)	-	-	-
Royalty expense (income), net and other	(81)	(44)	(16)	(155)

Total other expense	$12,028	$51,042	$14,186	$31,836

Restructuring charges. As described in Note 4, the Predecessor incurred costs and asset write-downs in connection with the shutdown of the Omaha, Nebraska and Erie, Pennsylvania facilities, the shutdown of a bagel production line in Mattoon, Illinois and certain intangible assets. The Successor recorded a $1.2 million impairment for the Open Pit tradename.

Merger-related costs. As discussed in Note 1, the Predecessor incurred certain costs immediately before the Blackstone Transaction. The costs included $35.5 million related to the cash tender offer for the 8.25% Senior Subordinated Notes, $12.9 million related to the termination of certain contracts, and $0.7 million related to payroll taxes for a total of $49.1 million.

Extinguishment gain on Senior Subordinated Notes. In December of 2007, the company repurchased $51.0 million of its 10.625% Senior Subordinated Notes at a discounted price of $44.2 million. The gain on the bond extinguishment, after giving consideration to the acceleration of $1.1 million of deferred financing cost amortization associated with the notes repurchased, was $5.7 million.

7.	Balance Sheet Information

Accounts Receivable. Customer accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for cash discounts, returns and bad debts is our best estimate of the amount of uncollectible amounts in our existing accounts receivable. The Company determines the allowance based on historical discounts taken and write-off experience. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance when the Company concludes it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to our customers. Accounts receivable are as follows:

	Successor	Predecessor
	December 30, 2007	December 31, 2006
Customers	$96,155	$87,796
Allowances for cash discounts, bad debts and returns	(4,028)	(4,006)

	92,127	83,790
Other	7,862	1,793

Total	$99,989	$85,583

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

Following are the changes in the allowance for cash discounts, bad debts, and returns:

	Beginning Balance	Additions	Deductions	Ending Balance
Successor
39 weeks ended December 30, 2007	$4,763	$28,027	$(28,762)	$4,028
Predecessor
13 weeks ended April 2, 2007	$4,006	$10,473	$(9,716)	$4,763
Fiscal year ended December 31, 2006	5,772	38,520	(40,286)	4,006
Fiscal year ended December 25, 2005	6,320	34,188	(34,736)	5,772

Inventories. Inventories are as follows:

	Successor	Predecessor
	December 30, 2007	December 31, 2006
Raw materials, containers and supplies	$43,605	$34,829
Finished product	124,831	146,206

	168,436	181,035
Reserves	(1,846)	(2,735)

Total	$166,590	$178,300

Reserves represent amounts necessary to adjust the carrying value of inventories to the lower of cost or net realizable value, including any costs to sell or dispose.

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

In the second quarter of 2007, in connection with the Blackstone Transaction, inventories were required to be valued at fair value, which the Company has estimated at $40.2 million higher than the Predecessor’s historical manufacturing cost. As of December 30, 2007, the entire $40.2 million has been charged to cost of products sold.

Following are the changes in the inventory reserve:

	Beginning Balance	Additions	Deductions	Ending Balance
Successor
39 weeks ended December 30, 2007	$2,009	$1,341	$(1,504)	$1,846
Predecessor
13 weeks ended April 2, 2007	$2,735	$546	$(1,272)	$2,009
Fiscal year ended December 31, 2006	7,190	3,778	(8,233)	2,735
Fiscal year ended December 25, 2005	16,624	2,853	(12,287)	7,190

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

Plant Assets. Plant assets are as follows:

	Successor	Predecessor
	December 30, 2007	December 31, 2006
Land	$8,192	$12,963
Buildings	78,994	81,973
Machinery and equipment	202,934	243,420
Projects in progress	10,399	11,081

	300,519	349,437
Accumulated depreciation	(29,044)	(96,050)

Total	$271,475	$253,387

Depreciation of the Predecessor was $8,252 for the 13 weeks ended April 2, 2007, $34,772 during fiscal 2006, $34,274 during fiscal 2005. Depreciation of the Successor was $29,092 during the 39 weeks ended December 30, 2007.

Accounts Payable. Accounts payable are as follows:

	Successor	Predecessor
	December 30, 2007	December 31, 2006
Trade payables	$63,976	$56,635
Book overdrafts	-	908

Total	$63,976	$57,543

Book overdrafts represent outstanding checks in excess of funds on deposit.

Accrued Liabilities. Accrued liabilities are as follows:

	Successor	Predecessor
	December 30, 2007	December 31, 2006
Employee compensation and benefits	$32,713	$31,501
Excess leverage fee (see Note 13)	20,110	20,110
Consumer coupons	1,904	4,186
Interest payable	37,698	11,968
Accrued restructuring charges	119	837
Accrued pension, current portion	-	650
Other	16,722	11,996

Total	$109,266	$81,248

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

8.	Goodwill, Tradenames and Other Assets

Goodwill by segment is as follows:

	Frozen Foods	Dry Foods	Total
Predecessor
Balance, December 25, 2005	$67,713	$291,800	$359,513
Armour Acquisiton		43,767	43,767
Settlement of pre-acquisition liabilities	(46)	(1,073)	(1,119)

Balance, December 31, 2006	$67,667	$334,494	$402,161

Adoption of FIN 48		1,070	1,070

Balance, April 2, 2007	$67,667	$335,564	$403,231

Successor
Blackstone Transaction allocation of purchase price	$344,112	$652,434	$996,546
Settlement of pre-acquisition liabilities	(452)	(676)	(1,128)

Balance, December 30, 2007	$343,660	$651,758	$995,418

SFAS No. 141 “Business Combinations” requires all business combinations be accounted for using the purchase method of accounting. SFAS No. 142, “Goodwill and Other Intangible Assets,” provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate.

The acquisition of the Armour business in fiscal 2006 was accounted for in accordance with SFAS No. 141 and resulted in $43,767 of goodwill for the Predecessor which was all allocated to the dry foods segment and is not subject to amortization. Certain liabilities which were accrued for as part of the Pinnacle Transaction and the Aurora Merger were settled at less than their accrued amounts. These settlements resulted in adjustments totaling $1,119 which reduced goodwill

As discussed in Note 11, the application of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of Statement of Financial Accounting Standards (“SFAS”) Statement No. 109” (“FIN 48”), and the expiration of certain statutes of limitation relating to certain tax returns for prior years during the 13 weeks ended April 2, 2007 resulted in a $1,070 increase to goodwill for the Predecessor.

The Blackstone Transaction was accounted for in accordance of SFAS No. 141 and resulted in $996,546 in goodwill for the Successor of which $652,434 was allocated to Dry Foods and $344,112 was allocated to Frozen Foods.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

Tradenames

Tradenames by segment is as follows:

	Frozen Foods	Dry Foods	Total
Predecessor
Balance, December 25, 2005	$231,542	$529,740	$761,282

Armour acquisition	-	39,000	39,000
Impairment	(2,700)	-	(2,700)

Balance, December 31, 2006	$228,842	$568,740	$797,582

Balance, April 2, 2007	$228,842	$568,740	$797,582

Successor
Blackstone transaction allocation of purchase price	242,380	684,032	926,412
Impairment		(1,200)	(1,200)

Balance, December 30, 2007	$242,380	$682,832	$925,212

In fiscal 2006, the allocation of the Armour Business purchase price resulted in indefinite lived tradename intangible assets of $39,000, all of which is recorded in the dry foods segment of the Predecessor.

In the fourth quarter of 2006, the Company reassessed the long-term growth rate of sales of the products under the Aunt Jemima brand. Due to increased competition, management reduced the expected future growth rates and as a result, recorded an impairment of the tradename asset in the amount of $2,700. The charge is recorded in the Other expense (income), net line item on the Consolidated Statements of Operations and is reported in the frozen foods segment of the Predecessor.

For the Successor, the allocation of the Blackstone Transaction purchase price resulted in indefinite lived tradename intangible assets of $926,412, of which $242,380 has been allocated to the frozen food segment and $684,032 has been allocated to the dry foods segment.

In 2007, the Company experienced declines in sales of its Open Pit branded products. Upon reassessing the long term growth rates, the Company recorded an impairment of the tradename asset in the amount of $1,200. The charge is recorded in the Other expense (income), net line on the Consolidated Statements of Operations and is reported in the dry foods segment.

Other Assets

	Successor	Predecessor
	December 30, 2007	December 31, 2006
Amortizable intangibles, net of accumulated amortization of $16,579 and $15,683 , respectively	$158,892	$30,348
Deferred financing costs, net of accumulated amortization of $8,889 and $18,405, respectively	30,974	26,049
Foreign Currency Swap (See Note 12)	347	-

Total	$190,213	$56,397

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

The change in the book value of the amortizable intangible assets, net is as follows:

	Predecessor

	December 25, 2005	Acquisition	Amortization	December 31, 2006	Amortization	April 2, 2007
Dry foods	$5,333	$25,000	$(5,120)	$25,213	$(1,337)	$23,876
Frozen foods	7,430	-	(2,295)	5,135	(574)	4,561

Total	$12,763	$25,000	$(7,415)	$30,348	$(1,911)	$28,437

	Successor
	Blackstone Transaction	Amortization	December 30, 2007
Dry foods	$78,264	$(6,644)	$71,620
Frozen foods	97,207	(9,935)	87,272

Total	$175,471	$(16,579)	$158,892

In fiscal 2006, the allocation of the Armour Business purchase price result in $25,000 of amortizable intangible assets for the Predecessor; $20,000 was allocated to private label customer relationships with a life of seven years and $5,000 was allocated to recipes with a life of five years. In addition, the remaining amortizable intangible assets relate primarily to recipes acquired in the Aurora Merger, were assigned a five year estimated useful life for amortization purposes.

In fiscal 2007, The Blackstone Transaction was accounted for in accordance of SFAS No. 141, “Business Combinations,” and resulted in $175,471 in amortizable intangibles for the Successor; $52,810 was allocated to recipes with a life of ten years and $122,661 was allocated to customer relationships with useful lives ranging between 7 and 40 years.

Estimated amortization expense for each of the next five years and thereafter is as follows: 2008 - $19,183, 2009 - $16,088, 2010 - $12,917, 2011 - $12,749, 2012 - $12,589 and thereafter - $85,366.

Deferred financing costs relate to the Company’s senior secured credit facilities, senior notes and senior subordinated notes. Amortization for the Predecessor was $1,977, $7,424 and $6,334 for the 13 weeks ending April 2, 2007, fiscal 2006 and fiscal 2005, respectively. Amortization for the Successor was $7,758 for the 39 weeks ending December 30, 2007. In addition, the Successor accelerated amortization of $1,131 related to the $51 million of senior subordinated notes repurchased in December 2007.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

9.	Debt and Interest Expense

	Successor	Predecessor
	December 30, 2007	December 31, 2006
Notes payable
Successor
- Other	$1,370
Predecessor
- Other		$210

Total notes payable	$1,370	$210

Long-term debt
Successor
- Senior secured credit facility - term loan	$1,243,750
- 9.25% Senior notes	325,000
- 10.625% Senior subordinated notes	199,000
- Capital lease obligations	1,051
Predecessor
- Senior secured credit facility - term loan		$521,187
- 8 1/4% Senior subordinated notes		394,000
- Plus: unamortized premium on senior subordinated notes		5,360
- Capital lease obligations		206

	1,768,801	920,753
Less: current portion of long-term obligations	12,736	123

Total long-term debt	$1,756,065	$920,630

Interest expense	Successor	Predecessor
	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005

Third party interest expense	$125,600	$38,654	$85,035	$75,498
Related party interest expense	1,463	9	693	295
Interest rate swap (gains) losses (Note 12)	(2,559)	416	887	(4,689)

	$124,504	$39,079	$86,615	$71,104

Predecessor- In November 2003, the Predecessor entered into a $675.0 million Credit Agreement (“Predecessor Senior Secured Credit Facilities”) with JPMorgan Chase Bank (a related party of JPMorgan Partners, LLC as noted in Note 14) and other financial institutions as lenders, which provided for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available on November 25, 2003 and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Merger on March 19, 2004. Concurrently with the acquisition of the Armour Business but effective as of February 14, 2006, the Company entered into an Amendment No. 4 and Agreement to the Predecessor Senior Secured Credit Facilities (“Amendment No. 4”). Among other things, Amendment No. 4 approved the Armour acquisition and provided for the making of $143.0 million of additional tack-on term loans to fund a portion of the acquisition. The Predecessor Senior Secured Credit Facilities also provided for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available on November 25, 2003, and the remaining $65.0 million was made available on the closing date of the Aurora Merger on March 19, 2004. There were no borrowings outstanding under the revolver as of December 31, 2006.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

As of December 31, 2006, $2,748 of the term loan was owed to affiliates of JPMorgan Chase Bank.

A commitment fee of 0.50% per annum was applied to the unused portion of the revolving credit facility. There were no borrowings under the revolving credit facility during 2007 for the Predecessor. For the 13 weeks ended April 2, 2007, the weighted average interest rate on the term loan was 7.36%. For fiscal 2006, the weighted average interest rate on the term loan was 7.61%. As of December 31, 2006, the Eurodollar interest rate on the term loan facility was 7.37%, and the commitment fee on the revolving credit facility was 0.50%. There were no borrowings under the revolving credit facility throughout fiscal 2006.

The Company paid a commission on the face amount of all outstanding letters of credit drawn under the Predecessor Senior Secured Credit Facilities at a per annum rate equal to the Applicable Margin then in effect with respect to Eurodollar loans under the revolving credit loan facility minus the fronting fee (as defined). A fronting fee equal to 1/4% per annum on the face amount of each letter of credit is payable quarterly in arrears to the issuing lender for its own account. The Predecessor also paid a per annum fee equal to 1/2% on the undrawn portion of the commitments in respect of the revolving credit facility. Total letters of credit issuable under the facilities could not exceed $40,000. As of December 31, 2006, we had utilized $9,222 of the revolving credit facility for letters of credit. Of the $130,000 revolving credit facility available, as of December 31, 2006, we had an unused balance of $120,778, available for future borrowings and letters of credit, of which a maximum of $30,778 may have been used for letters of credit.

In connection with the Blackstone Transaction described in Note 1, the Predecessor Senior Secured Credit Facilities were paid in full.

In November 2003 and February 2004, the Company issued $200.0 million and $194.0 million, respectively, 8.25% senior subordinated notes. The February 2004 notes resulted in gross proceeds of $201.0 million, including premium. The terms of the February 2004 notes were the same as the November 2003 notes and were issued under the same indenture.

On March 8, 2007, the Predecessor commenced a cash tender offer to purchase any and all of the outstanding 8.25% Senior Subordinated Notes due 2013 of the Predecessor (the “Predecessor Notes”), and a related consent solicitation to amend the indenture pursuant to which the Predecessor Notes were issued. The tender offer and consent solicitation were made in connection with the Blackstone Transaction. The tender offer and consent solicitation were made upon the terms and conditions set forth in an Offer to Purchase and Consent Solicitation Statement dated March 8, 2007 and the related Consent and Letter of Transmittal. The total cost of the cash tender offer for the Predecessor Notes was $35.5 million and was recorded as a charge in the Other expense (income), net line of the Consolidated Statement of Operations of the Predecessor immediately before the Blackstone Transaction.

Successor - As part of the Blackstone Transaction as described in Note 1, Peak Finance LLC entered into a $1,375.0 million credit agreement (the “Credit Agreement”) in the form of (i) Term Loans in an initial aggregate amount of $1,250.0 million (the “Senior Secured Credit Facility”) and (ii) Revolving Credit Commitments in the initial aggregate amount of $125.0 million (the “Revolving Credit Facility”). The term loan matures April 2, 2014. The first scheduled payment for the term loan was $3,125 in September 2007. The Revolving Credit Facility matures April 2, 2013. As of December 30, 2007, there were no borrowings under the Revolving Credit Facility. Peak Finance LLC merged with and into PFF on April 2, 2007 at the closing of the Blackstone Transaction.

As of December 30, 2007, $29,850 of the term loan was owed to affiliates of the Blackstone Group.

The Company’s borrowings under the Senior Secured Credit Facility bear interest at a floating rate and are maintained as base rate loans or as Eurodollar loans. Base rate loans bear interest at the base rate plus the applicable base rate margin, as defined in the Senior Secured Credit Facility. The base rate is defined as the higher of (i) the prime rate and (ii) the Federal Reserve reported overnight funds rate plus 1/2 of 1%. Eurodollar loans bear interest at the adjusted Eurodollar rate, as described in the Senior Secured Credit Facility, plus the applicable Eurodollar rate margin.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

The applicable margins with respect to our Senior Secured Credit Facility will vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on the Company’s leverage ratio as defined in the Credit Agreement. The applicable margins with respect to the Senior Secured Credit Facility are currently:

Applicable Rate (per annum)
Eurocurrency Rate for Revolving Loans and Letter of Credit Fees	Base Rate for Revolving Loans	Commitment Fees Rate	Eurocurrency Rate for Term Loans	Base Rate for Term Loans
2.75%	1.75%	0.50%	2.75%	1.75%

The obligations under the Credit Agreement are unconditionally and irrevocably guaranteed by each of the Company’s direct or indirect domestic subsidiaries (collectively, the “Guarantors”). In addition, the Credit Agreement is collateralized by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, each direct or indirect domestic subsidiary of the Company and 65% of the capital stock of, or other equity interests in, each direct foreign subsidiary of the Company, or any of its domestic subsidiaries and (ii) certain tangible and intangible assets of the Company and the Guarantors (subject to certain exceptions and qualifications).

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility. For the fiscal year ended December 30, 2007, the weighted average interest rate on the term loan was 8.05%. For the fiscal year ended December 30, 2007, the weighted average interest rate on the Revolving Credit Facility was 8.09%. As of December 30, 2007, the Eurodollar interest rate on the term loan facility was 7.94%. There were no borrowings under the revolving credit agreement at December 30, 2007.

The Company pays a fee for all outstanding letters of credit drawn against our Revolving Credit Facility at an annual rate equivalent to the Applicable Rate then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility agreement cannot exceed $25,000. As of December 30, 2007, the Company utilized $9,757 of the Revolving Credit Facility for letters of credit. Of the $125,000 revolving credit facility available, the Company had an unused balance of $115,243 available for future borrowing and letters of credit, of which $15,243 can be used for letters of credit.

The term loan matures in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the term loan outstanding as of December 30, 2007 are $12.5 million in 2008, $12.5 million in 2009, $12.5 million in 2010, $12.5 million in 2011, $12.5 million in 2012 and $1,181.25 million thereafter.

On April 2, 2007, as part of the Blackstone Transaction described in Note 1, the Company issued $325.0 million 9.25% Senior Notes (the “Senior Notes”) due 2015, and $250.0 million 10.625% Senior Subordinated Notes (the “Senior Subordinated Notes”) due 2017. The Senior Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior secured indebtedness of the Company and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries. The Senior Subordinated Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries. See Note 17 for Guarantor and Nonguarantor Financial Statements.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

The Company may redeem some or all of the Senior Notes at any time prior to April 1, 2011, and some or all of the Senior Subordinated Notes at any time prior to April 1, 2012, in each case at a price equal to 100% of the principal amount of notes redeemed plus the Applicable Premium as of, and accrued and unpaid interest to, the redemption date subject to the right of Holders of record on the relevant record date to receive interest due on the relevant interest payment date. The “Applicable Premium” is defined as the greater of (1) 1.0% of the principal amount of such note and (2) the excess, if any, of (a) the present value at such Redemption Date of (i) the redemption price of such Senior Note at April 1, 2011 or Senior Subordinated Note at April 1, 2012, plus (ii) all required interest payments due on such Senior Note through April 1, 2011 or Senior Subordinated Note through April 1, 2012 (excluding accrued but unpaid interest to the Redemption Date), computed using a discount rate equal to the Treasury Rate plus 50 basis points over (b) the principal amount of such note.

The Company may redeem the Senior Notes or the Senior Subordinated Notes at the redemption prices listed below, if redeemed during the twelve-month period beginning on April of each of the years indicated below:

Senior Notes
Year	Percentage
2011	104.625%
2012	102.313%
2013 and thereafter	100.000%

Senior Subordinated Notes
Year	Percentage
2012	105.313%
2013	103.542%
2014	101.771%
2015 and thereafter	100.000%

In addition, until April 1, 2010, the Company may redeem up to 35% of the aggregate principal amount of Senior Notes or Senior Subordinated Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus a premium equal to the rate per annum on the Senior Notes or Senior Subordinated Notes, as the case may be, plus accrued and unpaid interest and Additional Interest, if any, to the Redemption Date, subject to the right of Holders of Senior Notes or Senior Subordinated Notes of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds received by us from one or more equity offerings; provided that (i) at least 50% of the aggregate principal amount of Senior Notes or Senior Subordinated Notes, as the case may be, originally issued under the Indenture remains outstanding immediately after the occurrence of each such redemption and (ii) each such redemption occurs within 90 days of the date of closing of each such equity offering.

In December 2007, the Company repurchased $51.0 million in aggregate principal amount of the 10.625% Senior Subordinated Notes at a discount price of $44.2 million. We currently have outstanding $199.0 million in aggregate principal amount of senior subordinated notes. After giving consideration to the acceleration of $1.1 million in deferred financing cost amortization associated with the notes repurchased, the Company recorded a gain on the extinguishment of the Senior Subordinated Notes of $5.7 million (see Note 6).

As market conditions warrant, the Company and its subsidiaries, affiliates or significant shareholders (including The Blackstone Group L.P. and its affiliates) may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

10.	Pension and Retirement Plans

As of December 30, 2007, the Company maintains a noncontributory defined benefit pension plan that covers substantially all eligible union employees and provides benefits generally based on years of service and employees’ compensation. The Company’s pension plan is funded in conformity with the funding requirements of applicable government regulations. In fiscal 2006 and fiscal 2005, the Company was not required to make contributions to its pension plan. The Company made contributions totaling $1.1 million in fiscal 2007 to the pension plan. In fiscal 2008, the Company expects to make contributions of $2.5 million.

The Company maintains a postretirement benefits plan that provides health care and life insurance benefits to eligible retirees, covers certain U.S. employees and their dependents and is self-funded. Employees who have 10 years of service after the age of 45 and retire are eligible to participate in the postretirement benefit plan. Effective March 19, 2004 and in connection with the acquisition of Aurora, liabilities were assumed related to eight retired employees (“Aurora Retirees”). Upon amendments that became effective on May 23, 2004, the Company’s net out-of-pocket costs for postretirement health care benefits was substantially reduced as cost sharing for retired employees, excluding the Aurora Retirees, was increased to 100%.

In connection with the acquisition of the Armour Business on March 1, 2006, hourly employees covered under the union collective bargaining agreement were added to the noncontributory defined benefit pension plan. The liability related to the service period up to the date of acquisition was retained by The Dial Corporation. Additionally, the Company assumed the liability for postretirement health care and life insurance related to certain hourly employees covered under the union collective bargaining agreement for the Armour Business. The collective bargaining agreement between the Company and the United Food & Commercial Workers Union (the “UFCW”) at the Ft. Madison, Iowa production facility was renewed. Under the new collective bargaining agreement, post retirement health benefits were eliminated As such the company recorded a curtailment gain of $9.2 million.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs and a federal subsidy to sponsors of certain retiree medical plans. The Company expects that this legislation may eventually reduce the costs for some of these programs. However, due to the relative small number of participants, the impact of this legislation did not have a material impact on the consolidated financial statements.

The Company uses a measurement date for the pension and postretirement benefits plan that coincides with its year end.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, (“SFAS No. 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in accumulated other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS No. 158 provides recognition and disclosure elements to be effective for fiscal years ending after December 15, 2007 and measurement elements to be effective for fiscal years ending after December 15, 2008. Effective with the Blackstone Transaction, the Company adopted the recognition and disclosure elements of SFAS No. 158.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

	Pension Benefits
	Successor	Predecessor
	39 weeks ended December, 2007	13 weeks ended April 2, 2007	Fiscal 2006
Change in Benefit Obligation
Net benefit obligation at beginning of the period	$66,567	$65,076	$66,454
Acquisitions		-	-
Service cost	1,489	472	2,178
Interest cost	2,940	980	3,596
Actuarial (gain) loss	(4,650)	946	(3,445)
Gross benefits paid	(2,957)	(907)	(3,707)

Net benefit obligation at end of the period	63,389	66,567	65,076

Change in Plan Assets
Fair value of plan assets at beginning of the period	55,058	55,253	53,208
Employer contributions	1,140	-	-
Actual return on plan assets	2,789	712	5,752
Gross benefits paid	(2,957)	(907)	(3,707)

Fair value of plan assets at end of the period	56,030	55,058	55,253

Funded status at end of the year	(7,359)	(11,509)	(9,823)
Unrecognized net actuarial loss	-	5,218	3,892
Amount included in accumulated other comprehensive income (loss)	-	(37)	(37)

Net amount recognized at end of the period	$(7,359)	$(6,328)	$(5,968)

Amounts recognized in the Consolidated Balance Sheet
Accrued pension benefits	$(7,359)	$(5,678)	$(5,318)
Accrued pension benefits (part of Accrued Liabilities)	-	(650)	(650)

Net amount recognized at end of the period	$(7,359)	$(6,328)	$(5,968)

Weighted average assumptions
Discount rate	6.48%	6.00%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.50%	3.50%	3.50%
Projected benefit obligation	$63,389	$66,567	$65,076
Accumulated benefit obligation	60,320	63,163	61,222
Fair value of plan assets	56,030	55,058	55,253
Additional information
(Decrease) increase in minimum liability included in other comprehensive income (loss)	NA	$-	$(3,981)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

	Other Postretirement Benefits
	Successor	Predecessor
	39 weeks ended December, 2007	13 weeks ended April 2, 2007	Fiscal 2006
Change in Benefit Obligation
Net benefit obligation at beginning of the period	$9,305	$8,928	$1,237
Acquisitions	-	-	7,256
Service cost	728	246	837
Interest cost	371	132	398
Curtailment Gain	(9,145)	-	-
Actuarial gain	(196)	-	(793)
Gross benefits paid	(16)	(1)	(7)

Net benefit obligation at end of the period	1,047	9,305	8,928

Change in Plan Assets
Fair value of plan assets at beginning of the period	-	-	-
Employer contributions	16	1	7
Actual return on plan assets	-	-	-
Gross benefits paid	(16)	(1)	(7)

Fair value of plan assets at end of the period	-	-	-

Funded status at end of the year	(1,047)	(9,305)	(8,928)
Unrecognized net actuarial gain	-	(558)	(558)
Unamortized prior service credit	-	(1,220)	(1,304)

Net amount recognized at end of the period	$(1,047)	$(11,083)	$(10,790)

Amounts recognized in the Consolidated Balance Sheet
Accrued other postretirement benefits	$(1,047)	$(11,083)	$(10,790)

Net amount recognized at end of the period	$(1,047)	$(11,083)	$(10,790)

Weighted average assumptions
Discount rate	6.48%	6.00%	6.00%

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

The following represents the components of net periodic benefit costs and the sensitivity of retiree welfare benefits:

Pension Benefits	Successor	Predecessor
	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005
Service cost	$1,489	$472	$2,178	$1,488
Interest cost	2,940	980	3,596	3,314
Expected return on assets	(3,248)	(1,092)	(4,201)	(4,207)
Recognized net acturial loss	-	-	122	-

Net periodic benefit cost	$1,181	$360	$1,695	$595

Weighted average assumptions:
Discount rate	6.00%	6.00%	5.50%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	3.50%	3.50%	3.63%	3.75%

Other postretirement benefits	Successor	Predecessor
	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005
Service cost	$728	$246	$837	$12
Interest cost	371	132	398	65
Recognized net actuarial loss		-	-	5
Amortization of:
Unrecognized prior service credit	-	(84)	(338)	(338)
Curtailment	(9,145)	-	-	-

Net periodic benefit cost	$(8,046)	$294	$897	$(256)

Weighted average assumptions:
Discount rate	6.00%	6.00%	5.75%	5.75%
Expected return on plan assets	NA	NA	NA	NA
Rate of compensation increase	NA	NA	NA	NA

The discount rate used to calculate the present value of the projected benefit obligation is set based on long-term high quality bonds that match the expected benefit payments. The projected return of plan assets assumption is based on projected long-term market returns for the various asset classes in which the plans are invested, weighted by the target asset allocations. The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans.

The assumed health care trend rates used in determining other post-retirement benefits at December 30, 2007 are 9.0% gradually decreasing to 5.0%. The assumed health care trend rates used in determining other post-retirement benefits at April 2, 2007 are 8.0% gradually decreasing to 5.0%. The assumed health care trend rates used in determining other post-retirement benefits at December 31, 2006 are 9.0% gradually decreasing to 5.0%.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

	Successor	Predecessor
	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005
Other post retirement benefits
Sensitivity of retiree welfare benefits
Effect of a one percentage point increase in assumed health care cost trend
on total service and interest cost components	$3	$1	$118	$5
on postretirement benefit obligation	$70	$81	$1,968	$99
Effect of a one percentage point decrease in assumed health care cost trend
on total service and interest cost components	$(3)	$1	$(90)	$(4)
on postretirement benefit obligation	$(60)	$(69)	$(1,506)	$(83)

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 30, 2007 and December 31, 2006, by asset category, are as follows:

	December 30, 2007	December 31, 2006
Asset category
Equity securities	59%	61%
Debt securities	35%	34%
Cash	6%	5%

Total	100%	100%

The Company’s investment policy is to invest approximately 60% of plan assets in equity securities, 35% in fixed income securities, and 5% in cash or cash equivalents. Periodically, the plan assets are rebalanced to maintain these allocation percentages and the investment policy is reviewed. Within each investment category, assets are allocated to various investment styles. Professional managers manage all assets and a consultant is engaged to assist in evaluating these activities. The expected long-term rate of return on assets was determined by assessing the rates of return on each targeted asset class, return premiums generated by portfolio management and by comparison of rates utilized by other companies.

Cash Flows

Contributions.   The Company expects to contribute $2,488 to its pension plan and $73 to its other postretirement benefit plan during fiscal 2008.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

Estimated Future Benefit Payments.  The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
2008	$3,365	$73
2009	3,236	68
2010	3,060	61
2011	2,964	59
2012	2,878	62
2013-2017	15,122	343

Savings Plans.   Employees participate in a 401(k) plan. Pinnacle matches 50% of employee contributions up to five percent of compensation for union employees after one year of continuous service and six percent of compensation for salaried employees. Employer contributions made by the Company relating to this plan were $1,728 for the 39 weeks ended December 30, 2007, $790 for the 13 weeks ended April 2, 2007, $2,186 for fiscal 2006, $1,816 for fiscal 2005,

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

11.	Taxes on Earnings

The components of the provision (benefit) for income taxes are as follows:

PROVISION (BENEFIT) FOR INCOME TAXES

	Successor	Predecessor
	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005
Current
Federal	$104	$55	$339	$186
State	35	6	120	(266)
Non-U.S.	2,434	(169)	674	285

	2,573	(108)	1,133	205

Deferred
Federal	18,570	5,406	20,359	(1,448)
State	3,387	986	4,606	897
Non-U.S.	216	-	-	(80)

	22,173	6,392	24,965	(631)

Provision (benefit) for income taxes	$24,746	$6,284	$26,098	$(426)

(Loss) earnings before income taxes
United States	$(30,564)	$(59,967)	$58,419	$(44,007)
Non-U.S.	6,601	(398)	1,603	405

Total	$(23,963)	$(60,365)	$60,022	$(43,602)

The effective tax rate differs from the federal statutory income tax rate as explained below:
EFFECTIVE INCOME TAX RATE
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	-9.3%	-1.1%	4.1%	-0.9%
Tax effect resulting from international activities	-7.5%	0.0%	0.2%	-0.5%
Change in deferred tax valuation allowance	-117.9%	-53.3%	0.8%	-92.8%
Non-deductible expenses	-3.6%	9.1%	1.6%	62.1%
Other	0.0%	-0.1%	1.8%	-1.9%

Effective income tax rate	-103.3%	-10.4%	43.5%	1.0%

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

The components of deferred tax assets and liabilities are as follows:

DEFERRED TAX ASSETS AND LIABILITIES
	Successor	Predecessor
	December 30, 2007	December 31, 2006
Current
Accrued liabilities	17,975	17,116
Inventories	4,703	3,184
Benefits and compensation	8,292	3,346
Restructuring accruals	-	92
Other	-	1,425
Valuation allowance	(24,710)	(23,325)

	6,260	1,838

Non Current
Postretirement benefits	$3,454	$4,289
Accrued liabilities	1,177	-
Benefits and compensation	547	1,859
Net operating loss carryforwards	289,247	348,552
Federal & state tax credits	893	2,289
Alternative minimum tax	1,088	2,023
Hedging	9,587	-
Other intangible assets	(25,519)	40,592
Indefinite-lived intangible assets	(290,037)	(235,935)
Plant assets	(42,349)	(28,079)
Other	(511)	1,378
Valuation allowance	(244,144)	(374,675)

	(296,567)	(237,707)

Net deferred tax asset (liability)	$(290,307)	$(235,869)

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET
Current deferred tax assets	$6,260	$1,838
Non-current deferred tax liabilities	(296,567)	(237,707)

Net deferred tax asset (liability)	$(290,307)	$(235,869)

As described in Note 1, PFHC became a wholly owned subsidiary of Crunch Holding Corp.(“CHC”) on November 25, 2003. On March 19, 2004, PFHC was merged with and into Aurora, with Aurora surviving the Merger. The surviving company was renamed Pinnacle Foods Group Inc. (“PFGI’ or the “Predecessor”). On April 2, 2007, CHC, the parent to PFF (“the Company or Successor”), was acquired by Peak Holdings LLC (the “Blackstone Transaction”).

SFAS No. 109, “Accounting for Income Taxes”, requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, existing contracts or sales backlog that will result in future profits.

SFAS No. 109 further states that where there is negative evidence such as cumulative losses in recent years, concluding that a valuation allowance is not required is problematical. Therefore, cumulative losses weigh heavily in the overall assessment. Management has determined that it is not longer more likely than not that the Company would be able to realize the deferred tax assets of both the Predecessor and the Company. This conclusion was reached due to cumulative losses recognized by the Predecessor in preceding years. Management intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

In accordance with SFAS No. 109, deferred assets and liabilities have been recognized for the differences between the assigned values and the tax bases of the assets and liabilities recognized in a purchase business combination. As of the April 2, 2007 business combination date, the Company established a deferred tax liability of $268.0 million, net of valuation allowance of $236.0 million. Therefore, in accordance with SFAS No. 109, $236.0 million would be allocated as a reduction in goodwill upon subsequent recognition of the tax benefits associated with the deferred tax assets to which the valuation allowance applies. As of December 30, 2007, the remaining valuation allowance that would be allocated as a reduction in goodwill upon subsequent recognition is $224.5 million. The deferred tax liability relates to the book and tax basis differences for indefinite lived intangible assets consisting of primarily tradenames and goodwill.

The federal valuation allowance at December 30, 2007 is $229.5 million, and the state valuation allowance is $39.4 million. The Company may record a tax benefit to its provision in subsequent periods for the recognition of tax benefits for which deferred tax valuation allowance had been recorded subsequent to the aforementioned business combination.

CHC, the parent of the Company is a loss corporation as defined in Internal Revenue Code Section 382. As of December 30, 2007 CHC had a federal Net Operating Loss Carryover of $985.1 million of which $949.7 million existed as of the business combination date and is subject to various Section 382 limitations. Approximately $255.4 million of the carryover from the Aurora transaction exceeds the estimated Section 382 limitation. As noted below, in connection with the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) the Predecessor reduced its deferred tax assets for this limitation. Section 382 places an annual limitation on a CHC’s ability to utilize loss carryovers to reduce future taxable income. It is expected that CHC’s annual Section 382 limitation will approximate $15 to 18 million, which may increase or decrease pending resolution of certain tax matters. This annual limitation can affect the Company’s ability to utilize other tax attributes such as tax credit carryforwards.

CHC’s federal net operating losses have expiration periods from 2017 through 2027. CHC also has state tax net operating loss carryforwards which are also limited and vary in amount by jurisdiction. State net operating losses are approximately $527.8 million with expiration periods through 2027.

Following are the changes in the deferred tax valuation allowance:

	Beginning Balance	Additions	Acquisitions	Deductions	Ending Balance
Successor
39 weeks ended December 30, 2007	$331,858	$45,817	$(95,883)	$(12,935)	$268,857
Predecessor
13 weeks ended April 2, 2007	$398,000	$39,670	$-	$(105,812)	$331,858
Fiscal year ended December 31, 2006	385,868	2,307	10,592	(767)	398,000
Fiscal year ended December 25, 2005	338,361	55,544	-	(8,037)	385,868

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

Adoption of FIN 48

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes: An Interpretation of Statement of Financial Accounting Standards (“SFAS”) Statement No. 109”, on January 1, 2007. As a result of adoption, we recognized a charge of $260 to the January 1, 2007 retained earnings balance and $1,070 increase to goodwill related to the Pinnacle Transaction. As of January 1, 2007, after the implementation of FIN 48, the Company’s liability for unrecognized tax benefits was $2,280, excluding liabilities for interest and penalties. The amount, if recognized, that would impact the Predecessor’s effective tax rate was $261. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

Gross unrecognized tax benefit at January 1, 2007	$2,278
Increase (decrease) for tax positions related to prior periods	-
Increase (decrease) for tax positions related to the current period	-
Decrease related to settlement with tax authorities	-
Reductions due to lapse of applicable statute of limitations	-

Gross unrecognized tax benefit at April 2, 20007	$2,278
Increase (decrease) for tax positions related to prior periods	-
Increase (decrease) for tax positions related to the current period	-
Decrease related to settlement with tax authorities	-
Reductions due to lapse of applicable statute of limitations	(902)

Gross unrecognized tax benefit at December 30, 2007	$1,376

The Company’s liability for UTB as of December 30, 2007 is $1,376, reflecting a reduction of $902 resulting from the expiration of certain statutes of limitation. The amount, if recognized, that would impact the effective tax rate as of December 30, 2007 was $0. The entire amount of the liability for unrecognized tax benefits is classified as a long-term liability. Certain statutes of limitation may expire within the next twelve months that could cause a decrease in the UTB liability of approximately $1,026. The decrease, if realized, would be recorded as a decrease to goodwill.

The Company recognizes interest and penalties associated with uncertain tax positions as a component of the Provision for Income Taxes. The Company accrued interest of $410 and $364 as of January 1, 2007 and December 30, 2007, respectively. A reduction in accrued interest of $225 was recorded during 2007 as the result of the expiration of certain statutes of limitation. No penalties were accrued.

Upon adoption, the Company also recorded a reduction of $102 million to its non-current federal and state deferred tax assets resulting from the excess of Aurora’s net operating loss carryover over its estimated limitation under Internal Revenue Code Section 382. As the Company maintains a full valuation allowance against this deferred tax asset, the adjustment resulted in no impact on the Consolidated Balance Sheet or Consolidated Statement of Operations of the Company.

The Company files income tax returns with the U.S. federal government and various state and international jurisdictions. With few exceptions, the Company’s 1999 and subsequent federal and state tax years remain open by statute, principally relating to net operating loss carryovers. International jurisdictions remain open for 2001 and subsequent periods. The Company does not have any open examinations that would result in a material change to the Company’s liability for uncertain tax positions.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

12.	Financial Instruments

The Company may utilize derivative financial instruments to enhance its ability to manage risks, including interest rate, certain commodities and foreign currency, which exist as part of ongoing business operations. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instrument. The Company monitors the use of derivative financial instruments through regular communication with senior management and third party consultants as well as the utilization of written guidelines.

Interest Rate Risk

The Company relies primarily on bank borrowings to meet its funding requirements. The Company utilizes interest rate swap agreements or other derivative instruments to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. The Company will recognize the amounts that it pays or receives on hedges related to debt as an adjustment to interest expense.

Prior to the Blackstone Transaction, the Predecessor had entered into interest rate swap agreements with counterparties to effectively change a portion of the floating rate payments on its senior secured credit facilities into fixed rate payments. As of December 31, 2006, the Predecessor had two interest rate swaps in place with a net fair value at the time of a loss of $847, which was recorded as a long term liability ($1,882) and an other current asset ($1,035) in the Consolidated Balance Sheet. As of the date of the Blackstone Transaction, one swap agreement remained outstanding. The swap agreement had a fair value of $2,299 and it was recorded as a long term liability. The agreement was terminated subsequent to the Blackstone Transaction at a cost of $2,475.

After the Blackstone Transaction was completed, the Successor entered into a new interest rate swap agreement and an interest rate collar agreement.

In accordance with SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities”, the Company has designated the interest rate swap as a cash flow hedge of the risk of changes attributable to interest rate risk in the Company’s first previously unhedged LIBOR-indexed interest payments made each quarter until the maturity date of the swap that, in the aggregate for each period, are interest payments on an amount of debt principal corresponding to the outstanding swap notional amount of the Company’s then-existing LIBOR-based floating rate debt that reprices on and then closest following the second day of each January, April, July and October (the hedged transactions). The interest rate swap contains the following terms:

-	Notional amount: $976,250 amortizing to $63,651
-	Fixed rate: 4.958%
-	Index: 3 mo. USD-LIBOR-BBA
-	Effective Date: April 2, 2007
-	Maturity Date: April 2, 2012

In accordance with SFAS No. 133, the interest rate collar has also been designated as a cash flow hedge of the changes in the forecasted floating-rate interest payments attributable to changes in 3-month USD-LIBOR-BBA above 5.50% and below 4.39% (the “strike rates”) on the first previously unhedged 3-month USD-LIBOR-BBA interest payments on the Company’s then-existing 3-month USD-LIBOR-BBA-based debt having a principal amount corresponding to the outstanding notional amount of the collar that resets on the second day of each January, April, July and October until the maturity date of the collar. The collar has an effective date of April 2, 2008 and a maturity date of April 2, 2012. Should 3-month USD-LIBOR-BBA fall below 4.39% on a rate reset date during the period from April 2, 2008 to April 2, 2012, the Company will pay the Counterparty the amount equal to the outstanding notional amount of the collar multiplied by a spread [equalling 4.39% minus 3-month USD-LIBOR-BBA] multiplied by the number of days in the period divided by 360. Should 3-month USD-LIBOR-BBA rise above 5.50% on a rate reset date during the period from April 2, 2008 to April 2, 2012, the Counterparty will pay the Company the amount equal to the outstanding notional amount on the collar multiplied by a spread [equalling 3-month USD-LIBOR-BBA minus 5.50%] multiplied by the number of days in the period divided by 360.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

As of December 30, 2007, the fair value of the interest rate swap contract was a loss of $24,135. The unfavorable position is recorded in the Other long-term liabilities line on the Consolidated Balance Sheet with the offsetting loss recorded as a component of Accumulated other comprehensive (loss) income.

Gains and losses on the interest rate swaps, which were recorded as either adjustment to interest expense on the Consolidated Statement of Operations or as an adjustment to Other Comprehensive Income (loss) on the Consolidated Balance Sheets, are detailed below:

Interest Rate Swaps	Successor	Predecessor
	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005
Non-cash gain (loss)	$2,299	$(1,452)	$(3,269)	$(1,334)
Gain (loss) realized in cash	260	1,036	2,382	6,023

Net gain (loss) recorded in interest expense	$2,559	$(416)	$(887)	$4,689

Non-cash (loss) recorded in other comprehensive (loss) income	$(24,135)	$-	$-	$-

Commodity Risk

The Predecessor had entered into various natural gas swap transactions with JP Morgan Chase Bank (a related party of the Predecessor) to lower the Company’s exposure to the price of natural gas. At December 31, 2006, the fair value of the gas swap was a loss of $160 and was recorded in accrued liabilities. At the time of the Blackstone Transaction, the fair value of the gas swaps was a gain of $45 and was recorded in other current assets. The related offset is recorded as a gain or loss and is recognized as an adjustment to cost of products sold.

After the Blackstone Transaction was completed, the Successor entered into new natural gas swap transactions to lower the Company’s exposure to the price of natural gas. As of December 30, 2007, the trades in effect mature in June 2008 and had various notional quantities of MMBTU’s per month. The Company paid a fixed price ranging from $7.24 to $7.97 per MMBTU, with settlements monthly. As of December 30, 2007, the fair value of the natural gas swaps was a loss of $77, and is recorded in accrued liabilities. Losses for the fiscal year ended December 30, 2007, recorded as a component of cost of products sold, were $431.

Neither the Predecessor nor the Successor swap contracts were designated as hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Gains and losses on the natural gas swaps, which were recorded as a component of cost of products sold in the Consolidated Statement of Operations, are detailed below:

Natural Gas Swaps	Successor	Predecessor
	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005
Non-cash (loss) gain	$(123)	$205	$(168)	$(86)
(Loss) gain realized in cash	(308)	(84)	(1,207)	902

Net (loss) gain on natural gas swaps	$(431)	$121	$(1,375)	$816

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

Foreign Exchange Risk

The Predecessor entered into various foreign currency exchange transactions to lower the Company’s exposure to the exchange rate between the U.S. dollar and the Canadian dollar with JP Morgan (a related party at the time). Each agreement was based upon a notional amount in Canadian dollars, which was expected to approximate a portion of the amount of the Company’s Canadian subsidiary’s U.S. dollar-denominated purchases for the month. There were no outstanding contracts as of December 31, 2006 or the date of the Blackstone Transaction.

The Successor entered into various types of foreign currency contracts to lower the Company’s exposure to the exchange rate between the U.S. dollar and the Canadian dollar with two vendors: Lehman Brothers and the Union Bank of California. Each agreement was based upon a notional amount in Canadian dollars, which is expected to approximate a portion of the amount of the Company’s Canadian subsidiary’s U.S. dollar-denominated purchases for the month.

The contracts with Lehman Brothers were entered into in April 2007 and were not designated as hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The trades outstanding as of December 30, 2007 run through December 2008. As of December 30, 2007, the fair value of the Lehman foreign currency exchange contracts was a loss of $2,353 which is recorded in Accrued liabilities in the Consolidated Balance Sheet. The offsetting loss was recorded as an adjustment to cost of products sold.

Contracts with the Union Bank of California were entered into in October 2007 and, in accordance with SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities”, were designated as a cash flow hedge. SFAS No. 133 states that foreign currency risk associated with these transactions can be designated as a hedge since (1) they are in a currency (CAD) other than the Company’s functional currency (USD), (2) they have a high probability of occurring since the contract values approximate a portion of the amount of the Company’s Canadian subsidiary’s U.S. dollar-denominated purchases for the month and (3) the foreign currency risk associated with these transactions affects consolidated earnings. The exchange rate swap contracts contains the following terms:

-	Notional amounts: $1,000 - $1,750 CAD.
-	CAD to USD Exchange Rates: .966 - .971
-	Maturity Dates: Feb 2008 – Dec 2009

As of December 30, 2007, the fair value of the Union Bank of California foreign currency swap contracts was a gain of $752, of which $406 is recorded in Other current assets and $347 is recorded in Other assets, net on the Consolidated Balance Sheet. For the fiscal year ending December 30, 2007, a gain of $752 was recorded in Accumulated other comprehensive (loss) income ($752, net of income taxes).

Gains and losses on the foreign currency exchange swaps, which were recorded as either an adjustment to cost of products sold on the Consolidated Statement of Operations, or as an adjustment to other comprehensive income on the Consolidated Balance Sheets, are detailed below.

Foreign Currency Exchange Contracts	Successor	Predecessor
	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005
Non-cash (loss) gain	$(2,353)	$-	$280	$(280)
(Loss) realized in cash	(2,840)	-	(557)	(66)

Net (loss) recorded in cost of products sold	$(5,193)	$-	$(277)	$(346)

Non-cash gain recorded in other comprehensive (loss) income	$752	$-	$-	$-

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

Other

The Company utilizes irrevocable standby letters of credit with one-year renewable terms to satisfy workers’ compensation self-insurance security deposit requirements. At December 31, 2006, the Predecessor’s contract value of the outstanding standby letters of credit was $7,846, which approximated fair value. The Predecessor also utilized letters of credit in connection with the purchase of raw materials in the amount of $1,376 as of December 31, 2006, which approximated fair value. At December 30, 2007, the Successor’s contract value of the outstanding standby letters of credit to satisfy workers’ compensation self-insurance security deposits was $9,483, which approximates fair value. As of December 30, 2007, the Successor also utilized letters of credit in connection with the purchase of raw materials in the amount of $274, which approximates fair value.

The Company is exposed to credit loss in the event of non-performance by the other parties to derivative financial instruments. All counterparties are at least “A-” rated or equivalent by Standard & Poor’s and Moody’s. Accordingly, the Company does not anticipate non-performance by the counterparties.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 30, 2007, is as follows:

	December 30, 2007
Issue	Recorded Amount	Fair Value

Senior Secured Credit Facilities - term loan	$1,243,750	$1,181,562
9.25% Senior Notes	325,000	293,313
10.625% Senior Subordinated Notes	199,000	169,150

	$1,767,750	$1,644,025

The fair value is based on the quoted market price for such notes and borrowing rates currently available to the Company for loans with similar terms and maturities.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

13.	Commitments and Contingencies

General

From time to time, the Company and its operations are parties to, or targets of, lawsuits, claims, investigations, and proceedings, which are being handled and defended in the ordinary course of business. Although the outcome of such items cannot be determined with certainty, the Company’s general counsel and management are of the opinion that the final outcome of these matters should not have a material effect on the Company’s financial condition, results of operations or cash flows.

Employee Litigation—Indemnification of US Cold Storage

On March 21, 2002, an employee at the Omaha, Nebraska facility, died as the result of an accident while operating a forklift at a Company-leased warehouse facility. OSHA conducted a full investigation and determined that the death was the result of an accident and found no violations by us. On March 18, 2004, the estate of the deceased filed suit in District Court of Sarpy County, Nebraska, Case No: CI 04-391, against us, the owner of the forklift and the leased warehouse, the manufacturer of the forklift and the distributor of the forklift. We, having been the deceased’s employer, were named as a defendant for worker’s compensation subrogation purposes only.

On May 18, 2004, we received notice from defendant, US Cold Storage, the owner of the leased warehouse, requesting that we accept the tender of defense for US Cold Storage in this case in accordance with the indemnification provision of the warehouse lease. The request has been submitted to our insurance carrier for evaluation, and we have been advised that the indemnification provision is not applicable in this matter and that we should have no liability under that provision. Therefore, we believe that resolution of such matters will not result in a material impact on our financial condition, results of operations or cash flows.

R2 appeal in Aurora bankruptcy

Prior to its bankruptcy filing, Aurora entered into an agreement with its pre-petition lending group compromising the amount of certain fees due under its senior bank facilities (the “October Amendment”). One of the members of the bank group (R2 Top Hat, Ltd.) challenged the enforceability of the October Amendment during Aurora’s bankruptcy by filing an adversary proceeding in U.S. Bankruptcy Court, District of Delaware, and by objecting to confirmation. The Bankruptcy Court rejected the lender’s argument and confirmed Aurora’s plan of reorganization. The lender then appealed from those orders of the Bankruptcy Court. In December 2006, the U.S. District Court for the District of Delaware filed its Memorandum and Order affirming both (a) the February 20, 2004 Order of the Bankruptcy Court confirming debtor’s First Amended Joint Reorganization Plan, and (b) the February 27, 2004 Order of the Bankruptcy Court granting debtor’s motion for summary judgment and dismissing the adversary proceeding. R2 Top Hat, Ltd. filed a Notice of Appeal to the 3rd Circuit Court of Appeals. On March 23, 2007, the Company and R2 Top Hat, Ltd. participated in court-ordered mediation. The settlement demand made by R2 Top Hat, Ltd. at the mediation was $7.5 million. The Company did not counter and no settlement was reached. On January 31, 2008, oral arguments were presented before the 3rd Circuit Court of Appeals. We are currently awaiting the judges’ decision. It is too early to predict the outcome of the appeals. Included in our accrued liabilities on our consolidated balance sheet is $20.1 million for this claim, which was assumed by us in the Aurora Merger.

State of Illinois v. City of St. Elmo and Aurora Foods Inc.

We are a defendant in an action filed by the State of Illinois regarding our St. Elmo facility. Prior to the Aurora Merger, the Illinois Attorney General filed a complaint in County Court, Fayette County, Illinois seeking a restraining order prohibiting further discharges by the City of St. Elmo from its publicly-owned wastewater treatment facility in violation of Illinois law and enjoining us from discharging our industrial waste into the City’s treatment facility. The complaint also asked for fines and penalties associated with the City’s discharge from its treatment facility and our alleged operation of our production facility without obtaining a state environmental operating permit. Management believes the remedial actions it has taken to date and is continuing to implement will minimize any fines and penalties associated with this matter.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

On August 30, 2004, an Interim Consent Order signed by all parties was signed and entered by the judge in the case whereby, in addition to a number of actions required of the City, we agreed to provide monthly discharge monitoring reports to the Illinois Environmental Protection Agency for six months and were allowed to continue discharging effluent to the City of St. Elmo. In September 2004, we met with representatives from the State of Illinois Environmental Protection Agency and the State Attorney General’s Office and separately with the City of St. Elmo to inform them that we intended to install a pre-treatment system at our St. Elmo facility during the fourth quarter of 2004 and first quarter of 2005. The pre-treatment system is now fully operational.

We continue to discharge our effluent to the City. By letter dated February 7, 2007, the City informed us that its sewage facility had been taken off of restricted status by the State. We will vigorously defend any future effort to prevent us from discharging our industrial wastewater to the City.

The State Attorney General had originally proposed a penalty of $168,000 together with a consent decree. We responded listing the actions we had taken and related costs since acquiring the Aurora Business. On November 25, 2007, this matter was settled for $30,000.

American Cold Storage—North America, L.P. v. P.F. Distribution, LLC and Pinnacle Foods Group Inc.

On June 26, 2005, we were served with a Summons and Complaint in the above matter, which was filed in the Circuit Court of Madison County, Tennessee. American Cold Storage (“ACS”) operates a frozen storage warehouse and distribution facility (the “Facility”) located in Madison County, Tennessee, near our Jackson, Tennessee plant. In April 2004, we entered into discussions with ACS to utilize the Facility. Terms were discussed, but no contract was ever signed. Shortly after shipping product to the Facility, we discovered that the Facility was incapable of properly handling the discussed volume of product and began reducing our shipments to the Facility. The original complaint seeks damages not to exceed $1.5 million, together with associated costs. On May 3, 2006, our attorney received notice from counsel for ACS that it was increasing its damage claim in the suit from $1.5 million to $5.5 million. ACS will be required to provide specifics justifying the increase through ongoing discovery and the deposition of the President of ACS which was previously scheduled. It is too early to determine the likely outcome of this litigation. The discovery phase of the case has begun and we intend to vigorously defend against this claim. The judge has set a trial date for August 2008. We have made an offer to settle the claim and have reserved the amount on our consolidated balance sheet as of December 30, 2007. We believe that resolution of such matters will not have a material impact on our financial condition, results of operations or cash flows.

Gilster Mary Lee Corporation v. Pinnacle Foods

In September 2006, Gilster Mary Lee Corporation (“Gilster”), the primary co-packer of our Duncan Hines products, filed suit against us alleging that monies were due to Gilster from us for a warehouse/handling fee under an existing contract. While certain of these fees are required by the contract, the calculation of the fees is the issue in dispute. In U.S. District Court in January 2008, a verdict was returned in favor of Gilster. The Company has fully reserved the amount of the verdict; however, the Company has filed post-trial motions in the case. We believe that resolution of such matters will not have a material impact on our financial condition, results of operations or cash flows. However, if our relationship with Gilster were to deteriorate, there could be a material impact on our business.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

14.	Related Party Transactions

Predecessor

Management fees

On November 25, 2003, the Company entered into a Management Agreement with JPMorgan Partners, LLC (“JPMP”) and J.W. Childs Associates, L.P. (“JWC”) whereby JPMP and JWC provide management, advisory and other services. The agreement called for quarterly payments of $125 to each of JPMP and JWC for management fees. In connection with the September 2004 default on the Company’s senior credit agreement and the resulting amendment, the payment of the management fees was suspended during the amendment period, which ended on the second business day following the date on which the Company delivered to the Administrative Agent financial statements for the fiscal quarter ending March 2006. Therefore, for the fiscal year ended December 31, 2006, management fees expensed and paid to JPMP and JWC totaled $750. There were no management fees expensed or paid during the fiscal year ended December 25, 2005. For the period January 1, 2007 to April 1, 2007, management fees expensed and paid to JPMP and JWC were $250. In addition, the Company reimbursed JPMP and JWC for out-of-pocket expenses totaling $7, $61 and $20 during the period January 1, 2007 to April 2, 2007, fiscal 2006 and fiscal 2005. The Management Agreement also stipulated that in connection with any acquisition transaction subsequent to the Pinnacle Transaction and Aurora Merger, there would be a transaction fee of  1/2% of the aggregate purchase price payable to each of JPMP and JWC, plus fees and expenses. In connection with the acquisition of the Armour Business, each of JPMP and JWC were paid a transaction fee of $915. JPMP was also reimbursed for out of pocket expenses totaling $4. These transaction fees are included in Acquisition costs in Note 3. In connection with the Blackstone Transaction, JPMP and JWC were each paid a transaction fee of $10.8 million. Also, in connection with the Blackstone Transaction, this agreement was cancelled, effective with the change in control.

Also on November 25, 2003, the Company entered into an agreement with CDM Capital LLC, an affiliate of CDM Investor Group LLC, whereby CDM Capital LLC will receive a transaction fee of  1/2% of the aggregate purchase price of future acquisitions (other than the Pinnacle Transaction or the Aurora Merger), plus fees and expenses. In connection with the acquisition of the Armour Business, CDM Capital LLC was paid a transaction fee of $915. This transaction fee is included in Acquisition costs in Note 3. In connection with the Blackstone Transaction, CDM Capital LLC was paid a transaction fee of $10.8 million. Also, in connection with the Blackstone Transaction, this agreement was cancelled, effective with the change in control.

Certain ownership units of Crunch Equity Holding LLC were issued to CDM Investor Group LLC in connection with the acquisition of the Armour Business. The estimated fair value of the interests that was included in administrative expenses was $1,415 for fiscal year ending December 31, 2006.

Leases and Aircraft

The Company leased office space owned by a party related to C. Dean Metropoulos, the Company’s former Chairman. The base rent for the office is $87 annually. Rent expense was $26 during the period January 1, 2007 to April 2, 2007, $104 in fiscal 2006 and $101 in fiscal 2005.

Beginning November 25, 2003, the Company began using an aircraft owned by a company indirectly owned by the former Chairman. In connection with the usage of the aircraft, the Company incurred net operating expenses of $688 during the period January 1, 2007 to April 2, 2007, $2,750 in fiscal 2006 and $2,750 in fiscal 2005. The Company also incurred direct costs totaling $78 during the period January 1, 2007 to April 2, 2007, and $277 in fiscal 2006 that were reimbursed to the Company by the owner of the aircraft.

Effective with the occurrence of the Blackstone Transaction, the contracts to lease the office space and aircraft were terminated. The Predecessor recorded a charge of $6.3 million related to these contract terminations. The charge was recorded in the Consolidated Statement of Operations of the Predecessor immediately prior to the Blackstone Transaction.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

Debt and Interest Expense

For the period January 1, 2007 to April 2, 2007, fees and interest expense recognized in the Consolidated Statement of Operations for the debt to the related party, JPMorgan Chase Bank, amounted to $9. For fiscal 2006 and fiscal 2005, fees and interest expense recognized in the Consolidated Statement of Operations for the debt to the related party, JPMorgan Chase Bank, amounted to $693 and $295, respectively. See Note 9.

Financial Instruments

The Company had entered into transactions for derivative financial instruments with JPMorgan Chase Bank to lower its exposure to interest rates, foreign currency, and natural gas prices. During the period January 1, 2007 to April 2, 2007, the net cash paid by the Company for the settlement of financial instruments totaled $84. The total net cash paid by the Company for the settlement of foreign exchange swaps and natural gas swaps during fiscal 2006 was $1,764. The total net cash received by the Company for the settlement of interest rate swaps, foreign exchange swaps, and natural gas swaps totaled $6,859 during fiscal 2005. See Note 12.

Expenses of Major Shareholder

As part of the Aurora Merger, the Company agreed to pay certain fees of the Bondholders Trust (as explained below), which owns approximately 43% of Crunch Equity Holding (LLC) (the former ultimate parent). The Bondholders Trust primarily consists of holders of Aurora’s senior subordinated notes, which elected to receive equity interests in the LLC as consideration in the Aurora Merger. The Company recognized in the Consolidated Statement of Operations $394 and $380 in fees on behalf of the Bondholder Trust in fiscal years 2006 and 2005, respectively.

Consulting Agreement

During the first quarter of 2006, the Company entered into a consulting agreement with Mr. Evan Metropoulos, a former executive of PFGI and the brother of the Company’s former Chairman, C. Dean Metropoulos. Mr. E. Metropoulos provided to the Company consulting services related to the integration of the Armour Business, which was acquired on March 1, 2006. The work was completed during fiscal 2006 and payments made to Mr. E. Metropoulos under this agreement totaled $12.

Successor

Advisory Agreement

At the closing of the Blackstone Transaction, the Company entered into an advisory agreement with an affiliate of The Blackstone Group pursuant to which such entity or its affiliates will provide certain strategic and structuring advice and assistance to us. In addition, under this agreement, affiliates of The Blackstone Group provide certain monitoring, advisory and consulting services to the Company for an aggregate annual management fee equal to $2.5 million for the year ended December 2007, and the greater of $2.5 million or 1.0% of Consolidated EBITDA (as defined in the credit agreement governing the Company’s new Senior Secured Credit Facilities) for each year thereafter. Affiliates of Blackstone received reimbursement for out-of-pocket expenses incurred by them in connection with the Blackstone Transaction prior to the closing date and in connection with the provision of services pursuant to the agreement of merger. Expenses relating to the management fee were $2.5 million for the 39 weeks ended December 30, 2007. In addition, pursuant to the agreement of merger, an affiliate of Blackstone received transaction fees totaling $21.6 million for services provided by Blackstone and its affiliates related to the Blackstone Transaction.

Supplier Costs

Graham Packaging, which is owned by affiliates of the Blackstone Group, supplies packaging for some of the Company’s products. Purchases from Graham Packaging were $8,729 for the 39 weeks ended December 30, 2007.

Debt and Interest Expense

For the period April 2, 2007 to December 30, 2007, fees and interest expense recognized in the Consolidated Statement of Operations for debt to the related party Blackstone Advisors L.P. totaled $1,463.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

15.	Segments

The Company’s products and operations are managed and reported in two operating segments. The dry foods segment consists of the following reporting units: baking (Duncan Hines®), condiments (Vlasic®, Open Pit®), syrups (Mrs. Butterworth’s® and Log Cabin®) and canned meat (Armour®). The frozen foods segment consists of the following reporting units: frozen dinners and entrees (Hungry-Man®, Swanson®), frozen seafood (Mrs. Paul’s®, Van de Kamp’s® Mrs. Paul’s®), frozen breakfast (Aunt Jemima®), bagels (Lenders®), and frozen pizza (Celeste®). Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Cost of products sold in the dry foods segment for the fiscal year ended December 31, 2006 includes $4,760, representing the write-up of inventories to fair value at the date of the acquisition of the Armour Business. Cost of products sold in the dry segment for the fiscal year ended December 30, 2007 included $28,480 representing the write up of inventories to the fair value at the date of the Blackstone Transaction. Cost of products sold in the frozen segment for the fiscal year ended December 30, 2007 included $11,723 representing the write-up of inventories to the fair value at the date of the Blackstone Transaction. Fair value is also referred to as net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. Corporate assets consist of prepaid and deferred tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management, finance and legal functions, stock-based compensation expense related to the ownership units of Crunch Equity Holding LLC issued to CDM Investors Group LLC in 2006, and merger expenses related to the Blackstone Transaction in 2007.

	Successor	Predecessor
SEGMENT INFORMATION	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006	Fiscal year ended December 25, 2005
Net sales
Dry foods	$670,280	$193,606	$797,568	$585,035
Frozen foods	467,618	182,981	644,688	670,700

Total	$1,137,898	$376,587	$1,442,256	$1,255,735

Earnings (loss) before interest and taxes
Dry foods	$72,765	$32,337	$121,677	$95,046
Frozen foods	33,531	675	43,550	(51,655)
Unallocated corporate expenses	(6,784)	(54,784)	(19,837)	(16,473)

Total	$99,512	$(21,772)	$145,390	$26,918

Depreciation and amortization
Dry foods	$22,033	$5,683	$21,203	$13,963
Frozen foods	23,638	4,480	20,984	25,125

Total	$45,671	$10,163	$42,187	$39,088

Capital expenditures
Dry foods	$9,828	$3,611	$11,729	$5,327
Frozen foods	13,107	2,545	14,485	25,730

Total	$22,935	$6,156	$26,214	$31,057

GEOGRAPHIC INFORMATION
Net sales
United States	$1,071,220	$359,572	$1,374,685	$1,200,797
Canada	66,678	17,015	67,571	54,938

Total	$1,137,898	$376,587	$1,442,256	$1,255,735

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

	Successor	Predecessor
SEGMENT INFORMATION:	December 30, 2007	December 31, 2006

Total assets
Dry foods	$1,737,544	$1,259,295
Frozen foods	923,275	530,948
Corporate	6,260	1,838

Total	$2,667,079	$1,792,081

GEOGRAPHIC INFORMATION

Long-lived assets
United States	$271,429	$253,357
Canada	46	30

Total	$271,475	$253,387

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

16.	Quarterly Results (unaudited)

Summarized quarterly financial data is presented below. The second quarter of 2007 includes results of operations for the Predecessor for April 2, 2007, and results of operations for the Successor for the remainder of the quarter.

	Quarter Ended
	March 2007	June 2007	September 2007	December 2007	Fiscal 2007
Net sales	$376,587	$365,863	$352,817	$419,218	$1,514,485
Cost of products sold	292,019	316,446	273,910	306,122	1,188,497
Net earnings (loss)	9,629	(124,596)	(21,528)	21,137	(115,358)

	Quarter Ended
	March 2006	June 2006	September 2006	December 2006	Fiscal 2006
	$313,885	$365,714	$345,289	$417,368	$1,442,256
Net sales	253,893	292,723	262,774	313,256	1,122,646
Cost of products sold
Net (loss) earnings	(6,420)	1,105	8,925	30,314	33,924

Net earnings during fiscal 2007 and fiscal 2006 were affected by the following unusual charges:

	Quarter Ended
	March 2007	June 2007	September 2007	December 2007
Cost of products sold:
Write-up of inventory to fair value (See Note 1)	$-	$35,933	$4,269	$-
Armour OPEB liability elimination (See Note 10)				$(9,027)

Other expense (income), net (See Note 6)
Impairment and restructuring charges (a)				$1,200
Extinguishment gain on Senior Subordinated Notes				$(5,670)
Merger-related costs (b)		$49,129

Stock Compensation Expense (See Note 5)		$8,373

	Quarter Ended
	March 2006	June 2006	September 2006	December 2006
Cost of products sold (See Note 3):
Write-up of inventory to fair value	$2,028	$2,542	$190	$-

Other expense (income), net (See Note 6):
Impairment and restructuring charges (a)	$451	$544	$3,013	$2,779

(a)	Impairment and restructuring charges consist of the following:
•	Fourth quarter 2007 - $1,200 related to the impairment of the Open Pit tradename.
•	First quarter 2006 - $59 related to the announced closure of our Omaha frozen food facility; $392 related to the announced closure of our Erie frozen food facility;
•	Second quarter 2006 - $51 related to the announced closure of our Omaha frozen food facility; $493 related to the announced closure of our Erie frozen food facility;
•	Third quarter 2006 - $2,550 related to the announced closure of our Omaha frozen food facility; $463 related to the announced closure of our Erie frozen food facility;
•

Fourth quarter 2006 - $32 related to the announced closure of our Omaha frozen food facility; $47 related to the announced closure of our Erie frozen food facility; and $2,700 related to the impairment of our Aunt Jemima tradename.

(b)	Merger-related costs consist of the following:
•

Second quarter 2007 - $35,540 in costs of the cash tender for the Predecessor 8.25% Senior Subordinated Notes, $12,853 in costs arriving from the change in control under certain Predecessor contracts, including the former Chairman’s employment agreement as well as contracts with affiliates of the former Chairman, and payroll taxes of $736 for a total of $49,129.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

17.	Guarantor and Nonguarantor Financial Statements

In connection with the Blackstone Transaction described in Note 1 and as a part of the related financings, the Company issued $325 million of 9.25% Senior Notes and $250 million 10.625% Senior Subordinated Notes in private placements pursuant to Rule 144A and Regulation S.

The Senior Notes are general unsecured obligations of the Company, effectively subordinated in right of payment to all existing and future senior secured indebtedness of the Company and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company.

The Senior Subordinated Notes are general unsecured obligations of the Company, effectively subordinated in right of payment to all existing and future senior indebtedness of the Company and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company.

The following consolidating financial information presents:

(1)	(a) Consolidating balance sheets as of December 30, 2007 for the Successor and as of December 31, 2006 for the Predecessor.

(b) The related consolidating statements of operations for the Company, all guarantor subsidiaries and the non- guarantor subsidiary for the following:

i.	Successor’s 39 weeks ended December 30, 2007.
ii.	Predecessor’s 13 weeks ended April 2, 2007, immediately prior to the Blackstone Transaction.
iii.	Predecessor’s fiscal year ended December 31, 2006.
iv.	Predecessor’s fiscal year ended December 25, 2006.

(c) The related consolidating statements of cash flows for the Company, all guarantor subsidiaries and the nonguarantor subsidiary for the following:

i.	Successor’s 39 weeks ending December 30, 2007.
ii.	Predecessor’s 13 weeks ended April 2, 2007, immediately prior to the Blackstone Transaction.
iii.	Predecessor’s fiscal year ended December 31, 2006.
iv.	Predecessor’s fiscal year ended December 25, 2006.

(2)	Elimination entries necessary to consolidate the Company with its guarantor subsidiaries and nonguarantor subsidiary.

Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

Pinnacle Foods Finance LLC

Consolidated Balance Sheet - Successor

December 30, 2007

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$-	$5,297	$702	$-	$5,999
Accounts receivable, net	654	93,581	5,754	-	99,989
Intercompany accounts receivable	-	68,037	2,273	(70,310)	-
Inventories, net	-	160,124	6,466	-	166,590
Other current assets	406	5,140	377	-	5,923
Deferred tax assets	-	6,260	-	-	6,260

Total current assets	1,060	338,439	15,572	(70,310)	284,761

Plant assets, net	-	271,429	46	-	271,475
Investment in subsidiaries	1,306,009	7,058	-	(1,313,067)	-
Intercompany note receivable	923,478	-	-	(923,478)	-
Tradenames	-	925,212	-	-	925,212
Other assets, net	31,320	158,893	-	-	190,213
Goodwill	-	995,418	-	-	995,418

Total assets	$2,261,867	$2,696,449	$15,618	$(2,306,855)	$2,667,079

Current liabilities:
Notes payable	$-	$1,370	$-	$-	$1,370
Current portion of long-term obligations	12,500	236	-	-	12,736
Accounts payable	-	61,349	2,627	-	63,976
Intercompany accounts payable	70,310	-	-	(70,310)	-
Accrued trade marketing expense	-	25,503	3,609	-	29,112
Accrued liabilities	40,057	68,727	482	-	109,266
Accrued income taxes	-	9	1,842	-	1,851

Total current liabilities	122,867	157,194	8,560	(70,310)	218,311

Long-term debt	1,755,250	815	-	-	1,756,065
Intercompany note payable	-	923,478	-	(923,478)	-
Pension and other postretirement benefits	-	8,406	-	-	8,406
Other long-term liabilities	24,135	3,980	-	-	28,115
Deferred tax liabilities	-	296,567	-	-	296,567

Total liabilities	1,902,252	1,390,440	8,560	(993,788)	2,307,464

Commitments and contingencies					-

Shareholder’s equity:
Pinnacle Common Stock, $.01 par value	-	-	-	-
Additional paid-in-capital	426,754	1,284,155	2,324	(1,286,479)	426,754
Accumulated other comprehensive (loss) income	(18,430)	4,953	566	(5,519)	(18,430)
(Accumulated deficit) Retained earnings	(48,709)	16,901	4,168	(21,069)	(48,709)

Total shareholder’s equity	359,615	1,306,009	7,058	(1,313,067)	359,615

Total liabilities and shareholder’s equity	$2,261,867	$2,696,449	$15,618	$(2,306,855)	$2,667,079

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

Pinnacle Foods Group Inc.

Consolidated Balance Sheet - Predecessor

December 31, 2006

	Pinnacle Foods Group, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$2	$12,335	$-	$-	$12,337
Accounts receivable, net	52,691	28,431	4,461	-	85,583
Intercompany accounts receivable	-	23,148	1,680	(24,828)	-
Inventories, net	94,920	79,678	3,702	-	178,300
Other current assets	2,748	1,716	247	(215)	4,496
Deferred tax assets	-	1,774	64	-	1,838

Total current assets	150,361	147,082	10,154	(25,043)	282,554

Plant assets, net	141,286	112,071	30	-	253,387
Investment in subsidiaries	369,935	2,534	-	(372,469)	-
Intercompany note receivable	24,986	-	-	(24,986)	-
Tradenames	691,426	106,156	-	-	797,582
Other assets, net	56,298	99	-	-	56,397
Goodwill	261,748	140,413	-	-	402,161

Total assets	$1,696,040	$508,355	$10,184	$(422,498)	$1,792,081

Current liabilities:
Current portion of long-term obligations	$11	$112	$-	$-	$123
Notes payable	-	210	-	-	210
Accounts payable	15,795	38,270	3,477	1	57,543
Intercompany accounts payable	23,148	1,680	-	(24,828)	-
Accrued trade marketing expense	24,272	9,202	3,678	-	37,152
Accrued liabilities	51,797	28,958	495	(2)	81,248
Accrued income taxes	90	1,167	-	(215)	1,042

Total current liabilities	115,113	79,599	7,650	(25,044)	177,318

Long-term debt	920,549	81	-	-	920,630
Intercompany note payable	-	24,986	-	(24,986)	-
Pension and other postretirement benefits	9,804	6,304	-	1	16,109
Other long-term liabilities	1,962	-	-	-	1,962
Deferred tax liabilities	210,257	27,450	-	-	237,707

Total liabilities	1,257,685	138,420	7,650	(50,029)	1,353,726

Commitments and contingencies	-	-	-	-	-

Shareholder’s equity:
Pinnacle Common Stock, $.01 par value
Additional paid-in-capital	573,403	347,448	935	(348,383)	573,403
Accumulated other comprehensive income (loss)	161	161	198	(359)	161
Carryover of Prior Predecessor basis of net assets	(17,338)	-	-	-	(17,338)
(Accumulated deficit) Retained earnings	(117,871)	22,326	1,401	(23,727)	(117,871)

Total shareholder’s equity	438,355	369,935	2,534	(372,469)	438,355

Total liabilities and shareholder’s equity	$1,696,040	$508,355	$10,184	$(422,498)	$1,792,081

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

Pinnacle Foods Finance LLC

Consolidated Statement of Operations-Successor

For the 39 weeks ended December 30, 2007

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total

Net sales	$-	$1,105,553	$66,679	$(34,334)	$1,137,898

Costs and expenses
Cost of products sold	-	877,111	51,868	(33,673)	895,306
Marketing and selling expenses	-	81,671	5,738	-	87,409
Administrative expenses	2,519	36,336	1,860	-	40,715
Research and development expenses	-	2,928	-	-	2,928
Intercompany royalties	-	-	96	(96)	-
Intercompany technical service fees	-	-	565	(565)	-
Other expense (income), net	(5,670)	17,693	5	-	12,028
Equity in (earnings) loss of investees	(16,901)	(4,168)	-	21,069	-

Total costs and expenses	(20,052)	1,011,571	60,132	(13,265)	1,038,386

Earnings before interest and taxes	20,052	93,982	6,547	(21,069)	99,512
Intercompany interest (income) expense	(55,545)	55,545	-	-	-
Interest expense	124,306	198	-	-	124,504
Interest income	-	975	54	-	1,029

(Loss) earnings before income taxes	(48,709)	39,214	6,601	(21,069)	(23,963)
Provision for income taxes	-	22,313	2,433	-	24,746

Net (loss) earnings	$(48,709)	$16,901	$4,168	$(21,069)	$(48,709)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

Pinnacle Foods Group Inc.

Consolidating Statement of Operations - Predecessor

For the 13 weeks ended April 2, 2007

	Pinnacle Foods Group, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total

Net sales	$233,444	$134,834	$17,015	$(8,706)	$376,587

Costs and expenses
Cost of products sold	171,438	116,165	14,062	(8,474)	293,191
Marketing and selling expenses	22,677	9,927	2,371	-	34,975
Administrative expenses	12,667	4,697	350	-	17,714
Research and development expenses	1,056	381	-	-	1,437
Intercompany royalties	-	-	57	(57)	-
Intercompany technical service fees	-	-	175	(175)	-
Other expense (income), net	41,833	8,797	412	-	51,042
Equity in loss (earnings) of investees	6,018	254	-	(6,272)	-

Total costs and expenses	255,689	140,221	17,427	(14,978)	398,359

Loss before interest and taxes	(22,245)	(5,387)	(412)	6,272	(21,772)

Intercompany interest (income) expense	(465)	465	-	-	-
Interest expense	39,067	12	-	-	39,079
Interest income	-	472	14	-	486

Loss before income taxes	(60,847)	(5,392)	(398)	6,272	(60,365)
Provision (benefit) for income taxes	5,802	626	(144)	-	6,284

Net loss	$(66,649)	$(6,018)	$(254)	$6,272	$(66,649)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

Pinnacle Foods Group Inc.

Consolidated Statement of Operations-Predecessor

For the fiscal year ended December 31, 2006

	Pinnacle Foods Group, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total

Net sales	$888,575	$523,892	$67,616	$(37,827)	$1,442,256

Costs and expenses
Cost of products sold	667,954	436,672	55,146	(37,126)	1,122,646
Marketing and selling expenses	57,787	37,379	8,384	-	103,550
Administrative expenses	34,158	16,452	1,837	-	52,447
Research and development expenses	2,651	1,386	-	-	4,037
Intercompany royalties	-	-	117	(117)	-
Intercompany technical service fees	-	-	584	(584)	-
Other expense (income), net	11,567	2,619	-	-	14,186
Equity in (earnings) loss of investees	(21,625)	(933)	-	22,558	-

Total costs and expenses	752,492	493,575	66,068	(15,269)	1,296,866

Earnings before interest and taxes	136,083	30,317	1,548	(22,558)	145,390
					-
Intercompany interest (income) expense	(6,358)	6,358	-	-	-
Interest expense	86,561	49	5	-	86,615
Interest income	35	1,152	60	-	1,247

Earnings before income taxes	55,915	25,062	1,603	(22,558)	60,022
Provision for income taxes	21,991	3,437	670	-	26,098

Net earnings	$33,924	$21,625	$933	$(22,558)	$33,924

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

Pinnacle Foods Group Inc.

Consolidated Statement of Operations - Predecessor

For the fiscal year ended December 25, 2005

	Pinnacle Foods Group, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total

Net sales	$697,554	$533,662	$54,939	$(30,420)	$1,255,735

Costs and expenses
Cost of products sold	531,413	450,874	44,422	(29,511)	997,198
Marketing and selling expenses	55,927	37,283	7,949	-	101,159
Administrative expenses	21,994	16,969	1,279	-	40,242
Research and development expenses	2,221	1,404	-	-	3,625
Intercompany royalties	-	-	257	(257)	-
Intercompany technical service fees	-	-	652	(652)	-
Goodwill impairment charge	54,757	-	-	-	54,757
Other expense (income), net	30,791	1,045	-	-	31,836
Equity in (earnings) loss of investees	(8,590)	(267)	-	8,857	-

Total costs and expenses	688,513	507,308	54,559	(21,563)	1,228,817

Earnings before interest and taxes	9,041	26,354	380	(8,857)	26,918

Intercompany interest (income) expense	(13,013)	13,011	2	-	-
Interest expense	71,046	58	-	-	71,104
Interest income	-	557	27	-	584

(Loss) earnings before income taxes	(48,992)	13,842	405	(8,857)	(43,602)
Provision (benefit) for income taxes	(5,816)	5,252	138	-	(426)

Net (loss) earnings	$(43,176)	$8,590	$267	$(8,857)	$(43,176)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Cash Flows - Successor

For the 39 weeks ended December 30, 2007

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net (loss) earnings from operations	$(48,709)	$16,901	$4,168	$(21,069)	(48,709)
Non-cash charges (credits) to net (loss) earnings
Depreciation and amortization	-	45,660	11	-	45,671
Restructuring and impairment charges	-	1,200	-	-	1,200
Amortization of debt acquisition costs	7,758	-	-	-	7,758
Gain on extinguishment of subordinate notes	(5,670)	-	-	-	(5,670)
Change in value of financial instruments	-	177	-	-	177
Equity in loss (earnings) of investees	(16,901)	(4,168)	-	21,069	-
Stock-based compensation charges	-	2,468	-	-	2,468
Postretirement healthcare benefits	-	(8,046)	-	-	(8,046)
Pension expense	-	41	-	-	41
Other long-term liabilities		(236)			(236)
Deferred income taxes	-	22,173	-	-	22,173
Changes in working capital, net of acquisition
Accounts receivable	(654)	5,542	(61)	-	4,827
Intercompany accounts receivable/payable	121,047	(119,526)	(1,521)	-	-
Inventories	-	33,869	(1,168)	-	32,701
Accrued trade marketing expense	-	(11,263)	(113)	-	(11,376)
Accounts payable	-	(6,304)	(1,438)	-	(7,742)
Accrued liabilities	37,626	(13,445)	(369)	-	23,812
Other current assets	-	846	244	-	1,090

Net cash (used in) provided by operating activities	94,497	(34,111)	(247)	-	60,139

Cash flows from investing activities
Payments for business acquisitions, net of cash acquired	(1,325,980)	5,549	813	-	(1,319,618)
Capital expenditures	-	(22,920)	(15)	-	(22,935)
Sale of plant assets	-	2,200	-	-	2,200

Net cash used in investing activities	(1,325,980)	(15,171)	798	-	(1,340,353)

Cash flows from financing activities
Change in bank overdrafts	-	-	-	-	-
Repayment of capital lease obligations	-	(227)	-	-	(227)
Equity contributions	420,664	-	-	-	420,664
Reduction of equity contributions	(391)	-	-	-	(391)
Debt acquisition costs	(39,863)	-	-	-	(39,863)
Proceeds from bank term loan	1,250,000	-	-	-	1,250,000
Proceeds from bond issuances	575,000	-	-	-	575,000
Proceeds from notes payable borrowing	50,000	3,438	-	-	53,438
Repayments of notes payable	(50,000)	(2,068)	-	-	(52,068)
Repurchase of subordinate notes	(44,199)	-	-	-	(44,199)
Intercompany loans	(923,478)	923,478	-	-	-
Repayments of Successor’s long term obligations	(6,250)	-	-	-	(6,250)
Repayments of Predecessor’s long term obligations	-	(870,042)	-	-	(870,042)

Net cash provided by financing activities	1,231,483	54,579	-	-	1,286,062

Effect of exchange rate changes on cash	-	-	151	-	151

Net change in cash and cash equivalents	-	5,297	702	-	5,999
Cash and cash equivalents - beginning of period	-	-	-	-	-

Cash and cash equivalents - end of period	$-	$5,297	$702	$-	5,999

Supplemental disclosures of cash flow information:
Interest paid	$79,575	$22,160	$-	$-	$101,735
Interest received	-	975	54	-	1,029
Income taxes paid	-	22	137	-	159
Non-cash investing activity:
Capital lease activity	-	-	-	-	-
Non-cash financing activity:
Equity contribution	4,013	-	-	-	4,013

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

Pinnacle Foods Group Inc.

Consolidating Statement of Cash Flows - Predecessor

For the 13 weeks ended April 2, 2007

	Pinnacle Foods Group Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net loss	$(66,649)	$(6,018)	$(254)	$6,272	$(66,649)
Non-cash charges (credits) to net loss
Depreciation and amortization	6,401	3,749	13	-	10,163
Amortization of debt acquisition costs	26,049	-	-	-	26,049
Amortization of bond premium	(5,360)	-	-	-	(5,360)
Change in value of financial instruments	1,247	-	-	-	1,247
Stock-based compensation charges	8,778	-	-	-	8,778
Equity in loss of investees	6,018	254	-	(6,272)	-
Postretirement healthcare benefits	366	(72)	-	-	294
Pension expense	125	235	-	-	360
Other long-term liabilities	2,375	89	-	-	2,464
Deferred income taxes	5,573	819	-	-	6,392
Changes in working capital
Accounts receivable	(9,951)	(8,049)	(339)	-	(18,339)
Intercompany accounts receivable/payable	19,760	(22,723)	2,963	-	-
Inventories	7,237	13,573	(765)	-	20,045
Accrued trade marketing expense	(540)	3,835	(541)	-	2,754
Accounts payable	5,734	7,694	858	-	14,286
Accrued liabilities	42,880	10,382	78	-	53,340
Other current assets	759	(622)	(277)	-	(140)

Net cash provided by operating activities	50,802	3,146	1,736	-	55,684

Cash flows from investing activities
Capital expenditures	(2,846)	(2,165)	(16)	-	(5,027)

Net cash used in investing activities	(2,846)	(2,165)	(16)	-	(5,027)

Cash flows from financing activities
Change in bank overdrafts	-	-	(908)	-	(908)
Repayment of capital lease obligations	(10)	(45)	-	-	(55)
Equity contributions	26	-	-	-	26
Repayments of notes payable	-	(210)	-	-	(210)
Repayments of long term obligations	(45,146)	-	-	-	(45,146)

Net cash used in financing activities	(45,130)	(255)	(908)	-	(46,293)

Effect of exchange rate changes on cash	-	-	-	-	-

Net change in cash and cash equivalents	2,826	726	812	-	4,364

Cash and cash equivalents - beginning of period	2	12,335	-	-	12,337

Cash and cash equivalents - end of period	$2,828	$13,061	$812	$-	$16,701

Supplemental disclosures of cash flow information:
Interest paid	$9,123	$12	$-	$-	$9,135
Interest received	-	472	14	-	486
Income taxes refunded (paid)	-	119	(222)	-	(103)
Non-cash investing activity:
Capital leases	-	(1,129)	-	-	(1,129)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

Pinnacle Foods Group Inc.

Consolidating Statement of Cash Flows - Predecessor

For the fiscal year ended December 31, 2006

	Pinnacle Foods Group, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net earnings	$33,924	$21,625	$933	$(22,558)	$33,924
Non-cash charges (credits) to net earnings
Depreciation and amortization	25,661	16,520	6	-	42,187
Restructuring and impairment charges	2,980	2,500	-	-	5,480
Amortization of debt acquisition costs	7,424	-	-	-	7,424
Amortization of bond premium	(567)	-	-	-	(567)
Change in value of financial instruments	3,158	-	-	-	3,158
Stock-based compensation charges	3,315	-	-	-	3,315
Equity in (earnings) loss of investees	(21,625)	(933)	-	22,558	-
Postretirement healthcare benefits	1,234	(337)	-	-	897
Other long-term liabilities	80	-	-	-	80
Pension expense	508	1,187	-	-	1,695
Deferred income taxes	22,692	2,273	-	-	24,965
Changes in working capital, net of acquisition	-	-	-	-	-
Accounts receivable	(9,073)	(224)	(30)	-	(9,327)
Intercompany accounts receivable/payable	(33,879)	33,913	(34)	-	-
Inventories	9,984	23,814	54	-	33,852
Accrued trade marketing expense	4,865	(1,423)	729	-	4,171
Accounts payable	(3,099)	6,836	(2,184)	-	1,553
Accrued liabilities	(1,977)	9,171	(32)	-	7,162
Other current assets	(33)	1,809	(182)	-	1,594

Net cash provided by (used in) operating activities	45,572	116,731	(740)	-	161,563

Cash flows from investing activities
Payments for business acquisition	(189,208)	-	-	-	(189,208)
Capital expenditures	(14,718)	(11,479)	(5)	-	(26,202)
Sale of plant assets	1,753	-	-	-	1,753

Net cash used in investing activities	(202,173)	(11,479)	(5)	-	(213,657)

Cash flows from financing activities
Change in bank overdrafts	-	(6,550)	745	-	(5,805)
Repayment of capital lease obligations	(10)	(145)	-	-	(155)
Equity contributions	40,663	-	-	-	40,663
Debt acquisition costs	(3,817)	-	-	-	(3,817)
Proceeds from bank term loan	143,000	-	-	-	143,000
Proceeds from notes payable borrowing	-	2,410	-	-	2,410
Repayments of notes payable	-	(2,384)	-	-	(2,384)
Repayments of intercompany loans	86,698	(86,698)	-	-	-
Repayments of long term obligations	(110,000)	-	-	-	(110,000)

Net cash provided by (used in) financing activities	156,534	(93,367)	745	-	63,912

Effect of exchange rate changes on cash	-	-	-	-	-

Net change in cash and cash equivalents	(67)	11,885	-	-	11,818

Cash and cash equivalents - beginning of period	69	450	-	-	519

Cash and cash equivalents - end of period	$2	$12,335	$-	$-	$12,337

Supplemental disclosures of cash flow information:
Interest paid	$75,692	$85	$-	$-	$75,777
Interest received	35	1,152	60	-	1,247
Income taxes refunded (paid)	53	(45)	(1,042)	-	(1,034)
Non-cash investing activity:
Capital leases	-	(12)	-	-	(12)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ in thousands, except where noted in millions)

Pinnacle Foods Group Inc.

Consolidated Statement of Cash Flows - Predecessor

For the fiscal year ended December 25, 2005

	Pinnacle Foods Group, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net (loss) earnings	$(43,176)	$8,590	$267	$(8,857)	$(43,176)
Non-cash charges (credits) to net (loss) earnings
Depreciation and amortization	23,310	15,765	13	-	39,088
Restructuring and impairment charge	75,521	-	-	-	75,521
Amortization of debt acquisition costs	6,334	-	-	-	6,334
Amortization of bond premium	(525)	-	-	-	(525)
Change in value of financial instruments	1,703	-	-	-	1,703
Equity in (earnings) loss of investees	(8,590)	(267)	-	8,857	-
Postretirement healthcare benefits	67	(323)	-	-	(256)
Pension expense	-	595	-	-	595
Deferred income taxes	(8,924)	8,346	(38)	-	(616)
Changes in working capital
Accounts receivable	(3,130)	1,103	420	-	(1,607)
Intercompany accounts receivable/payable	52,115	(52,959)	844	-	-
Inventories	7,070	28,297	(275)	-	35,092
Accrued trade marketing expense	(11,457)	(2,189)	468	-	(13,178)
Accounts payable	(27,117)	(7,524)	2,567	-	(32,074)
Other current assets and liabilities	(4,498)	6,449	(4,105)	-	(2,154)

Net cash provided by operating activities	58,703	5,883	161	-	64,747

Cash flows from investing activities
Capital expenditures	(16,746)	(14,169)	(16)	-	(30,931)
Pinnacle merger consideration	1,595	-	-	-	1,595
Sale of plant assets	-	561	-	-	561

Net cash used in investing activities	(15,151)	(13,608)	(16)	-	(28,775)

Cash flows from financing activities
Change in bank overdrafts	-	6,549	(145)	-	6,404
Repayment of capital lease obligations	(10)	(119)	-	-	(129)
Equity contribution	9,992	-	-	-	9,992
Debt acquisition costs	(51)	-	-	-	(51)
Proceeds from notes payable borrowing	31,626	-	-	-	31,626
Repayments of notes payable	(31,442)	-	-	-	(31,442)
Repayments of long term obligations	(54,088)	-	-	-	(54,088)

Net cash (used in) provided by financing activities	(43,973)	6,430	(145)	-	(37,688)

Effect of exchange rate changes on cash	-	-	-	-	-

Net change in cash and cash equivalents	(421)	(1,295)	-	-	(1,716)

Cash and cash equivalents - beginning of period	490	1,745	-	-	2,235

Cash and cash equivalents - end of period	$69	$450	$-	$-	$519

Supplemental disclosures of cash flow information:
Interest paid	$65,832	$-	$-	$-	$65,832
Interest received	-	543	27	-	570
Income taxes refunded (paid)	-	582	(277)	-	305
Non-cash investing activity:
Capital leases	-	(126)	-	-	(126)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 30, 2007. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective.

In addition, there was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting nor does it include Management’s report regarding internal control over financial reporting. Pursuant to the Company’s status as a new registrant, these reports are not required for the year ending December 30, 2007.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position
Roger Deromedi	54	Executive Chairman of the Board and Director
Jeffrey P. Ansell	48	Chief Executive Officer and Director
William Toler	48	President and Director
Craig Steeneck	50	Executive Vice President and Chief Financial Officer
Michael J. Cramer	55	Executive Vice President and Chief Administrative Officer
William Darkoch	57	Executive Vice President-Supply Chain and Operations
M. Kelley Maggs	56	Senior Vice President, Secretary and General Counsel
Lynne M. Misericordia	44	Senior Vice President, Treasurer and Assistant Secretary
John F. Kroeger	52	Vice President, Assistant General Counsel and Assistant Secretary
Joseph Jimenez	48	Director
Prakash A. Melwani	49	Director
Shervin Korangy	32	Director
Jason Giordano	29	Director

Roger Deromedi was appointed Executive Chairman of the Board effective April 2, 2007 and is a Director. Prior thereto, Mr. Deromedi served as Chief Executive Officer of Kraft Foods Inc. from December 2003 to June 2006. Prior to that, he was co-CEO, Kraft Foods Inc. and President and Chief Executive Officer, Kraft Foods International since 2001. He was President and Chief Executive Officer of Kraft Foods International from 1999 to 2001. Previously, Mr. Deromedi was Group Vice President, Kraft Foods International and President, Asia Pacific. Before that, he served as Executive Vice President, Kraft Foods International and President, Western Europe, Kraft Jacobs Suchard, based in Zurich, Switzerland. Earlier, he had been Executive Vice President and Area Director, France, Iberia and Benelux, based in Paris, France. Prior to moving to Europe, Mr. Deromedi held a variety of management positions in Kraft USA, including Executive Vice President and General Manager of Kraft’s Cheese Division and Executive Vice President and General Manager of the company’s Specialty Products Division. In 1988, he moved to Kraft from General Foods as Vice President Corporate Development, where he also served as Vice President of Marketing for Kraft USA’s Grocery Products Division and Retail Cheese Division. Mr. Deromedi joined General Foods in 1977 and held various marketing positions in the Beverage Division and Maxwell House Coffee Division.

Jeffrey P. Ansell was appointed Chief Executive Officer effective July 5, 2006 and is a Director. Prior thereto, Mr. Ansell was a Corporate Officer at The Procter & Gamble Company (“P&G”), where he worked for 25 years until June 30, 2006. Most recently, he was Global President of P&G’s Pet Health and Nutrition business (Iams) beginning in 1999 when The Iams Company was acquired by P&G. Prior to that, Mr. Ansell was Vice President, General Manager of Procter & Gamble’s North America Baby Care business (Pampers and Luvs). Before having responsibility for P&G’s North American Baby Care business, Mr. Ansell was General Manager of P&G’s Western European Baby Care business, based in Germany. Mr. Ansell began his career in Brand Management in P&G’s Food Division in 1981, and held marketing leadership positions on brands such as Pringles, Sunny Delight and Folgers. Including pet food, Mr. Ansell spent 18 of his 25 years at P&G in the food and beverage space.

William Toler has been our President since July 2005 and is a Director. Prior to that, Mr. Toler held the position of Executive Vice President, Sales since March 19, 2004. Mr. Toler previously provided consulting services to Aurora and oversaw its sales department from April 2003 to March 2004. Mr. Toler was previously President of North America for ICG Commerce, a procurement services company. Before ICG Commerce, Mr. Toler was President of Campbell Sales Company from 1995 to 2000. At Campbell Sales Company, he was responsible for $4 billion in sales, including Campbell Soup Company’s flagship soup brands Condensed, Chunky and Select, V-8 beverages, and Prego and Pace sauces. He joined Campbell Sales Company from Nabisco, where he was Vice President, Sales and Integrated Logistics from 1992 to 1995. Prior to Nabisco, he was Vice President/National Sales Manager for Reckitt & Colman from 1989 to 1992. Mr. Toler began his career at Procter & Gamble, where he worked from 1981 to 1989; his last responsibility at Procter & Gamble was Eastern division manager of Health and Beauty Care.

Craig Steeneck has been our Executive Vice President and Chief Financial Officer since July 2007. From June 2005 to July 2007, Mr. Steeneck served as Executive Vice President, Operations Finance & Systems. From April 2003 to June 2005, Mr. Steeneck served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Cendant Timeshare Resorts Group. From March 2001 to April 2003, Mr. Steeneck served as Executive Vice President and Chief Financial Officer of Resorts Condominiums International, a subsidiary of Cendant. From October 1999 to February 2001, he was the Chief Financial Officer of International Home Foods. Mr. Steeneck is also a Certified Public Accountant in the State of New Jersey.

Michael J. Cramer has been our Executive Vice President and Chief Administrative Officer since March 19, 2004. From 1998 to 2004, Mr. Cramer served as President and Chief Operating Officer of Southwest Sports Group, LLC, and Southwest Sports Realty, LP and as part of those duties, he served at various times as President of the Texas Rangers Baseball Club and Dallas Stars Hockey Team. Prior to joining Southwest Sports Group in 1998, Mr. Cramer was affiliated with each of the platforms C. Dean Metropoulos and his team managed since 1987. In that capacity, he served as Executive Vice President and as a member of the Board of Directors of International Home Foods Inc.; Executive Vice President and General Counsel of The Morningstar Group Inc. and Executive Vice President of Administration and General Counsel of Stella Foods, Inc. Prior to that time, he was engaged in the private practice of law for several years in Wisconsin.

William Darkoch has been our Executive Vice President, Supply Chain and Operations since August 2005. Prior to joining Pinnacle, Mr. Darkoch was employed with Novartis Consumer Health, Inc. from September 2004 to August 2005 where he was the Senior Vice President & Global Head of Product Supply, Manufacturing & Logistics—OTC. Prior to that, Mr. Darkoch was employed at Reckitt Benckiser, Inc. for twenty years in various roles, the last of which was Senior Vice President-The Americas, Product Supply where he was responsible for total product supply chain management.

M. Kelley Maggs has been our Senior Vice President, General Counsel and Secretary since Pinnacle’s inception in 2001. He has also been associated with affiliates of CDM Investor Group LLC for the past fourteen years. Prior to his involvement with Pinnacle, Mr. Maggs held the same position with International Home Foods Inc. from November 1996 to December 2000. From 1993 to 1996, Mr. Maggs was employed with Stella Foods, Inc. as Vice President and General Counsel. Prior to that time, he was engaged in the private practice of law in Virginia and New York.

Lynne M. Misericordia has been our Senior Vice President and Treasurer since Pinnacle’s inception in 2001. Ms. Misericordia previously held the position of Treasurer with International Home Foods Inc. from November 1996 to December 2000. Before that, Ms. Misericordia was employed by Wyeth from August 1985 to November 1996 and held various financial positions.

John F. Kroeger has been our Vice President and Assistant General Counsel since joining the Company in November 2001. In addition, Mr. Kroeger was also the Vice President of Human Resources from 2004 through 2006. From January 2001 to October 2001, Mr. Kroeger was the Vice President and General Counsel of Anadigics, Inc., a NASDAQ semiconductor company. From August 1998 until December 2000, Mr. Kroeger was Vice President and Assistant General Counsel at International Home Foods, Inc. Mr. Kroeger has also held general management and legal positions with leading companies in the chemical, pharmaceutical and petroleum-refining industries.

Joseph Jimenez is a Director. Mr. Jimenez is currently the Chief Executive Officer of Novartis Pharma A.G. From July 2002 to May 2006, Mr. Jimenez was the Executive Vice President of the H.J. Heinz Company and was President and CEO of Heinz Europe. Prior to that, he was President and CEO of Heinz North America from November 1998 to June 2002. In 1993, he joined ConAgra Grocery Products. At ConAgra, Mr. Jimenez directed the marketing for Orville Redenbacher Popcorn and ethnic foods company LaChoy/Rosarita as Vice President, Orville Redenbacher/Swiss Miss Food Company as Senior Vice President, and Wesson/Peter Pan Food Company as President. Mr. Jimenez has more than 20 years of experience in the food industry, starting at the Clorox Company where he worked from 1984 to 1993 and advanced from Brand Assistant to Group Marketing Manager in the Dressings and Sauces Division. Mr. Jimenez also oversaw the launch of Hidden Valley Ranch Salad Dressing. While at Heinz and Clorox, Mr. Jimenez oversaw the following segments: Pickles (Heinz), BBQ Sauces (Heinz, KC Masterpiece and Jack Daniels), Heinz food service and Heinz Canada. He serves as a Director of Blue Nile, an internet retailer, where he is Chairman of the Compensation Committee and a member of the Audit Committee.

Prakash A. Melwani is a Director. In May 2003, Mr. Melwani joined Blackstone as a Senior Managing Director in its private equity group. He is also a member of Blackstone’s private equity investment committee. Prior to joining Blackstone, Mr. Melwani was a founder, in 1988, of Vestar Capital Partners and served as its Chief Investment Officer. Prior to that, Mr. Melwani was with the management buyout group at The First Boston Corporation and with N.M. Rothschild & Sons in Hong Kong and London. Mr. Melwani is also a member of the boards of directors of Kosmos Energy, RGIS Inventory Specialists and Vistar. He is also President and a Director of the India Fund and The Asia Tigers Fund. He received an MBA with High Distinction from Harvard Business School and graduated as a Baker Scholar and a Loeb Rhodes Fellow.

Shervin Korangy is a Director. Mr. Korangy is a Principal in Blackstone’s private equity group. Mr. Korangy has focused on consumer products, financial services and industrial related investments and has been involved in Blackstone’s investments in Graham Packaging and United Biscuits. Prior to joining the private equity group, Mr. Korangy was a managing director in Blackstone’s restructuring & reorganization group, where he served as advisor to clients on a number of business restructurings. Mr. Korangy received a BS in Economics from The Wharton School of the University of Pennsylvania.

Jason Giordano is a Director. Mr. Giordano is an Associate in the private equity group at Blackstone. Since joining Blackstone in 2006, Mr. Giordano has been involved in the execution of the firm’s investments in HealthMarkets and Pinnacle Foods and in analyzing investment opportunities across various industries, including Consumer Products, Food and Beverage, Healthcare Services, Chemicals and Industrials. Before joining Blackstone, Mr. Giordano was an associate at Bain Capital where he evaluated and executed global private equity investments in a wide range of industries. Prior to that, he worked in investment banking at Goldman, Sachs & Co. focused on Communications, Media and Entertainment clients. Mr. Giordano received an AB from Dartmouth College, and an MBA from Harvard Business School.

Equity Investment by Chairman and Executive Officers

Our chairman, chief executive officer and other senior management invested $9.1 million to acquire equity interests in Peak Holdings in the form of Class A-2 Units of Peak Holdings. In addition, each was awarded non-voting profits interest units in Peak Holdings under our equity incentive plans described in “Item 11: Executive Compensation—Compensation Discussion and Analysis—Elements of Compensation,” subject to future vesting conditions.

Each of these members of management executed a management unit subscription agreement. Under these agreements, the executives have the right to put their Class A-2 Units and any vested profits interest units to Peak Holdings for a price at least equal to their fair market value if their employment terminates due to disability or death prior to the earlier of an initial public offering of Peak Holdings or a change of control of Peak Holdings. The agreements also contain terms that allow Peak Holdings or Blackstone at its option to purchase from executives the Class A-2 Units and any recently vested profits interest units if the executive engages in activity competing with our company or if the executive is terminated due to death or disability, a termination without cause or constructive termination (other than, in such case, the Class A-2 Units, unless the executive has engaged in activity competing with our company), a termination for cause or a voluntary termination of their employment. Should Peak Holdings or Blackstone elect to exercise their purchase rights under the agreements, the price per unit will depend on the nature of the executive’s termination of employment.

Committees of the Board of Directors

Audit Committee

The board of directors of our Predecessor as well as our current board of directors have adopted a written charter for the audit committee. Our audit committee is responsible for (1) selecting the independent auditors, (2) approving the overall scope of the audit, (3) assisting the board of directors in monitoring the integrity of our financial statements, the independent accountant’s qualifications and independence, the performance of the independent accountants and our internal audit function and our compliance with legal and regulatory requirements, (4) annually reviewing an independent auditors’ report describing the auditing firms’ internal quality-control procedures, any material issues raised by the most recent internal quality-control review, or peer review, of the auditing firm, (5) discussing the annual audited financial and quarterly statements with management and the independent auditor, (6) periodically meeting separately with each of management, internal auditors and the independent auditor, (7) reviewing with the independent auditor any audit problems or difficulties and managements’ response, (8) handling such other matters that are specifically delegated to the audit committee by the board of directors from time to time and (9) reporting regularly to the full board of directors.

The members of the Predecessor’s audit committee were Mr. O’Brien (who is an audit committee financial expert within the meaning of the rules and regulations of the Securities and Exchange Commission), Mr. Suttin, Mr. Peets and Mr. Jessick. The members of the current audit committee are Mr. Jimenez (who is an audit committee financial expert within the meaning of the rules and regulations of the Securities and Exchange Commission), Mr. Korangy and Mr. Giordano.

Compensation Committee Interlocks and Insider Participation

The members of the Predecessor’s compensation committee were Mr. C.D. Metropoulos, Mr. Murray and Mr. Childs. The current members of our Compensation Committee are Prakash Melwani, a Senior Managing Director of Blackstone, Joseph Jimenez, Shervin Korangy, a Principal of Blackstone, and Roger Deromedi, Chairman of the Board. Other than Mr. Deromedi, none of the other members are current or former officers or employees of our company. We are parties to certain transactions with Blackstone described in “Certain Relationship and Related Transactions” section below. Mr. Deromedi does not participate in Compensation Committee discussions regarding his own compensation.

Audit Committee Report

We have reviewed and discussed with management the Company’s audited financial statements for the year ended December 30, 2007.

We have discussed with the independent auditors the matters required to be discussed by Statement on Audited Standards No. 61, Communication with Audit Committees, as amended, by the Public Company Accounting Oversight Board.

We have received and reviewed the written disclosures and the letter from the independent auditors required by Independence Standard No.1, Independence Discussions with Audit Committees, as amended, by the Independence Standards Board, and have discussed with the auditors the auditors’ independence.

Based on the reviews and discussions referred to above, we have recommended to the Board of Directors that the financial statements referred to above be included in this Form 10-K.

THE AUDIT COMMITTEE

Mr. Joseph Jimenez

Mr. Shervin Korangy

Mr. Jason Giordano

Code of Ethics

Our employee handbook contains certain standards for ethical conduct required of our employees. We require all employees to meet our ethical standards which include compliance with all laws while performing their job duties with high integrity and professionalism.

We have also adopted a Code of Ethics for our Chief Executive Officer, our Chief Financial Officer and our Chief Administrative Officer and all other executive officers and other key employees. This Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with all applicable laws and regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Program Objectives and Design

Our primary objective in establishing our comprehensive compensation program is to recruit, attract, retain and properly incent high-level talent to work for and ultimately add value to our company for the benefit of our shareholders. Each element of the overall comprehensive program (discussed in greater detail below) is intended to be competitive with similar elements offered both locally and nationally by other like-size employers and competitors, and the elements taken together are intended to present a comprehensive competitive program to accomplish the objectives noted above.

We designed most of the major elements of our comprehensive compensation program by development of initial thoughts and ideas from our senior management team, consisting of our Chief Executive Officer, Executive Vice President and Chief Financial Officer, Executive Vice President and Chief Administrative Officer, Senior Vice President, Treasurer and Assistant Secretary and Senior Vice President, Secretary and General Counsel, and consultation with other members of our senior management. Additional input and suggested objectives were received from representatives of our major shareholders and outside, independent service providers. Major compensation elements are reviewed annually by our senior management.

After receipt of the input noted and development of final draft plans, such plans were (and in the case of annual bonus plans, are annually) presented to our Compensation Committee. Prior to the Blackstone Transaction, the Compensation Committee was made up of representatives of three of the Predecessor’s shareholders representatives, CCMP Capital Advisors LLC, J.W. Childs Associates L.P. and C. Dean Metropoulos. Since the completion of the Blackstone Transaction, the Compensation Committee now includes Directors Prakash Melwani, a Senior Managing Director of Blackstone, Joseph Jimenez, Shervin Korangy, a Principal of Blackstone, and Chairman of the Board Roger Deromedi. Other than Mr. Deromedi, none of these members are current or former officers or employees of our company. We are parties to certain transactions with Blackstone described in Item 13 - Certain Relationships and Related Person Transactions. Neither Mr. Metropoulos nor Mr. Deromedi participated in Compensation Committee discussions involving their compensation.

The Compensation Committee comments on and ultimately adopts the major compensation programs.

Our compensation program is designed to reward performance by our company’s executives, which in turn creates value for our company’s shareholders. Performance is reviewed annually for both our company’s executives and our company as a whole. Our Compensation Committee reviews and approves annual compensation elements such as bonus plan attainment, and our company’s full Board of Directors reviews full year earnings and management performance by our company’s executives. The Board as a whole also approves our company’s annual budgets, which include certain elements of the compensation program such as annual bonuses and annual merit increases, if any, for our company’s executives.

In short, if value is not added to our company annually, certain of the elements of the compensation program are not paid or do not vest, i.e., annual bonuses, annual base compensation increases and certain equity grants.

The compensation program is not intended to reward only short-term or annual performance, however. It is also intended to reward long-term company performance. Therefore, employee equity programs, which are discussed in more detail below, are key elements of the compensation program.

Elements of Compensation

For the fiscal year ending December 30, 2007, our company had five principal elements which made up our compensation program. They are:

•	Base salary and potential annual merit adjustment
•	Bonus plan (MIP or “Management Incentive Plan”)
•	Employee equity plans
•	Severance, change of control and other termination-related programs
•	401(k) and other benefits

In the cases of Mr. Metropoulos, the former Chief Executive Officer and Chairman, and N. Michael Dion, the former Chief Financial Officer, certain elements of compensation were granted to them by the shareholders and the Board of Directors of the Predecessor when the Predecessor was formed in November of 2003. These elements included the ability to receive certain incented units of the Predecessor’s ultimate parent entity, tied to attainment of certain returns to the shareholders. These additional equity program incentives and other elements of compensation that were enacted by the Predecessor’s Board and its shareholders were not available to other executives of our company.

The following is a brief discussion of each principal element of compensation.

(a)

Base salary. The Chief Executive Officer sets the base salaries for all executive officers of our company, with the exception of his own, which is set by the Compensation Committee. Base salaries are intended to compensate the executive officers and all other salaried employees for their basic services performed for our company on an annual basis. All salaried employees are paid bi-weekly in equal increments. In setting base salaries, our company takes into account the employee’s experience, the functions and responsibilities of the job, salaries for similar positions within the community and for competitive positions in the food industry generally and any other factor relevant to that particular job. We attempt to pay in the middle range for each job but do not limit ourselves to this. In determining applicable salaries, we also consult with outside consultants and recruiters, senior members of our management team who have contacts and experience at other relevant companies, board members and shareholder employment related personnel. Base salaries may be adjusted annually and, in certain circumstances, adjusted mid-year to deal with competitive pressures or changes in job responsibilities.

(b)

Bonus plan (MIP). We use our MIP plans to incent our eligible employees on an annual basis. The MIP plans, together with base salary and basic benefits (other than 401(k)) are considered short-term compensation programs. In setting these short-term programs, we also consider the equity plans and their value. These equity plans or long-term plans are discussed below. Our MIP plans are intended to reward executives and other eligible employees for achieving annual profit and operational goals. Generally under all three such existing programs (one for Sales personnel, one for Food Service personnel and one for all other executives and eligible employees), our EBITDA target, which is approved annually by the Board of Directors, is a major component, and individual goals or “MBO’s” account for the balance. We consider the specific EBITDA targets applicable to the MIP plans to be confidential commercial and financial information, the disclosure of which could result in competitive harm to us. However, we believe that each of these targets, while difficult to attain, is reasonably attainable if we achieve our planned performance and growth objectives over the period applicable to the MIP plans. Senior management of our company decides who is eligible to participate in the MIP plans and what the terms of the plans are, including what an employee’s bonus potential is. All jobs at our company have grade levels attached to them, and these grade levels have target bonus levels assigned to them. The full Board of Directors must approve the bonus pool contained in the annual budget; the Compensation Committee must approve actual payment of bonuses pursuant to the MIP plans and must specifically consider and approve the bonuses to the named senior executive officers. All bonuses are equal to a preset percentage of a person’s salary with minimum and maximum payout if certain targets are attained. Bonuses are payable, once approved, shortly after our company’s audit by our company’s independent accounting firm is completed but prior to March 15th of the year following the bonus year in order to prevent such payments from being deferred compensation subject to Section 409A of the Internal Revenue Code.

(c)	Equity programs.

Prior to the Blackstone Transaction. The Predecessor had two long-term incentive programs: The Crunch Holding Corp. stock option plan (“SOP”) and the Crunch Holding Corp. stock purchase plan (“SPP”). The purpose of the SOP was to motivate recipients of stock options to create long-term value for our company’s shareholders. The strike price for options granted under the SOP was the equivalent of the original investor’s price paid per share. This strike price was reviewed not less than annually by our company. Generally under the SOP Plan, 2/3 of the options vested ratably over 3 years. The final 1/3 vested either upon a change of control or similar event, if an annual internal rate of return of 15% was attained by our sponsors, or upon the expiration of seven years from the original grant date, whichever occurred first. Vesting terminated upon an employee’s termination but in most cases a terminated employee could exercise their vested options within 90 days of termination. Such terminated employee could, if he chose, share in the future growth in value that he helped create. Prior to the Blackstone Transaction, Mr. Metropoulos had the sole authority to grant options to employees of our company (other than to himself and Mr. Dion) but formed an options committee to review and approve such grants. Notwithstanding the vesting schedule noted above, when Mr. Jeffrey P. Ansell was hired in July of 2006 to assume the Chief Executive Officer position, certain of his options, i.e., the first 2/9ths, were vested as of the date of hire with normal vesting thereafter. Further, in accordance with his employment agreement, Mr. Ansell was granted 500,000 additional options which were fully vested when he purchased 500,000 shares of our company’s stock in November of 2006.

The second long-term incentive plan that the Predecessor provided for its executives was the SPP We believe that the SPP aligned the long-term interests of our executives with those of our shareholders. Together, the SOP and SPP were intended to foster long-term growth for our company and provide a means of creating financial security for our senior executives.

Following the Blackstone Transaction. We currently have two long-term incentive plans: the 2007 Stock Incentive Plan and the 2007 Unit Plan (collectively, the “2007 Equity Plans”). We continue not to have a defined benefit program for salaried employees. The 2007 Equity Plans provide executives with the opportunity to acquire a proprietary interest in our company as an incentive for them to remain in our service. The total percentage of equity reserved for issuance under the 2007 Equity Plans is 10% of the total equity of Crunch Holding Corp. The Stock Incentive Plan includes approximately 175 salaried employees and is authorized to issue up to 20,000 options to purchase shares of Crunch Holding Corp. common stock. All options granted under the plan must be awarded with a strike price that is no less than the fair market value of a share of Crunch Holding Corp. common stock on the date of the grant. Under the 2007 Unit Plan, 45 management employees were given the opportunity to invest in our company through the purchase of Class A-2 Units in our ultimate parent, Peak Holdings LLC. In addition, each manager who so invested was awarded profits interests in Peak Holdings LLC in the form of Class B-1, Class B-2 and Class B-3 Units (collectively, “PIUs”). Generally, 25% of the options and PIUs will vest ratably over five years. Fifty percent of the options and PIU’s vest ratably over five years depending whether annual or cumulative EBITDA targets are met. The final 25% of the options and PIUs granted under the 2007 Equity Plans vest either on a change of control or similar event, if a 20% annual internal rate of return (or, if the event occurs (x) on or before the first anniversary of the closing date of the Blackstone Transaction, a 40% annual internal rate of return or (y) after the first anniversary of the closing date of the Blackstone Transaction but on or before the second anniversary of the closing date of the Blackstone Transaction, a 30% annual internal rate of return) is attained by Blackstone. Under both plans, vesting terminates upon an employee’s termination, but in most cases a terminated employee may exercise his vested options within 90 days of termination. Under these plans, the executives have the right to put their Class A-2 Units, any vested PIUs and any shares held as a result of the exercise of any option to Peak Holdings or Crunch Holding Corp., as the case may be, for a price at least equal to their fair market value if their employment terminates due to disability or death prior to the earlier of an initial public offering or change of control of Peak Holdings or Crunch Holding Corp., as the case may be. The plans contain terms that allow Peak Holdings or Crunch Holding Corp., as the case may be, at its option to purchase from executives the Class A-2 Units, any vested PIUs and any shares held as a result of the exercise of any option if the executive engages in activity competing with our company or if the executive is terminated due to death or disability, a termination without cause or constructive termination (in the case of the Unit Plan other than the Class A-2 Units, unless the executive has engaged in activity competing with our company), a termination for cause or a voluntary termination of employment. Should Peak Holdings or Blackstone elect to exercise its purchase rights under the agreements, the price per unit will depend on the nature of the executive’s termination of employment. Equity awards under both plans are granted based on recommendations of various members of senior management to an internal company committee.

We are also contemplating adopting an employee stock purchase plan which will entitle certain employees to purchase equity of Crunch Holding Corp.

(d)	Severance, change of control and other termination-related programs. We generally have two forms of post-termination compensation—the use of change of control language in employment letters or agreements and basic severance plan provisions. Each of these two forms of compensation are necessary in our opinion to help attract and retain qualified top quality executives. In addition, we believe that we benefit from such plans as they help to insure continuity of management. Without these plans, and in the event of a possible or actual change in control, certain executives may feel the need to find other employment before they were forced to leave after a change of control event. With such plans in place, we believe that there will be more stability with our senior executives, allowing for more efficient operation of our company and the creation of additional value for our company and our shareholders. At present, we have only one type of change of control provision in our existing employment agreements and letter agreements with our various members of management. This provision essentially provides that, unless the applicable executive is retained in his or her job following a change in control with the same or similar duties, responsibilities, compensation and location of job, the executive may terminate his or her employment and receive a change of control payment.

Further, we maintain a severance plan which is intended to be somewhere in the middle in terms of value to employees when compared against companies of similar size, location and industry type. The severance plan provides a weekly severance based upon the employee’s total years of service with our company, with minimums of four weeks pay for new hires and up to 16 weeks pay for executives at higher levels. All executives of our company who do not have change of control provisions applicable to them are eligible for the benefits of the severance plan.

(e)	401(k) and other benefits. We provide various other benefits and compensation-related programs to executives and other salaried employees, which allow us to provide a full and comprehensive compensation package. This full package of compensation elements is important to our company’s objectives to attract, retain and incent high-quality employees. The elements of our company’s compensation program not otherwise discussed above are:
(i)	A 401(k) program wherein our company matches up to 50% of employee contributions, up to a maximum company contribution of 3% of the employee’s pay (up to the I.R.S. annual covered compensation limit);
(ii)	Medical and dental insurance for which our company pays approximately 70% of the premiums;
(iii)	Life and Accidental Death and Dismemberment insurance paid for by our company; and
(iv)	Long-term Disability and Short-Term Disability insurance paid for by our company.

In establishing and providing the plans noted above, our company uses outside 401(k) and benefits consultants for medical and 401(k) plan design. Each of the outside consultants provides not less than annual advice about the plan designs for similar manufacturing companies across the United States and in the communities where our company is located. As with other elements of compensation, our company strives to provide competitive benefits to attract quality executives. Based on our general perception of the market and while we have not identified specific companies, we believe that the benefits noted in this section generally are at the 50th percentile of all similarly situated manufacturers and competitors with exceptions made where we believe necessary based on the communities where our company is located.

(g)	Executive compensation as a package of compensation elements. In summary, we have developed our various elements of compensation for our executives with the view that each element complements the rest of the elements of the compensation program. Most importantly, we provide a total program that allows us to attain the objectives set forth above. If any of the elements were missing, we do not believe we could attain our objectives. While we do not have a fixed policy that an incoming executive must receive a certain salary, a certain bonus amount, a certain amount of equity, etc., each of the elements is critical to providing a competitive compensation package to executives. Therefore, although no predetermined amount is set, we are careful to give adequate weight to short-term compensation vs. long-term compensation, and no one decision is made with regard to one element of compensation without considering the impact upon the other elements and ultimately the objectives we wish to achieve.

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our named executive officers for fiscal 2007 and fiscal 2006, for services rendered to us during the respective fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards (a) ($)		Option Awards(a) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)			Total ($)
C. Dean Metropolous(b)	2007	$546,154	$-		$-		$-	$250,000	$6,899,863	(f	)	$7,696,017
Chairman and Director	2006	2,000,000	-		1,202,750	(c)	-	1,000,000	225,890	(f	)	4,428,640

Jeffrey P. Ansell(d)	2007	709,615	60,000	(e)	697,390		889,501	750,000	7,920	(g	)	3,114,426
Chief Executive Officer	2006	283,846	84,000	(e)	-		630,499	300,000	6,849	(g	)	1,305,194
Director

N. Michael Dion	2007	246,154	-		-		-	50,000	795,997	(h	)	1,092,151
Executive Vice President and	2006	450,000	-		120,275	(c)	-	200,000	5,086	(h	)	775,361
Chief Financial Officer (i)

Craig Steeneck	2007	401,770	-		238,635		386,879	325,000	7,920	(g	)	1,360,204
Executive Vice President and	2006	367,404	-		-		106,656	325,625	7,140	(g	)	806,825
Chief Financial Officer (i)

William Toler	2007	422,787	-		254,161		300,821	318,750	8,520	(g	)	1,305,039
President and Director	2006	405,394	-		-		132,132	252,750	5,676	(g	)	795,952

William Darkoch	2007	306,890	-		170,471		295,030	262,500	9,528	(g	)	1,044,419
Executive Vice President-	2006	273,641	-		-		69,604	186,550	7,952	(g	)	537,747
Supply Chain and Operations

Michael J. Cramer	2007	389,537	-		-		322,757	100,000	8,881	(g	)	821,175
Executive Vice President and	2006	415,541	-		-		178,678	272,825	7,428	(g	)	874,472
Chief Administrative Officer

(a)	Stock Awards and Option Awards were valued in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R. The assumptions used in the valuation are discussed in Note 5 to our Consolidated Financial Statements for the year ended December 30, 2007. The 2007 option award expense includes the acceleration of stock options vesting as a result of the Blackstone Transaction. See Note 5 to the Consolidated Financial Statements.
(b)	In addition to serving as Chairman of the Board, Mr. C.D. Metropoulos also served as Chief Executive Officer through July 5, 2006. In connection with the Blackstone Transaction, Mr. Metropoulos’ employment was terminated effective April 2, 2007.
(c)	In connection with the financing and acquisition of the Armour Foods Business, Mr. C.D. Metropoulos and Mr. Dion, together with our other former shareholders, purchased 39,600 Class A units of Crunch Equity Holding LLC, PFGI’s ultimate parent at the time, for $39.6 million. In return for the investment in Class A units, Mr. C.D. Metropoulos and Mr. Dion also received 2,926.32 fully vested Class C, 2,238.25 fully vested Class D and 2,356.05 fully vested Class E units at an aggregate price of $400,000. In accordance with SFAS 123R, the Class C, D and E units were assigned a value of $1,815,000. Accordingly, we recorded a compensation charge of $1,415,000. Mr. C.D. Metropoulos and Mr. Dion received 85% and 8.5%, respectively, of the units granted to CDM Investor Group LLC, one of our former shareholders. The remaining 6.5% of the units were granted to an individual who is not an employee of our company.
(d)	Mr. Ansell was appointed Chief Executive Officer on July 5, 2006.
(e)	Under the terms of the employment agreement signed at the start of his employment, Mr. Ansell received a sign-on bonus payable at the start of his employment ($60,000) and on the one year anniversary ($60,000). In addition, Mr. Ansell received a $24,000 relocation bonus.
(f)	For Mr. C.D. Metropoulos, “All other compensation” includes items provided under his employment agreement with Pinnacle. For 2007, “All other compensation” includes the following: $6,503,500 for severance pay, $297,659 for accounting and tax services, $57,362 for personal use of vehicles that we provided, $33,667 for club dues, contributions made by the Company to Mr. C.D. Metropoulos’ 401(k) account and group life insurance in excess of $50,000. For 2006, “All other compensation” includes the following: $144,602 for accounting and tax services provided for Mr. C.D. Metropoulos, $40,250 for personal use of vehicles that we provided, $32,062 for club dues, contributions made by the Company to Mr. C.D. Metropoulos’ 401(k) account and group life insurance in excess of $50,000.
(g)	For Messrs. Ansell, Steeneck, Cramer, Toler and Darkoch, “All other compensation” for 2007 and 2006 includes contributions made by the Company to the individuals’ 401(k) accounts and group life insurance in excess of $50,000.
(h)	For Mr. Dion, “All other compensation” for 2007 includes severance pay of $750,000, vacation payout of $38,462 and contributions made by the Company to his 401(k) account and group life insurance in excess of $50,000. For 2006 “All other compensation” includes contributions made by the Company to his 401(k) account and group life insurance in excess of $50,000.
(i)	On July 1, 2007, Mr. N. Michael Dion’s employment with the Company was terminated. Mr. Craig Steeneck assumed the Chief Financial Officer role of the Company on July 1, 2007.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards for 2007

Employment Agreements

As of December 31, 2007, the following employment agreements with our named executive officers were in place:

In connection with the Blackstone Transaction, on April 2, 2007, Crunch Holding Corp., one of our parent companies, entered into substantially similar employment agreements with each of Jeffrey P. Ansell, William Darkoch, Craig Steeneck and William Toler that govern the terms of each executive’s employment. The term of employment commenced on April 2, 2007 and ends on April 2, 2012 (with the exception of Mr. Darkoch’s, which expires on April 2, 2010); provided, however, that commencing with April 2, 2012 and on each April 2nd thereafter, the employment term shall be automatically extended for an additional one-year period unless the Company or the executive provides the other party 60 days’ prior notice before the next extension date that the employment term will not be so extended. The agreements are terminable by either party at any time, provided that an executive must give no less than 30 days’ notice prior to a resignation.

Each employment agreement sets forth the executive’s annual base salary, which will be subject to discretionary annual increases upon review by the Board of Directors, and states that the executive will be eligible to earn an annual bonus as a percentage of salary with respect to each fiscal year (with a target percentage of between 75% and 150% or, in the case of Mr. Ansell, between 100% and 200%), based upon the extent to which annual performance targets established by the Board of Directors are achieved. The annual bonus, if any, shall be paid to executive within two and one-half (2.5) months after the end of the applicable fiscal year. The current salary for Mr. Ansell for the fiscal year ending December 31, 2007 is $750,000, which will be reviewed by the Board of Directors at least annually and may be increased in their sole discretion. The current salary for Mr. Steeneck for the fiscal year ending December 31, 2007 is $410,000, which will be reviewed by the Board of Directors at least annually and may be increased in their sole discretion. The current salary for Mr. Toler for the fiscal year ending December 31, 2007 is $425,000, which will be reviewed by the Board of Directors at least annually and may be increased in their sole discretion. The current salary for Mr. Darkoch for the fiscal year ending December 31, 2007 is $310,000, which will be reviewed by the Board of Directors at least annually and may be increased in their sole discretion, provided that Mr. Darkoch will be eligible for an increase to $325,000, effective April 2, 2008, and to $350,000, effective April 2, 2009, in each case based on his performance.

Pursuant to each employment agreement, if an executive’s employment terminates for any reason, the executive is entitled to receive (i) any base salary and unused vacation accrued through the date of termination; (ii) any annual bonus earned, but unpaid, as of the date of termination, (iii) reimbursement of any unreimbursed business expenses properly incurred by the executive; (iv) such employee benefits, if any, as to which the executive may be entitled under our employee benefit plans (the payments and benefits described in (i) through (iv) being “accrued rights”).

If an executive’s employment is terminated by us without “cause” (as defined below) (other than by reason of death or disability) or if the executive resigns as a result of a “constructive termination” (as defined below) (each a “qualifying termination”), the executive is entitled to (i) the accrued rights; (ii) a pro rata portion of a target annual bonus based upon the percentage of the fiscal year that shall have elapsed through the date of the executive’s termination of employment; (iii) subject to compliance with certain confidentiality, non-competition and non-solicitation covenants contained in his employment agreement and execution of a general release of claims on behalf of the Company, an amount equal to the product of (x) one (one-and-a-half in the case of Jeffrey P. Ansell) and (y) the sum of (A) the executive’s base salary and (B) the executive’s target annual bonus amount, which shall be payable to the executive in equal installments in accordance with the Company’s normal payroll practices; and (iv) continued coverage under our group health plans until the earlier of (A) one year (eighteen months in the case of Jeffrey P. Ansell) from the executive’s date of termination of employment with the Company and (B) the date the executive is or becomes eligible for comparable coverage under health, life and disability plans of another employer.

For purposes of these agreements, “cause” is defined as (A) the executive’s continued failure substantially to perform his material duties under executive’s employment (other than as a result of total or partial incapacity due to physical or mental illness) following notice by the Company to the executive of such failure and 30 days within which to cure; (B) theft or embezzlement of Company property; (C) dishonesty in the performance of manager’s duties resulting in material harm to the Company; (D) any act on the part of executive that constitutes a felony under the laws of the United States or any state thereof (provided, that if a executive is terminated for any action described in this clause (D) and the executive is never indicted in respect of such action, then the burden of establishing that such action occurred will be on the Company in respect of any proceeding related thereto between the parties and the standard of proof will be clear and convincing evidence (and if the Company fails to meet that standard, the Company will reimburse the executive for his reasonable legal fees in connection with that proceeding)); (E) the executive’s willful material misconduct in connection with his duties to the Company or any act or omission which is materially injurious to the financial condition or business reputation of the Company or any of its subsidiaries or affiliates, or (F) the executive’s breach of the provisions of the non-competition clause of these agreements. No act will be deemed to be “willful” if conducted in good faith with a reasonable belief that the conduct was in the best interests of the Company.

For purposes of these agreements, “constructive termination” is defined as (A) the failure of the Company to pay or cause to be paid the executive’s base salary or annual bonus (if any) when due; (B) a reduction in the executive’s base salary or target bonus opportunity percentage of base salary (excluding any change in value of equity incentives or a reduction in base salary affecting substantially all similarly situated executives by the same percentage of base salary); (C) any substantial and sustained diminution in the executive’s duties, authority or responsibilities as of April 2, 2007; (D) a relocation of the executive’s primary work location more than 50 miles without his prior written consent; (E) the failure to assign the executive’s employment agreement to a successor, and the failure of such successor to assume that employment agreement, in any public offering or change of control (each as defined in the Securityholders Agreement, dated April 2, 2007, described under “Item 13: Certain Relationships and Related Transactions—Securityholders Agreement of Peak Holdings LLC”); (F) a Company notice to the executive of the Company’s election not to extend the employment term; or, solely in the case of Jeffrey P. Ansell, (G) a failure to elect or reelect or the removal as a member of the board of directors; provided, that none of these events will constitute constructive termination unless the Company fails to cure the event within 30 days after notice is given by the executive specifying in reasonable detail the event which constitutes constructive termination; provided, further, that constructive termination will cease to exist for an event on the 60th day following the later of its occurrence or the executive’s knowledge thereof, unless the executive has given the Company notice thereof prior to such date.

In the event of an executive’s termination of employment that is not a qualifying termination or a termination due to death or disability, he will only be entitled to the accrued rights (as defined above).

For information with respect to potential payments to the named executive officers pursuant to their employment agreements upon termination or change of control, see the tables set forth under “—Potential Payments Upon Termination or Change in Control.”

Each of the agreements also contains non-competition provisions that limit the executive’s ability to engage in activity competing with our company for one year (or, in the case of Mr. Ansell, 18 months) after termination of employment.

Copies of these employment agreements are filed as Exhibits 10.1 through 10.4.

Grants of Plan-Based Awards for 2007

The following table provides supplemental information relating to grants of plan-based awards to help explain information provided above in our Summary Compensation Table.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payout Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Units (a) (#)	Grant Date Fair Value of Stock Awards (a) ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Target (a) (#)

Jeffrey P. Ansell	2007	$-	$750,000	$1,500,000
	April 2, 2007				1,687.50	562.50	$4,800,375

Craig Steeneck	2007	-	307,500	615,000
	April 2, 2007				577.50	192.50	1,642,795
	June 11, 2007				150.00	-	338,550

Michael J. Cramer	2007	-	100,000	150,000

William Toler	2007	-	318,750	637,500
	April 2, 2007				615.00	205.00	1,749,470
	June 18, 2007				150.00	-	338,550

William Darkoch	2007	-	262,500	525,000
	April 2, 2007				412.50	137.50	1,173,425

(a)

In connection with the Blackstone Transaction, Messrs. Ansell, Steeneck, Toler and Darkoch each purchased Class A-2 Units in our ultimate parent, Peak Holdings LLC. In addition, each was awarded profits interests in Peak Holdings LLC under the 2007 Unit Plan in the form of Class B-1, Class B-2 and Class B-3 Units. The 2007 Unit Plan is discussed above under Compensation Discussion & Analysis. The number of units and the fair value of the awards listed are for the total Class B profits interest units awarded.

Outstanding Equity Awards at 2007 Fiscal Year End

The following table provides information regarding outstanding awards made to our named executive officers as of our most recent fiscal year end.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (e) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (e) (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Jeffrey P. Ansell	562.5	(a)	$2,599,875	1,462.5	(a)	$6,759,675

Craig Steeneck	192.5	(b)	889,735	650.5	(b)	3,006,611

William Toler	205.0	(c)	947,510	683.0	(c)	3,156,826

William Darkoch	137.5	(d)	635,525	357.5	(d)	1,652,365

(a)

Assuming certain Company performance targets are met, Mr. Ansell’s unvested Class B profits interest units vest as follows: in fiscal 2008 – 337.5; in fiscal 2009 – 337.5; in fiscal 2010 – 337.5; in fiscal 2011 – 337.5; and in fiscal 2012 – 675.

(b)

Assuming certain Company performance targets are met, Mr. Steeneck’s unvested Class B profits interest units vest as follows: in fiscal 2008 – 165.5; in fiscal 2009 – 165.5; in fiscal 2010 – 165.5; in fiscal 2011 – 115.5; and in fiscal 2012 – 231.

(c)

Assuming certain Company performance targets are met, Mr. Toler’s unvested Class B profits interest units vest as follows: in fiscal 2008 – 173; in fiscal 2009 – 173; in fiscal 2010 – 173; in fiscal 2011 – 123; and in fiscal 2012 – 246.

(d)

Assuming certain Company performance targets are met, Mr. Darkoch’s unvested Class B profits interest units vest as follows: in fiscal 2008 – 82.5; in fiscal 2009 – 82.5; in fiscal 2010 – 82.5; in fiscal 2011 – 82.5; and in fiscal 2012 – 165.

(e)	The value ascribed to the vested units was calculated based upon an estimated market value of $4,622 per B unit.

Option Exercises and Stock Vested in 2007

The following table provides information regarding the amounts received by our named executive officers upon exercise of options or similar instruments or the vesting of stock or similar instruments during our most recent fiscal year.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (a) (#)	Value Received on Exercise (a) ($)	Number of Shares Acquired on Vesting (b) (#)	Value Received on Vesting (b) ($)

Jeffrey P. Ansell	4,000,000	$3,899,776	225.0	$1,039,950

Craig Steeneck	1,700,000	1,657,405	77.0	355,894

Michael J. Cramer	2,550,000	2,486,107	-	-

William Toler	2,000,000	1,949,888	82.0	379,004

William Darkoch	1,200,000	1,169,933	55.0	254,210

(a)

In connection with the Blackstone Transaction, all outstanding options of the Predecessor vested and were converted into the right to receive cash consideration. The value received represents the difference between the per share merger consideration paid ($1.975) and the options’ strike price ($1.00).

(b)

Based upon the achievement of the Company’s 2007 EBITDA targets, a portion of the Class B-2 Units vested. The value ascribed to the vested units was calculated based upon an estimated market value of $4,622 per unit.

Nonqualified Deferred Compensation for 2007

None of our named executive officers are currently in a nonqualified deferred compensation plan.

Pension Benefits for 2007

None of our named executive officers are currently in a defined benefit plan sponsored by us or our subsidiaries or affiliates.

Potential Payments Upon Termination or Change in Control

The following tables show the estimated amount of potential cash severance payable to each of the named executive officers, as well as the estimated value of continuing benefits, based on compensation and benefit levels in effect on December 30, 2007, assuming the executive’s employment terminated effective December 30, 2007. Due to the numerous factors involved in estimating these amounts, the actual value of benefits and amounts to be paid can only be determined upon an executive’s termination of employment.

In the tables below, the value of the accelerated stock vesting was based upon an estimated market value of Peak Holdings LLC Class B Units of $4,622 each. The value of accelerated stock vesting does not include unvested Class B-2 Units and Class B-3 Units that would vest upon a change of control only if certain internal rate of return targets were met because such targets had not been met as of December 30, 2007. The value of the health and welfare benefits in the tables below was estimated at $1,000 per month.

Jeffrey P. Ansell

	Voluntary Termination	Involuntary Termination Without Cause	Termination For Cause	Involuntary Termination For Good Reason	Change In Control	Disability	Death
Cash Severance	$—	$2,250,000	$—	$2,250,000	$—	$—	$—
Acceleration of Stock Vesting	—	—	—	—	3,639,825	—	—
Vested Stock Awards	—	1,039,950	—	1,039,950	—	—	—
Health and Welfare Benefits	—	18,000	—	18,000	—	—	—

Total	$—	$3,307,950	$—	$3,307,950	$3,639,825	$—	$—

Craig Steeneck

	Voluntary Termination	Involuntary Termination Without Cause	Termination For Cause	Involuntary Termination For Good Reason	Change In Control	Disability	Death
Cash Severance	$—	$717,500	$—	$717,500	$—	$—	$—
Acceleration of Stock Vesting	—	—	—	—	1,245,629	—	—
Vested Stock Awards	—	355,894	—	355,894	—	—	—
Health and Welfare Benefits	—	12,000	—	12,000	—	—	—

Total	$—	$1,085,394	$—	$1,085,394	$1,245,629	$—	$—

William Toler

	Voluntary Termination	Involuntary Termination Without Cause	Termination For Cause	Involuntary Termination For Good Reason	Change In Control	Disability	Death
Cash Severance	$—	$743,750	$—	$743,750	$—	$—	$—
Acceleration of Stock Vesting	—	—	—	—	1,326,514	—	—
Vested Stock Awards	—	379,004	—	379,004	—	—	—
Health and Welfare Benefits	—	12,000	—	12,000	—	—	—

Total	$—	$1,134,754	$—	$1,134,754	$1,326,514	$—	$—

William Darkoch

	Voluntary Termination	Involuntary Termination Without Cause	Termination For Cause	Involuntary Termination For Good Reason	Change In Control	Disability	Death
Cash Severance	$—	$572,500	$—	$572,500	$—	$—	$—
Acceleration of Stock Vesting	—	—	—	—	889,735	—	—
Vested Stock Awards	—	254,210	—	254,210	—	—	—
Health and Welfare Benefits	—	12,000	—	12,000	—	—	—

Total	$—	$838,710	$—	$838,710	$889,735	$—	$—

Michael J. Cramer Michael J. Cramer’s employment arrangement does not include any special provision for a post-employment payment. Therefore, in the event Mr. Cramer’s employment is terminated other than for cause, any post-employment payment would be paid under our existing severance plan. For employees at Mr. Cramer’s level, the severance benefit would be 16 weeks of compensation, which includes base salary only. The severance amount is currently estimated at $50,000.

Compensation of Directors

Prior to the Blackstone Transaction, our directors who were also our employees or employees of our 2003 Sponsors received no additional compensation for their services as director. Those directors who were not employees of us or our 2003 Sponsors were paid (1) an annual retainer of $25,000 to be paid quarterly in arrears and (2) an annual option grant of 10,000 options with a one-year vesting period. We also reimbursed our non-employee directors for reasonable expenses incurred to attend meetings of our board of directors or its committees.

Subsequent to the Blackstone Transaction, our directors who are also our employees or employees of Blackstone receive no additional compensation for their services as director. Mr. Deromedi’s compensation is discussed below under “Director Services Agreement.” Mr. Jimenez, who is neither an employee of the Company nor of Blackstone, receives (1) an annual retainer of $30,000 to be paid annually in arrears on April 2nd, (2) an annual payment of $10,000 for serving as Chairman of the Audit Committee, and (3) an annual option grant with an after-tax value of approximately $50,000.

The table below sets forth information regarding director compensation for the year ended December 30, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (a) ($)	Option Awards (a) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)

Terry Peets (b)	$6,250	$-	$6,300	$-	$-		$12,550

David R. Jessick (b)	6,250	-	6,300	-	-		12,550

Roger Deromedi (c)	219,231	309,954	-	300,000	7,685	(d)	836,870

Joseph Jimenez (c)	-	24,421	-	-	-		24,421

(a)	Stock Awards and Stock Option Grants were valued and expensed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R. The assumptions used in the valuation are discussed in note 5 to our consolidated financial statements for the year ended December 30, 2007.
(b)	Messrs. Peets and Jessick were directors for the Predecessor and resigned effective with the Blackstone Acquisition on April 2, 2007.
(c)	Messrs. Deromedi and Jimenez were appointed as directors effective with the Blackstone Acquisition on April 2, 2007.
(d)	For Mr. Deromedi “All other compensation” for includes contributions made by the Company to his 401(k) account and group life insurance in excess of $50,000.

Director Service Agreement

In connection with the Blackstone Transaction, on April 2, 2007, Crunch Holding Corp. entered into a director service agreement with Roger Deromedi that governs the terms of his services to the Company. The term of the agreement commenced on April 2, 2007 and ends on April 2, 2012; provided, however, that commencing on April 2, 2012 and on each April 2nd thereafter, the agreement term shall be extended for an additional one-year period unless the Company or Mr. Deromedi provides the other party 60 days’ prior notice before the next extension date that the term will not be so extended. This agreement is terminable by either party at any time; provided that Mr. Deromedi must give no less than 30 days’ notice prior to a resignation.

The director service agreement sets forth Mr. Deromedi’s annual fee of $300,000, which is payable in regular installments and states that Mr. Deromedi will be eligible to earn an annual bonus as a percentage of his annual fee with respect to each fiscal year (with a target percentage of 66.7%), based upon the sole discretion of the Board of Directors.

Pursuant to Mr. Deromedi’s agreement, if his services are terminated due to death or disability, he is entitled to receive (i) any base salary accrued through the date of termination, (ii) any annual bonus earned, but unpaid, as of the date of the termination and (iii) reimbursement of any unreimbursed business expenses properly incurred by the director prior to the date of termination (the payments described in (i) through (iii) being “accrued rights”).

Pursuant to the director service agreement, if Mr. Deromedi is terminated by us without “cause,” as defined under “—Employment Agreements,” or as a result of a constructive termination (as defined below), he is entitled to: (i) the accrued rights and (ii) subject to compliance with certain confidentiality, non-competition and non-solicitation covenants contained in his director service agreement and execution of a general release of claims on behalf of the Company, an amount equal to (x) one multiplied by (y) the sum of the annual base salary plus his target annual bonus, which shall be payable to him in equal installments in accordance with our normal payroll practices.

For purposes of Mr. Deromedi’s agreement, “constructive termination” means (A) the failure by us to pay or cause to be paid his annual compensation or annual bonus, if any, when due; (B) a reduction in his annual compensation (excluding any change in value of equity incentives or a reduction affecting substantially all senior managers); or (C) a material reduction or a material increase in his duties and responsibilities; provided, that none of these events constitutes constructive termination unless we fail to cure the event within 30 days after written notice is given by him specifying in reasonable detail the event that constitutes the constructive termination; provided, further, that constructive termination will cease to exist for an event on the 60th day following the later of its occurrence or his knowledge thereof, unless he has given us written notice thereof prior to such date.

If Mr. Deromedi’s services are terminated by us for “cause” or if he resigns for reasons other than as a result of a constructive termination, he will only be entitled to receive his accrued rights.

Mr. Deromedi’s agreement also contains non-competition provisions that limit his ability to engage in activity competing with our company for six months after termination of his services.

A copy of Mr. Deromedi’s agreement is filed as Exhibit 10.5.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of the Class A-1 and Class A-2 Units of our ultimate parent company, Peak Holdings LLC, a Delaware limited liability company, as of December 30, 2007 for (i) each individual or entity known by us to own beneficially more than 5% of the Class A-1 Units or Class A-2 Units of Peak Holdings LLC, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our directors and our executive officers as a group. The Class A-1 Units and the Class A-2 Units have equal voting rights. For additional information about the equity investment by certain members of our senior management, see “Item 10: Directors and Executive Officers of the Registrant—Equity Investment by Chairman and Executive Officers.”

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated Class A-1 Units and Class A-2 Units. Unless otherwise noted, the address of each beneficial owner of Class A-1 Units is 345 Park Avenue, New York, New York 10017, and the address of each beneficial owner of Class A-2 Units is c/o Pinnacle Foods Group LLC, 1 Old Bloomfield Avenue, Mt. Lakes, New Jersey 07046.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent
A-1	Blackstone Funds(1)	414,178,549	98%
A-2	Jeffrey P. Ansell	1,350,000	*
A-2	Craig Steeneck	575,000	*
A-2	William Toler(2)	699,003	*
A-2	William Darkoch	325,000	*
A-2	Roger Deromedi(3)	3,000,000	*
A-2	Joseph Jimenez	250,000	*
A-2	Directors and Executive Officers as a Group (nine persons)	7,138,056	1.7%

*	Less than one percent

(1)

Reflects beneficial ownership of 376,790,140 Class A-1 Units held by Blackstone Capital Partners V L.P., 22,270,893 Class A-1 Units held by Blackstone Capital Partners V-AC L.P., 12,989,425 Class A-1 Units held by Blackstone Family Investment Partnership V L.P., 1,216,966 Class A-1 Units held by Blackstone Family Investment Partnership V-A L.P. and 911,125 Class A-1 Units held by Blackstone Participation Partnership V L.P. (collectively, the “Blackstone Funds”). The general partner of all Blackstone Funds is Blackstone Management Associates V L.L.C. BMA V L.L.C. is the sole member of Blackstone Management Associates V L.L.C. Blackstone Holdings III L.P. is the managing member and majority in interest owner of BMA V L.L.C. Blackstone Holdings III L.P. is indirectly controlled by The Blackstone Group L.P. and is owned, directly or indirectly, by Blackstone professionals and The Blackstone Group L.P.

(2)	Mr. Toler individually holds 318,000 Class A-2 Units. The remaining units listed are held by Pensco Trust Co. as custodian for Mr. Toler’s retirement account.

(3)	All of the units are held in a revocable trust for the benefit of Mr. Deromedi.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Securityholders Agreement of Peak Holdings LLC

In connection with the Blackstone Transaction, Peak Holdings LLC, our ultimate parent company, entered into a securityholders agreement with the equity owners (Blackstone and management investors).

Under the securityholders agreement, each of the securityholders of Peak Holdings LLC agrees to take all necessary actions to cause the persons designated by Blackstone to be elected to the boards of directors of Peak Holdings LLC and each of its subsidiaries, including our company. The parties also agree to vote the securities of Peak Holdings LLC and its subsidiaries, including our company, as Blackstone directs in connection with the merger or consolidation of Peak Holdings LLC, the sale of all or substantially all its assets, the amendment of its organizational documents and certain other matters.

The securityholders agreement also restricts transfers by employee holders of securities of Peak Holdings LLC from transferring those securities prior to the earliest of a qualified public offering, a change of control and the seventh anniversary of the closing of the Blackstone Transaction (the “lapse date”), subject to exceptions, and grants Peak Holdings LLC a right of first refusal in connection with sales by employee holders on or after the lapse date and before a public offering by Peak Holdings LLC. The securityholders agreement also gives employee holders customary tag-along rights with respect to sales of securities held by Blackstone and gives Blackstone customary drag-along rights in connection with a change of control, subject in certain instances to a minimum threshold of sales by Blackstone.

The agreement grants Blackstone demand registration rights with respect to the securities of Peak Holdings LLC and grants all securityholders certain piggyback registration rights. The agreement contains customary indemnification provisions in connection with any such registration. A copy of the agreement is attached as Exhibit 10.15.

For additional information about the equity investment by certain members of our senior management in connection with the Blackstone Transaction, see “Item 10: Directors and Executive Officers of the Registrant—Equity Investment by Chairman and Executive Officers.”

Securityholders Agreement of Crunch Holding Corp.

In connection with the 2007 Stock Incentive Plan described under “Item 11: Executive Compensation—Compensation Discussion and Analysis—Elements of Compensation,” Crunch Holding Corp., the immediate subsidiary of Peak Holdings LLC, entered into a securityholders agreement with Peak Holdings LLC and the employee shareholders of Crunch Holding Corp. from time to time.

Under the securityholders agreement, each of the shareholders of Crunch Holding Corp. agrees to take all necessary actions to cause the persons designated by Peak Holdings LLC to be elected to the boards of directors of Crunch Holding Corp. and each of its subsidiaries, including our company. The parties also agree to vote the securities of Crunch Holding Corp. and its subsidiaries, including our company, as Peak Holdings LLC directs in connection with the merger or consolidation of Crunch Holding Corp., the sale of all or substantially all its assets, the amendment of its organizational documents and certain other matters.

The securityholders agreement also restricts transfers by employee holders of securities of Crunch Holding Corp. from transferring those securities prior to the earliest of a qualified public offering, a change of control and the seventh anniversary of the closing of the Blackstone Transaction (the “lapse date”), subject to exceptions, and grants Crunch Holding Corp. a right of first refusal in connection with sales by employee holders on or after the lapse date and before a public offering by Crunch Holding Corp. The securityholders agreement also gives Blackstone and Peak Holdings LLC customary drag-along rights in connection with a change of control. A copy of the agreement is attached as Exhibit 10.18.

Advisory Agreement

At the closing of the Blackstone Transaction, we and one or more of our parent companies entered into a transaction and advisory fee agreement with an affiliate of Blackstone pursuant to which such entity or its affiliates will provide certain strategic and structuring advice and assistance to us. In addition, under this agreement, affiliates of Blackstone will provide certain monitoring, advisory and consulting services to us for an aggregate annual management fee equal to $2.5 million for the year ended December 30, 2007, and the greater of $2.5 million or 1.0% of adjusted EBITDA (as defined in the credit agreement governing our new senior secured credit facilities) for each year thereafter. Affiliates of Blackstone also received reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with the Blackstone Transaction prior to the closing date and in connection with the provision of services pursuant to the agreement. In addition, pursuant to such agreement, an affiliate of Blackstone also received transaction fees totaling $21.9 million, which amount is contained within the $71.2 million of transaction costs discussed in Note 1 to the Consolidated Financial Statements for fiscal 2007 in connection with services provided by Blackstone and its affiliates related to the Blackstone Transaction. The agreement includes customary exculpation and indemnification provisions in favor of Blackstone and its affiliates. A copy of this agreement is attached as Exhibit 10.6.

Upon a change of control in our ownership, a sale of all of our assets, or an initial public offering of our equity, and in recognition of facilitation of such change of control, asset sale or public offering by affiliates of Blackstone, these affiliates of Blackstone may elect to receive, in lieu of annual payments of the management fee, a single lump sum cash payment equal to the then-present value of all then-current and future management fees payable under this agreement. The lump sum payment would only be payable to the extent that it is permitted under the indentures and other agreements governing our indebtedness.

Supplier Costs

Graham Packaging, which is owned by affiliates of Blackstone, supplies packaging for some of our products. Purchases from Graham Packaging were $8.7 million for the 39 weeks ended December 30, 2007.

Debt and Interest Expense

As of December, 2007, $29.8 million of our senior secured term loan was owed to Blackstone Advisors L.P., an affiliate of Blackstone. In addition, for the period April 2, 2007 to December 30, 2007, interest expense recognized in the Consolidated Statement of Operations for debt owed to Blackstone Advisors L.P. totaled $1.5 million.

Tax Sharing Agreement

On November 25, 2003, the Predecessor entered into a tax sharing agreement with Crunch Holding Corp. which provided that we will file U.S. federal income tax returns with Crunch Holding Corp. on a consolidated basis. This agreement further provided that we make distributions to Crunch Holding Corp., and Crunch Holding Corp. makes contributions to us, such that we incurred the expense for taxes generated by our business on the same basis as if we did not file consolidated tax returns. Aurora and its wholly owned subsidiary, Sea Coast, became party to the tax sharing agreement on March 19, 2004. PFF became party to the tax sharing agreement on April 2, 2007.

Related Person Transactions Prior to the Blackstone Transaction

Office Lease Space

Prior to the Blackstone Transaction, we leased office space owned by Barrington Properties, LLC, which is an affiliate of C. Dean Metropoulos, our former Chairman and Chief Executive Officer. In the 13 weeks ending April 2, 2007, fiscal 2006 and fiscal 2005, total rent paid under this lease was $26,000, $104,000 and $101,000, respectively. The lease required us to make leasehold improvements of approximately $318,000. The building, which included the office space leased by a subsidiary of the Predecessor, was sold by the owner on January 12, 2004. The lease was amended to reflect that the subsidiary moved to a different building in Greenwich, Connecticut also owned by Barrington Properties, LLC. The lease amendment ran through May 31, 2010. This agreement was terminated in connection with the Blackstone Transaction.

Airplane

In March 2004, our former subsidiary, Pinnacle Foods Management Corporation, entered into an agreement with Fairmont Aviation, LLC, an affiliate of C. Dean Metropoulos, our former Chairman and Chief Executive Officer, whereby Fairmont Aviation, LLC agreed to provide us with use of an aircraft. Subject to each parties’ termination rights, the agreement was scheduled to terminate in March 2010 and could be renewed on a month-to-month basis thereafter. In connection with the use of this aircraft, we paid net operating expenses of $688,000 for the 13 weeks ending April 2, 2007, $2,750,000 in fiscal 2006 and $2,750,000 in fiscal 2005. This agreement was terminated in connection with the Blackstone Transaction.

Member’s Agreement

In connection with the Aurora Merger, the shareholders of the Predecessor’s parent company entered into an amended and restated members’ agreement of Crunch Equity Holding, LLC, one of the shareholders of PFGI prior to the Blackstone Transaction (the “Members’ Agreement”). The Members’ Agreement, among other matters:

•	restricted the transfer of units of Crunch Equity Holding, LLC, subject to certain exceptions, and provided that all transferees must become a party to the Members’ Agreement;

•	provided for a board of managers of Crunch Equity Holding, LLC and a board of directors of Crunch Holding Corp. and Pinnacle Foods Corporation consisting of nine directors;

•	required each member of Crunch Equity Holding, LLC to vote all their shares for the election of the persons nominated as managers as provided above;

•	provided for a compensation committee and an audit committee, each consisting of at least three managers;

•

prohibited Crunch Equity Holding, LLC or any of its subsidiaries from taking certain actions, subject to carve outs provided in the Members’ Agreement, without the prior approval of the members of the board of managers affiliated with each of JPMP and JWC so long as in each case the members affiliated with the applicable 2003 Sponsor owns at least 25% of the Class A units owned by such party at the consummation of the Aurora Merger;

•

required the consent of CDM to any changes to the terms of the Class B, C, D or E units or any amendment to Crunch Equity Holding, LLC’s governance documents that would adversely affect CDM in a manner different from any other member;

•	required the consent of the Bondholders Trust to amend Crunch Equity Holding, LLC’s governance documents for so long as the Bondholders Trust holds at least 5% of the issued and outstanding units;

•	contained rights of certain unit holders to participate in transfers of Class A and Class B units by the 2003 Sponsors to third parties;

•

contained a right of first refusal by Crunch Equity Holding, LLC with respect to transfers of Class A and Class B units by members other than Bondholders Trust, and if Crunch Equity Holding, LLC did not exercise such right, grant the non-transferring members (other than Bondholders Trust) a right of first refusal;

•	granted the 2003 Sponsors and Crunch Equity Holding, LLC a right of first offer with respect to transfers of interests by members of Bondholders Trust;

•	granted the members certain preemptive rights;

•	required the consent of each of the 2003 Sponsors to effect a sale of Crunch Equity Holding, LLC, Aurora or Pinnacle Foods Corporation;

•

if CDM did not consent to (i) a sale of Crunch Equity Holding, LLC or Aurora or (ii) a liquidation in connection with a required initial public offering, granted JPMP and JWC, in the case of clause (i), and Bondholders Trust, in the case of clause (ii), the right to purchase all of CDM units at a purchase price equal to the product of (x) $10.75 million and (y) a percentage (which is not greater than 100%) representing the percentage on original investment of the capital returned to JPMP, JWC and the Bondholders Trust in connection with such transaction; and

•

if any of C. Dean Metropoulos, N. Michael Dion, Evan Metropoulos or Louis Pellicano voluntarily resigned from Aurora without good reason (as defined in his respective employment agreement) and other than as a result of disability (as defined in his employment agreement), granted Crunch Equity Holding, LLC, Pinnacle or Aurora the option to purchase the portion of CDM units reflecting such individual’s ownership in CDM (i) if such resignation was on or before November 25, 2004, at a purchase price equal to $10.75 million multiplied by such individual’s ownership percentage in CDM and (ii) if such resignation was after November 25, 2004 but on or before November 25, 2005, at a purchase price equal to the greater of (x) $10.75 million multiplied by such individual’s ownership percentage in CDM and (y) fair market value (without regard to any minority or illiquidity discounts).

The Members’ Agreement would terminate upon the sale, dissolution or liquidation of Crunch Equity Holding, LLC. This agreement was terminated in connection with the Blackstone Transaction.

Former Sponsor Management, Fee and Registration Rights Agreements

In connection with the acquisition of Pinnacle Foods Holding Corporation (“PFHC”) in November 2003, PFHC entered into a management agreement with JPMP and an affiliate of JWC whereby JPMP and the affiliate provided us with financial advisory and other services. Additionally, we entered into an agreement with CDM Capital LLC, an affiliate of CDM, whereby CDM received a fee in exchange for advisory services. These arrangements with the 2003 Sponsors also contained standard indemnification provisions by us of the 2003 Sponsors and upon the closing date of the Aurora Merger, PFGI assumed all of PFHC’s rights and obligations under the management and fee arrangements. In connection with the Aurora Merger, Crunch Holding Corp. entered into a registration rights agreement with members of Crunch Equity Holding, LLC. Pursuant to this agreement, affiliates of JPMP, affiliates of JWC, CDM and Bondholders Trust each received demand registration rights. These agreements were terminated in connection with the Blackstone Transaction.

Indemnity Agreement

In connection with the Aurora Merger, we entered into an indemnity agreement with the Bondholders Trust. Pursuant to the indemnity agreement, the Bondholders Trust was required to reimburse us in respect of losses resulting from liabilities other than those (a) reserved against on the balance sheet of Aurora delivered to Crunch Equity Holding, LLC pursuant to the agreement between Aurora and Crunch Equity Holding, LLC, dated November 25, 2003 (the “Merger Agreement”) (or not required under GAAP to be so reserved against), (b) entered into in the ordinary course of business, and (c) disclosed as of November 25, 2003; and claims by third parties which would give rise to a breach of any of the representations or warranties of Aurora set forth in the Merger Agreement.

The Bondholders Trust was not required to reimburse us for the first $1 million of such losses (subject to upward adjustment of up to $14 million depending on the level of Aurora’s net debt at closing) and its aggregate reimbursement obligation was not to exceed $30 million. Any claims for indemnification must have been made by us prior to the first anniversary of the closing date of the Aurora Merger. The Bondholders Trust could have satisfied its indemnification obligations by delivering Class A units (valued at $1,000 per unit) to Crunch Equity Holding, LLC for cancellation or by paying cash. The indemnity agreement was amended and restated on May 4, 2004 to provide that the $30 million cap be increased as further provided therein to the extent we were obligated to pay amounts in excess of $6.85 million to any prepetition lender in connection with the R2 Top Hat, Ltd. appeal described in “Item 3: Legal Proceedings—R2 appeal in Aurora bankruptcy.” This agreement was terminated in connection with the Blackstone Transaction.

Senior Secured Credit Facilities

JPMorgan Chase & Co. or one of its affiliates was a lender under our former senior secured credit facilities. J.P. Morgan Securities Inc. was an initial purchaser of the senior subordinated notes and both J.P. Morgan Securities Inc. and JPMorgan Chase & Co. were affiliates of JPMP Capital Corp., which owned approximately 25% of our Predecessor’s outstanding capital stock (on a fully diluted basis) and had the right under the Members’ Agreement to appoint three of our directors. JPMP Capital Corp. was an affiliate of J.P. Morgan Partners, LLC. Steven P. Murray, a partner of J.P. Morgan Partners, LLC, Kevin G. O’Brien, a principal of J.P. Morgan Partners, LLC, and Terry Peets, an advisor to J.P. Morgan Partners LLC, served as three of our directors. The senior secured credit facilities were paid off in connection with the Blackstone Transaction.

Financial Instruments

We entered into transactions for derivative financial instruments with JPMorgan Chase Bank to lower our exposure to interest rates, foreign currency, and natural gas prices. We incurred and paid $1.8 million for the settlement of foreign exchange swaps and natural gas swaps during fiscal 2006. We received total net cash for the settlement of interest rate swaps, foreign exchange swaps, and natural gas swaps totaling $6.9 million during fiscal 2005. JPMorgan Chase Bank ceased to be a related person following the Blackstone Transaction.

Expenses of Major Shareholder

As part of the Aurora Merger, we agreed to pay certain fees of the Bondholders Trust, which owned approximately 43% of Crunch Equity Holding, LLC. The Bondholders Trust primarily consisted of holders of Aurora’s senior subordinated notes, which elected to receive equity interests in Crunch Equity Holding, LLC as consideration in the Aurora Merger. We recognized in the Consolidated Statement of Operations fees on behalf of the Bondholder Trust totaling $0.4 million in each of the fiscal years 2006 and 2005. This agreement was terminated in connection with the Blackstone Transaction.

Director Independence

We have not made a determination that any of our directors is independent under the applicable standards of the New York Stock Exchange or any other standard. Because our securities are not listed on any stock exchange or inter-dealer quotation system, we are not subject to the independence standards of any such exchange or quotation system.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

APPROVAL PROCESS

Pursuant to a policy adopted by the Audit Committee in November 2007, the Audit Committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by PricewaterhouseCoopers, LLP, subject to the de minimus exceptions for permitted non-audit services described in Section 10A(i)(1)(B) of the 1934 Act which are approved by the Committee prior to the completion of the audit. PricewaterhouseCoopers LLP shall not be retained to perform certain prohibited non-audit functions set forth in Section 10A(g) and (h) of the 1934 Act and Rule 2-01(c)(4) of Regulation S-X of the SEC. Such pre-approval can be given as part of the Committee’s approval of the scope of the engagement of PricewaterhouseCoopers LLP or on an individual basis. The approved non-auditing services must be disclosed in the Company’s periodic public reports filed or submitted by it pursuant to Section 15(d) of the 1934 Act. The pre-approval of permitted non-auditing services can be delegated by the Committee to one or more of its members, but the decision must be presented to the full Committee at the next regularly scheduled Committee meeting.

INDEPENDENT AUDITOR’S FEES

Aggregate fees, including out-of-pocket expenses, for professional services rendered for the Company by PricewaterhouseCoopers LLP for the fiscal year ended December 30, 2007 and December 31, 2006:

	Fiscal year Ended December 30, 2007	Fiscal year Ended December 31, 2006
	(Dollars in thousands)
Audit	$972	$1,012
Audit related	293	96
Tax	15	39
All other	96	87

Total	$1,376	$1,234

AUDIT FEES

Audit fees for fiscal 2007 listed above are the aggregate fees, including out-of-pocket expenses, approved by the audit committee to be paid for professional services rendered by PricewaterhouseCoopers in connection with (i) the audit of the Company’s Consolidated Financial Statements as of and for the year ended December 30, 2007, (ii) the reviews of the Company’s unaudited consolidated interim financial statements as of April 1, 2007, July 1, 2007 and September 30, 2007 and (iii) assistance with review of debt offering documents and documents filed with the SEC.

Audit fees for fiscal 2006 listed above are the aggregate fees, including out-of-pocket expenses, approved by the audit committee to be paid for professional services rendered by PricewaterhouseCoopers in connection with (i) the audit of the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 and (ii) the reviews of the Company’s unaudited consolidated interim financial statements as of March 26, 2006, June 25, 2006 and September 24, 2006.

AUDIT-RELATED FEES

Audit-related services include due diligence related to potential acquisitions and audits of employee benefit plan audits.

TAX FEES

Tax fees consist of fees and out-of-pocket expenses for professional services rendered by PricewaterhouseCoopers in connection with tax compliance.

ALL OTHER FEES

All other fees consist primarily of tax services provided for Mr. C.D. Metropoulos, our former Chairman of the Board and Chief Executive Officer.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

a)	Documents filed as part of this report

1)	The Consolidated Financial Statements and accompanying reports of our independent registered public accounting firm are included in Item 8 of this 10-K.

2)	Exhibits

Exhibit Number	Description of exhibit
2.1

Agreement and Plan of Merger, dated as of February 10, 2007, by and among Crunch Holding Corp., Peak Holdings LLC and Peak Acquisition Corp. (previously filed as Exhibit 2.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

2.2

Agreement and Plan of Reorganization and Merger, by and between Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003 (previously filed as Exhibit 2.1 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.3

Amendment No. 1, dated January 8, 2004, to the Agreement and Plan of Reorganization and Merger, by and between Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003 (previously filed as Exhibit 2.2 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.4

Agreement and Plan of Merger, dated March 19, 2004, by and between Aurora Foods, Inc. and Pinnacle Foods Holding Corporation (previously filed as Exhibit 2.3 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.5

Asset Purchase Agreement, dated March 1, 2006, by and between The Dial Corporation and Pinnacle Foods Groups Inc. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Group Inc. filed with the SEC on March 1, 2006 (Commission File Number: 333-118390), and incorporated herein by reference).

3.1

Pinnacle Foods Finance LLC Certificate of Formation (previously filed as Exhibit 3.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.2

Pinnacle Foods Finance LLC Amended and Restated Limited Liability Company Agreement, dated as of April 2, 2007 (previously filed as Exhibit 3.2 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.3

Pinnacle Foods Finance Corp. Certificate of Incorporation (previously filed as Exhibit 3.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.4

Pinnacle Foods Finance Corp. Bylaws (previously filed as Exhibit 3.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.5

Pinnacle Foods Group LLC Certificate of Formation (previously filed as Exhibit 3.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.6

Pinnacle Foods Group LLC Limited Liability Company Agreement (previously filed as Exhibit 3.6 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.7

Pinnacle Foods International Corp. Certificate of Incorporation. (previously filed as Exhibit 3.7 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.8

Pinnacle Foods International Corp. Bylaws. (previously filed as Exhibit 3.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.9

State of Delaware Certificate of Conversion, dated September 25, 2007, converting Pinnacle Foods Group Inc. from a Corporation to a Limited Liability Company(previously filed as Exhibit 3.9 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.1

Senior Notes Indenture, dated as of April 2, 2007, among the Issuers, the Guarantors and the Trustee (previously filed as Exhibit 4.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.2

Senior Subordinated Notes Indenture, dated as of April 2, 2007, among the Issuers, the Guarantors and the Trustee (previously filed as Exhibit 4.2 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.3

Registrations Rights Agreement, dated as of April 2, 2007, among the Issuers, the Guarantors and Lehman Brothers Inc. and Goldman, Sachs & Co. (previously filed as Exhibit 4.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.4

Form of Rule 144A Global Note, 9.25% Senior Notes due 2015 (previously filed as Exhibit 4.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.5

Form of Regulation S Global Note, 9.25% Senior Notes due 2015 (previously filed as Exhibit 4.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.6

Form of Rule 144A Global Note, 10.625% Senior Subordinated Notes due 2017 (previously filed as Exhibit 4.6 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.7

Form of Regulation S Global Note, 10.625% Senior Subordinated Notes due 2017 (previously filed as Exhibit 4.7 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.8

Credit Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Lehman Commercial Paper Inc., Goldman Sachs Credit Partners L.P. and other lenders party hereto (previously filed as Exhibit 4.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.9

Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.9 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.10

Guaranty, dated as of April 2, 2007, among Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.10 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.11

Intellectual Property Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.11 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.1 +

Employment Agreement, dated April 2, 2007 (William Darkoch) (previously filed as Exhibit 10.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.2 +

Employment Agreement, dated April 2, 2007 (William Toler) (previously filed as Exhibit 10.2 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.3 +

Employment Agreement, dated April 2, 2007 (Jeffrey P. Ansell) (previously filed as Exhibit 10.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.4 +

Employment Agreement, dated April 2, 2007 (Craig Steeneck) (previously filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.5 +

Director Service Agreement, dated April 2, 2007 (Roger Deromedi) (previously filed as Exhibit 10.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.6

Transaction and Advisory Fee Agreement, dated as of April 2, 2007, between Peak Finance LLC and Blackstone Management Partners V L.L.C. (previously filed as Exhibit 10.6 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.7

Trademark License Agreement by and between The Dial Corporation and Conagra, Inc., dated July 1, 1995 (previously filed as Exhibit 10.33 to the Annual Report on Form 10-K of Pinnacle Foods Group Inc. for the fiscal year ended December 25, 2005 (Commission File Number: 333-118390), and incorporated herein by reference).

10.8

Tax Sharing Agreement, dated as of November 25, 2003, by and among Crunch Holding Corp., Pinnacle Foods Holding Corporation, Pinnacle Foods Corporation, Pinnacle Foods Management Corporation, Pinnacle Foods Brands Corporation, PF Sales (N. Central Region) Corp., PF Sales, LLC, PF Distribution, LLC, PF Standards Corporation, Pinnacle Foods International Corp., Peak Finance Holdings LLC, Pinnacle Foods Finance Corp., Pinnacle Foods Finance LLC and Pinnacle Foods Group LLC (previously filed as Exhibit 10.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.9

Lease, dated May 23, 2001, between Brandywine Operating Partnership, L.P. and Pinnacle Foods Corporation (Cherry Hill, New Jersey) (previously filed as Exhibit 10.25 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.10

Lease, dated August 10, 2001, between 485 Properties, LLC and Pinnacle Foods Corporation (Mountain Lakes, New Jersey); Amendment No. 1, dated November 23, 2001; Amendment No. 2, dated October 16, 2003 (previously filed as Exhibit 10.26 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.11

Swanson Trademark License Agreement (U.S.) by and between CSC Brands, Inc. and Vlasic International Brands Inc., dated as of March 24, 1998 (previously filed as Exhibit 10.27 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-1183900), and incorporated herein by reference).

10.12

Swanson Trademark License Agreement (Non-U.S.) by and between Campbell Soup Company and Vlasic International Brands Inc., dated as of March 26, 1998 (previously filed as Exhibit 10.28 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.13

Technology Sharing Agreement by and between Campbell Soup Company and Vlasic Foods International Inc., dated as of March 26, 1998 (previously filed as Exhibit 10.29 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.14

Amendment to Lease Agreement, dated February 10, 2007 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Group Inc. filed with the SEC on February 15, 2007 (Commission File Number: 333-118390), and incorporated herein by reference).

10.15

Securityholders Agreement, dated as of April 2, 2007, among Peak Holdings LLC and the other parties hereto (previously filed as Exhibit 10.15 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.16 +

Peak Holdings LLC 2007 Unit Plan, effective as of April 2, 2007 (previously filed as Exhibit 10.16 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.17 +

Peak Holdings LLC Form of Award Management Unit Subscription Agreement (previously filed as Exhibit 10.17 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.18

Securityholders Agreement, dated as of September 21, 2007 among Crunch Holding Corp. and the other parties hereto (previously filed as Exhibit 10.18 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.19 +

Crunch Holding Corp. 2007 Stock Incentive Plan, effective as of August 8, 2007 (previously filed as Exhibit 10.19 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.20 +

Crunch Holding Corp. 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.20 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.21

Trademark License Agreement, dated as of July 9, 1996, by and between The Quaker Oats Company, The Quaker Oats Company of Canada Limited and Van de Kamp’s, Inc. (previously filed as Exhibit 10.21 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

12.1	Computation of Ratios of Earnings to Fixed Charges.
14.1

Code of Ethics (previously filed as Exhibit 14.1 to the Registration Statement on Form S-4/A of Pinnacle Foods Group Inc. filed with the SEC on December 23, 2004, (Commission File Number: 333-118390), and incorporated herein by reference).

21.1

List of Subsidiaries (previously filed as Exhibit 21.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

24.1	Power of Attorney (included in signature pages).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

+	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

(A)

Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Form 10-K and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FOODS FINANCE LLC

By:	/s/ CRAIG STEENECK

Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	March 10, 2008

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ ROGER DEROMEDI By: Roger Deromedi	Chairman of the Board and Director	March 10, 2008

/s/ JEFFREY P. ANSELL By: Jeffrey P. Ansell	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2008

/s/ WILLIAM TOLER By: William Toler	President and Director	March 10, 2008

/s/ JOSEPH JIMENEZ By: Joseph Jimenez	Director	March 10, 2008

/s/ PRAKASH A. MELWANI By: Prakash A. Melwani	Director	March 10, 2008

/s/ SHERVIN KORANGY By: Shervin Korangy	Director	March 10, 2008

/s/ JASON GIORDANO By: Jason Giordano	Director	March 10, 2008

/s/ CRAIG STEENECK By: Craig Steeneck	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2008