Form 10-Q
period 2008-03-30
Pinnacle Foods Finance LLC
filed 2008-05-14
CIK 1420566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

Yes  ☑    No  ☐

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

Yes  ☐    No  ☑

As of May 14, 2008, there were outstanding 100 shares of common stock, par value $0.01 per share, of the Registrant.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

Unaudited consolidated financial statements begin on the following page

As discussed in Note 1 to the unaudited Consolidated Financial Statements, The Blackstone Group acquired the Company (as defined below) on April 2, 2007. Therefore, in accordance with Generally Accepted Accounting Principles and for purposes of identification and description, Pinnacle Foods Group Inc. (“PFGI”) (now know as Pinnacle Foods Group, LLC or “PFG LLC”) is referred to as the “Predecessor” for the period prior to the acquisition occurring on April 2, 2007, and Pinnacle Foods Finance LLC (“PFF” or the “Company”) is referred to as the “Successor” for the period subsequent to the acquisition.

As a point of clarification, the following financial statements that are presented on the pages indicated cover the time periods described below:

Page 2 - Consolidated Statements of Operations

•	Successor’s three months ended March 30, 2008.

•	Predecessor’s three months ended April 1, 2007.

Page 3 - Consolidated Balance Sheets

•	As of December 30, 2007 and March 30, 2008 for the Successor

Page 4 - Consolidated Statements of Cash Flows

•	Successor’s three months ended March 30, 2008.

•	Predecessor’s three months ended April 1, 2007.

Page 5 - Consolidated Statements of Shareholder’s Equity

•	Successor’s three months ended March 30, 2008.

•	Predecessor’s three months ended April 1, 2007.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts and where noted in millions)

	Three months ended
	Successor	Predecessor
	March 30, 2008	April 1, 2007
Net sales	$362,171	$376,587
Cost of products sold	286,755	292,019

Gross profit	75,416	84,568
Operating expenses
Marketing and selling expenses	27,686	32,044
Administrative expenses	12,272	13,779
Research and development expenses	945	1,102
Other (income) expense, net	(5,181)	1,913

Total operating expenses	35,722	48,838

Earnings before interest and taxes	39,694	35,730
Interest expense	38,926	20,217
Interest income	144	486

Earnings before income taxes	912	15,999
Provision for income taxes	8,259	6,370

Net (loss) earnings	$(7,347)	$9,629

See accompanying Notes to Unaudited Consolidated Financial Statements

See explanatory note on page 1 for a description of the periods presented.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share amounts and where noted in millions)

	March 30, 2008	December 30, 2007
Current assets:
Cash and cash equivalents	$38,664	$5,999
Accounts receivable, net	95,817	99,989
Inventories, net	151,460	166,590
Other current assets	6,791	5,923
Deferred tax assets	5,045	6,260

Total current assets	297,777	284,761
Plant assets, net	266,773	271,475
Tradenames	925,212	925,212
Other assets, net	185,358	190,213
Goodwill	995,271	995,418

Total assets	$2,670,391	$2,667,079

Current liabilities:
Notes payable	$601	$1,370
Current portion of long-term obligations	12,739	12,736
Accounts payable	66,416	63,976
Accrued trade marketing expense	38,561	29,112
Accrued liabilities	106,492	109,266
Accrued income taxes	72	1,851

Total current liabilities	224,881	218,311
Long-term debt (includes $34,762 and $29,850 owed to related parties)	1,752,878	1,756,065
Pension and other postretirement benefits	8,684	8,406
Other long-term liabilities	49,082	28,115
Deferred tax liabilities	302,851	296,567

Total liabilities	2,338,376	2,307,464
Commitments and contingencies
Shareholder’s equity:
Pinnacle Common stock: par value $.01 per share, 100 shares authorized, issued 100 shares	—	—
Additional paid-in-capital	426,953	426,754
Accumulated other comprehensive income (loss)	(38,882)	(18,430)
Accumulated deficit	(56,056)	(48,709)

Total shareholder’s equity	332,015	359,615

Total liabilities and shareholder’s equity	$2,670,391	$2,667,079

See accompanying Notes to Unaudited Consolidated Financial Statements

See explanatory note on page 1 for a description of the periods presented.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands, except share amounts and where noted in millions)

	Three months ended
	Successor	Predecessor
	March 30, 2008	April 1, 2007
Cash flows from operating activities
Net (loss) earnings from operations	$(7,347)	$9,629
Non-cash charges (credits) to net earnings (loss)
Depreciation and amortization	14,525	10,163
Gain on litigation settlement	(10,010)	—
Amortization of debt acquisition costs	1,164	1,977
Amortization of bond premium	—	(149)
Change in value of financial instruments	(1,719)	1,247
Stock-based compensation charge	250	405
Postretirement healthcare benefits	18	294
Pension expense	243	360
Other long-term liabilities	254	2,464
Deferred income taxes	7,499	6,299
Changes in working capital
Accounts receivable	3,947	(18,339)
Inventories	14,876	20,045
Accrued trade marketing expense	9,591	2,754
Accounts payable	2,437	14,286
Accrued liabilities	7,040	4,113
Other current assets	(377)	136

Net cash provided by operating activities	42,391	55,684

Cash flows from investing activities
Capital expenditures	(5,029)	(5,027)

Net cash used in investing activities	(5,029)	(5,027)

Cash flows from financing activities
Change in bank overdrafts	—	(908)
Repayment of capital lease obligations	(59)	(55)
Equity contribution	—	26
Reductions of equity contributions	(52)	—
Debt acquisition costs	(664)	—
Repayments of notes payable	(769)	(210)
Repayments of long term obligations	(3,125)	(45,146)

Net cash used in financing activities	(4,669)	(46,293)

Effect of exchange rate changes on cash	(28)	—
Net change in cash and cash equivalents	32,665	4,364
Cash and cash equivalents - beginning of period	5,999	12,337

Cash and cash equivalents - end of period	$38,664	$16,701

Supplemental disclosures of cash flow information:
Interest paid	$25,922	$9,135
Interest received	144	486
Income taxes paid	2,559	103
Non-cash investing activity:
Capital lease activity	—	(1,129)

See accompanying Notes to Unaudited Consolidated Financial Statements

See explanatory note on page 1 for a description of the periods presented.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)

(in thousands, except share amounts and where noted in millions)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Carryover of Predecessor basis of net assets	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
	Shares	Amount
Predecessor
Balance at December 31, 2006	100	$—	$573,403	$(117,871)	$(17,338)	$161	$438,355

Effect of initially applying FASB Interpretation No. 48				(260)			(260)
Equity contribution:
Cash			26				26
Equity related compensation			405				405
Comprehensive income:
Net earnings				9,629			9,629
Foreign currency translation						(4)	(4)

Total comprehensive earnings							9,625

Balance at April 1, 2007	100	$—	$573,834	$(108,502)	$(17,338)	$157	$448,151

Successor
Balance at December 30, 2007	100	$—	$426,754	$(48,709)	$—	$(18,430)	$359,615

Equity contribution:
Reduction in equity contributions			(52)				(52)
Equity related compensation			250				250
Comprehensive income:
Net loss				(7,347)			(7,347)
Swap mark to market adjustment, net of income taxes						(19,986)	(19,986)
Foreign currency translation						(466)	(466)

Total comprehensive earnings							(27,799)

Balance at March 30, 2008	100	$—	$426,953	$(56,056)	$—	$(38,882)	$332,015

See accompanying Notes to Unaudited Consolidated Financial Statements

See explanatory note on page 1 for a description of the periods presented.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

1.	Summary of Business Activities

Business Overview

Pinnacle Foods Finance LLC (hereafter referred to as the “Company” or “PFF”) is a leading manufacturer, marketer and distributor of high quality, branded convenience food products, the products and operations of which are managed and reported in two operating segments: (i) dry foods and (ii) frozen foods. The Company’s dry foods segment consists primarily of Duncan Hines® baking mixes and frostings, Vlasic® pickles, peppers and relish products, Mrs. Butterworth’s® and Log Cabin® syrups and pancake mixes, Armour® canned meats and Open Pit® barbecue sauce, as well as food service and private label products. The Company’s frozen foods segment consists primarily of Hungry-Man® and Swanson® frozen foods products, Mrs. Paul’s® and Van de Kamp’s® frozen seafood, Aunt Jemima® frozen breakfasts, Lender’s® bagels and Celeste® frozen pizza, as well as food service and private label products.

The Blackstone Transaction

On February 10, 2007, Crunch Holding Corp. (“CHC”), the parent Company of Pinnacle Foods Group Inc. (“PFGI”), entered into an Agreement and Plan of Merger with Peak Holdings LLC (“Peak Holdings”), a Delaware limited liability company controlled by affiliates of The Blackstone Group, Peak Acquisition Corp. (“Peak Acquisition”), a wholly owned subsidiary of Peak Holdings, and Peak Finance LLC (“Peak Finance”), an indirect wholly owned subsidiary of Peak Acquisition, providing for the acquisition of CHC. Under the terms of the Agreement and Plan of Merger, the purchase price for CHC was $2,162.5 million in cash less the amount of indebtedness (including capital lease obligations) of CHC and its subsidiaries outstanding immediately prior to the closing and certain transaction costs, subject to purchase price adjustments based on the balance of working capital and indebtedness as of the closing. Pursuant to the Agreement and Plan of Merger, immediately prior to the closing, CHC contributed all of the outstanding shares of capital stock of its wholly owned subsidiary PFGI, to a newly-formed Delaware limited liability company, PFF. At the closing, Peak Acquisition merged with and into CHC, with CHC as the surviving corporation, and Peak Finance merged with and into PFF, with PFF as the surviving entity.

As a result of the Merger, CHC became a wholly-owned subsidiary of Peak Holdings. This transaction closed on April 2, 2007 (the “Blackstone Transaction”).

For purposes of identification and description, PFGI is referred to as the “Predecessor” for the period prior to the Blackstone Transaction occurring on April 2, 2007, and Pinnacle Foods Finance LLC (“PFF” or the “Company”) is referred to as the “Successor” for the period subsequent to the Blackstone Transaction.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

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

Based upon the final allocation, the value assigned to intangible assets and goodwill totaled $2,098.4 million. Of the total intangible assets, $52.8 million has been assigned to recipes and formulas, with $23.5 million allocated to the dry foods segment and $29.3 million allocated to the frozen foods segment. The recipes and formulas are being amortized over 10 years. In addition, $122.7 million has been assigned to customer relationships, with $54.8 million allocated to the dry foods segment and $67.9 million allocated to the frozen segment. Customer relationships are being amortized on an accelerated basis over seven years for foodservice and private label relationships and forty years for distributor relationships. The Company has also assigned $926.4 million to the value of the tradenames acquired, with $684.0 million allocated to the dry foods segment and $242.4 million allocated to the frozen foods segment. The values of the tradenames are not subject to amortization but are reviewed annually for impairment. Goodwill, which is also not subject to amortization, totaled $996.5 million, with $652.4 million allocated to the dry foods segment and $344.1 million allocated to the frozen foods segment. No new tax-deductible goodwill or intangible assets were created as a result of the Blackstone Transaction, but historical tax-deductible goodwill and intangible assets in the amount of $603 million existed as of the acquisition date.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

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

Other Blackstone Transaction-Related Matters

Immediately prior to closing, pursuant to their original terms, all of the Predecessor’s outstanding stock options vested and the Predecessor exercised its purchase option to purchase at fair value all of the shares of common stock to be acquired by exercise of options held by employees pursuant to the Predecessor’s Stock Option Plan. As a result, compensation expense of approximately $8.4 million was recorded in the Consolidated Statement of Operations of the Predecessor on April 2, 2007 (the first day of the second quarter), immediately before the Blackstone Transaction related to the fair value of the options exercised.

On March 8, 2007, the Predecessor commenced a cash tender offer to purchase any and all of the outstanding 8.25% Senior Subordinated Notes due 2013 of the Predecessor (the “Predecessor Notes”), and a related consent solicitation to amend the indenture pursuant to which the Predecessor Notes were issued. The tender offer and consent solicitation were made in connection with the Blackstone Transaction. The tender offer and consent solicitation were made upon the terms and conditions set forth in an Offer to Purchase and Consent Solicitation Statement dated March 8, 2007 and the related Consent and Letter of Transmittal. The total transaction cost of the cash tender offer for the Predecessor Notes was $35.5 million and was recorded as a charge in the Consolidated Statement of Operations of the Predecessor on April 2, 2007 (the first day of the second quarter), immediately before the Blackstone Transaction.

Due to the cash tender offer for the Predecessor Notes and the repayment in full of the Predecessor’s senior secured credit facility, which were both done in connection with the Blackstone Transaction, the Predecessor recorded in the Consolidated Statement of Operations of the Predecessor on April 2, 2007 (the first day of the second quarter), immediately before the Blackstone Transaction a charge of $24.1 million for the unamortized portion of the deferred financing costs and a credit of $5.2 million for the unamortized portion of the original issue premium on the Predecessor Notes.

The closing of the transaction represented a change in control under certain Predecessor contracts, including the former Chairman’s employment agreement as well as contracts with affiliates of the former Chairman. As a result, the Predecessor was required to pay $12.9 million pursuant to these agreements and recorded a charge for such amount in the Consolidated Statement of Operations of the Predecessor on April 2, 2007 (the first day of the second quarter), immediately before the Blackstone Transaction.

The Management Agreement between the Predecessor and JPMorgan Partners, LLC and J.W. Childs Associates, L.P. was terminated at closing.

Pro forma Information

The following schedule includes consolidated statements of operations data for the unaudited pro forma results for the three months ended April 1, 2007 as if the Blackstone Transaction had occurred as of the beginning of fiscal 2007. The pro forma information includes the actual results with pro forma adjustments for the change in interest expense related to the new financing, purchase accounting adjustments related to fixed assets, intangible assets, pension and other post-employment benefit liabilities, the cancellation of certain contracts of the Predecessor and related adjustments to the provision for income taxes.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

The unaudited pro forma information is provided for illustrative purposes only. It does not purport to represent what the consolidated results of operations would have been had the Blackstone Transaction occurred on the dates indicated above, nor does it purport to project the consolidated results of operations for any future period or as of any future date.

Three months ended April 1, 2007
Net sales	$376,587
Earnings before interest and taxes	$31,642
Net loss	$(16,270)

Pro forma depreciation and amortization expense included above was $15,312 for the three months ended April 1, 2007.

2.	Interim Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of March 30, 2008, and the results of operations and cash flows for the Predecessor for the three months ended April 1, 2007 and for the Successor for the three months ended March 30, 2008. The results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 30, 2007.

3.	Fair Value Measurements

In the first quarter of 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect our own assumptions.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Our population of financial assets and liabilities subject to recurring fair value measurements and the necessary disclosures are as follows:

	Fair Value As of March 30, 2008	Fair Value Measurements at March 30, 2008 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Natural gas derivatives	$202	$—	$202	$—
Foreign currency derivatives	1,497		1,497

Total assets at fair value	$1,699	$—	$1,699	$—

Liabilities
Interest rate derivatives	$45,546	$—	$45,546	$—
Foreign currency derivatives	773		773

Total liabilities at fair value	$46,319	$—	$46,319	$—

The fair values for interest rate, foreign currency and natural gas derivatives are based on quoted market prices from various banks for similar instruments.

4.	Other (Income) Expense, net

	Three months ended
	Successor	Predecessor
	March 30, 2008	April 1, 2007
Other (income) expense consists of:
Restructuring and impairment charges	$—	$46
Amortization of intangibles/other assets	4,796	1,911
Gain on litigation settlement	(10,010)	—
Royalty expense (income), net and other	33	(44)

Total other (income) expense	$(5,181)	$1,913

Restructuring charges. The Company incurred costs and asset write-downs in connection with the planned shutdown of the Omaha, Nebraska and Erie, Pennsylvania facilities.

Gain on litigation settlement – On April 17, 2008, the Company settled a lawsuit with R2 Top Hat, Ltd., relating to its claim against Aurora Foods Inc., which merged with the Company in March 2004. Under the settlement, the Company paid R2 $10 million in full payment of its portion of the excess leverage fees related to the Aurora prepetition bank facility, all related interest and all other out-of-pocket costs. After this settlement, there are no remaining contingencies related to the excess leverage fees under the Aurora prepetition bank facility. Accordingly, the remaining $10.0 million accrued liability assumed in the merger with Aurora and fair valued at $20.1 million in the purchase price allocation for the Blackstone Transaction was reduced to $0 and the related credit, net of related expenses, was recorded in Other expense (income), net in the Consolidated Statement of Operations.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

5.	Inventories

	Successor	Predecessor
	March 30, 2008	December 30, 2007
Raw materials, containers and supplies	$44,857	$43,605
Finished product	108,634	124,831

	153,491	168,436
Reserves	(2,031)	(1,846)

Total	$151,460	$166,590

Reserves represent amounts necessary to adjust the carrying value of inventories to the lower of cost or net realizable value, including any costs to sell or dispose.

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

6.	Goodwill and Other Assets

Goodwill

	Dry Foods	Frozen Foods	Total
Balance, December 30, 2007	$651,758	$343,660	$995,418
Settlement of pre-acquisition liabilities	(96)	(51)	(147)

Balance, March 30, 2008	$651,662	$343,609	$995,271

Other Assets

	March 30, 2008	December 30, 2007
Amortizable intangibles, net of accumulated amortization of $21,375 and $16,579, respectively	$154,098	$158,892
Deferred financing costs, net of accumulated amortization of $10,053 and $8,889, respectively	30,473	30,974
Foreign Currency Swap (see Note 9)	787	347

Total	$185,358	$190,213

In fiscal 2007, The Blackstone Transaction was accounted for in accordance of SFAS No. 141, “Business Combinations,” and resulted in $175,471 in amortizable intangibles for the Successor; $52,810 was allocated to recipes with a life of ten years and $122,661 was allocated to customer relationships with useful lives ranging between 7 and 40 years.

Amortization during the three months ended March 30, 2008 was $4,796. Estimated amortization expense for each of the next five years and thereafter is as follows: 2008 - $14,388, 2009 - $16,088, 2010 - $12,917, 2011 - $12,749, 2012 - $12,589 and thereafter - $85,366. Amortization expense during the three months ended April 1, 2007 was $1,911.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Deferred financing costs, which relate to the Senior Secured Credit Facility, Senior Notes and Senior Subordinated Notes entered into in connection with the Blackstone Transaction amounted to $40,526. Amortization during the three months ended March 30, 2008 was $1,164. Amortization expense during the three months ended April 1, 2007 was $1,977.

7.	Debt and Interest Expense

	March 30, 2008	December 30, 2007
Notes payable	$601	$1,370

Long-term debt
- Senior secured credit facility - term loan	$1,240,625	$1,243,750
- 9.25% Senior notes	325,000	325,000
- 10.625% Senior subordinated notes	199,000	199,000
- Capital lease obligations	992	1,051

	1,765,617	1,768,801
Less: current portion of long-term obligations	12,739	12,736

Total long-term debt	$1,752,878	$1,756,065

Interest expense

	Successor	Predecessor
	Three months ended March 30, 2008	Three months ended April 1, 2007
Third party interest expense	$37,594	$19,792
Related party interest expense	659	9
Interest rate swap (gains) losses (Note 9)	673	416

	$38,926	$20,217

As part of the Blackstone Transaction as described in Note 1, Peak Finance LLC entered into a $1,375.0 million credit agreement (the “Credit Agreement”) in the form of (i) Term Loans in an initial aggregate amount of $1,250.0 million (the “Senior Secured Credit Facility”) and (ii) Revolving Credit Commitments in the initial aggregate amount of $125.0 million (the “Revolving Credit Facility”). The term loan matures April 2, 2014. The Revolving Credit Facility matures April 2, 2013. There were no borrowings outstanding under the Revolving Credit Facility as of December 30, 2007 and March 30, 2008. Peak Finance LLC merged with and into PFF on April 2, 2007 at the closing of the Blackstone Transaction.

The amount of the term loan that was owed to affiliates of the Blackstone Group as of December 30, 2007 and March 30, 2008, was $29,850 and $34,762, respectively.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

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

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility for the Successor. For the three months ended March 30, 2008, the weighted average interest rate on the term loan was 7.49% for the Successor. Borrowings under the revolving credit facility amounted to $10.0 million during the first quarter of 2008 and were subsequently paid back. For the three months ended March 30, 2008, the weighted average interest rate on the Revolving Credit Facility was 7.38% for the Successor. As of March 30, 2008, the Eurodollar interest rate on the term loan facility was 7.41% for the Successor.

A commitment fee of 0.50% per annum was applied to the unused portion of the Revolving Credit Facility for the Predecessor. For the three months ended April 1, 2007, the weighted average interest rate on the term loan was 7.36% for the Predecessor. There were no borrowings under the revolving credit facility during the first quarter of 2007.

The Company pays a fee for all outstanding letters of credit drawn against our Revolving Credit Facility at an annual rate equivalent to the Applicable Rate then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility agreement cannot exceed $25,000. As of March 30, 2008 and December 30, 2007, the Company utilized $11,127 and $9,757, respectively of the Revolving Credit Facility for letters of credit. Of the $125,000 revolving credit facility available, the Company had an unused balance of $113,873 and $115,243 available for future borrowing and letters of credit as of March 30, 2008 and December 30, 2007, respectively. The remaining amount that can be used for letters of credit as of March 30, 2008 and December 30, 2007 was $13,873 and $15,243, respectively.

The term loan matures in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the term loan outstanding as of March 30, 2008 are $9.4 million in 2008, $12.5 million in 2009, $12.5 million in 2010, $12.5 million in 2011, $12.5 million in 2012 and $1,181.25 million thereafter.

On April 2, 2007, as part of the Blackstone Transaction described in Note 1, the Company issued $325.0 million of 9.25% Senior Notes (the “Senior Notes”) due 2015, and $250.0 million of 10.625% Senior Subordinated Notes (the “Senior Subordinated Notes”) due 2017. The Senior Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior secured indebtedness of the Company and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company. The Senior Subordinated Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company. See Note 15 for Guarantor and Nonguarantor Financial Statements.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

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

The Company may redeem the Senior Notes or the Senior Subordinated Notes at the redemption prices listed below, if redeemed during the twelve-month period beginning on April 1st of each of the years indicated below:

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

In December 2007, the Company repurchased $51.0 million in aggregate principal amount of the 10.625% Senior Subordinated Notes at a discount price of $44.2 million. The Company currently has outstanding $199.0 million in aggregate principal amount of Senior Subordinated Notes.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

8.	Pension and Retirement Plans

As of March 30, 2008, the Company maintains a noncontributory defined benefit pension plan that covers eligible union employees and provides benefits generally based on years of service and employees’ compensation. The Company’s pension plan is funded in conformity with the funding requirements of applicable government regulations. As disclosed in the Company’s Consolidated Financial Statements for the fiscal year ended December 30, 2007, the Company expected to make contributions totaling $2.5 million during the current fiscal year.

The Company also maintains a postretirement benefits plan that provides health care and life insurance benefits to eligible retirees, covers most U.S. employees and their dependents and is self-funded. Employees who have 10 years of service after the age of 45 and retire are eligible to participate in the postretirement benefit plan. Upon amendments that became effective on May 23, 2004, the Company’s net out-of-pocket costs for postretirement health care benefits were substantially reduced as certain retired employees are now required to pay 100% of the monthly premium cost, as calculated by the Company’s insurance administrator.

Pension Benefits

	Three months ended
	Successor	Predecessor
	March 30, 2008	April 1, 2007
Service cost	$473	$472
Interest cost	1,000	980
Expected return on assets	(1,079)	(1,092)

Net periodic benefit cost	$394	$360

Other Postretirement Benefits

	Three months ended
	Successor	Predecessor
	March 30, 2008	April 1, 2007
Service cost	$2	$246
Interest cost	16	132
Amortization of:
Unrecognized prior service cost (credit)	—	(84)

Net periodic benefit cost	$18	$294

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs and a federal subsidy to sponsors of certain retiree medical plans. The Company sponsors medical programs for certain of its U.S. retirees and expects that this legislation may eventually reduce the costs for some of these programs. However, due to the relatively small number of participants, the measure of the net periodic post retirement benefit costs does not reflect any amount associated with the subsidy. Therefore, this legislation has not had a material impact on the Company’s consolidated financial statements.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

9.	Financial Instruments

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

Prior to the Blackstone Transaction, the Predecessor had entered into interest rate swap agreements with counterparties to effectively change a portion of the floating rate payments on its senior secured credit facilities into fixed rate payments. As of April 1, 2007, the fair value of the interest rate swaps was a net loss of $2,299, which was recorded as a long term liability.

After the Blackstone Transaction was completed, the Successor entered into a new interest rate swap agreement and an interest rate collar agreement with Lehman Brothers.

In accordance with SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities”, the Company has designated the interest rate swap as a cash flow hedge of the risk of changes attributable to interest rate risk in the Company’s first previously unhedged LIBOR-indexed interest payments made each quarter until the maturity date of the swap that, in the aggregate for each period, are interest payments on an amount of debt principal corresponding to the outstanding swap notional amount of the Company’s then-existing LIBOR-based floating rate debt that reprices on and then closest following the second day of each January, April, July and October (the hedged transactions). The interest rate swap contains the following terms:

•	Notional amount: $976,250 amortizing to $63,651

•	Fixed rate: 4.958%

•	Index: 3 mo. USD-LIBOR-BBA

•	Effective Date: April 2, 2007

•	Maturity Date: April 2, 2012

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

As of March 30, 2008, the fair value of the interest rate swap and collar contracts was a loss of $45,406, of which $44,865 is recorded in the Other long-term liabilities and $541 is recorded in the Accrued liabilities lines on the Consolidated Balance Sheet with the offsetting loss recorded as a component of Accumulated other comprehensive (loss) income. As of December 30, 2007, the fair value of the interest rate swap and collar contract as a loss of $24,135 which was recorded in the Other long-term liabilities line on the Consolidated Balance Sheet.

In March 2008, the Company entered into an interest rate basis swap agreement with Goldman Sachs Capital Markets LP to effectively change the spread at which the Company pays interest from the 3 month LIBOR rate to the 1 month LIBOR rate. The agreement contains the following terms:

•	Notional amount: $390,000

•	Index 1: 3 month USD-LIBOR-BBA

•	Index 1 Payer: Pinnacle Foods Finance LLC

•	Index 2: 1 month USD-LIBOR-BBA

•	Index 2 Payer: Goldman Sachs Capital Markets LP

•	Effective Date: April 2, 2008

•	Maturity Date: December 26, 2008

This swap was not designated as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of March 30, 2008, the fair value of the interest rate swap was a net loss of $140, which was recorded as a component of Interest expense in the Consolidated Statement of Operations and is included in Accrued liabilities on the Consolidated Balance Sheet.

Gains and losses on the interest rate swaps, which were recorded as either adjustment to interest expense on the Consolidated Statement of Operations or as an adjustment to Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets, are detailed below:

Interest Rate Swaps

	Successor	Predecessor
	Three months ended March 30, 2008	Three months ended April 1, 2007
Mark to market loss recorded in Accumulated other comprehensive (loss) income	$(20,730)	$—
Mark to market loss recorded in the Consolidated Statement of Operations	(140)	(1,452)
Realized (loss)/gain recorded in the Consolidated Statement of Operations	(534)	1,036

Net loss on interest rate swaps	$(21,404)	$(416)

Commodity Risk

The Company entered into natural gas swap transactions to lower the Company’s exposure to the price of natural gas. As of March 30, 2008, one trade remained that matures in June 2008 with a quantity of 75,000 MMBTU’s. The Company paid a fixed price of $7.24 per MMBTU, with settlements monthly. As of March 30, 2008, the fair value of the natural gas swap was a gain of $202, and is recorded in Other current assets on the Consolidated Balance Sheets. As of December 30, 2007, the fair value of the natural gas swaps was a loss of $77 and is recorded in Accrued liabilities on the Consolidated Balance Sheets.

The swap contracts were not designated as hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Gains and losses on the natural gas swaps, which were recorded as a component of cost of products sold in the Consolidated Statement of Operations, are detailed below:

Natural Gas Swaps

	Successor	Predecessor
	Three months ended March 30, 2008	Three months ended April 1, 2007
Mark to market gain recorded in the Consolidated Statement of Operations	$279	$205
Realized gain/(loss) recorded in the Consolidated Statement of Operations	34	(84)

Net gain on natural gas swaps	$313	$121

Foreign Exchange Risk

The Company entered into various types of foreign currency contracts to lower the Company’s exposure to the exchange rate between the U.S. dollar and the Canadian dollar with two vendors: Lehman Brothers and the Union Bank of California. Each agreement was based upon a notional amount in Canadian dollars, which is expected to approximate a portion of the amount of the Company’s Canadian subsidiary’s U.S. dollar-denominated purchases for the month.

The contracts with Lehman Brothers were entered into in April 2007 and were not designated as hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The trades outstanding as of March 30, 2008 run through December 2008. As of March 30, 2008, the fair value of the Lehman foreign currency exchange contracts was a loss of $773, which is recorded in Accrued liabilities in the Consolidated Balance Sheets. The offsetting loss was recorded as an adjustment to cost of products sold. As of December 30, 2007, the fair value of the Lehman foreign currency exchange contracts was a loss of $2,353, which is recorded in Accrued liabilities in the Consolidated Balance Sheets.

Contracts with the Union Bank of California were entered into in October 2007 and, in accordance with SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities”, were designated as a cash flow hedge. SFAS No. 133 states that foreign currency risk associated with these transactions can be designated as a hedge since (1) they are in a currency (CAD) other than the Company’s functional currency (USD), (2) they have a high probability of occurring since the contract values approximate a portion of the amount of the Company’s Canadian subsidiary’s U.S. dollar-denominated purchases for the month and (3) the foreign currency risk associated with these transactions affects consolidated earnings. The exchange rate swap contracts contains the following terms:

•	Notional amounts: $1,000 - $1,750 CAD

•	CAD to USD Exchange Rates: .966 - .971

•	Maturity Dates: May 2008 – Dec 2009

As of March 30, 2008, the fair value of the Union Bank of California foreign currency swap contracts was a gain of $1,497, of which $710 is recorded in Other current assets and $787 is recorded in Other assets, net on the Consolidated Balance Sheets. The offsetting gain is recorded as a component of Accumulated other comprehensive (loss) income. As of December 30, 2007, the fair value of the Union Bank of California foreign currency exchange contracts was a gain of $752, of which $406 was recorded in Other current assets and $347 is recorded in Other assets, net on the Consolidated Balance Sheets.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Gains and losses on the foreign currency exchange swaps, which were recorded as either an adjustment to cost of products sold on the Consolidated Statement of Operations, or as an adjustment to Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets, are detailed below.

Foreign Currency Swaps

	Successor	Predecessor
	Three months ended March 30, 2008	Three months ended April 1, 2007
Mark to market gain recorded in Accumulated other comprehensive (loss) income	$745	$—
Mark to market gain recorded in the Consolidated Statement of Operations	1,580	—
Realized loss recorded in the Consolidated Statement of Operations	(235)	—

Net gain on interest rate swaps	$2,090	$—

Other

The Company utilizes irrevocable standby letters of credit with one-year renewable terms to satisfy workers’ compensation self-insurance security deposit requirements. At December 30, 2007, the Company’s contract value of the outstanding standby letters of credit to satisfy workers’ compensation self-insurance security deposits was $9,483, which approximates fair value. As of December 30, 2007, the Company also utilized letters of credit in connection with the purchase of raw materials in the amount of $274, which approximates fair value. At March 30, 2008, the Company’s contract value of the outstanding standby letters of credit to satisfy workers’ compensation self-insurance security deposits remained unchanged at $9,483, which approximates fair value. As of March 30, 2008, the Company also utilized letters of credit in connection with the purchase of raw materials in the amount of $1,644, which approximates fair value.

The Company is exposed to credit loss in the event of non-performance by the other parties to derivative financial instruments. All counterparties are at least “A-” rated or equivalent by Standard & Poor’s and Moody’s. Accordingly, the Company does not anticipate non-performance by the counterparties.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.

The estimated fair value of the Company’s long-term debt, including the current portion, as of March 30, 2008, is as follows:

	March 30, 2008
Issue	Recorded Amount	Fair Value
Senior Secured Credit Facilities - term loan	$1,240,625	$1,079,344
9.25% Senior Notes	325,000	287,675
10.625% Senior Subordinated Notes	199,000	161,190

	$1,764,625	$1,528,209

The fair value is based on the quoted market price for such notes and borrowing rates currently available to the Company for loans with similar terms and maturities.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

10.	Commitments and Contingencies

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

Employee Litigation—Indemnification of US Cold Storage

On March 21, 2002, an employee at the Omaha, Nebraska facility, died as the result of an accident while operating a forklift at a Company-leased warehouse facility. OSHA conducted a full investigation and determined that the death was the result of an accident and found no violations by the Company. On March 18, 2004, the estate of the deceased filed suit in District Court of Sarpy County, Nebraska, Case No: CI 04-391, against the Company, the owner of the forklift and the leased warehouse, the manufacturer of the forklift and the distributor of the forklift. The Company, having been the deceased’s employer, was named as a defendant for worker’s compensation subrogation purposes only.

On May 18, 2004, the Company received notice from defendant, US Cold Storage, the owner of the leased warehouse, requesting that it accept the tender of defense for US Cold Storage in this case in accordance with the indemnification provision of the warehouse lease. The request has been submitted to the Company’s insurance carrier for evaluation, and the Company has been advised that the indemnification provision is not applicable in this matter and that it should have no liability under that provision. Therefore, the Company believes that resolution of such matters will not result in a material impact on its financial condition, results of operations or cash flows.

R2 appeal in Aurora bankruptcy

Prior to its bankruptcy filing, Aurora entered into an agreement with its pre-petition lending group compromising the amount of certain fees due under its senior bank facilities (the “October Amendment”). One of the members of the bank group (R2 Top Hat, Ltd.) challenged the enforceability of the October Amendment during Aurora’s bankruptcy by filing an adversary proceeding in U.S. Bankruptcy Court, District of Delaware, and by objecting to confirmation. The Bankruptcy Court rejected the lender’s argument and confirmed Aurora’s plan of reorganization. The lender then appealed from those orders of the Bankruptcy Court. In December 2006, the U.S. District Court for the District of Delaware filed its Memorandum and Order affirming both (a) the February 20, 2004 Order of the Bankruptcy Court confirming the debtor’s First Amended Joint Reorganization Plan, and (b) the February 27, 2004 Order of the Bankruptcy Court granting the debtor’s motion for summary judgment and dismissing the adversary proceeding. R2 Top Hat, Ltd. filed a Notice of Appeal to the 3rd Circuit Court of Appeals. On April 17, 2008, the Company settled with R2 Top Hat, Ltd. for $10.0 million in full payment of its portion of the excess leverage fees related to the Aurora prepetition bank facility, all related interest and all other out-of-pocket costs. After this settlement, there are no remaining contingencies related to the excess leverage fees under the Aurora prepetition senior bank facility. Accordingly, the remaining $10.0 million accrued liability assumed in the merger with Aurora Foods, Inc and fair valued at $20.1 million in the purchase price allocation for the Blackstone Transaction was reduced to $0 and the related credit, net of related expenses, was recorded in the Other income (expense), net in the Consolidated Statement of Operations.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

American Cold Storage—North America, L.P. v. P.F. Distribution, LLC and Pinnacle Foods Group Inc.

On June 26, 2005, the Company was served with a Summons and Complaint in the above matter, which was filed in the Circuit Court of Madison County, Tennessee. American Cold Storage (“ACS”) operates a frozen storage warehouse and distribution facility (the “Facility”) located in Madison County, Tennessee, near the Company’s Jackson, Tennessee plant. In April 2004, the Company entered into discussions with ACS to utilize the Facility. Terms were discussed, but no contract was ever signed. Shortly after shipping product to the Facility, the Company discovered that the Facility was incapable of properly handling the discussed volume of product and began reducing its shipments to the Facility. The original complaint seeks damages not to exceed $1.5 million, together with associated costs. On May 3, 2006, the Company’s attorney received notice from counsel for ACS that it was increasing its damage claim in the suit from $1.5 million to $5.5 million. ACS will be required to provide specifics justifying the increase through ongoing discovery and the deposition of the President of ACS which was previously scheduled. It is too early to determine the likely outcome of this litigation. The discovery phase of the case has begun and the Company intends to vigorously defend against this claim. The judge has set a trial date for August 2008. The Company has made an offer to settle the claim and has reserved the amount on its Consolidated Balance Sheet as of March 30, 2008. The Company believes that resolution of such matters will not have a material impact on its financial condition, results of operations or cash flows.

Gilster Mary Lee Corporation v. Pinnacle Foods

In September 2006, Gilster Mary Lee Corporation (“Gilster”), the primary co-packer of the Company’s Duncan Hines products, filed suit against us alleging that monies were due to Gilster from the Company for a warehouse/handling fee under an existing contract. While certain of these fees are required by the contract, the calculation of the fees is the issue in dispute. In U.S. District Court in January 2008, a verdict was returned in favor of Gilster. The Company has fully reserved the amount of the verdict; however, the Company intends to file an appeal in the case. The Company believes that resolution of such matters will not have a material impact on its financial condition, results of operations or cash flows. However, if the Company’s relationship with Gilster were to deteriorate, there could be a material impact on its business.

11.	Related Party Transactions

Predecessor

Management fees

On November 25, 2003, the Company entered into a Management Agreement with JPMorgan Partners, LLC (“JPMP”) and J.W. Childs Associates, L.P. (“JWC”), shareholders of Crunch Holding Corp’s parent company prior to the Blackstone Transaction, whereby JPMP and JWC provide management, advisory and other services. The agreement called for quarterly payments of $125 to each of JPMP and JWC for management fees. For the three months ended April 1, 2007, management fees expensed and paid to JPMP and JWC were $250. The Company reimbursed JPMP and JWC for out-of-pocket expenses totaling $7 during the three months ended April 1, 2007. The Management Agreement also stipulated that in connection with any acquisition transaction subsequent to the acquisition by Crunch Equity Holding LLC and merger with Aurora Foods, Inc, there would be a transaction fee of  1/2% of the aggregate purchase price payable to each of JPMP and JWC, plus fees and expenses. In connection with the Blackstone Transaction, JPMP and JWC were each paid a transaction fee of $10.8 million. Also, in connection with the Blackstone Transaction, this agreement was cancelled, effective with the change in control.

Also on November 25, 2003, the Company entered into an agreement with CDM Capital LLC, an affiliate of CDM Investor Group LLC, shareholders of Crunch Holding Corp’s parent company prior to the Blackstone Transaction, whereby CDM Capital LLC will receive a transaction fee of  1/2% of the aggregate purchase price of future acquisitions (other than the acquisition of Pinnacle Foods Holding Corporation by Crunch Equity Holding LLC or the merger with Aurora Foods, Inc), plus fees and expenses. In connection with the Blackstone Transaction, CDM Capital LLC was paid a transaction fee of $10.8 million. Also, in connection with the Blackstone Transaction, this agreement was cancelled, effective with the change in control.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Leases and Aircraft

The Company leased office space owned by a party related to C. Dean Metropoulos, the Company’s former Chairman. The base rent for the office is $87 annually. Rent expense was $26 during the three months ended April 1, 2007.

Beginning November 25, 2003, the Company began using an aircraft owned by a company indirectly owned by the former Chairman. In connection with the usage of the aircraft, the Company incurred net operating expenses of $688 during the three months ended April 1, 2007. The Company also incurred direct costs totaling $78 during the three months ended April 1, 2007 that were reimbursed to PFGI by the company that owns the aircraft.

Effective with the occurrence of the Blackstone Transaction, the contracts to lease the office space and aircraft were terminated.

Debt and Interest Expense

For the three months ended April 1, 2007, fees and interest expense recognized in the Consolidated Statement of Operations for the debt to the related party, JPMorgan Chase Bank, amounted to $9. See Note 7.

Financial Instruments

The Company had entered into transactions for derivative financial instruments with JPMorgan Chase Bank to lower its exposure to interest rates, foreign currency, and natural gas prices. During the three months ended April 1, 2007, the net cash paid by the Company for the settlement of financial instruments totaled $84.

Successor

Advisory Agreement

At the closing of the Blackstone Transaction, the Company entered into an advisory agreement with an affiliate of The Blackstone Group pursuant to which such entity or its affiliates will provide certain strategic and structuring advice and assistance to us. In addition, under this agreement, affiliates of The Blackstone Group provide certain monitoring, advisory and consulting services to the Company for an aggregate annual management fee equal to $2.5 million for the year ended December 2007, and the greater of $2.5 million or 1.0% of Consolidated EBITDA (as defined in the credit agreement governing the Company’s Senior Secured Credit Facilities) for each year thereafter. Affiliates of Blackstone received reimbursement for out-of-pocket expenses incurred by them in connection with the Blackstone Transaction prior to the closing date and in connection with the provision of services pursuant to the agreement of merger. Expenses relating to the management fee were $625 for the three months ended March 30, 2008.

Supplier Costs

Graham Packaging, which is owned by affiliates of the Blackstone Group, supplies packaging for some of the Company’s products. Purchases from Graham Packaging were $3,490 for the three months ended March 30, 2008.

Debt and Interest Expense

For the three months ended March 30, 2008, fees and interest expense recognized in the Consolidated Statement of Operations for debt to the related party Blackstone Advisors L.P. totaled $659.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

12.	Segments

The Company’s products and operations are managed and reported in two operating segments. The dry foods segment consists of the following reporting units: baking (Duncan Hines®), condiments (Vlasic®, Open Pit®), syrups (Mrs. Butterworth’s® and Log Cabin®) and canned meat (Armour®). The frozen foods segment consists of the following reporting units: frozen dinners and entrees (Swanson®, Hungry-Man®), frozen seafood (Van de Kamp’s®, Mrs. Paul’s®), frozen breakfast (Aunt Jemima®), bagels (Lenders®), and frozen pizza (Celeste®). Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management, finance and legal functions and the gain on litigation settlement.

	Three months ended
	Successor	Predecessor
	March 30, 2008	April 1, 2007
SEGMENT INFORMATION
Net sales
Dry foods	$196,703	$193,606
Frozen foods	165,468	182,981

Total	$362,171	$376,587

Earnings (loss) before interest and taxes
Dry foods	$32,520	$37,365
Frozen foods	1,087	4,020
Unallocated corporate expenses	6,087	(5,655)

Total	$39,694	$35,730

Depreciation and amortization
Dry foods	$6,995	$5,683
Frozen foods	7,530	4,480

Total	$14,525	$10,163

Capital expenditures
Dry foods	$2,239	$3,611
Frozen foods	2,790	2,545

Total	$5,029	$6,156

GEOGRAPHIC INFORMATION
Net sales
United States	$344,956	$359,572
Canada	17,215	17,015

Total	$362,171	$376,587

	March 30, 2008	December 30, 2007
SEGMENT INFORMATION:
Total assets
Dry foods	$1,734,429	$1,737,544
Frozen foods	930,628	923,275
Corporate	5,334	6,260

Total	$2,670,391	$2,667,079

GEOGRAPHIC INFORMATION
Long-lived assets
United States	$266,732	$271,429
Canada	41	46

Total	$266,773	$271,475

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

13.	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, FASB Staff Position No. SFAS 157-2 defers the Statement’s effective date for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008, and will be effective for the Company in the first quarter of fiscal 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. The adoption of SFAS 141(R) will have an impact on the Company’s accounting for future business combinations on a prospective basis once adopted; however, the materiality of that impact cannot be determined.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net earnings attributable to the noncontrolling interest will be included in consolidated net earnings on the face of the statement of operations. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating this new statement and anticipates that the statement will not have a significant impact on the reporting of its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating this new statement and anticipates that the statement will not have a significant impact on the reporting of its financial position or results of operations.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

14.	Income Taxes

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes: An Interpretation of Statement of Financial Accounting Standards (“SFAS”) Statement No. 109” in fiscal 2007. The Company’s liability for unrecognized tax benefits as of March 30, 2008 was $1,446. The amount, if recognized, that would impact the effective tax rate as of March 30, 2008 was $0. The entire amount of the liability for unrecognized tax benefits is classified as a long-term liability. Certain statutes of limitation expired in April 2008 and will result in a decrease in the unrecognized tax benefits liability of $856 during the second quarter of 2008. Additionally, other statutes of limitation may expire during the remainder of the year and may result in additional decreases in the unrecognized tax benefits liability of approximately $85. The decreases, if realized, would be recorded as a decrease to goodwill.

15.	Guarantor and Nonguarantor Statements

In connection with the Blackstone Transaction described in Note 1 and as a part of the related financings, the Company issued $325 million of 9.25% Senior Notes and $250 million ($199 million outstanding as of March 30, 2008) of 10.625% Senior Subordinated Notes in private placements pursuant to Rule 144A and Regulation S.

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

The following consolidating financial information presents:

(1)	(a) Consolidating balance sheets as of March 30, 2008 and December 30, 2007 for the Successor.

(b) The related consolidating statements of operations for the Company, all guarantor subsidiaries and the non- guarantor subsidiary for the following:

i.	Successor’s three months ended March 30, 2008.

ii.	Predecessor’s three months ended April 1, 2007.

(c) The related consolidating statements of cash flows for the Company, all guarantor subsidiaries and the non-guarantor subsidiary for the following:

i.	Successor’s three months ended March 30, 2008.

ii.	Predecessor’s three months ended April 1, 2007.

(2)	Elimination entries necessary to consolidate the Company with its guarantor subsidiaries and non-guarantor subsidiary.

Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidated Balance Sheet - Successor

March 30, 2008

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$37,569	$1,095	$—	$38,664
Accounts receivable, net	—	90,885	4,932	—	95,817
Intercompany accounts receivable	—	82,190	1,539	(83,729)	—
Inventories, net	—	145,445	6,015	—	151,460
Other current assets	912	5,634	245	—	6,791
Deferred tax assets	—	5,045	—	—	5,045

Total current assets	912	366,768	13,826	(83,729)	297,777
Plant assets, net	—	266,732	41	—	266,773
Investment in subsidiaries	1,320,130	7,895	—	(1,328,025)	—
Intercompany note receivable	923,478	—	—	(923,478)	—
Tradenames	—	925,212	—	—	925,212
Other assets, net	31,260	154,098	—	—	185,358
Goodwill	—	995,271	—	—	995,271

Total assets	$2,275,780	$2,715,976	$13,867	$(2,335,232)	$2,670,391

Current liabilities:
Notes payable	$—	$601	$—	$—	$601
Current portion of long-term obligations	12,500	239	—	—	12,739
Accounts payable	—	64,087	2,329	—	66,416
Intercompany accounts payable	83,729	—	—	(83,729)	—
Accrued trade marketing expense	—	35,217	3,344	—	38,561
Accrued liabilities	50,546	55,647	299	—	106,492
Accrued income taxes	—	72	—	—	72

Total current liabilities	146,775	155,863	5,972	(83,729)	224,881
Long-term debt	1,752,125	753	—	—	1,752,878
Intercompany note payable	—	923,478	—	(923,478)	—
Pension and other postretirement benefits	—	8,684	—	—	8,684
Other long-term liabilities	44,865	4,217	—	—	49,082
Deferred tax liabilities	—	302,851	—	—	302,851

Total liabilities	1,943,765	1,395,846	5,972	(1,007,207)	2,338,376
Commitments and contingencies	—	—	—	—	—
Shareholder’s equity:
Pinnacle Common Stock, $.01 par value	—	—	—	—	—
Additional paid-in-capital	426,953	1,284,155	2,324	(1,286,479)	426,953
Accumulated other comprehensive income (loss)	(38,882)	4,484	97	(4,581)	(38,882)
(Accumulated deficit) Retained earnings	(56,056)	31,491	5,474	(36,965)	(56,056)

Total shareholder’s equity	332,015	1,320,130	7,895	(1,328,025)	332,015

Total liabilities and shareholder’s equity	$2,275,780	$2,715,976	$13,867	$(2,335,232)	$2,670,391

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidated Balance Sheet - Successor

December 30, 2007

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$5,297	$702	$—	$5,999
Accounts receivable, net	654	93,581	5,754	—	99,989
Intercompany accounts receivable	—	68,037	2,273	(70,310)	—
Inventories, net	—	160,124	6,466	—	166,590
Other current assets	406	5,140	377	—	5,923
Deferred tax assets	—	6,260	—	—	6,260

Total current assets	1,060	338,439	15,572	(70,310)	284,761
Plant assets, net	—	271,429	46	—	271,475
Investment in subsidiaries	1,306,009	7,058	—	(1,313,067)	—
Intercompany note receivable	923,478	—	—	(923,478)	—
Tradenames	—	925,212	—	—	925,212
Other assets, net	31,320	158,893	—	—	190,213
Goodwill	—	995,418	—	—	995,418

Total assets	$2,261,867	$2,696,449	$15,618	$(2,306,855)	$2,667,079

Current liabilities:
Notes payable	$—	$1,370	$—	$—	$1,370
Current portion of long-term obligations	12,500	236	—	—	12,736
Accounts payable	—	61,349	2,627	—	63,976
Intercompany accounts payable	70,310	—	—	(70,310)	—
Accrued trade marketing expense	—	25,503	3,609	—	29,112
Accrued liabilities	40,057	68,727	482	—	109,266
Accrued income taxes	—	9	1,842	—	1,851

Total current liabilities	122,867	157,194	8,560	(70,310)	218,311
Long-term debt	1,755,250	815	—	—	1,756,065
Intercompany note payable	—	923,478	—	(923,478)	—
Pension and other postretirement benefits	—	8,406	—	—	8,406
Other long-term liabilities	24,135	3,980	—	—	28,115
Deferred tax liabilities	—	296,567	—	—	296,567

Total liabilities	1,902,252	1,390,440	8,560	(993,788)	2,307,464
Commitments and contingencies					—
Shareholder’s equity:
Pinnacle Common Stock, $.01 par value	—	—	—	—
Additional paid-in-capital	426,754	1,284,155	2,324	(1,286,479)	426,754
Accumulated other comprehensive (loss) income	(18,430)	4,953	566	(5,519)	(18,430)
(Accumulated deficit) Retained earnings	(48,709)	16,901	4,168	(21,069)	(48,709)

Total shareholder’s equity	359,615	1,306,009	7,058	(1,313,067)	359,615

Total liabilities and shareholder’s equity	$2,261,867	$2,696,449	$15,618	$(2,306,855)	$2,667,079

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidated Statement of Operations - Successor

For the three months ended March 30, 2008

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$—	$352,462	$17,215	$(7,506)	$362,171
Cost of products sold	—	281,492	12,571	(7,308)	286,755

Gross profit	—	70,970	4,644	(198)	75,416
Operating expenses
Marketing and selling expenses	—	25,867	1,819	—	27,686
Administrative expenses	713	10,877	682	—	12,272
Research and development expenses	—	945	—	—	945
Intercompany royalties	—	—	18	(18)	—
Intercompany technical service fees	—	—	180	(180)	—
Other expense (income), net	—	(5,181)	—	—	(5,181)
Equity in (earnings) loss of investees	(14,590)	(1,306)	—	15,896	—

Total operating expenses	(13,877)	31,202	2,699	15,698	35,722

Earnings before interest and taxes	13,877	39,768	1,945	(15,896)	39,694
Intercompany interest (income) expense	(17,461)	17,461	—	—	—
Interest expense	38,685	241	—	—	38,926
Interest income	—	127	17	—	144

Earnings before income taxes	(7,347)	22,193	1,962	(15,896)	912
Provision for income taxes	—	7,603	656	—	8,259

Net earnings	$(7,347)	$14,590	$1,306	$(15,896)	$(7,347)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidated Statement of Operations - Predecessor

For the three months ended April 1, 2007

	Pinnacle Foods Group, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$233,444	$134,834	$17,015	$(8,706)	$376,587
Cost of products sold	170,266	116,165	14,062	(8,474)	292,019

Gross profit	63,178	18,669	2,953	(232)	84,568
Operating expenses
Marketing and selling expenses	19,744	9,929	2,371	—	32,044
Administrative expenses	8,732	4,697	350	—	13,779
Research and development expenses	723	379	—	—	1,102
Intercompany royalties	—	—	57	(57)	—
Intercompany technical service fees	—	—	175	(175)	—
Other expense (income), net	1,916	(3)	—	—	1,913
Equity in (earnings) loss of investees	(3,040)	(9)	—	3,049	—

Total operating expenses	28,075	14,993	2,953	2,817	48,838

Earnings before interest and taxes	35,103	3,676	—	(3,049)	35,730
Intercompany interest (income) expense	(465)	465	—	—	—
Interest expense	20,205	12	—	—	20,217
Interest income	—	472	14	—	486

Earnings before income taxes	15,363	3,671	14	(3,049)	15,999
Provision for income taxes	5,734	631	5	—	6,370

Net earnings	$9,629	$3,040	$9	$(3,049)	$9,629

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Cash Flows

For the three months ended March 30, 2008

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net (loss) earnings from operations	$(7,347)	$14,590	$1,306	$(15,896)	$(7,347)
Non-cash charges (credits) to net (loss) earnings
Depreciation and amortization	—	14,521	4	—	14,525
Gain on litigation settlement	—	(10,010)	—	—	(10,010)
Amortization of debt acquisition costs	1,164	—	—	—	1,164
Change in value of financial instruments	—	(1,719)	—	—	(1,719)
Equity in loss (earnings) of investees	(14,590)	(1,306)	—	15,896	—
Stock-based compensation charges	—	250	—	—	250
Postretirement healthcare benefits	—	18	—	—	18
Pension expense	—	243	—	—	243
Other long-term liabilities	—	254	—	—	254
Deferred income taxes	—	7,499	—	—	7,499
Changes in working capital, net of acquisition					—
Accounts receivable	654	2,471	822	—	3,947
Intercompany accounts receivable/payable	33,235	(31,687)	(1,548)	—	—
Inventories	—	14,425	451	—	14,876
Accrued trade marketing expense	—	9,856	(265)	—	9,591
Accounts payable	—	2,735	(298)	—	2,437
Accrued liabilities	(8,971)	16,194	(183)	—	7,040
Other current assets	(304)	(205)	132	—	(377)

Net cash provided by operating activities	3,841	38,129	421	—	42,391

Cash flows from investing activities
Capital expenditures	—	(5,029)	—	—	(5,029)

Net cash used in investing activities	—	(5,029)	—	—	(5,029)

Cash flows from financing activities
Repayment of capital lease obligations	—	(59)	—	—	(59)
Reduction of equity contributions	(52)	—	—	—	(52)
Debt acquisition costs	(664)	—	—	—	(664)
Repayments of notes payable	—	(769)	—	—	(769)
Intercompany loans	—	—	—	—	—
Repayments of long term obligations	(3,125)	—	—	—	(3,125)

Net cash used in financing activities	(3,841)	(828)	—	—	(4,669)

Effect of exchange rate changes on cash	—	—	(28)	—	(28)
					—
Net change in cash and cash equivalents	—	32,272	393	—	32,665
Cash and cash equivalents - beginning of period	—	5,297	702	—	5,999

Cash and cash equivalents - end of period	$—	$37,569	$1,095	$—	38,664

Supplemental disclosures of cash flow information:
Interest paid	$25,881	$41	$—	$—	$25,922
Interest received	—	127	17	—	144
Income taxes paid	—	5	2,554	—	2,559
Non-cash investing activity:
Capital lease activity	—	—	—	—	—

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidating Statement of Cash Flows - Predecessor

For the three months ended April 1, 2007

	Pinnacle Foods Group, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net earnings	$9,629	$3,040	$9	$(3,049)	$9,629
Non-cash charges (credits) to net earnings
Depreciation and amortization	6,401	3,749	13	—	10,163
Restructuring and impairment charges	—	—	—	—	—
Amortization of debt acquisition costs	1,977	—	—	—	1,977
Amortization of bond premium	(149)	—	—	—	(149)
Change in value of financial instruments	1,247	—	—	—	1,247
Stock-based compensation charges	405	—	—	—	405
Equity in (earnings) loss of investees	(3,040)	(9)	—	3,049	—
Postretirement healthcare benefits	366	(72)	—	—	294
Other long-term liabilities	2,375	89	—	—	2,464
Pension expense	125	235	—	—	360
Deferred income taxes	5,573	726	—	—	6,299
Changes in working capital, net of acquisition
Accounts receivable	(9,951)	(8,049)	(339)	—	(18,339)
Intercompany accounts receivable/payable	15,148	(18,111)	2,963	—	—
Inventories	7,237	13,573	(765)	—	20,045
Accrued trade marketing expense	(540)	3,835	(541)	—	2,754
Accounts payable	5,734	7,694	858	—	14,286
Accrued liabilities	7,499	(3,202)	(184)	—	4,113
Other current assets	764	(351)	(277)	—	136

Net cash provided by operating activities	50,800	3,147	1,737	—	55,684

Cash flows from investing activities
Payments for business acquisitions	—	—	—	—	—
Capital expenditures	(2,846)	(2,165)	(16)	—	(5,027)
Sale of plant assets	—	—	—	—	—

Net cash used in investing activities	(2,846)	(2,165)	(16)	—	(5,027)

Cash flows from financing activities
Change in bank overdrafts	—	—	(908)	—	(908)
Repayment of capital lease obligations	(10)	(45)	—	—	(55)
Equity contributions	26	—	—	—	26
Debt acquisition costs	—	—	—	—	—
Proceeds from bank term loan	—	—	—	—	—
Proceeds from notes payable borrowing	—	—	—	—	—
Repayments of notes payable	—	(210)	—	—	(210)
Repayments of intercompany loans	—	—	—	—	—
Repayments of long term obligations	(45,146)	—	—	—	(45,146)

Net cash used in financing activities	(45,130)	(255)	(908)	—	(46,293)

Effect of exchange rate changes on cash	—	—	—	—	—
Net change in cash and cash equivalents	2,824	727	813	—	4,364
Cash and cash equivalents - beginning of period	3	12,334	—	—	12,337

Cash and cash equivalents - end of period	$2,827	$13,061	$813	$—	$16,701

Supplemental disclosures of cash flow information:
Interest paid	$9,123	$12	$—	$—	$9,135
Interest received	—	472	14	—	486
Income taxes refunded (paid)	—	119	(222)	—	(103)
Non-cash investing activity:
Capital leases	—	(1,129)	—	—	(1,129)

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions, except where noted)

The following discussion and analysis of our results of operations and financial condition covers periods prior to the consummation of the Blackstone Transaction and periods subsequent to the consummation of the Blackstone Transaction. The discussion and analysis of historical periods prior to the consummation of the Blackstone Transaction does not reflect the significant impact that the Blackstone Transaction will have on us, including significantly increased leverage and liquidity requirements, new costs, as well as cost savings initiatives (and related costs) to be implemented in connection with the Blackstone Transaction. You should read the following discussion of our results of operations and financial condition together with the “Selected Financial Data” and the audited consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 30, 2007. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Item 1A: Risk Factors” section of our annual report on Form 10-K for the year ended December 30, 2007. Actual results may differ materially from those contained in any forward-looking statements.

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

Overview

We are a leading producer, marketer and distributor of high quality, branded food products, the results of which are managed and reported in two operating segments: dry foods and frozen foods. The dry foods segment consists of the following product lines (brands): baking (Duncan Hines), condiments (Vlasic, Open Pit), syrup (Mrs. Butterworth’s and Log Cabin) and canned meat (Armour). The frozen foods segment consists of the following product lines (brands): frozen dinners (Hungry-Man, Swanson), frozen prepared seafood (Mrs. Paul’s, Van de Kamp’s), frozen breakfast (Aunt Jemima), bagels (Lender’s), and frozen pizza (Celeste).

Business Drivers and Measures

In operating our business and monitoring its performance, we pay attention to trends in the food manufacturing industry and a number of performance measures and operational factors. This discussion includes forward-looking statements that are based on our current expectations.

Industry Factors

Our industry is characterized by the following general trends:

•

Industry Growth. Growth in our industry is driven primarily by population and modest product sale price increases; however, price increases have accelerated in 2008 to offset rising commodity costs. Incremental growth is principally driven by product, packaging and process innovation.

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

Revenue Factors

Our net sales are driven principally by the following factors:

•	Shipments, which change as a function of changes in volume and in price; and

•	the costs that we deduct from shipments to reach net sales, which consist of:

•	Trade marketing expenses, which include the cost of temporary price reductions (“on sale” prices), promotional displays and advertising space in store circulars.

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

Cost Factors

Our important costs include the following:

•

Raw materials, such as sugar, cucumbers, flour (wheat), corn, soybean oils, dairy products, poultry and seafood, among others, are available from numerous independent suppliers but are subject to price fluctuations due to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, weather conditions and insects, among others. Overall, we experienced general inflationary pressure in 2007 consistent with the food industry. This inflationary pressure has increase significantly in 2008, particularly in wheat, corn, edible oils, and to a lesser extent, dairy.

•	Packaging costs. Our broad array of products entails significant costs for packaging and is subject to fluctuations in the price of corrugated fiberboard, aluminum, glass and resin.

•

Freight and distribution. We use a combination of common carriers and inter-modal rail to transport our products from our manufacturing facilities to distribution centers and to deliver products to retailers from those centers. Our freight and distribution costs are influenced by fuel costs, which have increased significantly in 2008.

•

Advertising and other marketing expenses. We record expenses related to advertising and other consumer and trade-oriented marketing programs under “Marketing and selling expenses” in our consolidated financial statements. Our consumer advertising and marketing expenses increased significantly in 2007 compared to 2006 as we implement our strategy of slowly shifting a portion of trade support spending to consumer advertising and marketing. This strategy continued in 2008.

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

•

Impairment of Goodwill and Long-Lived Assets. We test our goodwill and intangible assets annually or more frequently (if necessary) for impairment and have recorded impairment charges in recent years. The value of goodwill and intangibles from the allocation of purchase price from the Blackstone Transaction is derived from our current business operating plans and is therefore susceptible to an adverse change that could require an impairment charge.

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

Recent Transactions

On February 10, 2007, Crunch Holding Corp. (“Crunch Holding”), our parent company, entered into an Agreement and Plan of Merger with Peak Holdings LLC (“Peak Holdings”), a Delaware limited liability company controlled by affiliates of The Blackstone Group, Peak Acquisition Corp (“Peak Acquisition”), a wholly-owned subsidiary of Peak Holdings, and Peak Finance LLC, providing for the acquisition of Crunch Holding. Under the terms of Agreement and Plan of Merger, the purchase price for Crunch Holding was $2,162.5 million in cash plus an amount equal to the aggregate exercise prices of vested options less the amount of indebtedness of Crunch Holding and its subsidiaries outstanding immediately prior to the closing and certain transaction costs, subject to purchase price adjustments based on the amount of our working capital and indebtedness as of the closing. At the closing, on April 2, 2007, Peak Acquisition merged with and into Crunch Holding, with Crunch Holding as the surviving corporation (the “Merger”), and Peak Finance LLC merged with and into Pinnacle Foods Finance LLC, with Pinnacle Foods Finance LLC as the surviving entity. As a result of the Merger, Crunch Holding became a wholly owned subsidiary of Peak Holdings. In connection with the Merger, we repaid the indebtedness under our existing senior secured credit facilities, repurchased the Predecessor’s outstanding 8.25% senior subordinated notes due 2013 pursuant to a tender offer and consent solicitation and paid related fees and expenses.

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

Shipments is a non-GAAP financial measure. We include it in our management’s discussion and analysis because we believe that it is a relevant financial performance indicator for our company as it measures the increase or decrease in our revenues caused by shipping more or less physical case volume multiplied by our published list prices. Shipments also include the effect of changes in selling prices. It is also a measure used by our management to evaluate our revenue performance. This measure is not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of performance.

The following table reconciles shipments to net sales for the total company, the dry foods segment and the frozen foods segment for the three months ended March 30, 2008 and the three months ended April 1, 2007.

	Total		Dry Foods		Frozen Foods
	Three months Ended March 30, 2008	Three months Ended April 1, 2007	Three months Ended March 30, 2008	Three months Ended April 1, 2007	Three months Ended March 30, 2008	Three months Ended April 1, 2007
Shipments	$489.8	$519.4	$250.0	$248.5	$239.8	$270.9
Less: Aggregate trade marketing and consumer coupon redemption expenses	118.8	131.7	52.6	54.7	66.2	77.0
Less: Slotting expense	8.8	11.1	0.7	0.2	8.1	10.9

Net sales	$362.2	$376.6	$196.7	$193.6	$165.5	$183.0

Consolidated statements of operations

The following tables set forth statement of operations data expressed in dollars and as a percentage of net sales.

	Three months ended
	March 30, 2008		April 1, 2007
Net sales	$362.2	100.0%	$376.6	100.0%
Cost of products sold	286.8	79.2%	292.1	77.6%

Gross profit	75.4	20.8%	84.5	22.4%
Operating expenses:
Marketing and selling expenses	27.7	7.6%	32.0	8.5%
Administrative expenses	12.3	3.4%	13.8	3.7%
Research and development expenses	0.9	0.2%	1.1	0.3%
Other expense (income), net	(5.2)	-1.4%	1.9	0.5%

Total operating expenses	$35.7	9.9%	$48.8	13.0%

Earnings (loss) before interest and taxes	$39.7	11.0%	$35.7	9.5%

	Three months ended
	March 30, 2008	April 1, 2007
Net sales
Dry foods	$196.7	$193.6
Frozen foods	165.5	183.0

Total	$362.2	$376.6

Earnings before interest and taxes
Dry foods	$32.5	$37.4
Frozen foods	1.1	4.0
Unallocated corporate expenses	6.1	(5.7)

Total	$39.7	$35.7

Depreciation and amortization
Dry foods	$7.0	$5.7
Frozen foods	7.5	4.5

Total	$14.5	$10.2

Three months ended March 30, 2008 compared to three months ended April 1, 2007

Net sales. Shipments in the three months ended March 30, 2008 were $489.8 million, a decrease of $29.6 million, compared to shipments in the three months ended April 1, 2007 of $519.4 million. The $29.6 million decrease in shipments is net of a 2.7% weighted average selling price increase. Net sales in the three months ended March 30, 2008 were $362.2 million, a decrease of $14.4 million, compared to net sales in the three months ended April 1, 2007 of $376.6 million. The decline in net sales was the result of a decrease in shipments of $29.6 million offset somewhat by a $15.2 million decrease in aggregate trade marketing and consumer coupon redemption expenses and slotting expenses.

Dry foods: Shipments in the three months ended March 30, 2008 were $250.0 million, an increase of $1.5 million. The $1.5 million increase in shipments includes a 3.7% weighted average selling price increase. The increase was due to increases in sales of our private label and Canadian businesses. Aggregate trade marketing and consumer coupon redemption expenses decreased $1.6 million. As a result, dry foods net sales increased $3.1 million or 1.6%, for the three months ended March 30, 2008.

Frozen foods: Shipments in the three months ended March 30, 2008 were $239.8 million, a decrease of $31.1 million. The $31.1 million decrease in shipments is net of a 1.7% weighted average selling price increase. The change was mainly driven by declines in our Hungry-Man, Seafood, and Swanson businesses sales. Aggregate trade and consumer coupon redemption expenses decreased $13.6 million in the three months ended March 30, 2008. As a result, frozen foods net sales decreased $17.5 million, again principally resulting from the Hungry-Man, Seafood, and Swanson businesses.

Gross profit. Gross profit was $75.4 million, or 20.8% of net sales in the three months ended March 30, 2008, versus gross profit of $84.5 million, or 22.4% of net sales in the three months ended April 1, 2007, a 1.6 percentage point decrease. The principal driver of the decreased gross profit as a percent of net sales rate was higher raw material commodity costs (principally wheat, corn, edible oils, and to a lesser extent, dairy), in excess of selling price increases and plant productivity improvements. Somewhat offsetting this 1.6 percentage point decrease was reduced aggregate trade marketing (including slotting) and consumer coupon redemption expenses that are classified as reductions to net sales. The change in these costs accounted for 1.3 percentage points of higher gross profit in 2008. Additionally, reduced freight and distribution expenses accounting for a 0.3 percentage point improvement.

Marketing and selling expenses. Marketing and selling expenses were $27.7 million, or 7.6% of net sales, in the three months ended March 30, 2008 compared to $32.0 million, or 8.5% of net sales, in the three months ended April 1, 2007. The change was due to lower advertising expense of $4.8 million, primarily in our Seafood business, and decreased selling expense, mainly the result of lower sales. These declines were offset somewhat by increased spending in consumer promotions.

Administrative expenses. Administrative expenses were $12.3 million, or 3.4% of net sales, in the three months ended March 30, 2008 compared to $13.8 million, or 3.7% of net sales, in the three months ended April 1, 2007. The reduction was principally related to the elimination of certain expenses of the former Chairman.

Research and development expenses. Research and development expenses were $0.9 million, or 0.2% of net sales, in the three months ended March 30, 2008 compared with $1.1 million, or 0.3% of net sales, in the three months ended April 1, 2007.

Other expense (income), net. The following table shows other expense (income), net:

	Three Months Ended
In Thousands	March 30, 2008	April 1, 2007
Other expense (income), net consists of:
Restructuring and impairment charges	$—	$46
Gain on litigation settlement	(10,010)	—
Amortization of intangibles/other assets	4,796	1,911
Royalty expense (income), net and other	33	(44)

Total other expense (income), net	$(5,181)	$1,913

Amortization was $4.8 million in the three months ended March 30, 2008 as compared to $1.9 million in the three months ended April 1, 2007. The 2008 expense includes additional amortization related to the increase in value of the definite-lived intangible assets as a result of the preliminary purchase price allocation of the Blackstone Transaction. In the three months ended March 30, 2008, the company recorded the impact of the final settlement of litigation related to excess leverage fees incurred by Aurora under its credit agreement prior to its acquisition by Pinnacle in 2004, resulting in a reduction of the accrued liability and a gain on litigation settlement of $10.0 million.

Earnings before interest and taxes. Earnings before interest and taxes (EBIT) increased $4.0 million to $39.7 million in the three months ended March 30, 2008 from $35.7 million in EBIT in the three months ended April 1, 2007. This increase in EBIT resulted from a $11.8 million decrease in unallocated corporate expenses, a $4.9 million decrease in dry foods EBIT, and a $2.9 million decrease in frozen foods EBIT. The unallocated corporate expenses include the $10.0 million gain on litigation settlement described in other expense (income) above.

Dry foods: Dry foods EBIT decreased $4.9 million in the three months ended March 30, 2008, to $32.5 million from $37.4 million in the three months ended April 1, 2007. The dry foods EBIT decrease was principally driven by commodity cost increases impacting cost of products sold, offset somewhat by a 1.6% increase in net sales, which includes a $9.3 million impact of selling price increases on some of our products.

Frozen foods: Frozen foods EBIT decreased by $2.9 million in the three months ended March 30, 2008, to $1.1 million from $4.0 million. The frozen foods EBIT decrease was principally driven by commodity cost increases and a 9.6% decline in net sales, which includes a $4.1 million impact of selling price increases on some of our products. Somewhat offsetting these declines, was the impact of lower coupon and slotting expense, both of which are recorded as reductions from net sales, and lower advertising expense, which was principally in the Seafood business.

Interest expense, net. Interest expense, net was $38.8 million in the three months ended March 30, 2008, compared to $19.7 million in the three months ended April 1, 2007. Included in the interest expense, net, amount was $0.7 million and $0.4 million for the three months ended March 30, 2008 and the three months ended April 1, 2007 respectively, recorded from losses on interest rate swap agreements. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements are recorded as an adjustment to interest expense. The increase in interest expense, net, of $19.1 million was the result of $14.2 million attributed to higher average bank debt levels, $0.1 million attributed to higher interest rates on our bank borrowings, $5.0 million attributed to higher bond debt levels and interest rates ($2.9 million due to higher levels and $2.1 million due to higher rates), $0.3 million in lower interest income, and $0.3 million of other items, partially offset by $0.8 million of lower amortization of debt issue costs resulting from 2007 principal repayments.

Our interest swap agreements that we entered into during 2007 are designated as hedges under SFAS 133, and included in Other Comprehensive Income in the three months ended March 30, 2008 was a $(20.7) million loss resulting from the mark-to-market of these swaps.

Provision for income taxes. The effective tax rate was 905.6% in the three months ended March 30, 2008, compared to 39.8% in the three months ended April 1, 2007. We maintain a full valuation allowance against net deferred tax assets excluding indefinite lived intangible assets, and the effective rate difference is primarily due to the change in the valuation allowance for the three month period. Deferred tax liabilities are recognized for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets.

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

Statements of cash flows for the three months ended March 30, 2008 compared to April 1, 2007

Net cash provided by operating activities was $42.4 million and $55.7 million for the three months ended March 30, 2008 and April 1, 2007, respectively. Net cash provided by operating activities during the three months ended March 30, 2008 was the result of net earnings excluding non-cash earnings of $4.9 million and a decrease in working capital of $37.5 million. The decrease in working capital was primarily the result of a $14.9 million decrease in inventories that was due to the sell down of the seasonal build from December 2007, a $9.6 million increase in accrued trade marketing due to seasonal increases, including slotting and a $7.0 million increase in accrued liabilities due to principally to accrued interest. All other working capital accounts generated $6.0 million in cash. Net cash provided by operating activities during the three months ended April 1, 2007 was the result of net earnings excluding non-cash earnings of $32.7 million and a decrease in working capital of $23.0 million. The decrease in working capital was primarily the result of a $20.0 million decrease in inventories that was due to the sell down of the seasonal build from December 2006 as well as a $14.3 million increase in accounts payable during the quarter. The increase in accounts payable at the end of the first quarter primarily related the normal seasonal slowdown at our production facilities in December 2006 as well as optimizing our freight payment system. The decrease in inventories and increase in accounts payable were offset by an $18.3 million increase in accounts receivable that relates to higher sales as well as the timing of when those sales occurred. The aging of accounts receivable has remained unchanged from December. All other working capital accounts generated $7.0 million of cash, primarily the result of higher accrued trade marketing and other accrued liabilities.

Net cash used in investing activities was $5.0 million and $5.0 million for the three months ended March 30, 2008 and April 1, 2007, respectively. Net cash used in investing activities during the three months ended March 30, 2008 and the three months ended April 1, 2007 related entirely to capital expenditures.

Net cash used by financing activities was $4.7 million during the three months ended March 30, 2008. The usage primarily related to $3.1 million in repayments of the term loan, $0.8 million in repayments of our notes payable and capital lease obligations and $0.7 million in debt acquisition costs. Net cash used by financing activities was $46.3 million for the three months ended April 1, 2007. The usage was driven primarily by the prepayments of our Predecessor’s senior term loan credit facility of $45.1 million and a $0.9 million decrease in bank overdrafts.

The net of all activities resulted in an increase in cash of $32.7 million during the three months ended March 30, 2008 and a $4.4 million increase in cash during the three months ended April 1, 2007.

Debt

As part of the Blackstone Transaction as described in Note 1, Peak Finance LLC entered into a $1,375.0 million credit agreement (the “Credit Agreement”) in the form of (i) Term Loans in an initial aggregate amount of $1,250.0 million (the “Senior Secured Credit Facility”) and (ii) Revolving Credit Commitments in the initial aggregate amount of $125.0 million (the “Revolving Credit Facility”). The term loan matures April 2, 2014. The Revolving Credit Facility matures April 2, 2013. There were no borrowings outstanding under the Revolving Credit Facility as of December 30, 2007 and March 30, 2008. Peak Finance LLC merged with and into PFF on April 2, 2007 at the closing of the Blackstone Transaction.

The amount of the term loan that was owed to affiliates of the Blackstone Group as of December 30, 2007 and March 30, 2008, was $29.8 million and $34.8 million, respectively.

Our borrowings under the Senior Secured Credit Facility bear interest at a floating rate and are maintained as base rate loans or as Eurodollar loans. Base rate loans bear interest at the base rate plus the applicable base rate margin, as defined in the Senior Secured Credit Facility. The base rate is defined as the higher of (i) the prime rate and (ii) the Federal Reserve reported overnight funds rate plus 1/2 of 1%. Eurodollar loans bear interest at the adjusted Eurodollar rate, as described in the Senior Secured Credit Facility, plus the applicable Eurodollar rate margin.

The applicable margins with respect to our Senior Secured Credit Facility will vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on our leverage ratio as defined in the Credit Agreement. The applicable margins with respect to the Senior Secured Credit Facility are currently:

Applicable Rate (per annum)
Eurocurrency Rate for Revolving Loans and Letter of Credit Fees	Base Rate for Revolving Loans	Commitment Fees Rate	Eurocurrency Rate for Term Loans	Base Rate for Term Loans
2.75%	1.75%	0.50%	2.75%	1.75%

The obligations under the Credit Agreement are unconditionally and irrevocably guaranteed by each of our direct or indirect domestic subsidiaries (collectively, the “Guarantors”). In addition, the Credit Agreement is collateralized by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, each direct or indirect domestic subsidiary of our company and 65% of the capital stock of, or other equity interests in, each direct foreign subsidiary of our company, or any of its domestic subsidiaries and (ii) certain tangible and intangible assets of our company and the Guarantors (subject to certain exceptions and qualifications).

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility for the Successor. For the three months ended March 30, 2008, the weighted average interest rate on the term loan was 7.49% for the Successor. Borrowings under the revolving credit facility amounted to $10.0 million during the first quarter of 2008 and were subsequently paid back. For the three months ended March 30, 2008, the weighted average interest rate on the Revolving Credit Facility was 7.38% for the Successor. As of March 30, 2008, the Eurodollar interest rate on the term loan facility was 7.41% for the Successor.

A commitment fee of 0.50% per annum was applied to the unused portion of the Revolving Credit Facility for the Predecessor. For the three months ended April 1, 2007, the weighted average interest rate on the term loan was 7.36% for the Predecessor. There were no borrowings under the revolving credit facility during the first quarter of 2007.

We pay a fee for all outstanding letters of credit drawn against our Revolving Credit Facility at an annual rate equivalent to the Applicable Rate then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility agreement cannot exceed $25.0 million. As of March 30, 2008 and December 30, 2007, we utilized $11.1 million and $9.7 million, respectively of the Revolving Credit Facility for letters of credit. Of the $125.0 million revolving credit facility available, we had an unused balance of $113.9 million and $115.2 million available for future borrowing and letters of credit as of March 30, 2008 and December 30, 2007, respectively. The remaining amount that can be used for letters of credit as of March 30, 2008 and December 30, 2007 was $13.9 million and $15.2 million, respectively.

The term loan matures in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the term loan outstanding as of March 30, 2008 are $9.4 million in 2008, $12.5 million in 2009, $12.5 million in 2010, $12.5 million in 2011, $12.5 million in 2012 and $1,181.25 million thereafter.

On April 2, 2007, as part of the Blackstone Transaction described in Note 1, we issued $325.0 million of 9.25% Senior Notes (the “Senior Notes”) due 2015, and $250.0 million of 10.625% Senior Subordinated Notes (the “Senior Subordinated Notes”) due 2017. The Senior Notes are general unsecured obligations of our company, subordinated in right of payment to all existing and future senior secured indebtedness of our company and guaranteed on a full, unconditional, joint and several basis by the our wholly-owned domestic subsidiaries that guarantee other indebtedness of the company. The Senior Subordinated Notes are general unsecured obligations of our company, subordinated in right of payment to all existing and future senior indebtedness of our company and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee other indebtedness of the company. See Note 15 for Guarantor and Nonguarantor Financial Statements.

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

We may redeem the Senior Notes or the Senior Subordinated Notes at the redemption prices listed below, if redeemed during the twelve-month period beginning on April 1st of each of the years indicated below:

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

In December 2007, we repurchased $51.0 million in aggregate principal amount of the 10.625% Senior Subordinated Notes at a discount price of $44.2 million. We currently have outstanding $199.0 million in aggregate principal amount of Senior Subordinated Notes.

As market conditions warrant, our company and its subsidiaries, affiliates or significant shareholders (including The Blackstone Group L.P. and its affiliates) may from time to time, in their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Covenant Compliance

The following is a discussion of the financial covenants contained in our debt agreements.

Senior Secured Credit Facility

Our Senior Secured Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:

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

The Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default.

Senior Notes and Senior Subordinated Notes

Additionally, on April 2, 2007, we issued the Senior Notes and the Senior Subordinated Notes. The Senior Notes are general unsecured obligations, effectively subordinated in right of payment to all of our existing and future senior secured indebtedness, and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company. The Senior Subordinated Notes are general unsecured obligations, subordinated in right of payment to all of our existing and future senior indebtedness, and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company.

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

Consolidated EBITDA

Pursuant to the terms of the Senior Secured Credit Facilities, if at any time, there are borrowings outstanding under the revolving credit facility in an aggregate amount greater than $10.0 million, we are required to maintain a ratio of consolidated total senior secured debt to Consolidated EBITDA (defined below) for the most recently concluded four consecutive fiscal quarters (the “Senior Secured Leverage Ratio”) starting at a maximum of 7.00:1 at September 30, 2007 and stepping down over time to 4.00:1 on March 31, 2011. Consolidated total senior secured debt is defined under the Senior Secured Credit Facilities as aggregate consolidated secured indebtedness of the Company less the aggregate amount of all unrestricted cash and cash equivalents. In addition, under the Senior Secured Credit Facilities and the indentures governing the Senior Notes and Senior Subordinated Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio, in the case of the new senior secured credit facilities, or to the ratio of Consolidated EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters or the Senior Secured Leverage Ratio, in the case of the Senior Notes and the Senior Subordinated Notes.

Consolidated EBITDA is defined as earnings (loss) before interest expense, taxes, depreciation and amortization (“EBITDA”) further adjusted to exclude non-cash items, non-recurring items and other adjustment items permitted in calculating covenant compliance under the Senior Secured Credit Facilities and the indentures governing the Senior Notes and Senior Subordinated Notes. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants.

Consolidated EBITDA does not represent net loss or earnings or cash flow from operations as those terms are defined by Generally Accepted Accounting Principles (“GAAP”) and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definitions of Consolidated EBITDA in the Senior Secured Credit Facilities and the indentures allow us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net loss or earnings. However, these are expenses that may recur, vary greatly and are difficult to predict. While Consolidated EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, Consolidated EBITDA is not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

Our ability to meet the covenants specified above in future periods will depend on events beyond our control, and we cannot assure you that we will meet those ratios. A breach of any of these covenants in the future could result in a default under, or an inability to undertake certain activities in compliance with, the Senior Secured Credit Facilities and the indentures governing the Senior Notes and Senior Subordinated Notes, at which time the lenders could elect to declare all amounts outstanding under the Senior Secured Credit Facilities to be immediately due and payable. Any such acceleration would also result in a default under the indentures governing the Senior Notes and Senior Subordinated Notes.

The following table provides a reconciliation from our net (loss) earnings to EBITDA and Consolidated EBITDA for the three months ended April 1, 2007, March 30, 2008 and the year ended December 30, 2007. The terms and related calculations are defined in the Senior Secured Credit Facilities and the indentures governing the Senior Notes and Senior Subordinated Notes.

	Successor	Predecessor	Combined
	Three Months Ended March 30, 2008	Three Months Ended April 1, 2007	Year Ended December 30, 2007
	(in thousands)
Net (loss) earnings	$(7,347)	$9,629	$(115,358)
Interest expense, net	38,782	19,731	162,068
Income tax expense	8,259	6,370	31,030
Depreciation and amortization	14,525	10,163	55,834

EBITDA (unaudited)	$54,219	$45,893	$133,574

Non-cash items (a)	(11,619)	200	42,601
Non-recurring items (b)	294	46	52,347
Other adjustment items (c)	624	—	2,990
Net cost savings projected to be realized as a result of initiatives taken (d)	10,393	6,001	10,737

Consolidated EBITDA (unaudited)	$53,911	$52,140	$242,249

Last twelve months Consolidated EBITDA (unaudited)	$244,020

(a)	Non-cash items are comprised of the following:

	Successor	Predecessor	Combined
	Three Months Ended March 30, 2008	Three Months Ended April 1, 2007	Year Ended December 30, 2007
		(in thousands)
Effects of adjustments related to the application of purchase accounting (1)	$—	$—	$40,203
Non-cash compensation charges (2)	250	405	11,248
Unrealized losses or (gains) resulting from hedging activities (3)	(1,859)	(205)	2,271
Gain on early extinguishment of debt	—	—	(5,670)
Impairment charges or asset write-offs (4)	—	—	1,200
Curtailment gain as result of amendment to Ft. Madison labor agreements (5)	—	—	(6,651)
Non-cash gain on litigation settlement (6)	(10,010)	—	—

Total non-cash items	$(11,619)	$200	$42,601

(1)	For fiscal 2007, represents $40.2 million of expense related to the write-up to fair market value of inventories acquired as a result of the Blackstone Transaction.

(2)	For fiscal 2007, the three months ended April 1, 2007 and March 30, 2008, represents non-cash compensation charges related to the granting of equity awards.

(3)	For fiscal 2007, the three months ended April 1, 2007 and March 30, 2008, represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under natural gas and foreign exchange swap contacts.

(4)	For fiscal 2007, represents the $1.2 million impairment of the Open Pit tradename.

(5)	For fiscal 2007, represents a portion of the curtailment gain related to the elimination of an employer-sponsored post-retirement employee medical plan for certain employees at the Ft. Madison production facility.

(6)	For the three months ended March 30, 2008, represents the excess of the accrued liability established in purchase accounting over the amount of the cash payment in the litigation settlement.

(b)	Non-recurring items are comprised of the following:

	Successor	Predecessor	Combined
	Three Months Ended March 30, 2008	Three Months Ended April 1, 2007	Year Ended December 30, 2007
	(in thousands)
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$122	$—	$49,716
Restructuring charges, integration costs and other business optimization expenses (2)	172	46	2,631

Total non-recurring items	$294	$46	$52,347

(1)	For fiscal 2007, represents $49.7 million of expenses incurred in connection with the Blackstone Transaction, which includes: $35.5 million related to the cash tender offer for the Predecessor’s 8.25% notes; $12.9 million related to the termination of certain Predecessor contracts with our former Chairman and affiliates of our former Chairman; and $1.3 million of other costs. For the three months ended March 30, 2008, represents additional costs related to the Blackstone Transaction.

(2)	For fiscal 2007 and the three months ended April 1, 2007, represents expenses incurred to consolidate certain portions of our distribution network. For the three months ended March 30, 2008, represents expenses incurred to reconfigure the freezer space in our Mattoon warehouse.

(c)	Other adjustment items are comprised of the following:

	Successor	Predecessor	Combined
	Three Months Ended March 30, 2008	Three Months Ended April 1, 2007	Year Ended December 30, 2007
		(in thousands)
Management, monitoring, consulting and advisory fees (1)	$624	$—	$2,500
Accruals established as a result of the Blackstone Transaction (2)	—	—	780
Other	—	—	(290)

Total other adjustments	$624	$—	$2,990

(1)	For fiscal 2007 and the three months ended March 30, 2008, represents management/advisory fees paid to Blackstone.

(2)	For fiscal 2007, represents executive severance costs incurred in connection with the Blackstone Transaction.

(d)	Net cost savings projected to be realized as a result of initiatives taken:

	Successor	Predecessor	Combined
	Three Months Ended March 30, 2008	Three Months Ended April 1, 2007	Year Ended December 30, 2007
	(in thousands)
Productivity initiatives in our manufacturing facilities, freight and distribution systems and purchasing programs (1)	$10,393	$3,816	$8,552
Termination of contracts with our former Chairman and affiliates of our former Chairman (2)	—	2,185	2,185

Total net cost savings projected to be realized as a result of initiatives taken	$10,393	$6,001	$10,737

(1)	For fiscal 2007, the three months ended April 1, 2007 and March 30, 2008, represents net cost savings projected to be realized as a result of specified actions taken or initiated, net of the amount of actual benefits realized. Such savings primarily relate to productivity initiatives in our manufacturing facilities, our freight and distribution systems, and our purchasing programs.

(2)	For fiscal 2007 and the three months ended April 1, 2007, represents the reduction in expenses as a result of the termination of our former Chairman’s employment agreement as well as contracts with affiliates of our former Chairman, net of the expense of our new Chairman.

Our covenant requirements and actual ratios for the twelve months ended March 30, 2008 are as follows:

	Covenant Requirement	Actual Ratio
Senior Secured Credit Facilities
Senior Secured Leverage Ratio (1)	6.50:1	4.93:1
Total Leverage Ratio (2)	Not applicable	7.08:1
Senior Notes and Senior Subordinated Notes (3)
Minimum Consolidated EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00:1	1.59:1

(1)	Pursuant to the terms of the new senior secured credit facilities, if at any time, there are borrowings outstanding under the revolving credit facility in an aggregate amount greater than $10.0 million, we are required to maintain a consolidated total senior secured debt to Consolidated EBITDA ratio for the most recently concluded four consecutive fiscal quarters (the “Senior Secured Leverage Ratio”) starting at a maximum of 7.00:1 at September 30, 2007 and stepping down over time to 4.00:1 on March 31, 2011. Consolidated total senior secured debt is defined as the aggregate consolidated secured indebtedness of the Company less the aggregate amount of all unrestricted cash and cash equivalents.

(2)	The Total Leverage Ratio is used to determine the applicable rate under the new Senior Secured Credit Facility. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents to Consolidated EBITDA.

(3)	Our ability to incur additional debt and make certain restricted payments under the indentures governing the Senior Notes and Senior Subordinated Notes, subject to specified exceptions, is tied to a Consolidated EBITDA to fixed charges ratio of at least 2.0:1, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to (i) incur up to $1,600.0 million under credit facilities (as of March 30, 2008, we had $1,240.6 million in outstanding term loans and an unused balance of $113.9 million under the revolving credit facility), (ii) incur up to $150.0 million under the general exception to the debt covenant, (iii) make investments in similar businesses having an aggregate fair market value not to exceed 3.0% of our total assets, (iv) make additional investments having an aggregate fair market value not to exceed 4.0% of our total assets and (v) make other restricted payments in an aggregate amount not to exceed 2.0% of our total assets.

(4)	Fixed charges is defined in the indentures governing the Senior Notes and Senior Subordinated Notes as (i) consolidated interest expense (excluding specified items) plus consolidated capitalized interest less consolidated interest income, plus (ii) cash dividends and distributions paid on preferred stock or disqualified stock.

INFLATION

Prior to 2005, inflation did not have a significant effect on us as we have been successful in mitigating the effects of inflation with cost reduction and productivity programs. Beginning 2005 and continuing into 2008, we experienced higher energy and commodity costs in production and higher fuel surcharges for product delivery. Although we have no such expectation, severe increases in inflation could have an adverse impact on our business, financial condition and results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, FASB Staff Position No. SFAS 157-2 defers the Statement’s effective date for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008, and will be effective for us in the first quarter of fiscal 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. The adoption of SFAS 141(R) will have an impact on our accounting for future business combinations on a prospective basis once adopted; however, the materiality of that impact cannot be determined.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our financial position or results of operations.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FINANCIAL INSTRUMENTS

We may utilize derivative financial instruments to enhance our ability to manage risks, including interest rates, certain commodities and foreign currency, which exist as part of ongoing business operations. We do not enter into contracts for speculative purposes, nor are we a party to any leveraged derivative instrument. We monitor the use of derivative financial instruments through regular communication with senior management and third party consultants as well as the utilization of written guidelines.

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

Prior to the Blackstone Transaction, the Predecessor had entered into interest rate swap agreements with counterparties to effectively change a portion of the floating rate payments on its senior secured credit facilities into fixed rate payments. As of April 1, 2007, the fair value of the interest rate swaps was a net loss of $2,299, which was recorded as a long term liability.

After the Blackstone Transaction was completed, the Successor entered into a new interest rate swap agreement and an interest rate collar agreement with Lehman Brothers.

In accordance with SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities”, we have designated the interest rate swap as a cash flow hedge of the risk of changes attributable to interest rate risk in our first previously unhedged LIBOR-indexed interest payments made each quarter until the maturity date of the swap that, in the aggregate for each period, are interest payments on an amount of debt principal corresponding to the outstanding swap notional amount of our then-existing LIBOR-based floating rate debt that reprices on and then closest following the second day of each January, April, July and October (the hedged transactions). The interest rate swap contains the following terms:

•	Notional amount: $976.2 million amortizing to $63.7 million

•	Fixed rate: 4.958%

•	Index: 3 mo. USD-LIBOR-BBA

•	Effective Date: April 2, 2007

•	Maturity Date: April 2, 2012

In accordance with SFAS No. 133, the interest rate collar has also been designated as a cash flow hedge of the changes in the forecasted floating-rate interest payments attributable to changes in 3-month USD-LIBOR-BBA above 5.50% and below 4.39% (the “strike rates”) on the first previously unhedged 3-month USD-LIBOR-BBA interest payments on our then-existing 3-month USD-LIBOR-BBA-based debt having a principal amount corresponding to the outstanding notional amount of the collar that resets on the second day of each January, April, July and October until the maturity date of the collar. The collar has an effective date of April 2, 2008 and a maturity date of April 2, 2012. Should 3-month USD-LIBOR-BBA fall below 4.39% on a rate reset date during the period from April 2, 2008 to April 2, 2012, we will pay the Counterparty the amount equal to the outstanding notional amount of the collar multiplied by a spread [equalling 4.39% minus 3-month USD-LIBOR-BBA] multiplied by the number of days in the period divided by 360. Should 3-month USD-LIBOR-BBA rise above 5.50% on a rate reset date during the period from April 2, 2008 to April 2, 2012, the Counterparty will pay us the amount equal to the outstanding notional amount on the collar multiplied by a spread [equalling 3-month USD-LIBOR-BBA minus 5.50%] multiplied by the number of days in the period divided by 360.

As of March 30, 2008, the fair value of the interest rate swap and collar contracts was a loss of $45.4 million, of which $44.9 million is recorded in the Other long-term liabilities and $0.5 million is recorded in the Accrued liabilities lines on the Consolidated Balance Sheet with the offsetting loss recorded as a component of Accumulated other comprehensive (loss) income. As of December 30, 2007, the fair value of the interest rate swap and collar contract as a loss of $24.1 million which was recorded in the Other long-term liabilities line on the Consolidated Balance Sheet.

In March 2008, we entered into an interest rate swap agreement with Goldman Sachs Capital Markets LP to effectively change the spread at which the Company pays interest from the 3 month LIBOR rate to the 1 month LIBOR rate. The agreement contains the following terms:

•	Notional amount: $390.0 million

•	Index 1: 3 month USD-LIBOR-BBA

•	Index 1 Payer: Pinnacle Foods Finance LLC

•	Index 2: 1 month USD-LIBOR-BBA

•	Index 2 Payer: Goldman Sachs Capital Markets LP

•	Effective Date: April 2, 2008

•	Maturity Date: December 26, 2008

This swap was not designated as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of March 30, 2008, the fair value of the interest rate swap was a net loss of $0.2 million, which was recorded as a component of Interest expense in the Consolidated Statement of Operations and is included in Accrued liabilities on the Consolidated Balance Sheet.

Gains and losses on the interest rate swaps, which were recorded as either adjustment to interest expense on the Consolidated Statement of Operations or as an adjustment to Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets, are detailed below:

Interest Rate Swaps

	Successor	Predecessor
	Three months ended March 30, 2008	Three months ended April 1, 2007
Mark to market loss recorded in Accumulated other comprehensive (loss) income	$(20.7)	$—
Mark to market loss recorded in the Consolidated Statement of Operations	(0.2)	(1.4)
Realized (loss)/gain recorded in the Consolidated Statement of Operations	(0.5)	1.0

Net loss on interest rate swaps	$(21.4)	$(0.4)

Commodity Risk

The Company entered into natural gas swap transactions to lower our exposure to the price of natural gas. As of March 30, 2008, one trade remained that matures in June 2008 with a quantity of 75,000 MMBTU’s. We paid a fixed price of $7.24 per MMBTU, with settlements monthly. As of March 30, 2008, the fair value of the natural gas swap was a gain of $0.2 million, and is recorded in Other current assets on the Consolidated Balance Sheets. As of December 30, 2007, the fair value of the natural gas swaps was a loss of $0.1 million and is recorded in Accrued liabilities on the Consolidated Balance Sheets.

The swap contracts were not designated as hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Gains and losses on the natural gas swaps, which were recorded as a component of cost of products sold in the Consolidated Statement of Operations, are detailed below:

Natural Gas Swaps

	Successor	Predecessor
	Three months ended March 30, 2008	Three months ended April 1, 2007
Mark to market gain recorded in the Consolidated Statement of Operations	$0.3	$0.2
Realized gain/(loss) recorded in the Consolidated Statement of Operations	—	(0.1)

Net gain on natural gas swaps	$0.3	$0.1

Foreign Exchange Risk

The Company entered into various types of foreign currency contracts to lower our exposure to the exchange rate between the U.S. dollar and the Canadian dollar with two vendors: Lehman Brothers and the Union Bank of California. Each agreement was based upon a notional amount in Canadian dollars, which is expected to approximate a portion of the amount of our Canadian subsidiary’s U.S. dollar-denominated purchases for the month.

The contracts with Lehman Brothers were entered into in April 2007 and were not designated as hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The trades outstanding as of March 30, 2008 run through December 2008. As of March 30, 2008, the fair value of the Lehman foreign currency exchange contracts was a loss of $0.8 million which is recorded in Accrued liabilities in the Consolidated Balance Sheets. The offsetting loss was recorded as an adjustment to cost of products sold. As of December 30, 2007, the fair value of the Lehman foreign currency exchange contracts was a loss of $2.4 million, which is recorded in Accrued liabilities in the Consolidated Balance Sheets.

Contracts with the Union Bank of California were entered into in October 2007 and, in accordance with SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities”, were designated as a cash flow hedge. SFAS No. 133 states that foreign currency risk associated with these transactions can be designated as a hedge since (1) they are in a currency (CAD) other than our functional currency (USD), (2) they have a high probability of occurring since the contract values approximate a portion of the amount of our Canadian subsidiary’s U.S. dollar-denominated purchases for the month and (3) the foreign currency risk associated with these transactions affects consolidated earnings. The exchange rate swap contracts contains the following terms:

•	Notional amounts: $1.0 million - $1.8 million CAD

•	CAD to USD Exchange Rates: .966 - .971

•	Maturity Dates: May 2008 – Dec 2009

As of March 30, 2008, the fair value of the Union Bank of California foreign currency swap contracts was a gain of $1.5 million, of which $0.7 million is recorded in Other current assets and $0.8 million is recorded in Other assets, net on the Consolidated Balance Sheets. The offsetting gain is recorded as a component of Accumulated other comprehensive (loss) income. As of December 30, 2007, the fair value of the Union Bank of California foreign currency exchange contracts was a gain of $0.7 million, of which $0.4 million was recorded in Other current assets and $0.3 million is recorded in Other assets, net on the Consolidated Balance Sheets.

Gains and losses on the foreign currency exchange swaps, which were recorded as either an adjustment to cost of products sold on the Consolidated Statement of Operations, or as an adjustment to Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets, are detailed below.

Foreign Currency Swaps

	Successor	Predecessor
	Three months ended March 30, 2008	Three months ended April 1, 2007
Mark to market gain recorded in Accumulated other comprehensive (loss) income	$0.7	$—
Mark to market gain recorded in the Consolidated Statement of Operations	1.6	—
Realized loss recorded in the Consolidated Statement of Operations	(0.2)	—

Net gain on interest rate swaps	$2.1	$—

Other

We utilize irrevocable standby letters of credit with one-year renewable terms to satisfy workers’ compensation self-insurance security deposit requirements. At December 30, 2007, the Company’s contract value of the outstanding standby letters of credit to satisfy workers’ compensation self-insurance security deposits was $9.5 million, which approximates fair value. As of December 30, 2007, the Company also utilized letters of credit in connection with the purchase of raw materials in the amount of $0.3 million, which approximates fair value. At March 30, 2008, the Company’s contract value of the outstanding standby letters of credit to satisfy workers’ compensation self-insurance security deposits remained unchanged at $9.5 million, which approximates fair value. As of March 30, 2008, the Company also utilized letters of credit in connection with the purchase of raw materials in the amount of $1.6 million, which approximates fair value.

We are exposed to credit loss in the event of non-performance by the other parties to derivative financial instruments. All counterparties are at least “A-” rated or equivalent by Standard & Poor’s and Moody’s. Accordingly, we do not anticipate non-performance by the counterparties.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.

The estimated fair value of our long-term debt, including the current portion, as of March 30, 2008, is as follows:

	March 30, 2008
Issue	Recorded Amount	Fair Value
Senior Secured Credit Facilities - term loan	1,240.6	1,079.3
9.25% Senior Notes	325.0	287.7
10.625% Senior Subordinated Notes	199.0	161.2

	$1,764.6	$1,528.2

The fair value is based on the quoted market price for such notes and borrowing rates currently available to us for loans with similar terms and maturities.

ITEM 4:	CONTROLS AND PROCEDURES

Not Applicable

ITEM 4T:	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 30, 2008. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective.

In addition, there was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

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

R2 appeal in Aurora bankruptcy

Prior to its bankruptcy filing, Aurora entered into an agreement with its pre-petition lending group compromising the amount of certain fees due under its senior bank facilities (the “October Amendment”). One of the members of the bank group (R2 Top Hat, Ltd.) challenged the enforceability of the October Amendment during Aurora’s bankruptcy by filing an adversary proceeding in U.S. Bankruptcy Court, District of Delaware, and by objecting to confirmation. The Bankruptcy Court rejected the lender’s argument and confirmed Aurora’s plan of reorganization. The lender then appealed from those orders of the Bankruptcy Court. In December 2006, the U.S. District Court for the District of Delaware filed its Memorandum and Order affirming both (a) the February 20, 2004 Order of the Bankruptcy Court confirming the debtor’s First Amended Joint Reorganization Plan, and (b) the February 27, 2004 Order of the Bankruptcy Court granting the debtor’s motion for summary judgment and dismissing the adversary proceeding. R2 Top Hat, Ltd. filed a Notice of Appeal to the 3rd Circuit Court of Appeals. On April 17, 2008, we settled with R2 Top Hat, Ltd. for $10.0 million in full payment of our portion of the excess leverage fees related to the Aurora prepetition bank facility, all related interest and all other out-of-pocket costs. After this settlement, there are no remaining contingencies related to the excess leverage fees under the Aurora prepetition senior bank facility. Accordingly, the remaining $10.0 million accrued liability assumed in the merger with Aurora Foods, Inc and fair valued at $20.1 million in the purchase price allocation for the Blackstone Transaction was reduced to $0 and the related credit, net of related expenses, was recorded in the Other income (expense), net in the Consolidated Statement of Operations.

American Cold Storage—North America, L.P. v. P.F. Distribution, LLC and Pinnacle Foods Group Inc.

On June 26, 2005, we were served with a Summons and Complaint in the above matter, which was filed in the Circuit Court of Madison County, Tennessee. American Cold Storage (“ACS”) operates a frozen storage warehouse and distribution facility (the “Facility”) located in Madison County, Tennessee, near our Jackson, Tennessee plant. In April 2004, we entered into discussions with ACS to utilize the Facility. Terms were discussed, but no contract was ever signed. Shortly after shipping product to the Facility, we discovered that the Facility was incapable of properly handling the discussed volume of product and began reducing our shipments to the Facility. The original complaint seeks damages not to exceed $1.5 million, together with associated costs. On May 3, 2006, our attorney received notice from counsel for ACS that it was increasing its damage claim in the suit from $1.5 million to $5.5 million. ACS will be required to provide specifics justifying the increase through ongoing discovery and the deposition of the President of ACS which was previously scheduled. It is too early to determine the likely outcome of this litigation. The discovery phase of the case has begun and we intend to vigorously defend against this claim. The judge has set a trial date for August 2008. We have made an offer to settle the claim and have reserved the amount on our Consolidated Balance Sheet as of March 30, 2008. We believe that resolution of such matters will not have a material impact on our financial condition, results of operations or cash flows.

Gilster Mary Lee Corporation v. Pinnacle Foods

In September 2006, Gilster Mary Lee Corporation (“Gilster”), the primary co-packer of our Duncan Hines products, filed suit against us alleging that monies were due to Gilster from us for a warehouse/handling fee under an existing contract. While certain of these fees are required by the contract, the calculation of the fees is the issue in dispute. In U.S. District Court in January 2008, a verdict was returned in favor of Gilster. We have fully reserved the amount of the verdict; however, we intend to file an appeal in the case. We believe that resolution of such matters will not have a material impact on our financial condition, results of operations or cash flows. However, if our relationship with Gilster were to deteriorate, there could be a material impact on our business

ITEM 1A:	RISK FACTORS

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2007.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:	OTHER INFORMATION

None

ITEM 6:	EXHIBITS

Exhibit Number	Description of exhibit

2.1	Agreement and Plan of Merger, dated as of February 10, 2007, by and among Crunch Holding Corp., Peak Holdings LLC and Peak Acquisition Corp. (previously filed as Exhibit 2.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

2.2	Agreement and Plan of Reorganization and Merger, by and between Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003 (previously filed as Exhibit 2.1 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.3	Amendment No. 1, dated January 8, 2004, to the Agreement and Plan of Reorganization and Merger, by and between Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003 (previously filed as Exhibit 2.2 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.4	Agreement and Plan of Merger, dated March 19, 2004, by and between Aurora Foods, Inc. and Pinnacle Foods Holding Corporation (previously filed as Exhibit 2.3 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.5	Asset Purchase Agreement, dated March 1, 2006, by and between The Dial Corporation and Pinnacle Foods Groups Inc. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Group Inc. filed with the SEC on March 1, 2006 (Commission File Number: 333-118390), and incorporated herein by reference).

3.1	Pinnacle Foods Finance LLC Certificate of Formation (previously filed as Exhibit 3.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.2	Pinnacle Foods Finance LLC Amended and Restated Limited Liability Company Agreement, dated as of April 2, 2007 (previously filed as Exhibit 3.2 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.3	Pinnacle Foods Finance Corp. Certificate of Incorporation (previously filed as Exhibit 3.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.4	Pinnacle Foods Finance Corp. Bylaws (previously filed as Exhibit 3.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.5	Pinnacle Foods Group LLC Certificate of Formation (previously filed as Exhibit 3.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.6	Pinnacle Foods Group LLC Limited Liability Company Agreement (previously filed as Exhibit 3.6 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.7	Pinnacle Foods International Corp. Certificate of Incorporation. (previously filed as Exhibit 3.7 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.8	Pinnacle Foods International Corp. Bylaws. (previously filed as Exhibit 3.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.9	State of Delaware Certificate of Conversion, dated September 25, 2007, converting Pinnacle Foods Group Inc. from a Corporation to a Limited Liability Company(previously filed as Exhibit 3.9 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.1	Senior Notes Indenture, dated as of April 2, 2007, among the Issuers, the Guarantors and the Trustee (previously filed as Exhibit 4.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.2	Senior Subordinated Notes Indenture, dated as of April 2, 2007, among the Issuers, the Guarantors and the Trustee (previously filed as Exhibit 4.2 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.3	Registrations Rights Agreement, dated as of April 2, 2007, among the Issuers, the Guarantors and Lehman Brothers Inc. and Goldman, Sachs & Co. (previously filed as Exhibit 4.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.4	Form of Rule 144A Global Note, 9.25% Senior Notes due 2015 (previously filed as Exhibit 4.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.5	Form of Regulation S Global Note, 9.25% Senior Notes due 2015 (previously filed as Exhibit 4.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.6	Form of Rule 144A Global Note, 10.625% Senior Subordinated Notes due 2017 (previously filed as Exhibit 4.6 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.7	Form of Regulation S Global Note, 10.625% Senior Subordinated Notes due 2017 (previously filed as Exhibit 4.7 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.8	Credit Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Lehman Commercial Paper Inc., Goldman Sachs Credit Partners L.P. and other lenders party hereto (previously filed as Exhibit 4.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.9	Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.9 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.10	Guaranty, dated as of April 2, 2007, among Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.10 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.11	Intellectual Property Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.11 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

(A)	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934 and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FOODS FINANCE LLC

By:	/s/ CRAIG STEENECK
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (acting in both his capacity as authorized signatory on behalf of the registrant and as principal financial officer)
Date:	May 14, 2008