Form 10-Q
period 2008-06-29
Pinnacle Foods Finance LLC
filed 2008-08-13
CIK 1420566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

Yes  ☑    No  ☐.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b - 2 of the Securities Exchange Act of 1934).

Yes  ☐    No  ☑

As of August 13, 2008, there were outstanding 100 shares of common stock, par value $0.01 per share, of the Registrant.

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

As a point of clarification, the following financial statements that are presented on the pages indicated cover the time periods described below:

Page 2 - Consolidated Statements of Operations

Three Months Ended

•	Successor’s three months ended June 29, 2008.

•	Successor’s three months ended July 1, 2007.

•	Predecessor’s activities on April 2, 2007, immediately prior to the Blackstone Transaction.

Six Months Ended

•	Successor’s six months ending June 29, 2008.

•	Successor’s three months ended July 1, 2007.

•	Predecessor’s activities from January 1, 2007 to April 2, 2007, immediately prior to the Blackstone Transaction.

Page 3 - Consolidated Balance Sheets

•	As of December 30, 2007 and June 29, 2008 for the Successor.

Page 4 - Consolidated Statements of Cash Flows.

•	Successor’s six months ended June 29, 2008.

•	Successor’s three months ended July 1, 2007.

•	Predecessor’s activities from January 1, 2007 to April 2, 2007, immediately prior to the Blackstone Transaction.

Page 5 - Consolidated Statements of Shareholder’s Equity.

•	Successor’s six months ended June 29, 2008.

•	Successor’s three months ended July 1, 2007.

•	Predecessor’s activities from January 1, 2007 to April 2, 2007, immediately prior to the Blackstone Transaction.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts and where noted in millions)

	Three months ended			Six months ended
	Successor		Predecessor	Successor		Predecessor
	Three months ended June 29, 2008	Three months ended July 1, 2007	April 2, 2007	Six months ended June 29, 2008	Three months ended July 1, 2007	January 1, 2007 to April 2, 2007
Net sales	$390,131	$365,863	$—	$752,302	$365,863	$376,587
Cost of products sold	303,057	315,274	1,172	589,812	315,274	293,191

Gross profit	87,074	50,589	(1,172)	162,490	50,589	83,396
Operating expenses
Marketing and selling expenses	38,190	33,555	2,931	65,876	33,555	34,975
Administrative expenses	12,098	14,115	3,935	24,370	14,115	17,714
Research and development expenses	854	952	335	1,799	952	1,437
Other (income) expense, net	4,792	1,900	49,129	(389)	1,900	51,042

Total operating expenses	55,934	50,522	56,330	91,656	50,522	105,168

Earnings (loss) before interest and taxes	31,140	67	(57,502)	70,834	67	(21,772)
Interest expense	36,147	44,332	18,862	75,073	44,332	39,079
Interest income	49	461	—	193	461	486

Loss before income taxes	(4,958)	(43,804)	(76,364)	(4,046)	(43,804)	(60,365)
Provision (credit) for income taxes	7,608	4,514	(86)	15,867	4,514	6,284

Net loss	$(12,566)	$(48,318)	$(76,278)	$(19,913)	$(48,318)	$(66,649)

See accompanying Notes to Unaudited Consolidated Financial Statements

See explanatory note on page 1 for a description of the periods presented.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share amounts and where noted in millions)

	June 29, 2008	December 30, 2007
Current assets:
Cash and cash equivalents	$15,969	$5,999
Accounts receivable, net	98,609	99,989
Inventories, net	148,807	166,590
Other current assets	5,732	5,923
Deferred tax assets	4,077	6,260

Total current assets	273,194	284,761
Plant assets, net	262,259	271,475
Tradenames	925,212	925,212
Other assets, net	179,140	190,213
Goodwill	994,278	995,418

Total assets	$2,634,083	$2,667,079

Current liabilities:
Notes payable	$152	$1,370
Current portion of long-term obligations	12,743	12,736
Accounts payable	74,385	63,976
Accrued trade marketing expense	34,493	29,112
Accrued liabilities	77,413	109,266
Accrued income taxes	466	1,851

Total current liabilities	199,652	218,311
Long-term debt (includes $34,675 and $29,850 owed to related parties)	1,749,691	1,756,065
Pension and other postretirement benefits	8,874	8,406
Other long-term liabilities	24,842	28,115
Deferred tax liabilities	309,504	296,567

Total liabilities	2,292,563	2,307,464
Commitments and contingencies
Shareholder’s equity:
Pinnacle common stock: par value $.01 per share, 100 shares authorized, issued 100 shares	—	—
Additional paid-in-capital	427,234	426,754
Accumulated other comprehensive income (loss)	(17,092)	(18,430)
Accumulated deficit	(68,622)	(48,709)

Total shareholder’s equity	341,520	359,615

Total liabilities and shareholder’s equity	$2,634,083	$2,667,079

See accompanying Notes to Unaudited Consolidated Financial Statements

See explanatory note on page 1 for a description of the periods presented.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands, except share amounts and where noted in millions)

	Six months ended
	Successor		Predecessor
	Six months ended June 29, 2008	Three months ended July 1, 2007	January 1, 2007 to April 2, 2007
Cash flows from operating activities
Net loss from operations	$(19,913)	$(48,318)	$(66,649)
Non-cash charges (credits) to net earnings (loss)
Depreciation and amortization	29,526	9,692	10,163
Gain on litigation settlement	(9,988)	—	—
Amortization of debt acquisition costs	2,347	5,387	26,049
Amortization of bond premium	—	—	(5,360)
Change in value of financial instruments	(1,708)	(1,472)	1,247
Stock-based compensation charge	461	178	8,778
Postretirement healthcare benefits	35	378	294
Pension expense	212	393	360
Other long-term liabilities	34	(34)	2,464
Deferred income taxes	14,193	4,197	6,299
Changes in working capital
Accounts receivable	1,213	6,626	(18,339)
Inventories	17,592	31,078	20,045
Accrued trade marketing expense	5,487	(9,365)	2,754
Accounts payable	10,412	7,297	14,286
Accrued liabilities	(21,304)	(469)	53,433
Other current assets	382	(1,849)	(140)

Net cash provided by operating activities	28,981	3,719	55,684

Cash flows from investing activities
Payments for business acquisitions, net of cash acquired	—	(1,319,246)	—
Capital expenditures	(10,720)	(6,541)	(5,027)
Sale of plant assets	—	2,200	—

Net cash used in investing activities	(10,720)	(1,323,587)	(5,027)

Cash flows from financing activities
Change in bank overdrafts	—	—	(908)
Repayment of capital lease obligations	(117)	(88)	(55)
Equity contributions	124	420,414	26
Reductions of equity contributions	(105)	(391)	—
Debt acquisition costs	(704)	(39,785)	—
Proceeds from bank term loan	—	1,250,000	—
Proceeds from bond issuances	—	575,000	—
Proceeds from notes payable borrowings	5,000	12,102	—
Repayments of notes payable	(6,218)	(11,042)	—
Repayments of Predecessor’s notes payable	—	—	(210)
Repayments of long term obligations	(6,250)	(870,042)	(45,146)

Net cash (used in) provided by financing activities	(8,270)	1,336,168	(46,293)

Effect of exchange rate changes on cash	(21)	—	—
Net change in cash and cash equivalents	9,970	16,300	4,364
Cash and cash equivalents - beginning of period	5,999	—	12,337

Cash and cash equivalents - end of period	$15,969	$16,300	$16,701

Supplemental disclosures of cash flow information:
Interest paid	$79,208	$27,194	$9,135
Interest received	193	461	486
Income taxes paid (refunded)	3,128	(27)	103
Non-cash investing activity:
Capital lease activity	—	—	(1,129)
Non-cash financing activity:
Equity contribution	—	4,013	—

See accompanying Notes to Unaudited Consolidated Financial Statements

See explanatory note on page 1 for a description of the periods presented.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)

(in thousands, except share amounts and where noted in millions)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Carryover of Predecessor basis of net assets	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
	Shares	Amount
Predecessor
Balance at December 31, 2006	100	$—	$573,403	$(117,871)	$(17,338)	$161	$438,355

Effect of initially applying FASB Interpretation No. 48				(260)			(260)
Equity contribution:
Cash			26				26
Equity related compensation			8,778				8,778
Comprehensive income:
Net loss				(66,649)			(66,649)
Foreign currency translation						(4)	(4)

Total comprehensive loss							(66,653)

Balance at April 2, 2007	100	$—	$582,207	$(184,780)	$(17,338)	$157	$380,246

Successor
Balance at April 2, 2007	100	$—	$422,192	$—	$—	$—	$422,192

Equity contribution:
Cash			2,235				2,235
Reduction in equity contributions			(391)				(391)
Equity related compensation			178				178
Comprehensive income:
Net loss				(48,318)			(48,318)
Swap mark to market adjustment, net of income taxes of $3,331						5,795	5,795
Foreign currency translation						222	222

Total comprehensive loss							(42,301)

Balance at July 1, 2007	100	$—	$424,214	$(48,318)	$—	$6,017	$381,913

Balance at December 30, 2007	100	$—	$426,754	$(48,709)	$—	$(18,430)	$359,615

Equity contribution:
Cash			124				124
Reduction in equity contributions			(105)				(105)
Equity related compensation			461				461
Comprehensive income:
Net loss				(19,913)			(19,913)
Swap mark to market adjustment, net of income taxes of $927						1,726	1,726
Foreign currency translation						(388)	(388)

Total comprehensive loss							(18,575)

Balance at June 29, 2008	100	$—	$427,234	$(68,622)	$—	$(17,092)	$341,520

For the three months ended June 29, 2008, total Compreshensive income was $9,224.

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

The cost of the Blackstone Transaction consisted of:

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

Based upon the final allocation, the value assigned to intangible assets and goodwill totaled $2,098.4 million. Of the total intangible assets, $52.8 million has been assigned to recipes and formulas, with $23.5 million allocated to the dry foods segment and $29.3 million allocated to the frozen foods segment. The recipes and formulas are being amortized over 10 years. In addition, $122.7 million has been assigned to customer relationships, with $54.8 million allocated to the dry foods segment and $67.9 million allocated to the frozen foods segment. Customer relationships are being amortized on an accelerated basis over seven years for foodservice and private label relationships and forty years for distributor relationships. The Company has also assigned $926.4 million to the value of the tradenames acquired, with $684.0 million allocated to the dry foods segment and $242.4 million allocated to the frozen foods segment. The values of the tradenames are not subject to amortization but are reviewed annually for impairment. Goodwill, which is also not subject to amortization, totaled $996.5 million, with $652.4 million allocated to the dry foods segment and $344.1 million allocated to the frozen foods segment. No new tax-deductible goodwill or intangible assets were created as a result of the Blackstone Transaction, but historical tax-deductible goodwill and intangible assets in the amount of $603 million existed as of the acquisition date.

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

Other Blackstone Transaction-Related Matters

Immediately prior to closing, pursuant to their original terms, all of the Predecessor’s outstanding stock options vested and the Predecessor exercised its purchase option to purchase at fair value all of the shares of common stock to be acquired by exercise of options held by employees pursuant to the Predecessor’s Stock Option Plan. As a result, compensation expense of approximately $8.4 million was recorded in the Consolidated Statement of Operations of the Predecessor on April 2, 2007 (the first day of the second quarter), immediately before the Blackstone Transaction, related to the fair value of the options exercised.

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

Due to the cash tender offer for the Predecessor Notes and the repayment in full of the Predecessor’s senior secured credit facility, which were both done in connection with the Blackstone Transaction, the Predecessor recorded in the Consolidated Statement of Operations of the Predecessor on April 2, 2007 (the first day of the second quarter), immediately before the Blackstone Transaction, a charge of $24.1 million for the unamortized portion of the deferred financing costs and a credit of $5.2 million for the unamortized portion of the original issue premium on the Predecessor Notes.

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

The Management Agreement between the Predecessor and JPMorgan Partners, LLC and J.W. Childs Associates, L.P. was terminated at closing.

Pro forma Information

The following schedule includes consolidated statements of operations data for the unaudited pro forma results for the six months ended July 1, 2007 as if the Blackstone Transaction had occurred as of the beginning of fiscal 2007. The pro forma information includes the actual results with pro forma adjustments for the change in interest expense related to the new financing, purchase accounting adjustments related to fixed assets, intangible assets, pension and other post-employment benefit liabilities, the cancellation of certain contracts of the Predecessor and related adjustments to the provision for income taxes.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

The unaudited pro forma information is provided for illustrative purposes only. It does not purport to represent what the consolidated results of operations would have been had the Blackstone Transaction occurred on the date indicated above, nor does it purport to project the consolidated results of operations for any future period or as of any future date.

Six months ended July 1, 2007
Net sales	$742,450
Loss before interest and taxes	$(31,205)
Net loss	$(127,416)

Pro forma depreciation and amortization expense included above was $30,624 for the six months ended July 1, 2007.

Included in loss before interest and taxes in the pro forma information above for the six months ended July 1, 2007 are the following material charges:

Six months ended July 1, 2007
Flow through of fair value of the inventories over manufactured cost as of April 2, 2007	$35,933
Merger related costs	49,129
Stock based compensation related to the vesting of options due to the Blackstone Transaction	8,373

Impact on loss before interest and taxes	$93,435

2.	Interim Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of June 29, 2008, and the results of operations and cash flows for the Predecessor for the period from January 1, 2007 to April 2, 2007 and for the Successor for the three months ended July 1, 2007 and the three and six months ended June 29, 2008. The results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 30, 2007.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Our population of financial assets and liabilities subject to recurring fair value measurements and the necessary disclosures are as follows:

	Fair Value As of June 29, 2008	Fair Value Measurements at June 29, 2008 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Natural gas derivatives	$19	$—	$19	$—
Foreign currency derivatives	1,097		1,097

Total assets at fair value	$1,116	$—	$1,116	$—

Liabilities
Interest rate derivatives	$21,952	$—	$21,952	$—
Foreign currency derivatives	616		616

Total liabilities at fair value	$22,568	$—	$22,568	$—

The fair values for interest rate, foreign currency and natural gas derivatives are based on observable market data.

4.	Other (Income) Expense, net

	Three months ended			Six months ended
	Successor		Predecessor	Successor		Predecessor
	Three months ended June 29, 2008	Three months ended July 1, 2007	April 2, 2007	Six months ended June 29, 2008	Three months ended July 1, 2007	January 1, 2007 to April 2, 2007
Other (income) expense consists of:
Amortization of intangibles/other assets	$4,796	$1,911	$—	$9,592	$1,911	$1,911
Gain on litigation settlement	22	—	—	(9,988)	—	—
Merger related costs	—	—	49,129	—	—	49,129
Restructuring and impairment charges	—	13	—	—	13	46
Royalty expense (income), net and other	(26)	(24)	—	7	(24)	(44)

Total other (income) expense	$4,792	$1,900	$49,129	$(389)	$1,900	$51,042

Gain on litigation settlement. On April 17, 2008, the Company settled a lawsuit with R2 Top Hat, Ltd., relating to its claim against Aurora Foods Inc., which merged with the Company in March 2004. Under the settlement, the Company paid R2 $10 million in full payment of the excess leverage fees related to the Aurora prepetition bank facility, all related interest and all other out-of-pocket costs. After this settlement, there are no remaining contingencies related to the excess leverage fees under the Aurora prepetition bank facility. Accordingly, the remaining $10.0 million accrued liability assumed in the merger with Aurora and recorded at fair value of $20.1 million in the purchase price allocation for the Blackstone Transaction was reduced to $0 and the related credit, net of related expenses, was recorded in Other (income) expense, net in the Consolidated Statement of Operations.

Merger related costs. As discussed in Note 1, the Predecessor incurred certain costs immediately before the Blackstone Transaction. The costs included $35.5 million related to the cash tender offer for the 8.25% Senior Subordinated Notes, $12.9 million related to the termination of certain contracts, and $0.7 million related to payroll taxes for a total of $49.1 million.

Restructuring charges. The Company incurred costs and asset write-downs in connection with the planned shutdown of the Omaha, Nebraska and Erie, Pennsylvania facilities.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

5.	Inventories

	June 29, 2008	December 30, 2007
Raw materials, containers and supplies	$46,109	$43,605
Finished product	105,046	124,831

	151,155	168,436
Reserves	(2,348)	(1,846)

Total	$148,807	$166,590

Reserves represent amounts necessary to adjust the carrying value of inventories to the lower of cost or net realizable value, including any costs to sell or dispose.

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

6.	Goodwill and Other Assets

Goodwill

	Dry Foods	Frozen Foods	Total
Balance, December 30, 2007	$651,758	$343,660	$995,418
Settlement of pre-acquisition liabilities	(746)	(394)	(1,140)

Balance, June 29, 2008	$651,012	$343,266	$994,278

Other Assets

	June 29, 2008	December 30, 2007
Amortizable intangibles, net of accumulated amortization of $26,171 and $16,579, respectively	$149,301	$158,892
Deferred financing costs, net of accumulated amortization of $11,236 and $8,889, respectively	29,331	30,974
Foreign Currency Swap (see Note 9)	508	347

Total	$179,140	$190,213

In fiscal 2007, the Blackstone Transaction was accounted for in accordance of SFAS No. 141, “Business Combinations,” and resulted in $175,471 in amortizable intangibles for the Successor; $52,810 was allocated to recipes with a life of ten years and $122,661 was allocated to customer relationships with useful lives ranging between 7 and 40 years.

Amortization during the three and six months ended June 29, 2008 was $4,796 and $9,592 respectively. Estimated amortization expense for each of the next five years and thereafter is as follows: remainder of 2008 - $9,592, 2009 - $16,088, 2010 - $12,917, 2011 - $12,749, 2012 - $12,589 and thereafter - $85,366. Amortization expense for the Predecessor during the period January 1, 2007 to April 2, 2007 was $1,911. Amortization expense for the Successor during the three months ended July 1, 2007 was $1,911.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Deferred financing costs, which relate to the Senior Secured Credit Facility, Senior Notes and Senior Subordinated Notes entered into in connection with the Blackstone Transaction amounted to $40,527. Amortization of the deferred financing costs during the three and six months ended June 29, 2008 was $1,183 and $2,347, respectively. Amortization of the deferred financing costs for the Predecessor during the period January 1, 2007 to April 2, 2007 was $1,977. Amortization expense of the deferred financing costs for the Successor during the three months ended July 1, 2007 was $5,387, including $4,200 of amortization of the Blackstone Transaction bridge financing fees.

7.	Debt and Interest Expense

	June 29, 2008	December 30, 2007
Notes payable	$152	$1,370

Long-term debt
- Senior secured credit facility - term loan	$1,237,500	$1,243,750
- 9.25% Senior notes	325,000	325,000
- 10.625% Senior subordinated notes	199,000	199,000
- Capital lease obligations	934	1,051

	1,762,434	1,768,801
Less: current portion of long-term obligations	12,743	12,736

Total long-term debt	$1,749,691	$1,756,065

Interest Expense

	Three months ended			Six months ended
	Successor		Predecessor	Successor		Predecessor
	Three months ended June 29, 2008	Three months ended July 1, 2007	April 2, 2007	Six months ended June 29, 2008	Three months ended July 1, 2007	January 1, 2007 to April 2, 2007
Third party interest expense	$30,052	$44,922	$18,862	$67,645	$44,922	$38,654
Related party interest expense	1,472	313	—	2,131	313	9
Interest rate swap (gains) losses (Note 9)	4,623	(903)	—	5,297	(903)	416

Total interest expense	$36,147	$44,332	$18,862	$75,073	$44,332	$39,079

As part of the Blackstone Transaction as described in Note 1, Peak Finance LLC entered into a $1,375.0 million credit agreement (the “Credit Agreement”) in the form of (i) Term Loans in an initial aggregate amount of $1,250.0 million (the “Senior Secured Credit Facility”) and (ii) Revolving Credit Commitments in the initial aggregate amount of $125.0 million (the “Revolving Credit Facility”). The term loan matures April 2, 2014. The Revolving Credit Facility matures April 2, 2013. There were no borrowings outstanding under the Revolving Credit Facility as of June 29, 2008 and December 30, 2007. Peak Finance LLC merged with and into PFF on April 2, 2007 at the closing of the Blackstone Transaction.

The amount of the term loan that was owed to affiliates of the Blackstone Group as of June 29, 2008 and December 30, 2007, was $34,675 and $29,850, respectively.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

The applicable margins with respect to our Senior Secured Credit Facility will vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on the Company’s leverage ratio as defined in the Credit Agreement. The applicable margins with respect to the Senior Secured Credit Facility are currently:

Eurocurrency Rate for Revolving Loans and Letter of Credit Fees	Applicable Rate (per annum)
	Base Rate for Revolving Loans	Commitment Fees Rate	Eurocurrency Rate for Term Loans	Base Rate for Term Loans
2.75%	1.75%	0.50%	2.75%	1.75%

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

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility for the Successor. For the three and six months ended June 29, 2008, the weighted average interest rate on the term loan was 5.47% and 6.48% , respectively, for the Successor. For the three months ended July 1, 2007, the weighted average interest rate on the term loan was 8.10% for the Successor. Borrowings under the revolving credit facility amounted to $5.0 million during the second quarter of 2008 and were subsequently paid back. For the three and six months ended June 29, 2008, the weighted average interest rate on the Revolving Credit Facility was 6.77% and 7.16%, respectively, for the Successor. For the three months ended July 1, 2007, the weighted average interest rate on the Revolving Credit Facility was 10.0% for the Successor. As of June 29, 2008, the Eurodollar interest rate on the term loan facility was 5.41% for the Successor.

A commitment fee of 0.50% per annum was applied to the unused portion of the Revolving Credit Facility for the Predecessor. For the three months ended April 1, 2007, the weighted average interest rate on the term loan was 7.36% for the Predecessor. There were no borrowings under the revolving credit facility during the first quarter of 2007.

The Company pays a fee for all outstanding letters of credit drawn against our Revolving Credit Facility at an annual rate equivalent to the Applicable Rate then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility agreement cannot exceed $25,000. As of June 29, 2008 and December 30, 2007, the Company utilized $12,406 and $9,757, respectively of the Revolving Credit Facility for letters of credit. Of the $125,000 revolving credit facility available, the Company had an unused balance of $112,594 and $115,243 available for future borrowing and letters of credit as of June 29, 2008 and December 30, 2007, respectively. The remaining amount that can be used for letters of credit as of June 29, 2008 and December 30, 2007 was $12,594 and $15,243, respectively.

The term loan matures in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the term loan outstanding as of June 29, 2008 are $6.25 million in 2008, $12.5 million in 2009, $12.5 million in 2010, $12.5 million in 2011, $12.5 million in 2012 and $1,181.25 million thereafter.

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

As of June 29, 2008, the Company maintains a noncontributory defined benefit pension plan that covers eligible union employees and provides benefits generally based on years of service and employees’ compensation. The Company’s pension plan is funded in conformity with the funding requirements of applicable government regulations. As disclosed in the Company’s Consolidated Financial Statements for the fiscal year ended December 30, 2007, the Company expected to make contributions totaling $2.5 million during the current fiscal year, of which $0.6 million was paid during the six months ended June 29, 2008.

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

Pension Benefits

	Three months ended			Six months ended
	Successor		Predecessor	Successor		Predecessor
	Three months ended June 29, 2008	Three months ended July 1, 2007	April 2, 2007	Six months ended June 29, 2008	Three months ended July 1, 2007	January 1, 2007 to April 2, 2007
Service cost	$367	$496	$—	$840	$496	$472
Interest cost	1,132	980	—	2,132	980	980
Expected return on assets	(1,090)	(1,083)	—	(2,169)	(1,083)	(1,092)

Net periodic benefit cost	$409	$393	$—	$803	$393	$360

Other Postretirement Benefits

	Three months ended			Six months ended
	Successor		Predecessor	Successor		Predecessor
	Three months ended June 29, 2008	Three months ended July 1, 2007	April 2, 2007	Six months ended June 29, 2008	Three months ended July 1, 2007	January 1, 2007 to April 2, 2007
Service cost	$2	$246	$—	$4	$246	$246
Interest cost	15	132	—	31	132	132
Amortization of:
Unrecognized prior service cost (credit)	—	—	—	—	—	(84)

Net periodic benefit cost	$17	$378	$—	$35	$378	$294

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

Prior to the Blackstone Transaction, the Predecessor had entered into interest rate swap agreements with counterparties to effectively change a portion of the floating rate payments on its senior secured credit facilities into fixed rate payments. As of April 1, 2007, the fair value of the interest rate swaps was a net loss of $2,299, which was recorded as a long term liability. This interest rate swap was settled in April 2007.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

As of June 29, 2008, the fair values of the interest rate swap and collar contracts were a loss of $21,838 which was recorded in the Other long-term liabilities on the Consolidated Balance Sheet. As of December 30, 2007, the fair values of the interest rate swap and collar contracts were a loss of $24,135 which was recorded in the Other long-term liabilities line on the Consolidated Balance Sheet. The offsetting gain of $2,297 is recorded as a component of Accumulated other comprehensive (loss) income of $2,309 ($1,219, net of a $927 tax provision) on the Consolidated Balance Sheet and Interest expense of $12 recorded on the Consolidated Statement of Operations. In addition, as of June 29, 2008, interest payable of $4,708 was recorded in Accrued liabilities on the Consolidated Balance Sheets. As of December 30, 2007, interest receivable of $653 was recorded Other current assets on the Consolidated Balance Sheet. The offsetting gains or losses from interest payable or interest receivable entries are recorded as a component of Interest expense on the Consolidated Statement of Operations.

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

This swap was not designated as a hedge pursuant to SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities.” As of June 29, 2008, the fair value of the interest rate swap was a net loss of $114 is included in Accrued liabilities on the Consolidated Balance Sheet. In addition, as of June 29, 2008, interest receivable of $77 was recorded in Accounts receivable, net on the Consolidated Balance Sheet. The offsetting loss is recorded as a component of Interest expense on the Consolidated Statement of Operations.

Gains and losses on the interest rate swaps, which were recorded as either adjustment to interest expense on the Consolidated Statement of Operations or as an adjustment to Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets, are detailed below:

Interest Rate Swaps

	Three months ended			Six months ended
	Successor		Predecessor	Successor		Predecessor
	Three months ended June 29, 2008	Three months ended July 1, 2007	April 2, 2007	Six months ended June 29, 2008	Three months ended July 1, 2007	January 1, 2007 to April 2, 2007
Mark-to-market (loss)/gain recorded in:
Accumulated other comprehensive (loss) income	$23,039	$10,081	$—	$2,309	$10,081	$—
Consolidated Statement of Operations	14	2,299	—	(126)	2,299	(1,452)
Realized gain/(loss) recorded in the Consolidated Statement of Operations	(4,637)	(1,396)	—	(5,171)	(1,396)	1,036

Net gain/(loss) on interest rate swaps	$18,416	$10,984	$—	$(2,988)	$10,984	$(416)

Commodity Risk

The Company entered into natural gas swap transactions to lower the Company’s exposure to the price of natural gas. As of June 29, 2008, two trades remain that mature in July and August 2008 with quantities ranging from 35,000 to 41,000 MMBTU’s. The Company paid a fixed price of $12.99 per MMBTU, with settlements monthly. As of June 29, 2008, the fair value of the natural gas swap was a gain of $19, and is recorded in Other current assets on the Consolidated Balance Sheet. As of December 30, 2007, the fair value of the natural gas swaps was a loss of $77 and is recorded in Accrued liabilities on the Consolidated Balance Sheet.

The swap contracts were not designated as hedges pursuant to SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities.”

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Gains and losses on the natural gas swaps, which were recorded as a component of cost of products sold in the Consolidated Statement of Operations, are detailed below:

Natural Gas Swaps

	Three months ended			Six months ended
	Successor		Predecessor	Successor		Predecessor
	Three months ended June 29, 2008	Three months ended July 1, 2007	April 2, 2007	Six months ended June 29, 2008	Three months ended July 1, 2007	January 1, 2007 to April 2, 2007
Mark-to-market (loss)/gain recorded in:
Consolidated Statement of Operations	(183)	(124)	—	96	(124)	205
Realized gain/(loss) recorded in the Consolidated Statement of Operations	276	30	—	311	30	(84)

Net gain/(loss) on natural gas swaps	$93	$(94)	$—	$407	$(94)	$121

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

The contracts with Lehman Brothers were entered into in April 2007 and were not designated as hedges pursuant to SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities.” The trades outstanding as of June 29, 2008 run through December 2008. As of June 29, 2008, the fair value of the Lehman foreign currency exchange contracts was a loss of $616, which is recorded in Accrued liabilities on the Consolidated Balance Sheet. The offsetting loss was recorded as an adjustment to cost of products sold. As of December 30, 2007, the fair value of the Lehman foreign currency exchange contracts was a loss of $2,353, which is recorded in Accrued liabilities in the Consolidated Balance Sheets.

Contracts with the Union Bank of California were entered into in October 2007 and in accordance with SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities” were designated as a cash flow hedge. SFAS No. 133 states that foreign currency risk associated with these transactions can be designated as a hedge since (1) they are in a currency (CAD) other than the Company’s functional currency (USD), (2) they have a high probability of occurring since the contract values approximate a portion of the amount of the Company’s Canadian subsidiary’s U.S. dollar-denominated purchases for the month and (3) the foreign currency risk associated with these transactions affects consolidated earnings. The exchange rate swap contracts contain the following terms:

•	Notional amounts: $400 - $2,600 CAD

•	CAD to USD Exchange Rates: .967 - 1.007

•	Maturity Dates: Aug 2008 – Dec 2009

As of June 29, 2008, the fair value of the Union Bank of California foreign currency swap contracts was a gain of $1,097, of which $589 is recorded in Other current assets and $508 is recorded in Other assets, net on the Consolidated Balance Sheet. The offsetting gain is recorded as a component of Accumulated other comprehensive (loss) income. As of December 30, 2007, the fair value of the Union Bank of California foreign currency exchange contracts was a gain of $752, of which $406 was recorded in Other current assets and $347 is recorded in Other assets, net on the Consolidated Balance Sheet.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Gains and losses on the foreign currency exchange swaps, which were recorded as either an adjustment to cost of products sold on the Consolidated Statement of Operations, or as an adjustment to Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets, are detailed below:

Foreign Currency Swaps

	Three months ended			Six months ended
	Successor		Predecessor	Successor		Predecessor
	Three months ended June 29, 2008	Three months ended July 1, 2007	April 2, 2007	Six months ended June 29, 2008	Three months ended July 1, 2007	January 1, 2007 to April 2, 2007
Mark-to-market gain/(loss) recorded in:
Accumulated other comprehensive (loss) income	$(400)	$—	$—	$345	$—	$—
Consolidated Statement of Operations	157	(1,659)	—	1,737	(1,659)	—
Realized (loss)/gain recorded in the Consolidated Statement of Operations	(173)	(254)	—	(408)	(254)	—

Net (loss) gain on foreign currency swaps	$(416)	$(1,913)	$—	$1,674	$(1,913)	$—

Other

The Company utilizes irrevocable standby letters of credit with one-year renewable terms to satisfy workers’ compensation self-insurance security deposit requirements. At June 29, 2008, the Company’s contract value of the outstanding standby letters of credit to satisfy workers’ compensation self-insurance security deposits totaled $7,797, which approximates fair value. As of June 29, 2008, the Company also utilized letters of credit in connection with the purchase of raw materials in the amount of $4,609, which approximates fair value. At December 30, 2007, the Company’s contract value of the outstanding standby letters of credit to satisfy workers’ compensation self-insurance security deposits was $9,483, which approximates fair value. As of December 30, 2007, the Company also utilized letters of credit in connection with the purchase of raw materials in the amount of $274, which approximates fair value.

The Company is exposed to credit loss in the event of non-performance by the other parties to derivative financial instruments. All counterparties are at least “A-” rated or equivalent by Standard & Poor’s and Moody’s. Accordingly, the Company does not anticipate non-performance by the counterparties.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.

The estimated fair value of the Company’s long-term debt, including the current portion, as of June 29, 2008, is as follows:

	June 29, 2008
Issue	Recorded Amount	Fair Value
Senior Secured Credit Facilities - term loan	$1,237,500	$1,147,781
9.25% Senior Notes	325,000	286,000
10.625% Senior Subordinated Notes	199,000	159,200

	$1,761,500	$1,592,981

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

Employee Litigation—Indemnification of US Cold Storage

On March 21, 2002, an employee at the Omaha, Nebraska facility, died as the result of an accident while operating a forklift at a Company-leased warehouse facility. OSHA conducted a full investigation and determined that the death was the result of an accident and found no violations by the Company. On March 18, 2004, the estate of the deceased filed suit in District Court of Sarpy County, Nebraska, Case No: CI 04-391, against the Company, the owner of the forklift and the leased warehouse, the manufacturer of the forklift and the distributor of the forklift. The Company, having been the deceased’s employer, was named as a defendant for workers’ compensation subrogation purposes only.

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

R2 appeal in Aurora bankruptcy

Prior to its bankruptcy filing, Aurora entered into an agreement with its pre-petition lending group compromising the amount of certain fees due under its senior bank facilities (the “October Amendment”). One of the members of the bank group (R2 Top Hat, Ltd.) challenged the enforceability of the October Amendment during Aurora’s bankruptcy by filing an adversary proceeding in U.S. Bankruptcy Court, District of Delaware, and by objecting to confirmation. The Bankruptcy Court rejected the lender’s argument and confirmed Aurora’s plan of reorganization. The lender then appealed from those orders of the Bankruptcy Court. In December 2006, the U.S. District Court for the District of Delaware filed its Memorandum and Order affirming both (a) the February 20, 2004 Order of the Bankruptcy Court confirming the debtor’s First Amended Joint Reorganization Plan, and (b) the February 27, 2004 Order of the Bankruptcy Court granting the debtor’s motion for summary judgment and dismissing the adversary proceeding. R2 Top Hat, Ltd. filed a Notice of Appeal to the 3rd Circuit Court of Appeals. On April 17, 2008, the Company settled with R2 Top Hat, Ltd. for $10.0 million in full payment of the excess leverage fees related to the Aurora prepetition bank facility, all related interest and all other out-of-pocket costs. After this settlement, there are no remaining contingencies related to the excess leverage fees under the Aurora prepetition senior bank facility. Accordingly, the remaining $10.0 million accrued liability assumed in the merger with Aurora Foods Inc. and recorded at fair value of $20.1 million in the purchase price allocation for the Blackstone Transaction was reduced to $0 and the related credit, net of related expenses, was recorded in the Other income (expense), net in the Consolidated Statement of Operations.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

American Cold Storage—North America, L.P. v. P.F. Distribution, LLC and Pinnacle Foods Group Inc.

On June 26, 2005, the Company was served with a Summons and Complaint in the above matter, which was filed in the Circuit Court of Madison County, Tennessee. American Cold Storage (“ACS”) operates a frozen storage warehouse and distribution facility (the “Facility”) located in Madison County, Tennessee, near the Company’s Jackson, Tennessee plant. In April 2004, the Company entered into discussions with ACS to utilize the Facility. Terms were discussed, but no contract was ever signed. Shortly after shipping product to the Facility, the Company discovered that the Facility was incapable of properly handling the discussed volume of product and began reducing its shipments to the Facility. The original complaint seeks damages not to exceed $1.5 million, together with associated costs. On May 3, 2006, the Company’s attorney received notice from counsel for ACS that it was increasing its damage claim in the suit from $1.5 million to $5.5 million. ACS will be required to provide specifics justifying the increase through ongoing discovery and the deposition of the President of ACS which was previously scheduled. It is too early to determine the likely outcome of this litigation. The discovery phase of the case has begun and the Company intends to vigorously defend against this claim. The judge has set a trial date for August 2008. The Company has made an offer to settle the claim and has reserved the amount on its Consolidated Balance Sheet as of June 29, 2008. The Company believes that resolution of such matters will not have a material impact on its financial condition, results of operations or cash flows.

Gilster Mary Lee Corporation v. Pinnacle Foods

In September 2006, Gilster Mary Lee Corporation (“Gilster”), the primary co-packer of the Company’s Duncan Hines products, filed suit against us alleging that monies were due to Gilster from the Company for a warehouse/handling fee under an existing contract. While certain of these fees are required by the contract, the calculation of the fees was the issue in dispute. In U.S. District Court in January 2008, a verdict was returned in favor of Gilster. The Company has fully reserved the amount of the verdict. On July 17, 2008, the Company and Gilster settled the case for full payment of the amount reserved. In addition, an amendment was made to the contract modifying the disputed warehouse/handling fee and certain payment terms from the date of settlement forward. The resolution of this matter did not have a material impact on the Company’s financial condition, results of operations or cash flows.

11.	Related Party Transactions

Successor

Advisory Agreement

At the closing of the Blackstone Transaction, the Company entered into an advisory agreement with an affiliate of The Blackstone Group pursuant to which such entity or its affiliates will provide certain strategic and structuring advice and assistance to us. In addition, under this agreement, affiliates of The Blackstone Group provide certain monitoring, advisory and consulting services to the Company for an aggregate annual management fee equal to $2.5 million for the year ended December 2007, and the greater of $2.5 million or 1.0% of Consolidated EBITDA (as defined in the credit agreement governing the Company’s Senior Secured Credit Facilities) for each year thereafter. Affiliates of Blackstone received reimbursement for out-of-pocket expenses incurred by them in connection with the Blackstone Transaction prior to the closing date and in connection with the provision of services pursuant to the agreement of merger. Expenses relating to the management fee were $625 and $1,250 for the three and six months ended June 29, 2008, respectively. Expenses relating to the management fee were $833 for the three months ended July 1, 2007.

In addition, on April 2, 2007 and pursuant to the agreement of merger, an affiliate of Blackstone received transaction fees totaling $21.6 million for services provided by Blackstone and its affiliates related to the Blackstone Transaction. This is included in the transaction fees described in footnote 1.

Supplier Costs

Graham Packaging, which is owned by affiliates of the Blackstone Group, supplies packaging for some of the Company’s products. Purchases from Graham Packaging were $3,141 and $6,631 for the three and six months ended June 29, 2008, respectively. Purchases from Graham Packaging were $3,469 for the three months ended July 1, 2007.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Debt and Interest Expense

For the three and six months ended June 29, 2008, fees and interest expense recognized in the Consolidated Statement of Operations for debt to the related party Blackstone Advisors L.P. totaled $1,472 and $2,131, respectively. Related party interest for Blackstone Advisors L.P was $313 for the three months ended July 1, 2007.

Predecessor

Management fees

On November 25, 2003, the Company entered into a Management Agreement with JPMorgan Partners, LLC (“JPMP”) and J.W. Childs Associates, L.P. (“JWC”), shareholders of Crunch Holding Corp’s parent company prior to the Blackstone Transaction, whereby JPMP and JWC provide management, advisory and other services. The agreement called for quarterly payments of $125 to each of JPMP and JWC for management fees. For the three months ended April 1, 2007, management fees expensed and paid to JPMP and JWC were $250. The Company reimbursed JPMP and JWC for out-of-pocket expenses totaling $7 during the three months ended April 1, 2007. The Management Agreement also stipulated that in connection with any acquisition transaction subsequent to the acquisition by Crunch Equity Holding LLC and merger with Aurora Foods Inc, there would be a transaction fee of 0.5% of the aggregate purchase price payable to each of JPMP and JWC, plus fees and expenses. In connection with the Blackstone Transaction, JPMP and JWC were each paid a transaction fee of $10.8 million. Also, in connection with the Blackstone Transaction, this agreement was cancelled, effective with the change in control.

Also on November 25, 2003, the Company entered into an agreement with CDM Capital LLC, an affiliate of CDM Investor Group LLC, shareholders of Crunch Holding Corp’s parent company prior to the Blackstone Transaction, whereby CDM Capital LLC will receive a transaction fee of 0.5% of the aggregate purchase price of future acquisitions (other than the acquisition of Pinnacle Foods Holding Corporation by Crunch Equity Holding LLC or the merger with Aurora Foods Inc), plus fees and expenses. In connection with the Blackstone Transaction, CDM Capital LLC was paid a transaction fee of $10.8 million. Also, in connection with the Blackstone Transaction, this agreement was cancelled, effective with the change in control.

Leases and Aircraft

The Company leased office space owned by a party related to C. Dean Metropoulos, the Company’s former Chairman. The base rent for the office was $87 annually. Rent expense was $26 during the three months ended April 1, 2007.

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

Effective with the occurrence of the Blackstone Transaction, the contracts to lease the office space and aircraft were terminated. The Predecessor recorded a charge of $6.3 million related to these contract terminations. The charge was recorded on April 2, 2007 in the Consolidated Statement of Operations of the Predecessor immediately prior to the Blackstone Transaction.

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

The Company’s products and operations are managed and reported in two operating segments. The dry foods segment consists of the following reporting units: baking (Duncan Hines®), condiments (Vlasic®, Open Pit®), syrups (Mrs. Butterworth’s® and Log Cabin®) and canned meat (Armour®). The frozen foods segment consists of the following reporting units: frozen dinners and entrees (Swanson®, Hungry-Man®), frozen seafood (Van de Kamp’s®, Mrs. Paul’s®), frozen breakfast (Aunt Jemima®), bagels (Lenders®), and frozen pizza (Celeste®). Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Cost of products sold in the dry and frozen segment for the three months ended July 1, 2007 included $26,658 and $9,275, respectively, representing the write up of inventories to the fair value at the date of the Blackstone Transaction. Fair value is also referred to as net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. Corporate assets consist of prepaid and deferred tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management, finance and legal functions and the gain on litigation settlement.

	Three months ended			Six months ended
	Successor		Predecessor	Successor		Predecessor
	Three months ended June 29, 2008	Three months ended July 1, 2007	April 2, 2007	Six months ended June 29, 2008	Three months ended July 1, 2007	January 1, 2007 to April 2, 2007
SEGMENT INFORMATION
Net sales
Dry foods	$235,094	$223,780	$—	$431,797	$223,780	$193,606
Frozen foods	155,037	142,083	—	320,505	142,083	182,981

Total	$390,131	$365,863	$—	$752,302	$365,863	$376,587

Earnings (loss) before interest and taxes
Dry foods	$27,401	$3,260	$(5,028)	$59,921	$3,260	$32,337
Frozen foods	6,525	1,732	(3,345)	7,612	1,732	675
Unallocated corporate expenses	(2,786)	(4,925)	(49,129)	3,301	(4,925)	(54,784)

Total	$31,140	$67	$(57,502)	$70,834	$67	$(21,772)

Depreciation and amortization
Dry foods	$7,471	$5,688	$—	$14,466	$5,688	$5,683
Frozen foods	7,530	4,004	—	15,060	4,004	4,480

Total	$15,001	$9,692	$—	$29,526	$9,692	$10,163

Capital expenditures
Dry foods	$2,306	$2,886	$—	$4,545	$2,886	$3,611
Frozen foods	3,385	3,655	—	6,175	3,655	2,545

Total	$5,691	$6,541	$—	$10,720	$6,541	$6,156

GEOGRAPHIC INFORMATION
Net sales
United States	$368,332	$348,343	$—	$713,288	$348,343	$359,572
Canada	21,799	17,520	—	39,014	17,520	17,015

Total	$390,131	$365,863	$—	$752,302	$365,863	$376,587

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

	June 29, 2008	December 30, 2007
SEGMENT INFORMATION:
Total assets
Dry foods	$1,719,319	$1,737,544
Frozen foods	910,434	923,275
Corporate	4,330	6,260

Total	$2,634,083	$2,667,079

GEOGRAPHIC INFORMATION
Long-lived assets
United States	$262,220	$271,429
Canada	39	46

Total	$262,259	$271,475

13.	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, FASB Staff Position No. 157-2 defers the Statement’s effective date for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008, and will be effective for the Company in the first quarter of fiscal 2009. The Company is currently evaluating this new standard and anticipates that the statement will not have a significant impact on the report of its financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. The adoption of SFAS No. 141(R) will have an impact on the Company’s accounting for future business combinations on a prospective basis once adopted; however, the materiality of that impact cannot be determined.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— an amendment of SFAS Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about derivative and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating this new statement and anticipates that the statement will not have a significant impact on the reporting of its financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP No. 142-3). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of intangible assets included in this FASB Staff Position will be applied prospectively to intangible assets acquired after the effective date of December 29, 2008 (first day of fiscal 2009). The implementation of FSP No. 142-3 will not have a material impact on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

14.	Income Taxes

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes: An Interpretation of Statement of Financial Accounting Standards (“SFAS”) Statement No. 109” in fiscal 2007. The Company's liability for unrecognized tax benefits as of June 29, 2008 was $643. The amount, if recognized, that would impact the effective tax rate as of June 29, 2008 was $0. The entire amount of the liability for unrecognized tax benefits is classified as a long-term liability. Certain statutes of limitation expired during the six months ended June 2008 which resulted in a decrease of $899 in the unrecognized tax benefits liability and to goodwill. Additionally, other statutes of limitation may expire during the remainder of the year and may result in additional decreases in the unrecognized tax benefits liability of approximately $127. The decreases, if realized, would be recorded as decreases to goodwill.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

15.	Guarantor and Nonguarantor Statements

In connection with the Blackstone Transaction described in Note 1 and as a part of the related financings, the Company issued $325 million of 9.25% Senior Notes and $250 million ($199 million outstanding as of June 29, 2008 and December 30, 2007) of 10.625% Senior Subordinated Notes in private placements pursuant to Rule 144A and Regulation S.

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

The following consolidating financial information presents:

(1)	(a) Consolidating balance sheets as of June 29, 2008 and December 30, 2007 for the Successor.

(b) The related consolidating statements of operations for the Company, all guarantor subsidiaries and the non- guarantor subsidiary for the following:

i.	Successor’s three months ended June 29, 2008.

ii.	Successor’s three months ending July 1, 2007.

iii.	Predecessor’s activities on April 2, 2007, immediately prior to the Blackstone Transaction.

iv.	Successor’s six months ended June 29, 2008.

v.	Predecessor’s activities from January 1, 2007 to April 2, 2007, immediately prior to the Blackstone Transaction.

(c) The related consolidating statements of cash flows for the Company, all guarantor subsidiaries and the non-guarantor subsidiary for the following:

i.	Successor’s six months ended June 29, 2008.

ii.	Successor’s three months ending July 1, 2007.

iii.	Predecessor’s activities from January 1, 2007 to April 2, 2007, immediately prior to the Blackstone Transaction.

(2)	Elimination entries necessary to consolidate the Company with its guarantor subsidiaries and non-guarantor subsidiary.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidated Balance Sheet

June 29, 2008

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$15,675	$294	$—	$15,969
Accounts receivable, net	77	93,088	5,444	—	98,609
Intercompany accounts receivable	—	121,732	6,802	(128,534)	—
Inventories, net	—	144,370	4,437	—	148,807
Other current assets	608	5,063	61	—	5,732
Deferred tax assets	—	4,077	—	—	4,077

Total current assets	685	384,005	17,038	(128,534)	273,194
Plant assets, net	—	262,220	39	—	262,259
Investment in subsidiaries	1,331,604	9,959	—	(1,341,563)	—
Intercompany note receivable	923,478	—	—	(923,478)	—
Tradenames	—	925,212	—	—	925,212
Other assets, net	29,839	149,301	—	—	179,140
Goodwill	—	994,278	—	—	994,278

Total assets	$2,285,606	$2,724,975	$17,077	$(2,393,575)	$2,634,083

Current liabilities:
Notes payable	$—	$152	$—	$—	$152
Current portion of long-term obligations	12,500	243	—	—	12,743
Accounts payable	—	71,970	2,415	—	74,385
Intercompany accounts payable	128,534	—	—	(128,534)	—
Accrued trade marketing expense	—	30,549	3,944	—	34,493
Accrued liabilities	32,214	44,906	293	—	77,413
Accrued income taxes	—	—	466	—	466

Total current liabilities	173,248	147,820	7,118	(128,534)	199,652
Long-term debt	1,749,000	691	—	—	1,749,691
Intercompany note payable	—	923,478	—	(923,478)	—
Pension and other postretirement benefits	—	8,874	—	—	8,874
Other long-term liabilities	21,838	3,004	—	—	24,842
Deferred tax liabilities	—	309,504	—	—	309,504

Total liabilities	1,944,086	1,393,371	7,118	(1,052,012)	2,292,563
Commitments and contingencies	—	—	—	—	—
Shareholder’s equity:
Pinnacle Common Stock, $.01 par value	—	—	—	—	—
Additional paid-in-capital	427,234	1,284,155	2,324	(1,286,479)	427,234
Accumulated other comprehensive income (loss)	(17,092)	4,565	178	(4,743)	(17,092)
(Accumulated deficit) Retained earnings	(68,622)	42,884	7,457	(50,341)	(68,622)

Total shareholder’s equity	341,520	1,331,604	9,959	(1,341,563)	341,520

Total liabilities and shareholder’s equity	$2,285,606	$2,724,975	$17,077	$(2,393,575)	$2,634,083

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Operations - Successor

For the three months ended June 29, 2008

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$—	$377,226	$21,799	$(8,894)	$390,131
Cost of products sold	—	295,797	15,986	(8,726)	303,057

Gross profit	—	81,429	5,813	(168)	87,074
Operating expenses
Marketing and selling expenses	—	36,048	2,142	—	38,190
Administrative expenses	641	10,819	638	—	12,098
Research and development expenses	—	854	—	—	854
Intercompany royalties	—	—	15	(15)	—
Intercompany technical service fees	—	—	153	(153)	—
Other (income) expense, net	—	4,792	—	—	4,792
Equity in (earnings) loss of investees	(11,393)	(1,983)	—	13,376	—

Total operating expenses	(10,752)	50,530	2,948	13,208	55,934

Earnings before interest and taxes	10,752	30,899	2,865	(13,376)	31,140
Intercompany interest (income) expense	(12,792)	12,792	—	—	—
Interest expense	36,110	37	—	—	36,147
Interest income	—	31	18	—	49

(Loss) earnings before income taxes	(12,566)	18,101	2,883	(13,376)	(4,958)
Provision for income taxes	—	6,708	900	—	7,608

Net (loss) earnings	$(12,566)	$11,393	$1,983	$(13,376)	$(12,566)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Operations - Successor

For the three months ended July 1, 2007

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$—	$357,780	$17,520	$(9,437)	$365,863
Cost of products sold	—	310,348	14,167	(9,241)	315,274

Gross Profit	—	47,432	3,353	(196)	50,589
Operating expenses
Marketing and selling expenses	—	31,863	1,692	—	33,555
Administrative expenses	833	12,747	535	—	14,115
Research and development expenses	—	952	—	—	952
Intercompany royalties	—	—	21	(21)	—
Intercompany technical service fees	—	—	175	(175)	—
Other (income) expense, net	—	1,900	—	—	1,900
Equity in (earnings) loss of investees	24,667	(578)	—	(24,089)	—

Total operating expenses	25,500	46,884	2,423	(24,285)	50,522

(Loss) earnings before interest and taxes	(25,500)	548	930	24,089	67
Intercompany interest (income) expense	(18,055)	18,055	—	—	—
Interest expense	44,204	128	—	—	44,332
Interest income	—	446	15	—	461

(Loss) earnings before income taxes	(51,649)	(17,189)	945	24,089	(43,804)
(Benefit) provision for income taxes	(3,331)	7,478	367	—	4,514

Net (loss) earnings	$(48,318)	$(24,667)	$578	$24,089	$(48,318)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidating Statement of Operations - Predecessor

April 2, 2007

	Pinnacle Foods Group Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$—	$—
Cost of products sold	1,172	—	—	—	1,172

Gross profit	(1,172)	—	—	—	(1,172)
Operating expenses
Marketing and selling expenses	2,933	(2)	—	—	2,931
Administrative expenses	3,935	—	—	—	3,935
Research and development expenses	333	2	—	—	335
Intercompany royalties	—	—	—	—	—
Intercompany technical service fees	—	—	—	—	—
Other (income) expense, net	39,917	8,800	412	—	49,129
Equity in (earnings) loss of investees	9,058	263	—	(9,321)	—

Total operating expenses	56,176	9,063	412	(9,321)	56,330

Loss before interest and taxes	(57,348)	(9,063)	(412)	9,321	(57,502)
Intercompany interest (income) expense	—	—	—	—	—
Interest expense	18,862	—	—	—	18,862
Interest income	—	—	—	—	—

Loss before income taxes	(76,210)	(9,063)	(412)	9,321	(76,364)
Provision (benefit) for income taxes	68	(5)	(149)	—	(86)

Net loss	$(76,278)	$(9,058)	$(263)	$9,321	$(76,278)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Operations - Successor

For the six months ended June 29, 2008

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$—	$729,688	$39,014	$(16,400)	$752,302
Cost of products sold	—	577,289	28,557	(16,034)	589,812

Gross profit	—	152,399	10,457	(366)	162,490
Operating expenses
Marketing and selling expenses	—	61,915	3,961	—	65,876
Administrative expenses	1,354	21,696	1,320	—	24,370
Research and development expenses	—	1,799	—	—	1,799
Intercompany royalties	—	—	33	(33)	—
Intercompany technical service fees	—	—	333	(333)	—
Other (income) expense, net	—	(389)	—	—	(389)
Equity in (earnings) loss of investees	(25,983)	(3,289)	—	29,272	—

Total operating expenses	(24,629)	81,732	5,647	28,906	91,656

Earnings before interest and taxes	24,629	70,667	4,810	(29,272)	70,834
Intercompany interest (income) expense	(30,253)	30,253	—	—	—
Interest expense	74,795	278	—	—	75,073
Interest income	—	158	35	—	193

(Loss) earnings before income taxes	(19,913)	40,294	4,845	(29,272)	(4,046)
Provision for income taxes	—	14,311	1,556	—	15,867

Net (loss) earnings	$(19,913)	$25,983	$3,289	$(29,272)	$(19,913)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidating Statement of Operations - Predecessor

January 1, 2007 to April 2, 2007

	Pinnacle Foods Group Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$233,444	$134,834	$17,015	$(8,706)	$376,587
Cost of products sold	171,438	116,165	14,062	(8,474)	293,191

Gross profit	62,006	18,669	2,953	(232)	83,396
Operating expenses
Marketing and selling expenses	22,677	9,927	2,371	—	34,975
Administrative expenses	12,667	4,697	350	—	17,714
Research and development expenses	1,056	381	—	—	1,437
Intercompany royalties	—	—	57	(57)	—
Intercompany technical service fees	—	—	175	(175)	—
Other (income) expense, net	41,833	8,797	412	—	51,042
Equity in (earnings) loss of investees	6,018	254	—	(6,272)	—

Total operating expenses	84,251	24,056	3,365	(6,504)	105,168

Loss before interest and taxes	(22,245)	(5,387)	(412)	6,272	(21,772)
Intercompany interest (income) expense	(465)	465	—	—	—
Interest expense	39,067	12	—	—	39,079
Interest income	—	472	14	—	486

Loss before income taxes	(60,847)	(5,392)	(398)	6,272	(60,365)
Provision (benefit) for income taxes	5,802	626	(144)	—	6,284

Net loss	$(66,649)	$(6,018)	$(254)	$6,272	$(66,649)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Cash Flows - Successor

For the six months ended June 29, 2008

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net (loss) earnings from operations	$(19,913)	$25,983	$3,289	$(29,272)	(19,913)
Non-cash charges (credits) to net (loss) earnings
Depreciation and amortization	—	29,519	7	—	29,526
Gain on litigation settlement	—	(9,988)	—	—	(9,988)
Amortization of debt acquisition costs	2,347	—	—	—	2,347
Change in value of financial instruments	—	(1,708)	—	—	(1,708)
Equity in (earnings) loss of investees	(25,983)	(3,289)	—	29,272	—
Stock-based compensation charges	—	461	—	—	461
Postretirement healthcare benefits	—	35	—	—	35
Pension expense	—	212	—	—	212
Other long-term liabilities	—	34	—	—	34
Deferred income taxes	—	14,193	—	—	14,193
Changes in working capital
Accounts receivable	577	495	141	—	1,213
Intercompany accounts receivable/payable	56,232	(51,636)	(4,596)	—	—
Inventories	—	15,753	1,839	—	17,592
Accrued trade marketing expense	—	5,046	441	—	5,487
Accounts payable	—	10,547	(135)	—	10,412
Accrued liabilities	(6,142)	(13,425)	(1,737)	—	(21,304)
Other current assets	(183)	260	305	—	382

Net cash provided by (used in) operating activities	6,935	22,492	(446)	—	28,981

Cash flows from investing activities Capital expenditures	—	(10,719)	(1)	—	(10,720)

Net cash used in investing activities	—	(10,719)	(1)	—	(10,720)

Cash flows from financing activities
Repayment of capital lease obligations	—	(117)	—	—	(117)
Equity contribution	124	—	—	—	124
Reduction of equity contributions	(105)	—	—	—	(105)
Proceeds from notes payable borrowing	5,000	—	—	—	5,000
Debt acquisition costs	(704)	—	—	—	(704)
Repayments of notes payable	(5,000)	(1,218)	—	—	(6,218)
Repayments of long term obligations	(6,250)	—	—	—	(6,250)

Net cash used in financing activities	(6,935)	(1,335)	—	—	(8,270)

Effect of exchange rate changes on cash	—	—	(21)	—	(21)
Net change in cash and cash equivalents	—	10,438	(468)	—	9,970
Cash and cash equivalents - beginning of period	—	5,297	702	—	5,999

Cash and cash equivalents - end of period	$—	$15,735	$234	$—	15,969

Supplemental disclosures of cash flow information:
Interest paid	$79,155	$53	$—	$—	$79,208
Interest received	—	166	27	—	193
Income taxes paid	—	272	2,856	—	3,128

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Cash Flows - Successor

For the three months ended July 1, 2007

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net (loss) earnings from operations	$(48,318)	$(24,667)	$578	$24,089	$(48,318)
Non-cash charges (credits) to net (loss) earnings
Depreciation and amortization	—	9,679	13	—	9,692
Amortization of debt acquisition costs	5,387	—	—	—	5,387
Change in value of financial instruments	(955)	(517)	—	—	(1,472)
Stock-based compensation charges	—	178	—	—	178
Equity in (earnings) loss of investees	24,667	(578)	—	(24,089)	—
Postretirement healthcare benefits	—	378	—	—	378
Pension expense	—	393	—	—	393
Other long-term liabilities	481	(515)	—	—	(34)
Deferred income taxes	(3,331)	7,528	—	—	4,197
Changes in working capital, net of acquisition
Accounts receivable	(897)	8,609	(1,086)	—	6,626
Intercompany accounts receivable/payable	17,758	(17,976)	218	—	—
Inventories	—	30,396	682	—	31,078
Accrued trade marketing expense	—	(11,086)	1,721	—	(9,365)
Accounts payable	—	8,595	(1,298)	—	7,297
Accrued liabilities	16,608	(17,157)	80	—	(469)
Other current assets	(1,667)	(222)	40	—	(1,849)

Net cash provided by (used in) operating activities	9,733	(6,962)	948	—	3,719

Cash flows from investing activities
Payments for business acquisition, net of cash acquired	(1,325,980)	5,921	813	—	(1,319,246)
Capital expenditures	—	(6,527)	(14)	—	(6,541)
Sale of plant assets	—	2,200	—	—	2,200

Net cash (used in) provided by investing activities	(1,325,980)	1,594	799	—	(1,323,587)

Cash flows from financing activities
Repayment of capital lease obligations	—	(88)	—	—	(88)
Equity contributions	420,414	—	—	—	420,414
Reduction of equity contributions	(391)	—	—	—	(391)
Debt acquisition costs	(39,785)	—	—	—	(39,785)
Proceeds from bank term loan	1,250,000	—	—	—	1,250,000
Proceeds from bond issuances	575,000	—	—	—	575,000
Proceeds from notes payable borrowing	10,000	2,102	—	—	12,102
Repayments of notes payable	(10,000)	(1,042)	—	—	(11,042)
Intercompany loans	(888,991)	888,991	—	—	—
Repayments of Predecessor’s long term obligations	—	(870,042)	—	—	(870,042)

Net cash provided by financing activities	1,316,247	19,921	—	—	1,336,168

Effect of exchange rate changes on cash	—	—	—	—	—
Net change in cash and cash equivalents	—	14,553	1,747	—	16,300
Cash and cash equivalents - beginning of period	—	—	—	—	—

Cash and cash equivalents - end of period	$—	$14,553	$1,747	$—	$16,300

Supplemental disclosures of cash flow information:
Interest paid	$24,810	$2,384	$—	$—	$27,194
Interest received	—	446	15	—	461
Income taxes paid		(18)	(9)	—	(27)
Non-cash financing activity:
Equity contribution	4,013	—	—	—	4,013

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidating Statement of Cash Flows - Predecessor

January 1, 2007 to April 2, 2007

	Pinnacle Foods Group Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net loss	$(66,649)	$(6,018)	$(254)	$6,272	$(66,649)
Non-cash charges (credits) to net loss
Depreciation and amortization	6,401	3,749	13	—	10,163
Amortization of debt acquisition costs	26,049	—	—	—	26,049
Amortization of bond premium	(5,360)	—	—	—	(5,360)
Change in value of financial instruments	1,247	—	—	—	1,247
Stock-based compensation charges	8,778	—	—	—	8,778
Equity in (earnings) loss of investees	6,018	254	—	(6,272)	—
Postretirement healthcare benefits	366	(72)	—	—	294
Pension expense	125	235	—	—	360
Other long-term liabilities	2,375	89	—	—	2,464
Deferred income taxes	5,573	726	—	—	6,299
Changes in working capital
Accounts receivable	(9,951)	(8,049)	(339)	—	(18,339)
Intercompany accounts receivable/payable	19,760	(22,723)	2,963	—	—
Inventories	7,237	13,573	(765)	—	20,045
Accrued trade marketing expense	(540)	3,835	(541)	—	2,754
Accounts payable	5,734	7,694	858	—	14,286
Accrued liabilities	42,880	10,475	78	—	53,433
Other current assets	759	(622)	(277)	—	(140)

Net cash provided by operating activities	50,802	3,146	1,736	—	55,684

Cash flows from investing activities
Capital expenditures	(2,846)	(2,165)	(16)	—	(5,027)

Net cash used in investing activities	(2,846)	(2,165)	(16)	—	(5,027)

Cash flows from financing activities
Change in bank overdrafts	—	—	(908)	—	(908)
Repayment of capital lease obligations	(10)	(45)	—	—	(55)
Equity contributions	26	—	—	—	26
Repayments of notes payable	—	(210)	—	—	(210)
Repayments of long term obligations	(45,146)	—	—	—	(45,146)

Net cash used in financing activities	(45,130)	(255)	(908)	—	(46,293)

Effect of exchange rate changes on cash	—	—	—	—	—
Net change in cash and cash equivalents	2,826	726	812	—	4,364
Cash and cash equivalents - beginning of period	2	12,335	—	—	12,337

Cash and cash equivalents - end of period	$2,828	$13,061	$812	$—	$16,701

Supplemental disclosures of cash flow information:
Interest paid	$9,123	$12	$—	$—	$9,135
Interest received	—	472	14	—	486
Income taxes refunded (paid)	—	119	(222)	—	(103)
Non-cash investing activity:
Capital leases	—	(1,129)	—	—	(1,129)

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cost Factors

Our important costs include the following:

•

Raw materials, such as sugar, cucumbers, flour (wheat), corn, soybean oils, dairy products, poultry and seafood, among others, are available from numerous independent suppliers but are subject to price fluctuations due to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, weather conditions and insects, among others. Overall, we experienced general inflationary pressure in 2007, consistent with the food industry. This inflationary pressure has increased significantly in 2008, particularly in wheat, corn, edible oils and to a lesser extent, dairy products.

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

The discussion below for the three months ended July 1, 2007 is based on the combination of the Predecessor’s consolidated financial results for April 2, 2007 and the Successor’s consolidated financial results for the period from April 2, 2007 to July 1, 2007. The discussion below for the six months ended July 1, 2007 is based on the combination of the Predecessor’s consolidated financial results for the period from January 1, 2007 to April 2, 2007 and the Successor’s consolidated financial results for the period from April 2, 2007 to July 1, 2007. These combinations represent what we believe is the most meaningful basis for comparison of the current year with the corresponding period of the prior year, although the combination is not in accordance with GAAP. We believe that this is the most meaningful basis for comparison because the customer base, products, manufacturing facilities and types of marketing programs were the same under the Predecessor as they are under Successor.

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

The following table reconciles shipments to net sales for the total company, the dry foods segment and the frozen foods segment for the three and six months ended June 29, 2008 and the three and six months ended July 1, 2007.

	Total		Dry Foods		Frozen Foods
	Three months Ended June 29, 2008	Three months Ended July 1, 2007	Three months Ended June 29, 2008	Three months Ended July 1, 2007	Three months Ended June 29, 2008	Three months Ended July 1, 2007
Shipments	$501.5	$482.7	$295.6	$291.5	$205.9	$191.2
Less: Aggregate trade marketing and consumer coupon redemption expenses	111.5	114.4	59.8	66.3	51.7	48.1
Less: Slotting expense	(0.1)	2.4	0.7	1.4	(0.8)	1.0

Net sales	$390.1	$365.9	$235.1	$223.8	$155.0	$142.1

	Total		Dry Foods		Frozen Foods
	Six months Ended June 29, 2008	Six months Ended July 1, 2007	Six months Ended June 29, 2008	Six months Ended July 1 , 2007	Six months Ended June 29, 2008	Six months Ended July 1, 2007
Shipments	$991.3	$1,002.1	$545.6	$540.0	$445.7	$462.1
Less: Aggregate trade marketing and consumer coupon redemption expenses	230.3	246.1	112.4	121.0	117.9	125.1
Less: Slotting expense	8.7	13.5	1.4	1.6	7.3	11.9

Net sales	$752.3	$742.5	$431.8	$417.4	$320.5	$325.1

Consolidated statements of operations

The following tables set forth statement of operations data expressed in dollars and as a percentage of net sales.

	Three months ended				Six months ended
	June 29, 2008		July 1, 2007		June 29, 2008		July 1, 2007
Net sales	$390.1	100.0%	$365.9	100.0%	$752.3	100.0%	$742.5	100.0%
Cost of products sold	303.1	77.7%	316.4	86.5%	589.8	78.4%	608.5	82.0%

Gross profit	87.0	22.3%	49.5	13.5%	162.5	21.6%	134.0	18.0%
Operating expenses:
Marketing and selling expenses	38.2	9.8%	36.5	10.0%	65.9	8.8%	68.5	9.2%
Administrative expenses	12.1	3.1%	18.1	4.9%	24.4	3.2%	31.8	4.3%
Research and development expenses	0.8	0.2%	1.3	0.4%	1.8	0.2%	2.4	0.3%
Other expense (income), net	4.8	1.2%	51.0	13.9%	(0.4)	-0.1%	53.0	7.1%

Total operating expenses	$55.9	14.3%	$106.9	29.2%	$91.7	12.2%	$155.7	21.0%

Earnings (loss) before interest and taxes	$31.1	8.0%	$(57.4)	-15.7%	$70.8	9.4%	$(21.7)	-2.9%

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net sales
Dry foods	$235.1	$223.8	$431.8	$417.4
Frozen foods	155.0	142.1	320.5	325.1

Total	$390.1	$365.9	$752.3	$742.5

Earnings before interest and taxes
Dry foods	$27.4	$(1.8)	$59.9	$35.6
Frozen foods	6.5	(1.6)	7.6	2.4
Unallocated corporate expenses	(2.8)	(54.0)	3.3	(59.7)

Total	$31.1	$(57.4)	$70.8	$(21.7)

Depreciation and amortization
Dry foods	$7.5	$5.7	$14.5	$11.4
Frozen foods	7.5	4.0	15.0	8.5

Total	$15.0	$9.7	$29.5	$19.9

Three months ended June 29, 2008 compared to three months ended July 1, 2007

Net sales. Shipments in the three months ended June 29, 2008 were $501.5 million, an increase of $18.8 million, compared to shipments in the three months ended July 1, 2007 of $482.7 million. The $18.8 million increase in shipments is inclusive of a 3.1% weighted average selling price increase. Net sales in the three months ended June 29, 2008 were $390.1 million, an increase of $24.2 million, compared to net sales in the three months ended July 1, 2007 of $365.9 million. The increase in net sales was the result of an increase in shipments of $18.8 million and a $5.4 million decrease in aggregate trade marketing and consumer coupon redemption expenses and slotting expenses. The 3.1% weighted average selling price increase combined with the lower rate of trade marketing and consumer coupon redemption expenses and slotting expenses results in an effective 5.2% weighted average net selling price increase.

Dry foods: Shipments in the three months ended June 29, 2008 were $295.6 million, an increase of $4.1 million. The increase was due to increases in sales of our private label and syrup businesses. The $4.1 million increase in shipments includes a 2.2% weighted average selling price increase. Aggregate trade marketing and consumer coupon redemption expenses decreased $7.2 million. As a result, dry foods net sales increased $11.3 million or 5.1%, for the three months ended June 29, 2008. The 2.2% weighted average selling price increase combined with the lower rate of trade marketing and consumer coupon redemption expenses and slotting expenses results in an effective 4.9% weighted average net selling price increase.

Frozen foods: Shipments in the three months ended June 29, 2008 were $205.9 million, an increase of $14.7 million. The $14.7 million increase in shipments is inclusive of a 4.5% weighted average selling price increase. The change was mainly driven by increases in our Hungry-Man, Canada, and Celeste businesses sales. Aggregate trade and consumer coupon redemption expenses increased $1.8 million in the three months ended June 29, 2008. As a result, frozen foods net sales increased $12.9 million or 9.1%, for the three months ended June 29, 2008. The 4.5% weighted average selling price increase combined with the lower rate of trade marketing and consumer coupon redemption expenses and slotting expenses results in an effective 5.6% weighted average net selling price increase.

Gross profit. Gross profit was $87.0 million, or 22.3% of net sales in the three months ended June 29, 2008, versus gross profit of $49.5 million, or 13.5% of net sales in the three months ended July 1, 2007. Included in the gross profit for the three months ended July 1, 2007 were $35.9 million related to post-acquisition sales of inventories written up to fair value at the date of the Blackstone Transaction and $1.2 million of stock compensation expense also related to the Blackstone Transaction. The gross profit for the three months ending June 29, 2008 was $87.0 million, or 22.3% of net sales, a 1.4% percentage point decline versus the balance of the gross profit (excluding the aforementioned charges) for the three months ending July 1, 2007 of $86.6 million, or 23.7% of net sales. The principal driver of the decreased gross profit as a percent of net sales rate was higher raw material commodity costs (principally wheat, corn, edible oils, and to a lesser extent, dairy), in excess of selling price increases, which reduced gross margin by 4.1 percentage points. Somewhat offsetting this 4.1 percentage point decrease was reduced aggregate trade marketing (including slotting) and consumer coupon redemption expenses that are classified as reductions to net sales. The change in these costs accounted for 2.1 percentage points of higher gross profit in 2008. Additionally, reduced freight and distribution expenses accounted for a 0.6 percentage point improvement.

Marketing and selling expenses. Marketing and selling expenses were $38.2 million, or 9.8% of net sales, in the three months ended June 29, 2008 compared to $36.5 million, or 10.0% of net sales, in the three months ended July 1, 2007. Included in the expenses for the three months ended July 1, 2007 was $2.9 million of stock compensation expense related to the acceleration of the vesting in the Predecessor’s stock options as a result of the Blackstone Transaction. For the remaining expenses, the increase was due to higher advertising expense of $4.9 million, primarily on our Duncan Hines business, offset somewhat by decreased selling expense.

Administrative expenses. Administrative expenses were $12.1 million, or 3.1% of net sales, in the three months ended June 29, 2008 compared to $18.1 million, or 4.9% of net sales, in the three months ended July 1, 2007. Included in the expenses for the three months ended July 1, 2007 was $3.9 million of stock compensation expense related to the acceleration of the vesting in the Predecessor’s stock options as a result of the Blackstone Transaction. The balance of the change was principally related to lower management bonus accruals for the three months ended June 29, 2008.

Research and development expenses. Research and development expenses were $0.8 million, or 0.2% of net sales, in the three months ended June 29, 2008 compared with $1.3 million, or 0.4% of net sales, in the three months ended July 1, 2007. Included in the expenses for the three months ended July 1, 2007 was $0.3 million of stock compensation expense related to the acceleration of the vesting in the Predecessor’s stock options as a result of the Blackstone Transaction.

Other expense (income), net. The following table shows other expense (income), net:

	Three Months Ended
In Thousands	June 29, 2008	July 1, 2007
Other expense (income), net consists of:
Restructuring and impairment charges	$—	$13
Gain on litigation settlement	22
Amortization of intangibles/other assets	4,796	1,911
Merger related costs		49,129
Royalty expense (income), net and other	(26)	(24)

Total other expense (income), net	$4,792	$51,029

Included in the expense for the three months ended July 1, 2007 was $49.1 million of merger costs related to the Blackstone transaction (see Note 4 to the Consolidated Financial Statements). These costs included $35.5 million related to the cash tender offer for the Predecessor’s 8 1/4% Senior Subordinated Notes, $12.9 million related to the termination of certain of the Predecessor’s contracts, and $0.7 million related to payroll taxes. Amortization was $4.8 million in the three months ended June 29, 2008 as compared to $1.9 million in the three months ended July 1, 2007. The 2008 expense includes additional amortization related to the increase in value of the definite-lived intangible assets as a result of the purchase price allocation of the Blackstone Transaction.

Earnings before interest and taxes. Earnings before interest and taxes (EBIT) increased $88.5 million to $31.1 million in the three months ended June 29, 2008 from a loss of $57.4 million in EBIT in the three months ended July 1, 2007. Included in the three months ended July 1, 2007 is $8.4 million of stock compensation expense and $49.1 million of merger costs (see Note 4 to the Consolidated Financial Statements), both related to the Blackstone Transaction. The merger costs of $49.1 million are included in the unallocated corporate expenses. Also included are costs of products sold related to the post-acquisition sales of inventories written up to fair value at the date of the Blackstone Transaction of $35.9 million in the three months ended July 1, 2007. This increase in EBIT resulted from a $51.2 million decrease in unallocated corporate expenses, a $29.2 million increase in dry foods EBIT, and an $8.1 million increase in frozen foods EBIT.

Dry foods: Dry foods EBIT increased $29.2 million in the three months ended June 29, 2008, to $27.4 million from a loss of $1.8 million in the three months ended July 1, 2007. The three months ended July 1, 2007 included a $26.6 million charge related to post-acquisition sales of inventories written up to fair value at the date of the Blackstone Transaction and $5.0 million of stock compensation expense also related to the Blackstone Transaction. The balance of the dry foods EBIT decreased $2.4 million and was principally driven by commodity cost increases impacting cost of products sold, offset somewhat by a 5.1% increase in net sales, which includes a $6.4 million impact of selling price increases on some of our products.

Frozen foods: Frozen foods EBIT increased by $8.1 million in the three months ended June 29, 2008, to $6.5 million from a loss of $1.6 million in the three months ended July 1, 2007. The three months ended July 1, 2007 included a $9.3 million charge related to post-acquisition sales of inventories written up to fair value at the date of the Blackstone Transaction and $3.3 million of stock compensation expense also related to the Blackstone Transaction. The balance of the frozen foods EBIT decreased $4.5 million and was principally driven by commodity cost increases impacting cost of products sold, offset somewhat by a 9.1% increase in net sales, which includes an $8.7 million impact of selling price increases on some of our products.

Interest expense, net. Interest expense, net was $36.1 million in the three months ended June 29, 2008, compared to $43.9 million in the three months ended July 1, 2007. Included in the interest expense, net, amount was $4.6 million and ($0.9) million for the three months ended June 29, 2008 and the three months ended July 1, 2007 respectively, recorded from (gains) and losses on interest rate swap agreements. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements are recorded as an adjustment to interest expense. The decrease in interest expense, net, of $7.8 million was the result of $0.2 million attributed to lower average bank debt levels, $2.6 million attributed to lower interest rates on our bank borrowings, $1.4 million attributed to lower bond debt levels, and $4.2 million of lower amortization of debt issue costs resulting principally from the amortization in the second quarter of 2007 of the Blackstone Transaction bridge financing cost, partially offset by $0.4 million in lower interest income and $0.2 million of other items.

Our interest swap agreements that we entered into during 2007 are designated as hedges under SFAS No. 133, and included in Other Comprehensive Income in the three months ended June 29, 2008 was a $23.0 million gain resulting from the mark-to-market of these swaps.

Provision for income taxes. The effective tax rate was -153.4% in the three months ended June 29, 2008, compared to -3.7% in the three months ended July 1, 2007. We maintain a full valuation allowance against net deferred tax assets excluding indefinite lived intangible assets, and the effective rate difference is primarily due to the change in the valuation allowance for the three month period. Deferred tax liabilities are recognized for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets.

Under Internal Revenue Code Section 382, the Predecessor is a loss corporation. Section 382 of the Code places limitations on our ability to use Aurora’s net operating loss carry-forward to offset our income. The annual net operating loss limitation is approximately $15 to 18 million subject to other rules and restrictions.

Six months ended June 29, 2008 compared to six months ended July 1, 2007

Net sales. Shipments in the six months ended June 29, 2008 were $991.3 million, a decrease of $10.8 million, compared to shipments in the six months ended July 1, 2007 of $1,002.1 million. The $10.8 million decrease in shipments is net of a 3.0% weighted average selling price increase. Net sales in the six months ended June 29, 2008 were $752.3 million, an increase of $9.8 million, compared to net sales in the six months ended July 1, 2007 of $742.5 million. The increase in net sales was the result of a decrease in shipments of $10.8 million offset by a $20.6 million decrease in aggregate trade marketing and consumer coupon redemption expenses and slotting expenses. The 3.0% weighted average selling price increase combined with the lower rate of trade marketing and consumer coupon redemption expenses and slotting expenses results in an effective 4.9% weighted average net selling price increase.

Dry foods: Shipments in the six months ended June 29, 2008 were $545.6 million, an increase of $5.6 million. The $5.6 million increase in shipments includes a 2.6% weighted average selling price increase. The increase was due to increases in sales of our private label and Canadian businesses. Aggregate trade marketing and consumer coupon redemption expenses decreased $8.8 million. As a result, dry foods net sales increased $14.4 million or 3.5%, for the six months ended June 29, 2008. The 2.6% weighted average selling price increase combined with the lower rate of trade marketing and consumer coupon redemption expenses and slotting expenses results in an effective 4.4% weighted average net selling price increase.

Frozen foods: Shipments in the six months ended June 29, 2008 were $445.7 million, a decrease of $16.4 million. The $16.4 million decrease in shipments is net of a 3.4% weighted average selling price increase. The change was mainly driven by declines in our Seafood, Hungry-Man, and Swanson businesses sales. Aggregate trade and consumer coupon redemption expenses decreased $11.8 million in the six months ended June 29, 2008. As a result, frozen foods net sales decreased $4.6 million, again principally resulting from the Seafood, Hungry-Man, and Swanson businesses. The 3.4% weighted average selling price increase combined with the lower rate of trade marketing and consumer coupon redemption expenses and slotting expenses results in an effective 5.2% weighted average net selling price increase.

Gross profit. Gross profit was $162.5 million, or 21.6% of net sales in the six months ended June 29, 2008, versus gross profit of $134.0 million, or 18.0% of net sales in the six months ended July 1, 2007. Included in the gross profit for the six months ended July 1, 2007 were $35.9 million related to post-acquisition sales of inventories written up to fair value at the date of the Blackstone Transaction and $1.2 million of stock compensation expense also related to the Blackstone Transaction. The gross profit for the six months ending June 29, 2008 was $162.5 million, or 21.6% of net sales, a 1.4% percentage point decline versus the balance of the gross profit (excluding the aforementioned charges) for the six months ending July 1, 2007 of $171.1 million, or 23.0% of net sales. The principal driver of the decreased gross profit as a percent of net sales rate was higher raw material commodity costs (principally wheat, corn, edible oils, and to a lesser extent, dairy), in excess of selling price increases, which reduced gross margin by 3.8 percentage points. Somewhat offsetting this 3.8 percentage point decrease was reduced aggregate trade marketing (including slotting) and consumer coupon redemption expenses that are classified as reductions to net sales. The change in these costs accounted for 1.9 percentage points of higher gross profit in 2008. Additionally, reduced freight and distribution expenses accounting for a 0.5 percentage point improvement.

Marketing and selling expenses. Marketing and selling expenses were $65.9 million, or 8.8% of net sales, in the six months ended June 29, 2008 compared to $68.5 million, or 9.2% of net sales, in the six months ended July 1, 2007. Included in the expenses for the six months ended July 1, 2007 was $2.9 million of stock compensation expense related to the acceleration of the vesting in the Predecessor’s stock options as a result of the Blackstone Transaction. The remaining change was due to higher consumer promotion expense of $3.0 million, primarily in our Vlasic and Armour businesses, offset by decreased selling overhead expense. Additionally, advertising expense increased $0.1 million in the six months ended July 1, 2007, driven by increased spending on the Duncan Hines business, mostly offset by decreased spending on the Seafood business.

Administrative expenses. Administrative expenses were $24.4 million, or 3.2% of net sales, in the six months ended June 29, 2008 compared to $31.8 million, or 4.3% of net sales, in the six months ended July 1, 2007. Included in the expenses for the six months ended July 1, 2007 was $3.9 million of stock compensation expense related to the acceleration of the vesting in the Predecessor’s stock options as a result of the Blackstone Transaction. The balance of the decrease was principally related to lower management bonus accruals and the elimination of certain expenses of the former Chairman.

Research and development expenses. Research and development expenses were $1.8 million, or 0.2% of net sales, in the six months ended June 29, 2008 compared with $2.4 million, or 0.3% of net sales, in the six months ended July 1, 2007. Included in the expenses for the three months ended July 1, 2007 was $0.3 million of stock compensation expense related to the acceleration of the vesting in the Predecessor’s stock options as a of the result Blackstone Transaction.

Other expense (income), net. The following table shows other expense (income), net:

In Thousands	June 29, 2008	July 1, 2007
Other expense (income), net consists of:
Restructuring and impairment charges	$—	$59
Gain on litigation settlement	(9,988)	—
Amortization of intangibles/other assets	9,592	3,822
Merger related costs	—	49,129
Royalty expense (income), net and other	7	(68)

Total other expense (income), net	$(389)	$52,942

In the six months ended June 29, 2008, the company recorded the impact of the final settlement of litigation related to excess leverage fees incurred by Aurora under its credit agreement prior to its acquisition by Pinnacle in 2004, resulting in a reduction of the accrued liability and a gain on litigation settlement of $10.0 million. Included in the expense for the six months ended July 1, 2007 was $49.1 million of merger costs related to the Blackstone transaction (see Note 4 to the Consolidated Financial Statements). These costs included $35.5 million related to the cash tender offer for the Predecessor’s 8 1/4% Senior Subordinated Notes, $12.9 million related to the termination of certain of the Predecessor’s contracts, and $0.7 million related to payroll taxes. Amortization was $9.6 million in the six months ended June 29, 2008 as compared to $3.8 million in the six months ended July 1, 2007. The 2008 expense includes additional amortization related to the increase in value of the definite-lived intangible assets as a result of the purchase price allocation of the Blackstone Transaction.

Earnings before interest and taxes. Earnings before interest and taxes (EBIT) increased $92.5 million to $70.8 million in the six months ended June 29, 2008 from a loss of $21.7 million in EBIT in the six months ended July 1, 2007. For the six months ended June 29, 2008, the unallocated corporate expenses include the $10.0 million gain on litigation settlement described in other expense (income) above. Included in the six months ended July 1, 2007 is $8.4 million of stock compensation expense and $49.1 million of merger costs (see Note 4 to the Consolidated Financial Statements), both related to the Blackstone Transaction. The merger costs of $49.1 million are included in the unallocated corporate expenses. Also included are costs of products sold related to the post-acquisition sales of inventories written up to fair value at the date of the Blackstone Transaction of $35.9 million in the six months ended July 1, 2007. This increase in EBIT resulted from a $63.0 million decrease in unallocated corporate expenses, a $24.3 million increase in dry foods EBIT, and a $5.2 million increase in frozen foods EBIT.

Dry foods: Dry foods EBIT increased $24.3 million in the six months ended June 29, 2008, to $59.9 million from $35.6 million in the six months ended July 1, 2007. The six months ended July 1, 2007 included a $26.6 million charge related to post-acquisition sales of inventories written up to fair value at the date of the Blackstone Transaction and $5.0 million of stock compensation expense also related to the Blackstone Transaction. The balance of the dry foods EBIT decreased $7.3 million and was principally driven by commodity cost increases impacting cost of products sold, offset somewhat by a 3.5% increase in net sales, which includes a $14.3 million impact of selling price increases on some of our products. Additionally, the six months ended June 29, 2008 include a $4.8 million increase in advertising and consumer promotion expense, principally in support of the Duncan Hines business.

Frozen foods: Frozen foods EBIT increased by $5.2 million in the six months ended June 29, 2008, to $7.6 million from $2.4 million in the six months ended July 1, 2007. The three months ended July 1, 2007 included a $9.3 million charge related to post-acquisition sales of inventories written up to fair value at the date of the Blackstone Transaction and $3.3 million of stock compensation expense also related to the Blackstone Transaction. The balance of the frozen foods EBIT decreased $7.4 million and was principally driven by commodity cost increases and a 1.4% decline in net sales, which includes a $15.8 million impact of selling price increases on some of our products. Somewhat offsetting these declines, was the impact of lower slotting and coupon expense, both of which are recorded as reductions from net sales, and lower advertising expense, which was principally in the Seafood business.

Interest expense, net. Interest expense, net was $74.9 million in the six months ended June 29, 2008, compared to $63.6 million in the six months ended July 1, 2007. Included in the interest expense, net, amount was $5.3 million and ($0.5) million for the six months ended June 29, 2008 and the six months ended July 1, 2007 respectively, recorded from (gains) and losses on interest rate swap agreements. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements are recorded as an adjustment to interest expense. The increase in interest expense, net, of $11.3 million was the result of $14.0 million attributed to higher average bank debt levels, $3.7 million attributed to higher bond debt levels and interest rates ($1.5 million due to higher levels and $2.1 million due to higher rates), $0.8 million in lower interest income, and $0.4 million of other items, partially offset by $2.6 million attributed to lower interest rates on our bank borrowings and $5.0 million of lower amortization of debt issue costs resulting principally from the amortization in the second quarter of 2007 of the Blackstone Transaction bridge financing. Also included in the interest expense, net, in the six months ended July 1, 2007, are a charge of $24.1 million for the unamortized portion of the deferred financing costs and a credit of $5.2 million for the unamortized portion of the original issue premium, both related to the redemption of the Predecessor’s debt.

Our interest swap agreements that we entered into during 2007 are designated as hedges under SFAS No. 133, and included in Other Comprehensive Income in the six months ended June 29, 2008 was a $2.3 million gain resulting from the mark-to-market of these swaps.

Provision for income taxes. The effective tax rate was -392.2% in the six months ended June 29, 2008, compared to -10.4% in the six months ended July 1, 2007. We maintain a full valuation allowance against net deferred tax assets excluding indefinite lived intangible assets, and the effective rate difference is primarily due to the change in the valuation allowance for the six month period. Deferred tax liabilities are recognized for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets.

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

Statements of cash flows for the six months ended June 29, 2008 compared to July 1, 2007

Net cash provided by operating activities was $29.0 million for the six months ended June 29, 2008. Net cash provided by operating activities during the six months ended June 29, 2008 was the result of net earnings excluding non-cash charges of $15.2 million and a decrease in working capital of $13.8 million. The decrease in working capital was primarily the result of a $17.6 million decrease in inventories that was due to the sell down of the seasonal build from December 2007, a $10.4 million increase in accounts payable consistent with seasonal trends, a $5.5 million increase in accrued trade marketing due to seasonal increases, including slotting, offsetting a $21.3 million decrease in accrued liabilities due to principally to the settlement of the lawsuit with R2 Top Hat, Ltd., as well as lower of accrued interest. All other working capital accounts generated $1.7 million in cash.

Net cash provided by operating activities for the Successor was $3.7 million the period from April 2, 2007 to July 1, 2007, which was the result of net loss excluding non-cash charges of $29.5 million and a decrease in working capital of $33.3 million. The decrease in working capital and the net loss excluding non-cash charges were both principally driven by a $35.9 million charge related to the write up of inventories to the fair value at the date of the Blackstone Transaction.

Net cash provided by operating activities for the Predecessor was $55.7 million for the period from January 1, 2007 to April 2, 2007, which was the result of net loss excluding non-cash charges of $16.4 million and a decrease in working capital of $72.1 million. The decrease in working capital was primarily the result of (a) a $53.5 million increase in accrued liabilities, mostly as a result of the accrual of $49.1 million of merger expenses related to the Blackstone Transaction, (b) a $20.0 million decrease in inventories that was due to the sell down of the seasonal build from December 2006 and (c) a $14.3 million increase in accounts payable. The increase in accounts payable at the end of the period primarily related the normal seasonal slowdown at our production facilities in December 2006 as well as optimizing our freight payment system. The increase in accrued liabilities and accounts payable and the decrease in inventories were offset by an $18.3 million increase in accounts receivable that relates to higher sales as well as the timing of when those sales occurred. The aging of accounts receivable has remained unchanged from December. All other working capital accounts generated $2.6 million of cash, primarily the result of higher accrued trade marketing.

Net cash used in investing activities was $10.7 million for the six months ended June 29, 2008, which related entirely to capital expenditures. Net cash used in investing activities for the six months ended July 1, 2007 totaled $1,328.6 million and included $1,319.2 million for the Blackstone Transaction as well as $11.6 million for capital expenditures ($5.0 million for the Predecessor and $6.6 million for the Successor). Additionally, the Successor received $2.2 million from the sale of the Omaha, Nebraska facility.

Net cash used by financing activities was $8.3 million during the six months ended June 29, 2008. The usage primarily related to $6.3 million in repayments of the term loan, $1.3 million in repayments of our notes payable and capital lease obligations and $0.7 million in debt acquisition costs. Net cash provided by financing activities was $1,289.9 million for the six months ended July 1, 2007. This primarily related to the borrowings for the Blackstone Transaction, which were $1,250.0 million under the term loan under the Senior Secured Credit Facilities and $575.0 million for the Senior and Senior Subordinated Notes, as well as the $420.0 million in net equity contributions. These funds were offset by repayments of the Predecessor’s long-term debt totaling $915.2 and Successor’s debt acquisition costs of $39.8 million.

Debt

As part of the Blackstone Transaction as described in Note 1, Peak Finance LLC entered into a $1,375.0 million credit agreement (the “Credit Agreement”) in the form of (i) Term Loans in an initial aggregate amount of $1,250.0 million (the “Senior Secured Credit Facility”) and (ii) Revolving Credit Commitments in the initial aggregate amount of $125.0 million (the “Revolving Credit Facility”). The term loan matures April 2, 2014. The Revolving Credit Facility matures April 2, 2013. There were no borrowings outstanding under the Revolving Credit Facility as of June 29, 2008 and December 30, 2007. Peak Finance LLC merged with and into PFF on April 2, 2007 at the closing of the Blackstone Transaction.

The amount of the term loan that was owed to affiliates of the Blackstone Group as of June 29, 2008 and December 30, 2007, was $34.7 million and $29.8 million, respectively.

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

The obligations under the Credit Agreement are unconditionally and irrevocably guaranteed by each of our direct or indirect domestic subsidiaries (collectively, the ”Guarantors”). In addition, the Credit Agreement is collateralized by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, each of our direct or indirect domestic subsidiary and 65% of the capital stock of, or other equity interests in, each of our direct foreign subsidiary, or any of our domestic subsidiaries and (ii) certain of our tangible and intangible assets and the Guarantors (subject to certain exceptions and qualifications).

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility for the Successor. For the three and six months ended June 29, 2008, the weighted average interest rate on the term loan was 5.47% and 6.48% , respectively, for the Successor. For the three months ended July 1, 2007, the weighted average interest rate on the term loan was 8.10% for the Successor. Borrowings under the revolving credit facility amounted to $5.0 million during the second quarter of 2008 and were subsequently paid back. For the three and six months ended June 29, 2008, the weighted average interest rate on the Revolving Credit Facility was 6.77% and 7.16%, respectively, for the Successor. For the three months ended July 1, 2007, the weighted average interest rate on the Revolving Credit Facility was 10.0% for the Successor. As of June 29, 2008, the Eurodollar interest rate on the term loan facility was 5.41% for the Successor.

A commitment fee of 0.50% per annum was applied to the unused portion of the Revolving Credit Facility for the Predecessor. For the three months ended April 1, 2007, the weighted average interest rate on the term loan was 7.36% for the Predecessor. There were no borrowings under the revolving credit facility during the first quarter of 2007.

We pay a fee for all outstanding letters of credit drawn against our Revolving Credit Facility at an annual rate equivalent to the Applicable Rate then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility agreement cannot exceed $25.0 million. As of June 29, 2008 and December 30, 2007, we utilized $12.4 million and $9.8 million, respectively of the Revolving Credit Facility for letters of credit. Of the $125.0 million revolving credit facility available, we had an unused balance of $112.6 million and $115.2 million available for future borrowing and letters of credit as of June 29, 2008 and December 30, 2007, respectively. The remaining amount that can be used for letters of credit as of June 29, 2008 and December 30, 2007 was $12.6 million and $15.2 million, respectively.

The term loan matures in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the term loan outstanding as of June 29, 2008 are $6.25 million in 2008, $12.5 million in 2009, $12.5 million in 2010, $12.5 million in 2011, $12.5 million in 2012 and $1,181.25 million thereafter.

On April 2, 2007, as part of the Blackstone Transaction described in Note 1, we issued $325.0 million of 9.25% Senior Notes (the “Senior Notes”) due 2015, and $250.0 million of 10.625% Senior Subordinated Notes (the “Senior Subordinated Notes”) due 2017. The Senior Notes are general unsecured obligations of ours, subordinated in right of payment to all of our existing and future senior secured indebtedness and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee our other indebtedness. The Senior Subordinated Notes are general unsecured obligations of ours, subordinated in right of payment to all of our existing and future senior indebtedness and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee our other indebtedness. See Note 15 for Guarantor and Nonguarantor Financial Statements.

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

The indentures governing the Senior Notes and Senior Subordinated Notes limit our (and most or all of our subsidiaries') ability to, subject to certain exceptions:

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

The following table provides a reconciliation from our net (loss) earnings to EBITDA and Consolidated EBITDA for the six months ended July 1, 2007, June 29, 2008 and the year ended December 30, 2007. The terms and related calculations are defined in the Senior Secured Credit Facilities and the indentures governing the Senior Notes and Senior Subordinated Notes.

	Successor	Combined	Combined
	Six Months Ended June 29, 2008	Six Months Ended July 1, 2007	Year Ended December 30, 2007
	(in thousands)
Net (loss) earnings	$(19,913)	$(114,967)	$(115,358)
Interest expense, net	74,880	82,464	162,068
Income tax expense	15,867	10,798	31,030
Depreciation and amortization expense	29,526	19,855	55,834

EBITDA (unaudited)	$100,360	$(1,850)	$133,574

Non-cash items (a)	(11,361)	46,467	42,601
Non-recurring items (b)	1,281	50,460	52,347
Other adjustment items (c)	1,248	1,613	2,990
Net cost savings projected to be realized as a result of initiatives taken (d)	10,269	8,987	10,737

Consolidated EBITDA (unaudited)	$101,797	$105,677	$242,249

Last twelve months Consolidated EBITDA (unaudited)	$238,369

(a)	Non-cash items are comprised of the following:

	Successor	Combined	Combined
	Six Months Ended June 29, 2008	Six Months Ended July 1, 2007	Year Ended December 30, 2007
	(in thousands)
Effects of adjustments related to the application of purchase accounting (1)	$—	$35,933	$40,203
Non-cash compensation charges (2)	461	8,956	11,248
Unrealized losses or (gains) resulting from hedging activities (3)	(1,834)	1,578	2,271
Gain on early extinguishment of debt	—	—	(5,670)
Impairment charges or asset write-offs (4)	—	—	1,200
Curtailment gain as result of amendment to Ft. Madison labor agreements (5)	—	—	(6,651)
Non-cash gain on litigation settlement (6)	(9,988)	—	—

Total non-cash items	$(11,361)	$46,467	$42,601

(1)	For fiscal 2007 and the six months ended July 1, 2007, represents $40.2 million and $35.9 million, respectively, of expense related to the write-up to fair market value of inventories acquired as a result of the Blackstone Transaction.

(2)	For fiscal 2007, the six months ended July 1, 2007 and June 29, 2008, represents non-cash compensation charges related to the granting of equity awards.

(3)	For fiscal 2007, the six months ended July 1, 2007 and June 29, 2008, represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under natural gas and foreign exchange swap contacts.

(4)	For fiscal 2007, represents the $1.2 million impairment of the Open Pit tradename.

(5)	For fiscal 2007, represents a portion of the curtailment gain related to the elimination of an employer-sponsored post-retirement employee medical plan for certain employees at the Ft. Madison production facility.

(6)	For the six months ended June 29, 2008, represents the excess of the accrued liability established in purchase accounting over the amount of the cash payment in the litigation settlement.

(b)	Non-recurring items are comprised of the following:

	Successor	Combined	Combined
	Six Months Ended June 29, 2008	Six Months Ended July 1, 2007	Year Ended December 30, 2007
	(in thousands)
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$215	$49,430	$49,716
Restructuring charges, integration costs and other business optimization expenses (2)	386	1,030	2,631
Employee severance (3)	680	—	—

Total non-recurring items	$1,281	$50,460	$52,347

(1)	For fiscal 2007, represents $49.7 million of expenses incurred in connection with the Blackstone Transaction, which includes: $35.5 million related to the cash tender offer for the Predecessor’s 8.25% notes; $12.9 million related to the termination of certain Predecessor contracts with our former Chairman and affiliates of our former Chairman; and $1.3 million of other costs. For the six months ended July 1, 2007 and June 29, 2008, represents additional costs related to the Blackstone Transaction.

(2)	For fiscal 2007 and the six months ended July 1, 2007, represents expenses incurred to consolidate certain portions of our distribution network. For the six months ended June 29, 2008, represents expenses incurred to reconfigure the freezer space in our Mattoon warehouse.

(3)	For the six months ended June 29, 2008, represents severance costs paid, or to be paid, to terminated employees.

(c)	Other adjustment items are comprised of the following:

	Successor	Combined	Combined
	Six Months Ended June 29, 2008	Six Months Ended July 1, 2007	Year Ended December 30, 2007
	(in thousands)
Management, monitoring, consulting and advisory fees (1)	$1,248	$833	$2,500
Accruals established as a result of the Blackstone Transaction (2)	—	780	780
Other	—	—	(290)

Total other adjustments	$1,248	$1,613	$2,990

(1)	For fiscal 2007, the six months ended July 1, 2007 and June 29, 2008, represents management/advisory fees paid to Blackstone.

(2)	For fiscal 2007 and the six months ended July 1, 2007, represents executive severance costs incurred in connection with the Blackstone Transaction.

(d)	Net cost savings projected to be realized as a result of initiatives taken:

	Successor	Combined	Combined
	Six Months Ended June 29, 2008	Six Months Ended July 1, 2007	Year Ended December 30, 2007
	(in thousands)
Productivity initiatives in our manufacturing facilities, freight and distribution systems and purchasing programs (1)	$10,269	$6,802	$8,552
Termination of contracts with our former Chairman and affiliates of our former Chairman (2)	—	2,185	2,185

Total net cost savings projected to be realized as a result of initiatives taken	$10,269	$8,987	$10,737

(1)	For fiscal 2007, the six months ended July 1, 2007 and June 29, 2008, represents net cost savings projected to be realized as a result of specified actions taken or initiated, net of the amount of actual benefits realized. Such savings primarily relate to productivity initiatives in our manufacturing facilities, our freight and distribution systems, and our purchasing programs.

(2)	For fiscal 2007 and the six months ended July 1, 2007, represents the reduction in expenses as a result of the termination of our former Chairman’s employment agreement as well as contracts with affiliates of our former Chairman, net of the expense of our new Chairman.

Our covenant requirements and actual ratios for the twelve months ended June 29, 2008 are as follows:

	Covenant Requirement	Actual Ratio
Senior Secured Credit Facilities
Senior Secured Leverage Ratio (1)	6.50:1	5.13:1
Total Leverage Ratio (2)	Not applicable	7.33:1
Senior Notes and Senior Subordinated Notes (3)
Minimum Consolidated EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00:1	1.59:1

(1)	Pursuant to the terms of the new senior secured credit facilities, if at any time, there are borrowings outstanding under the revolving credit facility in an aggregate amount greater than $10.0 million, we are required to maintain a consolidated total senior secured debt to Consolidated EBITDA ratio for the most recently concluded four consecutive fiscal quarters (the “Senior Secured Leverage Ratio”) starting at a maximum of 7.00:1 at September 30, 2007 and stepping down over time to 4.00:1 on March 31, 2011. Consolidated total senior secured debt is defined as the aggregate consolidated secured indebtedness of the Company less the aggregate amount of all unrestricted cash and cash equivalents.

(2)	The Total Leverage Ratio is used to determine the applicable rate under the new Senior Secured Credit Facility. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents to Consolidated EBITDA.

(3)	Our ability to incur additional debt and make certain restricted payments under the indentures governing the Senior Notes and Senior Subordinated Notes, subject to specified exceptions, is tied to a Consolidated EBITDA to fixed charges ratio of at least 2.0:1, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to (i) incur up to $1,600.0 million under credit facilities (as of June 29, 2008, we had $1,237.5 million in outstanding term loans and an unused balance of $112.6 million under the revolving credit facility), (ii) incur up to $150.0 million under the general exception to the debt covenant, (iii) make investments in similar businesses having an aggregate fair market value not to exceed 3.0% of our total assets, (iv) make additional investments having an aggregate fair market value not to exceed 4.0% of our total assets and (v) make other restricted payments in an aggregate amount not to exceed 2.0% of our total assets.

(4)	Fixed charges is defined in the indentures governing the Senior Notes and Senior Subordinated Notes as (i) consolidated interest expense (excluding specified items) plus consolidated capitalized interest less consolidated interest income, plus (ii) cash dividends and distributions paid on preferred stock or disqualified stock.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, FASB Staff Position No. 157-2 defers the Statement’s effective date for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008, and will be effective for us in the first quarter of fiscal 2009. The Company is currently evaluating this new standard and anticipates that the statement will not have a significant impact on the report of its financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. The adoption of SFAS No. 141(R) will have an impact on our accounting for future business combinations on a prospective basis once adopted; however, the materiality of that impact cannot be determined.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— an amendment of SFAS Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about derivative and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP No. 142-3). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of intangible assets included in this FASB Staff Position will be applied prospectively to intangible assets acquired after the effective date of December 29, 2008 (first day of fiscal 2009). The implementation of FSP No. 142-3 will not have a material impact on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

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

Interest Rate Risk

We rely primarily on bank borrowings to meet our funding requirements. We utilize interest rate swap agreements or other derivative instruments to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. We recognize the amounts that we pay or receive on hedges related to debt as an adjustment to interest expense.

Prior to the Blackstone Transaction, the Predecessor had entered into interest rate swap agreements with counterparties to effectively change a portion of the floating rate payments on its senior secured credit facilities into fixed rate payments. As of April 1, 2007, the fair value of the interest rate swaps was a net loss of $2.3 million, which was recorded as a long term liability. This interest rate swap was settled in April 2007.

After the Blackstone Transaction was completed, the Successor entered into a new interest rate swap agreement and an interest rate collar agreement with Lehman Brothers.

In accordance with SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities”, we designated the interest rate swap as a cash flow hedge of the risk of changes attributable to interest rate risk in our first previously unhedged LIBOR-indexed interest payments made each quarter until the maturity date of the swap that, in the aggregate for each period, are interest payments on an amount of debt principal corresponding to the outstanding swap notional amount of our then-existing LIBOR-based floating rate debt that reprices on and then closest following the second day of each January, April, July and October (the hedged transactions). The interest rate swap contains the following terms:

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

As of June 29, 2008, the fair values of the interest rate swap and collar contracts were a loss of $21.8 million which was recorded in the Other long-term liabilities on the Consolidated Balance Sheet. As of December 30, 2007, the fair values of the interest rate swap and collar contracts were a loss of $24.1 million which was recorded in the Other long-term liabilities line on the Consolidated Balance Sheet. The offsetting gain of $2.3 million is recorded as a component of Accumulated other comprehensive (loss) income of $2.3 million ($1.2 million, net of a $0.9 million tax provision) on the Consolidated Balance Sheet and Interest expense of less than $0.1 is recorded on the Consolidated Statement of Operations. In addition, as of June 29, 2008, interest payable of $4.7 million was recorded in Accrued liabilities on the Consolidated Balance Sheets. As of December 30, 2007, interest receivable of $0.7 million was recorded Other current assets on the Consolidated Balance Sheet. The offsetting gains or losses from interest payable or interest receivable entries are recorded as a component of Interest expense on the Consolidated Statement of Operations.

In March 2008, we entered into an interest rate basis swap agreement with Goldman Sachs Capital Markets LP to effectively change the spread at which we pay interest from the 3 month LIBOR rate to the 1 month LIBOR rate. The agreement contains the following terms:

•	Notional amount: $390.0 million

•	Index 1: 3 month USD-LIBOR-BBA

•	Index 1 Payer: Pinnacle Foods Finance LLC

•	Index 2: 1 month USD-LIBOR-BBA

•	Index 2 Payer: Goldman Sachs Capital Markets LP

•	Effective Date: April 2, 2008

•	Maturity Date: December 26, 2008

This swap was not designated as a hedge pursuant to SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities.” As of June 29, 2008, the fair value of the interest rate swap was a net loss of $0.1 million is included in Accrued liabilities on the Consolidated Balance Sheet. In addition, as of June 29, 2008, interest receivable of less than $0.1 million was recorded in Accounts receivable, net on the Consolidated Balance Sheet. The offsetting loss is recorded as a component of Interest expense on the Consolidated Statement of Operations.

Gains and losses on the interest rate swaps, which were recorded as either adjustment to interest expense on the Consolidated Statement of Operations or as an adjustment to Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets, are detailed below:

Interest Rate Swaps

	Three months ended			Six months ended
	Successor		Predecessor	Successor		Predecessor
	Three months ended June 29, 2008	Three months ended July 1, 2007	April 2, 2007	Six months ended June 29, 2008	Three months ended July 1, 2007	January 1, 2007 to April 2, 2007
Mark-to-market loss recorded in:
Accumulated other comprehensive (loss) income	$23.0	$10.1	$—	$2.3	$10.1	$—
Consolidated Statement of Operations	—	2.3	—	(0.1)	2.3	(1.4)
Realized (loss)/gain recorded in the
Consolidated Statement of Operations	(4.6)	(1.4)	—	(5.2)	(1.4)	1.0

Net periodic benefit cost	$18.4	$11.0	$—	$(3.0)	$11.0	$(0.4)

Commodity Risk

We entered into natural gas swap transactions to lower our exposure to the price of natural gas. As of June 29, 2008, two trades remain that mature in July and August 2008 with quantities ranging from 35,000 to 41,000 MMBTU’s. We paid a fixed price of $12.99 per MMBTU, with settlements monthly. As of June 29, 2008, the fair value of the natural gas swap zero when rounding to millions. As of December 30, 2007, the fair value of the natural gas swaps was a loss of $0.1 million and is recorded in Accrued liabilities on the Consolidated Balance Sheet.

The swap contracts were not designated as hedges pursuant to SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities.”

Gains and losses on the natural gas swaps, which were recorded as a component of cost of products sold in the Consolidated Statement of Operations, are detailed below:

Natural Gas Swaps

	Three months ended			Six months ended
	Successor		Predecessor	Successor		Predecessor
	Three months ended June 29, 2008	Three months ended July 1, 2007	April 2, 2007	Six months ended June 29, 2008	Three months ended July 1, 2007	January 1, 2007 to April 2, 2007
Mark-to-market (loss)/gain recorded in:
Consolidated Statement of Operations	$(0.2)	$(0.1)	$—	$0.1	$(0.1)	$0.2
Realized gain/(loss) recorded in the
Consolidated Statement of Operations	0.3	—	—	0.3	—	(0.1)

Net gain/(loss) on natural gas swaps	$0.1	$(0.1)	$—	$0.4	$(0.1)	$0.1

Foreign Exchange Risk

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

The contracts with Lehman Brothers were entered into in April 2007 and were not designated as hedges pursuant to SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities.” The trades outstanding as of June 29, 2008 run through December 2008. As of June 29, 2008, the fair value of the Lehman foreign currency exchange contracts was a loss of $0.6 million, which is recorded on Accrued liabilities in the Consolidated Balance Sheet. The offsetting loss was recorded as an adjustment to cost of products sold. As of December 30, 2007, the fair value of the Lehman foreign currency exchange contracts was a loss of $2.4 million, which is recorded in Accrued liabilities in the Consolidated Balance Sheets.

Contracts with the Union Bank of California were entered into in October 2007 and in accordance with SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities” were designated as a cash flow hedge. SFAS No. 133 states that foreign currency risk associated with these transactions can be designated as a hedge since (1) they are in a currency (CAD) other than our functional currency (USD), (2) they have a high probability of occurring since the contract values approximate a portion of the amount of the our Canadian subsidiary’s U.S. dollar-denominated purchases for the month and (3) the foreign currency risk associated with these transactions affects consolidated earnings. The exchange rate swap contracts contain the following terms:

•	Notional amounts: $0.4 million- $2.6 million CAD

•	CAD to USD Exchange Rates: .967 - 1.007

•	Maturity Dates: Aug 2008 – Dec 2009

As of June 29, 2008, the fair value of the Union Bank of California foreign currency swap contracts was a gain of $1.1 million, of which $0.6 million is recorded in Other current assets and $0.5 million is recorded in Other assets, net on the Consolidated Balance Sheet. The offsetting gain is recorded as a component of Accumulated other comprehensive (loss) income. As of December 30, 2007, the fair value of the Union Bank of California foreign currency exchange contracts was a gain of $0.7 million, of which $0.4 million was recorded in Other current assets and $0.3 million is recorded in Other assets, net on the Consolidated Balance Sheet.

Gains and losses on the foreign currency exchange swaps, which were recorded as either an adjustment to cost of products sold on the Consolidated Statement of Operations, or as an adjustment to Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets, are detailed below:

Foreign Currency Swaps

	Three months ended			Six months ended
	Successor		Predecessor	Successor		Predecessor
	Three months ended June 29, 2008	Three months ended July 1, 2007	April 2, 2007	Six months ended June 29, 2008	Three months ended July 1, 2007	January 1, 2007 to April 2, 2007
Mark-to-market gain/(loss) recorded in:
Accumulated other comprehensive (loss) income	$(0.4)	$—	$—	$0.4	$—	$—
Consolidated Statement of Operations	0.2	(1.7)	—	1.7	(1.7)	—
Realized (loss)/gain recorded in the
Consolidated Statement of Operations	(0.2)	(0.2)	—	(0.4)	(0.2)	—

Net loss on foreign currency swaps	$(0.4)	$(1.9)	$—	$1.7	$(1.9)	$—

Other

We utilize irrevocable standby letters of credit with one-year renewable terms to satisfy workers’ compensation self-insurance security deposit requirements. At June 29, 2008, our contract value of the outstanding standby letters of credit to satisfy workers’ compensation self-insurance security deposits remained unchanged at $7.8 million, which approximates fair value. As of June 29, 2008, we also utilized letters of credit in connection with the purchase of raw materials in the amount of $4.6 million, which approximates fair value. At December 30, 2007, our contract value of the outstanding standby letters of credit to satisfy workers’ compensation self-insurance security deposits was $9.5 million, which approximates fair value. As of December 30, 2007, we also utilized letters of credit in connection with the purchase of raw materials in the amount of $0.3 million, which approximates fair value.

We are exposed to credit loss in the event of non-performance by the other parties to derivative financial instruments. All counterparties are at least “A-” rated or equivalent by Standard & Poor’s and Moody’s. Accordingly, we do not anticipate non-performance by the counterparties.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.

The estimated fair value of our long-term debt, including the current portion, as of June 29, 2008, is as follows:

	June 29, 2008
Issue	Recorded Amount	Fair Value
Senior Secured Credit Facilities - term loan	$1,237.5	$1,147.8
9.25% Senior Notes	325.0	286.0
10.625% Senior Subordinated Notes	199.0	159.2

	$1,762	$1,593

The fair value is based on the quoted market price for such notes and borrowing rates currently available to us for loans with similar terms and maturities.

ITEM 4:	CONTROLS AND PROCEDURES

Not Applicable

ITEM 4T:	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2008. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective.

In addition, there was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

R2 appeal in Aurora bankruptcy

Prior to its bankruptcy filing, Aurora entered into an agreement with its pre-petition lending group compromising the amount of certain fees due under its senior bank facilities (the “October Amendment”). One of the members of the bank group (R2 Top Hat, Ltd.) challenged the enforceability of the October Amendment during Aurora’s bankruptcy by filing an adversary proceeding in U.S. Bankruptcy Court, District of Delaware, and by objecting to confirmation. The Bankruptcy Court rejected the lender’s argument and confirmed Aurora’s plan of reorganization. The lender then appealed from those orders of the Bankruptcy Court. In December 2006, the U.S. District Court for the District of Delaware filed its Memorandum and Order affirming both (a) the February 20, 2004 Order of the Bankruptcy Court confirming the debtor’s First Amended Joint Reorganization Plan, and (b) the February 27, 2004 Order of the Bankruptcy Court granting the debtor’s motion for summary judgment and dismissing the adversary proceeding. R2 Top Hat, Ltd. filed a Notice of Appeal to the 3rd Circuit Court of Appeals. On April 17, 2008, we settled with R2 Top Hat, Ltd. for $10.0 million in full payment of the excess leverage fees related to the Aurora prepetition bank facility, all related interest and all other out-of-pocket costs. After this settlement, there are no remaining contingencies related to the excess leverage fees under the Aurora prepetition senior bank facility. Accordingly, the remaining $10.0 million accrued liability assumed in the merger with Aurora Foods Inc. and recorded at fair value of $20.1 million in the purchase price allocation for the Blackstone Transaction was reduced to $0 and the related credit, net of related expenses, was recorded in the Other income (expense), net line in the Consolidated Statement of Operations.

American Cold Storage—North America, L.P. v. P.F. Distribution, LLC and Pinnacle Foods Group Inc.

On June 26, 2005, we were served with a Summons and Complaint in the above matter, which was filed in the Circuit Court of Madison County, Tennessee. American Cold Storage (“ACS”) operates a frozen storage warehouse and distribution facility (the “Facility”) located in Madison County, Tennessee, near our Jackson, Tennessee plant. In April 2004, we entered into discussions with ACS to utilize the Facility. Terms were discussed, but no contract was ever signed. Shortly after shipping product to the Facility, we discovered that the Facility was incapable of properly handling the discussed volume of product and began reducing our shipments to the Facility. The original complaint seeks damages not to exceed $1.5 million, together with associated costs. On May 3, 2006, our attorney received notice from counsel for ACS that it was increasing its damage claim in the suit from $1.5 million to $5.5 million. ACS will be required to provide specifics justifying the increase through ongoing discovery and the deposition of the President of ACS which was previously scheduled. It is too early to determine the likely outcome of this litigation. The discovery phase of the case has begun and we intend to vigorously defend against this claim. The judge has set a trial date for August 2008. We have made an offer to settle the claim and have reserved the amount on our Consolidated Balance Sheet as of June 29, 2008. We believe that resolution of such matters will not have a material impact on our financial condition, results of operations or cash flows.

Gilster Mary Lee Corporation v. Pinnacle Foods

In September 2006, Gilster Mary Lee Corporation (“Gilster”), the primary co-packer of the Company’s Duncan Hines products, filed suit against us alleging that monies were due to Gilster from the Company for a warehouse/handling fee under an existing contract. While certain of these fees are required by the contract, the calculation of the fees was the issue in dispute. In U.S. District Court in January 2008, a verdict was returned in favor of Gilster. The Company has fully reserved the amount of the verdict. On July 17, 2008, the Company and Gilster settled the case for full payment of the amount reserved. In addition, an amendment was made to the contract modifying the disputed warehouse/handling fee and certain payment terms from the date of settlement forward. The resolution of this matter did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

PINNACLE FOODS FINANCE LLC

By:	/S/ CRAIG STEENECK
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer
(acting in both his capacity as authorized signatory on behalf of the registrant and as principal financial officer)
Date:	August 13, 2008