Form 10-Q
period 2008-09-28
Pinnacle Foods Finance LLC
filed 2008-11-12
CIK 1420566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

Yes  ☐    No  ☑

As of November 12, 2008, there were outstanding 100 shares of common stock, par value $0.01 per share, of the Registrant.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

Unaudited consolidated financial statements begin on the following page

As discussed in Note 1 to the unaudited Consolidated Financial Statements, The Blackstone Group acquired the Company (as defined below) on April 2, 2007. Therefore, in accordance with Generally Accepted Accounting Principles and for purposes of identification and description, Pinnacle Foods Group Inc. (“PFGI”) (now known as Pinnacle Foods Group, LLC or “PFG LLC”) is referred to as the “Predecessor” for the period prior to the acquisition occurring on April 2, 2007, and Pinnacle Foods Finance LLC (“PFF” or the “Company”) is referred to as the “Successor” for the period subsequent to the acquisition.

As a point of clarification, the following financial statements that are presented on the pages indicated cover the time periods described below:

Page 2 - Consolidated Statements of Operations

Three Months Ended

•	Successor’s three months ended September 28, 2008.

•	Successor’s three months ended September 30, 2007.

Nine Months Ended

•	Successor’s nine months ended September 28, 2008.

•	Successor’s six months ended September 30, 2007.

•	Predecessor’s activities from January 1, 2007 to April 2, 2007, immediately prior to the Blackstone Transaction.

Page 3 - Consolidated Balance Sheets

•	As of December 30, 2007 and September 28, 2008 for the Successor.

Page 4 - Consolidated Statements of Cash Flows

•	Successor’s nine months ended September 28, 2008.

•	Successor’s six months ended September 30, 2007.

•	Predecessor’s activities from January 1, 2007 to April 2, 2007, immediately prior to the Blackstone Transaction.

Page 5 - Consolidated Statements of Shareholder’s Equity

•	Successor’s nine months ended September 28, 2008.

•	Successor’s six months ended September 30, 2007.

•	Predecessor’s activities from January 1, 2007 to April 2, 2007, immediately prior to the Blackstone Transaction.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts and where noted in millions)

	Three months ended		Nine months ended
	Successor		Successor		Predecessor
	Three months ended September 28, 2008	Three months ended September 30, 2007	Nine months ended September 28, 2008	Six months ended September 30, 2007	January 1, 2007 to April 2, 2007
Net sales	$389,228	$352,817	$1,141,530	$718,680	$376,587
Cost of products sold	303,986	273,910	893,798	589,184	293,191

Gross profit	85,242	78,907	247,732	129,496	83,396
Operating expenses
Marketing and selling expenses	22,284	26,001	88,160	59,556	34,975
Administrative expenses	12,411	12,006	36,781	26,121	17,714
Research and development expenses	778	970	2,577	1,922	1,437
Other (income) expense, net	4,795	9,352	4,406	11,252	51,042

Total operating expenses	40,268	48,329	131,924	98,851	105,168

Earnings (loss) before interest and taxes	44,974	30,578	115,808	30,645	(21,772)
Interest expense	35,907	40,200	110,980	84,531	39,079
Interest income	60	331	253	791	486

Earnings (loss) before income taxes	9,127	(9,291)	5,081	(53,095)	(60,365)
Provision for income taxes	7,708	12,237	23,575	16,751	6,284

Net earnings (loss)	$1,419	$(21,528)	$(18,494)	$(69,846)	$(66,649)

See accompanying Notes to Unaudited Consolidated Financial Statements

See explanatory note on page 1 for a description of the periods presented.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share amounts and where noted in millions)

	September 28, 2008	December 30, 2007
Current assets:
Cash and cash equivalents	$54,270	$5,999
Accounts receivable, net	105,121	99,989
Inventories, net	195,522	166,590
Other current assets	4,231	5,923
Deferred tax assets	3,502	6,260

Total current assets	362,646	284,761
Plant assets, net	259,006	271,475
Tradenames	925,212	925,212
Other assets, net	173,415	190,213
Goodwill	994,167	995,418

Total assets	$2,714,446	$2,667,079

Current liabilities:
Short-term borrowings	$66,228	$1,370
Current portion of long-term obligations	12,746	12,736
Accounts payable	75,764	63,976
Accrued trade marketing expense	29,876	29,112
Accrued liabilities	88,166	109,266
Accrued income taxes	675	1,851

Total current liabilities	273,455	218,311
Long-term debt (includes $34,675 and $29,850 owed to related parties)	1,749,628	1,756,065
Pension and other postretirement benefits	7,561	8,406
Other long-term liabilities	23,531	28,115
Deferred tax liabilities	316,700	296,567

Total liabilities	2,370,875	2,307,464
Commitments and contingencies
Shareholder’s equity:
Pinnacle common stock: par value $.01 per share, 100 shares authorized, issued 100 shares	—	—
Additional paid-in-capital	427,093	426,754
Accumulated other comprehensive income (loss)	(16,319)	(18,430)
Accumulated deficit	(67,203)	(48,709)

Total shareholder’s equity	343,571	359,615

Total liabilities and shareholder’s equity	$2,714,446	$2,667,079

See accompanying Notes to Unaudited Consolidated Financial Statements

See explanatory note on page 1 for a description of the periods presented.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands, except share amounts and where noted in millions)

	Nine months ended
	Successor		Predecessor
	Nine months ended September 28, 2008	Six months ended September 30, 2007	January 1, 2007 to April 2, 2007
Cash flows from operating activities
Net loss from operations	$(18,494)	$(69,846)	$(66,649)
Non-cash charges (credits) to net loss
Depreciation and amortization	45,650	29,930	10,163
Gain on litigation settlement	(9,988)	—	—
Amortization of debt acquisition costs	3,531	6,575	26,049
Amortization of bond premium	—	—	(5,360)
Change in value of financial instruments	(1,104)	1,141	1,247
Stock-based compensation charge	686	403	8,778
Postretirement healthcare benefits	53	833	294
Pension expense in excess of (less than) funding	(914)	141	360
Other long-term liabilities	(112)	(146)	2,464
Deferred income taxes	21,429	15,210	6,299
Changes in working capital, net of acquisition
Accounts receivable	(5,414)	3,154	(18,339)
Inventories	(29,249)	(13,322)	20,045
Other current assets	2,060	(15)	(140)
Accounts payable	11,749	7,611	14,286
Accrued trade marketing expense	941	(12,313)	2,754
Accrued liabilities	(11,094)	13,560	53,433

Net cash provided by (used in) operating activities	9,730	(17,084)	55,684

Cash flows from investing activities
Payments for business acquisitions, net of cash acquired	—	(1,319,280)	—
Capital expenditures	(18,805)	(12,544)	(5,027)
Sale of plant assets	—	2,200	—

Net cash used in investing activities	(18,805)	(1,329,624)	(5,027)

Cash flows from financing activities
Change in bank overdrafts	—	12,833	(908)
Repayment of capital lease obligations	(177)	(168)	(55)
Equity contributions	124	420,664	26
Reductions of equity contributions	(471)	(391)	—
Debt acquisition costs	(704)	(39,752)	—
Proceeds from bank term loan	—	1,250,000	—
Proceeds from bond issuances	—	575,000	—
Proceeds from short-term borrowings	71,324	14,602	—
Repayments of short-term borrowings	(6,466)	(11,568)	(210)
Repayments of long term obligations	(6,250)	(873,167)	(45,146)

Net cash provided by (used in) financing activities	57,380	1,348,053	(46,293)

Effect of exchange rate changes on cash	(34)	132	—
Net change in cash and cash equivalents	48,271	1,477	4,364
Cash and cash equivalents - beginning of period	5,999	—	12,337

Cash and cash equivalents - end of period	$54,270	$1,477	$16,701

Supplemental disclosures of cash flow information:
Interest paid	$100,018	$52,274	$9,135
Interest received	253	791	486
Income taxes paid (refunded)	3,334	(31)	103
Non-cash investing activity:
Capital lease activity	—	—	(1,129)
Non-cash financing activity:
Equity contribution	—	4,013	—

See accompanying Notes to Unaudited Consolidated Financial Statements

See explanatory note on page 1 for a description of the periods presented.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)

(in thousands, except share amounts and where noted in millions)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Carryover of Predecessor Basis of Net assets	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
	Shares	Amount
Predecessor
Balance at December 31, 2006	100	$—	$573,403	$(117,871)	$(17,338)	$161	$438,355

Effect of initially applying FASB Interpretation No. 48				(260)			(260)
Equity contribution:
Cash			26				26
Equity related compensation			8,778				8,778
Comprehensive income:
Net loss				(66,649)			(66,649)
Foreign currency translation						(4)	(4)

Total comprehensive loss							(66,653)

Balance at April 2, 2007	100	$—	$582,207	$(184,780)	$(17,338)	$157	$380,246

Successor
Balance at April 2, 2007	100	$—	$422,192	$—	$—	$—	$422,192

Equity contribution:
Cash			2,485				2,485
Reduction in equity contributions			(391)				(391)
Equity related compensation			402				402
Comprehensive income:
Net loss				(69,846)			(69,846)
Swap mark to market adjustment, net of income taxes of $3,331						(7,250)	(7,250)
Foreign currency translation						503	503

Total comprehensive loss							(76,593)

Balance at September 30, 2007	100	$—	$424,688	$(69,846)	$—	$(6,747)	$348,095

Balance at December 30, 2007	100	$—	$426,754	$(48,709)	$—	$(18,430)	$359,615

Equity contribution:
Cash			124				124
Reduction in equity contributions			(471)				(471)
Equity related compensation			686				686
Comprehensive income:
Net loss				(18,494)			(18,494)
Swap mark to market adjustment, net of credit for income taxes of $1,701						2,452	2,452
Foreign currency translation						(341)	(341)

Total comprehensive loss							(16,383)

Balance at September 28, 2008	100	$—	$427,093	$(67,203)	$—	$(16,319)	$343,571

For the three months ended September 28, 2008 and September 30, 2007, total comprehensive income was $2,486 and $34,292, respectively.

See accompanying Notes to Unaudited Consolidated Financial Statements.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

The cost of the Blackstone Transaction consisted of:

Stated purchase price	$2,162,500
Working capital and other adjustments	(2,338)
Assumed debt	(1,278)

Subtotal—merger consideration	2,158,884
Transaction costs	71,217

Total cost of acquisition	$2,230,101

The following table summarizes the final allocation of the total cost of the Blackstone Transaction to the assets acquired and liabilities assumed:

Assets acquired:
Cash	$16,701
Accounts receivable	103,921
Inventories	198,459
Other current assets	6,558
Plant assets	279,773
Tradenames	926,412
Customer relationships	122,661
Other assets	52,810
Goodwill	996,546

Fair value of assets acquired	2,703,841
Liabilities assumed:
Accounts payable	70,927
Accrued liabilities	105,851
Pension and other postretirement benefits	20,164
Other long-term liabilities	7,590
Deferred tax liabilities	267,930
Capital leases	1,278

Purchase price	$2,230,101

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

In accordance with the requirements of the purchase method of accounting for acquisitions, inventories as of April 2, 2007 were required to be valued at fair value (net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity), which in the case of finished products the Company estimated to be $40.2 million higher than the Predecessor’s historical manufacturing cost. The Successor’s cost of products sold for the 39 weeks ended December 30, 2007 includes pre-tax charges of $40.2 million related to the finished products at April 2, 2007, which were subsequently sold during the period from April 2, 2007 to December 30, 2007.

The Blackstone Transaction was financed through borrowings of a $1,250 million term loan and a $10 million revolver drawing under the Successor’s Senior Secured Credit Facility (the “Senior Secured Credit Facility”), $325 million of Senior Notes (the “Senior Notes”) and $250 million of Senior Subordinated Notes (the “Senior Subordinated Notes”), all issued on April 2, 2007, a $422.2 million equity contribution from the Blackstone Group and other investors and $12.7 million in existing cash, less deferred financing costs of $39.8 million.

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

The Management Agreement between the Predecessor and JPMorgan Partners, LLC and J.W. Childs Associates, L.P. was terminated at closing.

Pro forma Information

The following schedule includes consolidated statement of operations data for the unaudited pro forma results for the nine months ended September 30, 2007 as if the Blackstone Transaction had occurred as of the beginning of fiscal 2007. The pro forma information includes the actual results with pro forma adjustments for the change in interest expense related to the new financing, purchase accounting adjustments related to fixed assets, intangible assets, pension and other post-employment benefit liabilities, the cancellation of certain contracts of the Predecessor and related adjustments to the provision for income taxes.

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

Nine months ended September 30, 2007
Net sales	$1,095,267
Earnings before interest and taxes	$4,300
Net loss	$(144,108)

Pro forma depreciation and amortization expense included above was $45,936 for the nine months ended September 30, 2007.

Included in loss before interest and taxes in the pro forma information above for the nine months ended September 30, 2007 are the following material charges:

Nine months ended September 30, 2007
Flow through of fair value of the inventories over manufactured cost as of April 2, 2007	$40,203
Merger related costs	49,430
Stock based compensation related to the vesting of options due to the Blackstone Transaction	8,373

Impact on earnings before interest and taxes	$98,006

2.	Lehman Brothers Holdings, Inc. Bankruptcy and Related Events

On September 15, 2008, it was reported that Lehman Brothers Holdings Inc. (“Lehman”) filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York.

As discussed in Note 8, the Company has an aggregate revolving credit facility commitment of $125.0 million with a consortium of banks, including Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman, which was not included in the original bankruptcy filing but subsequently filed for bankruptcy on October 3, 2008. As of September 28, 2008, LCPI’s total commitment within this credit facility was $15.0 million. The Company also currently has $10.1 million of outstanding letters of credit under the revolving credit facility, none of which were issued by LCPI.

On September 19, 2008, the Company attempted to borrow $75.0 million under the revolving facility, however, LCPI failed to fund its pro-rata commitment of $9.0 million. Each of the remaining banks within the revolving credit facility did fund their pro-rata commitment, resulting in $66.0 million of net funds received by the Company.

The Company has no assurances that LCPI will participate in any future funding requests under the revolving credit facility. While the Company is exploring options to replace Lehman’s commitment within the facility, we cannot guarantee that the Company will be able to obtain such replacement loan commitments from other banks. However, based upon management’s projection of cash flows, the Company believes that it has sufficient liquidity to conduct its normal operations and does not believe that the potential reduction in available capacity under this revolving credit facility will have a material impact on its short-term or long-term liquidity.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

In addition, LCPI is the administrative agent under the Senior Secured Credit Facility, including the revolving credit facility commitment. At this time, LCPI is continuing to function in its capacity as the administrative agent without issue. However, the Company is assessing the potential impact of the Lehman bankruptcy and related events on LCPI’s ability to perform the administrative agency function in the future. We are exploring a potential transition of these duties to a new administrative agent.

The Company is also counterparty with Lehman Brothers Special Financing (“LBSF”), a subsidiary of Lehman, on an Interest Rate Swap, an Interest Rate Collar, Natural Gas Swaps and Foreign Currency Options (collectively, the “Derivatives”). Lehman is a credit support provider for these Derivatives obligations of LBSF. On October 3, 2008, LBSF also filed for Chapter 11 bankruptcy. The bankruptcy filings of Lehman and LBSF constitute an event of default with respect to the Derivatives. Subsequent to quarter end, the Company, as is its right under the contractual agreement with LBSF, terminated all of its Derivatives contracts at a cash cost to the Company of $17.5 million. See further discussion of the Derivatives in Note 10.

3.	Interim Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of September 28, 2008, and the results of operations and cash flows for the Predecessor for the period from January 1, 2007 to April 2, 2007 and for the Successor for the three and six months ended September 30, 2007 and the three and nine months ended September 28, 2008. The results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 30, 2007.

4.	Fair Value Measurements

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Our population of financial assets and liabilities subject to recurring fair value measurements and the necessary disclosures are as follows:

	Fair Value As of September 28, 2008	Fair Value Measurements at September 28, 2008 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Foreign currency derivatives	$1,554	$—	$1,554	$—

Total assets at fair value	$1,554	$—	$1,554	$—

Liabilities
Interest rate derivatives	$20,793	$—	$20,793	$—
Foreign currency derivatives	345		345
Natural gas derivatives	974	$—	974	$—

Total liabilities at fair value	$22,112	$—	$22,112	$—

The fair values for interest rate, foreign currency and natural gas derivatives are based on observable market data.

5.	Other (Income) Expense, net

	Three months ended		Nine months ended
	Successor		Successor		Predecessor
	Three months ended September 28, 2008	Three months ended September 30, 2007	Nine months ended September 28, 2008	Six months ended September 30, 2007	January 1, 2007 to April 2, 2007
Other (income) expense, net consists of:
Amortization of intangibles/other assets	$4,795	$9,397	$14,387	$11,308	$1,911
Gain on litigation settlement	—	—	(9,988)	—	—
Merger related costs	—	—	—	—	49,129
Restructuring and impairment charges	—	(45)	—	13	46
Royalty expense (income), net and other	—	—	7	(69)	(44)

Total other (income) expense	$4,795	$9,352	$4,406	$11,252	$51,042

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

6.	Inventories

	September 28, 2008	December 30, 2007
Raw materials, containers and supplies	$53,698	$43,605
Finished product	144,174	124,831

	197,872	168,436
Reserves	(2,350)	(1,846)

Total	$195,522	$166,590

Reserves represent amounts necessary to adjust the carrying value of inventories to the lower of cost or net realizable value, including any costs to sell or dispose.

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

7.	Goodwill and Other Assets

Goodwill

	Dry Foods	Frozen Foods	Total
Balance, December 30, 2007	$651,758	$343,660	$995,418
Settlement of pre-acquisition liabilities	(819)	(432)	(1,251)

Balance, September 28, 2008	$650,939	$343,228	$994,167

Other Assets

	September 28, 2008	December 30, 2007
Amortizable intangibles, net of accumulated amortization of $30,966 and $16,579, respectively	$144,506	$158,892
Deferred financing costs, net of accumulated amortization of $12,419 and $8,889, respectively	28,148	30,974
Foreign Currency Swap (see Note 10)	761	347

Total	$173,415	$190,213

In fiscal 2007, the Blackstone Transaction was accounted for in accordance of SFAS No. 141, “Business Combinations,” and resulted in $175,471 in amortizable intangibles for the Successor; $52,810 was allocated to recipes with a life of ten years and $122,661 was allocated to customer relationships with useful lives ranging between 7 and 40 years.

Amortization during the three and nine months ended September 28, 2008 was $4,795 and $14,387, respectively. Estimated amortization expense for each of the next five years and thereafter is as follows: remainder of 2008 - $4,797, 2009 - $16,088, 2010 - $12,917, 2011 - $12,749, 2012 - $12,589 and thereafter - $85,366. Amortization expense for the Predecessor during the period January 1, 2007 to April 2, 2007 was $1,911. Amortization expense for the Successor during the three and six months ended September 30, 2007 was $9,397 and $11,308, respectively.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Deferred financing costs, which relate to the Senior Secured Credit Facility, Senior Notes and Senior Subordinated Notes entered into in connection with the Blackstone Transaction, amounted to $40,567. Amortization of the deferred financing costs during the three and nine months ended September 28, 2008 was $1,184 and $3,531, respectively. Amortization of the deferred financing costs for the Predecessor during the period January 1, 2007 to April 2, 2007 was $1,977. Amortization expense of the deferred financing costs for the Successor during the three and six months ended September 30, 2007 was $1,888 and $6,575, respectively. Amortization of deferred financing costs for the six months ended September 30, 2007 included $4,200 of amortization of the Blackstone Transaction bridge financing fees.

8.	Debt and Interest Expense

	September 28, 2008	December 30, 2007
Short-term borrowings
- Revolving Credit Facility	$66,000	$—
- Notes payable	228	1,370

Total short-term borrowings	66,228	1,370

Long-term debt
- Senior secured credit facility—term loan	$1,237,500	$1,243,750
- 9.25% Senior notes	325,000	325,000
- 10.625% Senior subordinated notes	199,000	199,000
- Capital lease obligations	874	1,051

	1,762,374	1,768,801
Less: current portion of long-term obligations	12,746	12,736

Total long-term debt	$1,749,628	$1,756,065

Interest Expense

	Three months ended		Nine months ended
	Successor		Successor		Predecessor
	Three months ended September 28, 2008	Three months ended September 30, 2007	Nine months ended September 28, 2008	Six months ended September 30, 2007	January 1, 2007 to April 2, 2007
Third party interest expense	$30,883	$40,073	$98,529	$84,994	$38,654
Related party interest expense	456	1,119	2,587	1,432	9
Interest rate swap (gains) losses (Note 10)	4,568	(992)	9,864	(1,895)	416

Total interest expense	$35,907	$40,200	$110,980	$84,531	$39,079

As part of the Blackstone Transaction as described in Note 1, Peak Finance LLC entered into a $1,375.0 million credit agreement (the “Senior Secured Credit Facility”) in the form of (i) Term Loans in an initial aggregate amount of $1,250.0 million and (ii) Revolving Credit Commitments in the initial aggregate amount of $125.0 million (the “Revolving Credit Facility”). The term loan matures April 2, 2014. The Revolving Credit Facility matures April 2, 2013. Borrowings outstanding under the Revolving Credit Facility as of September 28, 2008 totaled $66.0 million. There were no borrowings outstanding under the Revolving Credit Facility as of December 30, 2007. Peak Finance LLC merged with and into PFF on April 2, 2007 at the closing of the Blackstone Transaction.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

As discussed in Note 2, Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings, has a total commitment within the Revolving Credit facility of $15.0 million and is currently not funding its portion. The Company has no assurances that LCPI will participate in any future funding requests under the revolving credit facility. While the Company is exploring options to replace Lehman’s commitment within the facility, the Company cannot guarantee that it will be able to obtain such replacement loan commitments from other banks. However, based upon management’s projection of cash flows, the Company believes that it has sufficient liquidity to conduct its normal operations and does not believe that the potential reduction in available capacity under this revolving credit facility will have a material impact on its short-term or long-term liquidity.

The amount of the term loan that was owed to affiliates of the Blackstone Group as of September 28, 2008 and December 30, 2007, was $34,675 and $29,850, respectively.

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

The applicable margins with respect to our Senior Secured Credit Facility vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on the Company’s leverage ratio as defined in the credit agreement. The applicable margins with respect to the Senior Secured Credit Facility are currently:

Eurocurrency Rate for Revolving Loans and Letter of Credit Fees	Applicable Rate (per annum)
	Base Rate for Revolving Loans	Commitment Fees Rate	Eurocurrency Rate for Term Loans	Base Rate for Term Loans
2.75%	1.75%	0.50%	2.75%	1.75%

The obligations under the credit agreement are unconditionally and irrevocably guaranteed by each of the Company’s direct or indirect domestic subsidiaries (collectively, the “Guarantors”). In addition, the credit agreement is collateralized by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, each direct or indirect domestic subsidiaries of the Company and 65% of the capital stock of, or other equity interests in, each direct foreign subsidiaries of the Company, or any of its domestic subsidiaries and (ii) certain tangible and intangible assets of the Company and those of the Guarantors (subject to certain exceptions and qualifications).

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility for the Successor. For the three and nine months ended September 28, 2008, the weighted average interest rate on the term loan was 5.43% and 6.13%, respectively, for the Successor. For the three and six months ended September 30, 2007, the weighted average interest rate on the term loan was 8.11% and 8.10%, respectively, for the Successor. Borrowings under the Revolving Credit Facility amounted to $66.0 million during the third quarter of 2008. For the three and nine months ended September 28, 2008, the weighted average interest rate on the Revolving Credit Facility was 5.78% and 6.13%, respectively, for the Successor. For the three and six months ended September 30, 2007, the weighted average interest rate on the Revolving Credit Facility was 9.50%. As of September 28, 2008, the Eurodollar interest rate on the term loan facility was 5.50% for the Successor.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

The Company pays a fee for all outstanding letters of credit drawn against its Revolving Credit Facility at an annual rate equivalent to the Applicable Rate then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility agreement cannot exceed $25,000. As of September 28, 2008 and December 30, 2007, the Company had utilized $10,085 and $9,757, respectively of the Revolving Credit Facility for letters of credit. Of the $125,000 Revolving Credit Facility available, the Company had an unused balance of $48,915 and $115,243 available for future borrowing and letters of credit as of September 28, 2008 and December 30, 2007, respectively. The remaining amount that can be used for letters of credit as of September 28, 2008 and December 30, 2007 was $14,915 and $15,243, respectively. If the Company is unsuccessful in replacing the commitment from LCPI, the amount available for future borrowings and letters of credit as of September 28, 2008 would be $33,915.

The term loan matures in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the term loan outstanding as of September 28, 2008 are $6.25 million in 2008, $12.5 million in 2009, $12.5 million in 2010, $12.5 million in 2011, $12.5 million in 2012 and $1,181.25 million thereafter.

On April 2, 2007, as part of the Blackstone Transaction described in Note 1, the Company issued $325.0 million of 9.25% Senior Notes (the “Senior Notes”) due 2015, and $250.0 million of 10.625% Senior Subordinated Notes (the “Senior Subordinated Notes”) due 2017. The Senior Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior secured indebtedness of the Company and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company. The Senior Subordinated Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company. See Note 16 for Guarantor and Nonguarantor Financial Statements.

The Company may redeem some or all of the Senior Notes at any time prior to April 1, 2011, and some or all of the Senior Subordinated Notes at any time prior to April 1, 2012, in each case at a price equal to 100% of the principal amount of notes redeemed plus the Applicable Premium as of, and accrued and unpaid interest to, the redemption date, subject to the right of Holders of record on the relevant record date to receive interest due on the relevant interest payment date. The “Applicable Premium” is defined as the greater of (1) 1.0% of the principal amount of such note and (2) the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of such Senior Note at April 1, 2011 or Senior Subordinated Note at April 1, 2012, plus (ii) all required interest payments due on such Senior Note through April 1, 2011 or Senior Subordinated Note through April 1, 2012 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate plus 50 basis points over (b) the principal amount of such note.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

In addition, until April 1, 2010, the Company may redeem up to 35% of the aggregate principal amount of Senior Notes or Senior Subordinated Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus a premium equal to the rate per annum on the Senior Notes or Senior Subordinated Notes, as the case may be, plus accrued and unpaid interest and Additional Interest, if any, to the redemption date, subject to the right of holders of Senior Notes or Senior Subordinated Notes of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds received by the Company from one or more equity offerings; provided that (i) at least 50% of the aggregate principal amount of Senior Notes or Senior Subordinated Notes, as the case may be, originally issued under the applicable indenture remains outstanding immediately after the occurrence of each such redemption and (ii) each such redemption occurs within 90 days of the date of closing of each such equity offering.

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

9.	Pension and Retirement Plans

As of September 28, 2008, the Company maintains a noncontributory defined benefit pension plan that covers eligible union employees and provides benefits generally based on years of service and employees’ compensation. The Company’s pension plan is funded in conformity with the funding requirements of applicable government regulations. As disclosed in the Company’s Consolidated Financial Statements for the fiscal year ended December 30, 2007, the Company expected to make contributions totaling $2.5 million during the current fiscal year, of which $2.1 million was paid during the nine months ended September 28, 2008.

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

Pension Benefits

	Three months ended		Nine months ended
	Successor		Successor		Predecessor
	Three months ended September 28, 2008	Three months ended September 30, 2007	Nine months ended September 28, 2008	Six months ended September 30, 2007	January 1, 2007 to April 2, 2007
Service cost	$420	$496	$1,260	$992	$472
Interest cost	1,066	980	3,198	1,960	980
Expected return on assets	(1,130)	(1,082)	(3,299)	(2,165)	(1,092)

Net periodic benefit cost	$356	$394	$1,159	$787	$360

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Other Postretirement Benefits

	Three months ended		Nine months ended
	Successor		Successor		Predecessor
	Three months ended September 28, 2008	Three months ended September 30, 2007	Nine months ended September 28, 2008	Six months ended September 30, 2007	January 1, 2007 to April 2, 2007
Service cost	$2	$299	$6	$545	$246
Interest cost	16	156	47	288	132
Amortization of:
Unrecognized prior service cost (credit)		—		—	(84)

Net periodic benefit cost	$18	$455	$53	$833	$294

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

10.	Financial Instruments

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

After the Blackstone Transaction was completed, the Successor entered into a new interest rate swap agreement and an interest rate collar agreement with Lehman Brothers Special Financing (“LBSF”). See “Lehman Brothers Special Financing” below regarding the bankruptcy of LBSF and the subsequent termination of the interest rate swap and collar contract.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

In accordance with SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities”, the Company designated the interest rate swap as a cash flow hedge of the risk of changes attributable to interest rate risk in the Company’s first previously unhedged LIBOR-indexed interest payments made each quarter until the maturity date of the swap that, in the aggregate for each period, are interest payments on an amount of debt principal corresponding to the outstanding swap notional amount of the Company’s then-existing LIBOR-based floating rate debt that reprices on and then closest following the second day of each January, April, July and October (the hedged transactions). The interest rate swap contains the following terms:

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

As of September 28, 2008, the fair values of the interest rate swap and collar contracts were a loss of $20,786, which was recorded in the Other long-term liabilities line on the Consolidated Balance Sheet. As of December 30, 2007, the fair values of the interest rate swap and collar contracts were a loss of $24,135, which was recorded in the Other long-term liabilities line on the Consolidated Balance Sheet. The offsetting gain of $3,349 is recorded as a component of Accumulated other comprehensive (loss) income of $3,351 ($1,979 net of tax) on the Consolidated Balance Sheet and Interest expense of $2 recorded in the Consolidated Statement of Operations. In addition, as of September 28, 2008, interest payable of $4,487 was recorded in Accrued liabilities on the Consolidated Balance Sheets. As of December 30, 2007, interest receivable of $653 was recorded Other current assets on the Consolidated Balance Sheet. The offsetting gains or losses from interest payable or interest receivable entries are recorded as a component of Interest expense in the Consolidated Statement of Operations.

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

This swap was not designated as a hedge pursuant to SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities.” As of September 28, 2008, the fair value of the interest rate swap was a net loss of $7 is included in Accrued liabilities on the Consolidated Balance Sheet. In addition, as of September 28, 2008, interest payable of $198 was recorded in Accrued liabilities on the Consolidated Balance Sheet. The offsetting loss is recorded as a component of Interest expense in the Consolidated Statement of Operations.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Gains and losses on the interest rate swaps, which were recorded as either an adjustment to interest expense in the Consolidated Statement of Operations or as an adjustment to Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets, are detailed below:

Interest Rate Swaps

	Three months ended		Nine months ended
	Successor		Successor		Predecessor
	Three months ended September 28, 2008	Three months ended September 30, 2007	Nine months ended September 28, 2008	Six months ended September 30, 2007	January 1, 2007 to April 2, 2007
Mark-to-market gain/(loss) recorded in:
Accumulated other comprehensive (loss) income	$1,043	$(17,331)	$3,351	$(7,250)	$—
Consolidated Statement of Operations	118	—	(7)	2,299	(1,452)
Realized gain/(loss) recorded in the Consolidated Statement of Operations	(4,686)	992	(9,857)	(404)	1,036

Net gain/(loss) on interest rate swaps	$(3,525)	$(16,339)	$(6,513)	$(5,355)	$(416)

Commodity Risk

The Company entered into natural gas swap transactions with LBSF to lower the Company’s exposure to the price of natural gas. As of September 28, 2008, the trades in effect mature between October 2008 and December 2009 with quantities ranging from 29,000 to 59,000 MMBTU’s. The Company paid a fixed price ranging from $8.53 to $12.81 per MMBTU, with settlements monthly. As of September 28, 2008, the fair value of the natural gas swap was a loss of $974, and is recorded in Accrued liabilities on the Consolidated Balance Sheet. As of December 30, 2007, the fair value of the natural gas swaps was a loss of $77 and is recorded in Accrued liabilities on the Consolidated Balance Sheet. See “Lehman Brothers Special Financing” below regarding the bankruptcy of LBSF and the subsequent termination of the natural gas swap transactions.

The swap contracts were not designated as hedges pursuant to SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities.”

Gains and losses on the natural gas swaps, which were recorded as a component of cost of products sold in the Consolidated Statement of Operations, are detailed below:

Natural Gas Swaps

	Three months ended		Nine months ended
	Successor		Successor		Predecessor
	Three months ended September 28, 2008	Three months ended September 30, 2007	Nine months ended September 28, 2008	Six months ended September 30, 2007	January 1, 2007 to April 2, 2007
Mark-to-market (loss)/gain recorded in:
Consolidated Statement of Operations	$(993)	$(57)	$(897)	$(180)	$205
Realized (loss)/gain recorded in the Consolidated Statement of Operations	(379)	(196)	(68)	(166)	(84)

Net (loss)/gain on natural gas swaps	$(1,372)	$(253)	$(965)	$(346)	$121

Foreign Exchange Risk

The Company entered into various types of foreign currency contracts to lower the Company’s exposure to the exchange rate between the U.S. dollar and the Canadian dollar with two vendors: Lehman Brothers Special Financing and the Union Bank of California. Each agreement was based upon a notional amount in Canadian dollars, which is expected to approximate a portion of the amount of the Company’s Canadian subsidiary’s U.S. dollar-denominated purchases for the month.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

The contracts with Lehman Brothers were entered into in April 2007 and were not designated as hedges pursuant to SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities.” The trades outstanding as of September 28, 2008 run through December 2008. As of September 28, 2008, the fair value of the Lehman foreign currency exchange contracts was a loss of $345, which is recorded in Accrued liabilities on the Consolidated Balance Sheet. The offsetting gain was recorded as an adjustment to cost of products sold. As of December 30, 2007, the fair value of the Lehman foreign currency exchange contracts was a loss of $2,353, which is recorded in Accrued liabilities on the Consolidated Balance Sheet. See “Lehman Brothers Special Financing” below regarding the bankruptcy of LBSF and the subsequent termination of the foreign currency contracts.

Contracts with the Union Bank of California were entered into in October 2007 and in accordance with SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities” were designated as a cash flow hedge. SFAS No. 133 states that foreign currency risk associated with these transactions can be designated as a hedge since (1) they are in a currency (CAD) other than the Company’s functional currency (USD), (2) they have a high probability of occurring since the contract values approximate a portion of the amount of the Company’s Canadian subsidiary’s U.S. dollar-denominated purchases for the month and (3) the foreign currency risk associated with these transactions affects consolidated earnings. The exchange rate swap contracts contain the following terms:

•	Notional amounts: $400—$2,600 CAD

•	CAD to USD Exchange Rates: .967—1.007

•	Maturity Dates: Oct 2008 – Dec 2009

As of December 30, 2007, the fair value of the Union Bank of California foreign currency exchange contracts was a gain of $752, of which $406 was recorded in Other current assets and $347 is recorded in Other assets, net on the Consolidated Balance Sheet. As of September 28, 2008, the fair value of the Union Bank of California foreign currency swap contracts was a gain of $1,554, of which $792 is recorded in Other current assets and $762 is recorded in Other assets, net on the Consolidated Balance Sheet. The offsetting gain of $802 is recorded as a component of Accumulated other comprehensive (loss) income ($473 net of tax).

Gains and losses on the foreign currency exchange swaps, which were recorded as either an adjustment to cost of products sold in the Consolidated Statement of Operations, or as an adjustment to Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets, are detailed below:

Foreign currency swaps

	Three months ended		Nine months ended
	Successor		Successor		Predecessor
	Three months ended September 28, 2008	Three months ended September 30, 2007	Nine months ended September 28, 2008	Six months ended September 30, 2007	January 1, 2007 to April 2, 2007
Mark-to-market gain/(loss) recorded in:
Accumulated other comprehensive (loss) income	$457	$—	$802	$—	$—
Consolidated Statement of Operations	271	(1,599)	2,008	(3,258)	—
Realized gain/(loss) recorded in the Consolidated Statement of Operations	403	(717)	(5)	(970)	—

Net gain/(loss) on foreign currency swaps	$1,131	$(2,316)	$2,805	$(4,228)	$—

Lehman Brothers Special Financing

As discussed in Note 2, on October 2, 2008, Lehman Brothers Special Financing filed for Chapter 11 Bankruptcy protection. The bankruptcy filing constitutes an event of default with respect to the interest rate swap, interest rate collar, natural gas swaps and foreign currency options. Subsequent to quarter end, the Company, as is its right under the contract agreement with LBSF, terminated all of its contracts, which were recorded at a fair value of $22.1 million at September 28, 2008, at a cash cost (net of expenses) to the Company of $17.5 million.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Other

The Company utilizes irrevocable standby letters of credit with one-year renewable terms to satisfy workers’ compensation self-insurance security deposit requirements. At September 28, 2008, the Company’s contract value of the outstanding standby letters of credit to satisfy workers’ compensation self-insurance security deposits totaled $7,797, which approximates fair value. As of September 28, 2008, the Company also utilized letters of credit in connection with the purchase of raw materials in the amount of $2,288, which approximates fair value. At December 30, 2007, the Company’s contract value of the outstanding standby letters of credit to satisfy workers’ compensation self-insurance security deposits was $9,483, which approximates fair value. As of December 30, 2007, the Company also utilized letters of credit in connection with the purchase of raw materials in the amount of $274, which approximates fair value.

Other than mentioned above with regards to LBSF, the Company is exposed to credit loss in the event of non-performance by the other parties to derivative financial instruments. All counterparties are at least “A-” rated or equivalent by Standard & Poor’s and Moody’s. Accordingly, the Company does not anticipate non-performance by the counterparties.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.

The estimated fair value of the Company’s long-term debt, including the current portion, as of September 28, 2008, is as follows:

	September 28, 2008
Issue	Recorded Amount	Fair Value
Senior Secured Credit Facilities - term loan	$1,237,500	$1,064,250
Revolving Credit Facility	66,000	57,420
9.25% Senior Notes	325,000	268,531
10.625% Senior Subordinated Notes	199,000	156,464

	$1,827,500	$1,546,665

The fair value is based on the quoted market price for such notes and borrowing rates currently available to the Company for loans with similar terms and maturities.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

11.	Commitments and Contingencies

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

Employee Litigation—Indemnification of US Cold Storage

On March 21, 2002, an employee at the Company’s former Omaha, Nebraska facility, died as the result of an accident while operating a forklift at a Company-leased warehouse facility. OSHA conducted a full investigation and determined that the death was the result of an accident and found no violations by the Company. On March 18, 2004, the estate of the deceased filed suit in District Court of Sarpy County, Nebraska, Case No: CI 04-391, against the Company, the owner of the forklift and the leased warehouse, the manufacturer of the forklift and the distributor of the forklift. The Company, having been the deceased’s employer, was named as a defendant for workers’ compensation subrogation purposes only.

On May 18, 2004, the Company received notice from defendant, US Cold Storage, the owner of the leased warehouse, requesting that it accept the tender of defense for US Cold Storage in this case in accordance with the indemnification provision of the warehouse lease. In November 2008, the Company paid $13 and the matter was settled and dismissed.

R2 appeal in Aurora bankruptcy

Prior to its bankruptcy filing in 2003, Aurora entered into an agreement with its pre-petition lending group compromising the amount of certain fees due under its senior bank facilities (the “October Amendment”). One of the members of the bank group (R2 Top Hat, Ltd.) challenged the enforceability of the October Amendment during Aurora’s bankruptcy by filing an adversary proceeding in U.S. Bankruptcy Court, District of Delaware, and by objecting to confirmation. The Bankruptcy Court rejected the lender’s argument and confirmed Aurora’s plan of reorganization. The lender then appealed from those orders of the Bankruptcy Court. In December 2006, the U.S. District Court for the District of Delaware filed its Memorandum and Order affirming both (a) the February 20, 2004 Order of the Bankruptcy Court confirming the debtor’s First Amended Joint Reorganization Plan, and (b) the February 27, 2004 Order of the Bankruptcy Court granting the debtor’s motion for summary judgment and dismissing the adversary proceeding. R2 Top Hat, Ltd. filed a Notice of Appeal to the 3rd Circuit Court of Appeals. On April 17, 2008, the Company settled with R2 Top Hat, Ltd. for $10.0 million in full payment of the excess leverage fees related to the Aurora prepetition bank facility, all related interest and all other out-of-pocket costs. After this settlement, there are no remaining contingencies related to the excess leverage fees under the Aurora prepetition senior bank facility. Accordingly, the remaining $10.0 million accrued liability assumed in the merger with Aurora Foods Inc. and recorded at fair value of $20.1 million in the purchase price allocation for the Blackstone Transaction was reduced to $0 and the related credit, net of related expenses, was recorded in the Other income (expense), net in the Consolidated Statement of Operations.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

American Cold Storage—North America, L.P. v. P.F. Distribution, LLC and Pinnacle Foods Group Inc.

On June 26, 2005, the Company was served with a Summons and Complaint in the above matter, which was filed in the Circuit Court of Madison County, Tennessee. American Cold Storage (“ACS”) operates a frozen storage warehouse and distribution facility (the “Facility”) located in Madison County, Tennessee, near the Company’s Jackson, Tennessee plant. In April 2004, the Company entered into discussions with ACS to utilize the Facility. Terms were discussed, but no contract was ever signed. Shortly after shipping product to the Facility, the Company discovered that the Facility was incapable of properly handling the discussed volume of product and began reducing its shipments to the Facility. The original complaint seeks damages not to exceed $1.5 million, together with associated costs. On May 3, 2006, the Company’s attorney received notice from counsel for ACS that it was increasing its damage claim in the suit from $1.5 million to $5.5 million. The judge had set a trial date for August 2008. However, prior to the court date, the Company settled the litigation by paying $0.7 million to ACS on August 27, 2008. The resolution of this matter did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Gilster Mary Lee Corporation v. Pinnacle Foods

In September 2006, Gilster Mary Lee Corporation (“Gilster”), the primary co-packer of the Company’s Duncan Hines products, filed suit against us alleging that monies were due to Gilster from the Company for a warehouse/handling fee under an existing contract. While certain of these fees are required by the contract, the calculation of the fees was the issue in dispute. In U.S. District Court in January 2008, a verdict was returned in favor of Gilster. The Company had fully reserved the amount of the verdict. On July 17, 2008, the Company and Gilster settled the case for full payment of the amount reserved. In addition, an amendment was made to the contract modifying the disputed warehouse/handling fee and certain payment terms from the date of settlement forward. The resolution of this matter did not have a material impact on the Company’s financial condition, results of operations or cash flows.

12.	Related Party Transactions

Successor

Advisory Agreement

At the closing of the Blackstone Transaction, the Company entered into an advisory agreement with an affiliate of The Blackstone Group pursuant to which such entity or its affiliates provide certain strategic and structuring advice and assistance to us. In addition, under this agreement, affiliates of The Blackstone Group provide certain monitoring, advisory and consulting services to the Company for an aggregate annual management fee equal to $2.5 million for the year ended December 2007, and the greater of $2.5 million or 1.0% of Consolidated EBITDA (as defined in the credit agreement governing the Company’s Senior Secured Credit Facility) for each year thereafter. Affiliates of Blackstone received reimbursement for out-of-pocket expenses incurred by them in connection with the Blackstone Transaction prior to the closing date and in connection with the provision of services pursuant to the agreement of merger. Expenses relating to the management fee were $625 and $1,875 for the three and nine months ended September 28, 2008, respectively. In addition, the Company reimbursed the Blackstone group out-of-pocket expenses totaling $61 during the three and nine months ended September 28, 2008. Expenses relating to the management fee were $834 and $1,666 for the three and six months ended September 30, 2007, respectively.

In addition, on April 2, 2007 and pursuant to the agreement of merger, an affiliate of Blackstone received transaction fees totaling $21.6 million for services provided by Blackstone and its affiliates related to the Blackstone Transaction. This is included in the transaction fees described in footnote 1.

Supplier Costs

Graham Packaging, which is owned by affiliates of The Blackstone Group, supplies packaging for some of the Company’s products. Purchases from Graham Packaging were $2,645 and $9,276 for the three and nine months ended September 28, 2008, respectively. Purchases from Graham Packaging were $2,580 and $6,049 for the three and six months ended September 30, 2007, respectively.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Debt and Interest Expense

For the three and nine months ended September 28, 2008, fees and interest expense recognized in the Consolidated Statement of Operations for debt to the related party Blackstone Advisors L.P. totaled $456 and $2,587, respectively. Related party interest for Blackstone Advisors L.P for the three and six months ended September 30, 2007 was $1,119 and $1,432, respectively.

Predecessor

Management fees

On November 25, 2003, the Company entered into a Management Agreement with JPMorgan Partners, LLC (“JPMP”) and J.W. Childs Associates, L.P. (“JWC”), shareholders of Crunch Holding Corp’s parent company prior to the Blackstone Transaction, whereby JPMP and JWC provided management, advisory and other services. The agreement called for quarterly payments of $125 to each of JPMP and JWC for management fees. For the three months ended April 1, 2007, management fees expensed and paid to JPMP and JWC were $250. The Company reimbursed JPMP and JWC for out-of-pocket expenses totaling $7 during the three months ended April 1, 2007. The Management Agreement also stipulated that in connection with any acquisition transaction subsequent to the acquisition of Pinnacle Foods Holding Corporation by Crunch Equity Holding LLC and merger with Aurora Foods Inc., there would be a transaction fee of 0.5% of the aggregate purchase price payable to each of JPMP and JWC, plus fees and expenses. In connection with the Blackstone Transaction, JPMP and JWC were each paid a transaction fee of $10.8 million. Also, in connection with the Blackstone Transaction, this agreement was cancelled, effective with the change in control.

Also on November 25, 2003, the Company entered into an agreement with CDM Capital LLC, an affiliate of CDM Investor Group LLC, shareholders of Crunch Holding Corp’s parent company prior to the Blackstone Transaction, whereby CDM Capital LLC will receive a transaction fee of 0.5% of the aggregate purchase price of future acquisitions (other than the acquisition of Pinnacle Foods Holding Corporation by Crunch Equity Holding LLC or the merger with Aurora Foods Inc.), plus fees and expenses. In connection with the Blackstone Transaction, CDM Capital LLC was paid a transaction fee of $10.8 million. Also, in connection with the Blackstone Transaction, this agreement was cancelled, effective with the change in control.

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

13.	Segments

The Company’s products and operations are managed and reported in two operating segments. The dry foods segment consists of the following reporting units: baking (Duncan Hines®), condiments (Vlasic®, Open Pit®), syrups (Mrs. Butterworth’s® and Log Cabin®) and canned meat (Armour®). The frozen foods segment consists of the following reporting units: frozen dinners and entrees (Hungry-Man®, Swanson®), frozen seafood (Van de Kamp’s®, Mrs. Paul’s®), frozen breakfast (Aunt Jemima®), bagels (Lenders®), and frozen pizza (Celeste®). Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Cost of products sold in the dry segment for the three and six months ended September 30, 2007 included $1,822 and $28,480, respectively, representing the write up of inventories to the fair value at the date of the Blackstone Transaction. Cost of products sold in the frozen segment for the three and six months ended September 30, 2007 included $2,448 and $11,723, respectively, representing the write-up of inventories to the fair value at the date of the Blackstone Transaction. Fair value is also referred to as net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. Corporate assets consist of prepaid and deferred tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management, finance and legal functions and the gain on litigation settlement.

	Three months ended		Nine months ended
	Successor		Successor		Predecessor
	Three months ended September 28, 2008	Three months ended September 30, 2007	Nine months ended September 28, 2008	Six months ended September 30, 2007	January 1, 2007 to April 2, 2007
SEGMENT INFORMATION
Net sales
Dry foods	$229,641	$196,275	$661,438	$420,055	$193,606
Frozen foods	159,587	156,542	480,092	298,625	182,981

Total	$389,228	$352,817	$1,141,530	$718,680	$376,587

Earnings (loss) before interest and taxes
Dry foods	$35,552	$26,630	$95,473	$29,890	$32,337
Frozen foods	12,755	7,818	20,367	9,550	675
Unallocated corporate expenses	(3,333)	(3,870)	(32)	(8,795)	(54,784)

Total	$44,974	$30,578	$115,808	$30,645	$(21,772)

Depreciation and amortization
Dry foods	$7,456	$8,742	$21,922	$14,430	$5,683
Frozen foods	8,668	11,496	23,728	15,500	4,480

Total	$16,124	$20,238	$45,650	$29,930	$10,163

Capital expenditures
Dry foods	$4,390	$1,945	$8,935	$4,831	$3,611
Frozen foods	3,695	4,058	9,870	7,713	2,545

Total	$8,085	$6,003	$18,805	$12,544	$6,156

GEOGRAPHIC INFORMATION
Net sales
United States	$369,529	$331,275	$1,082,817	$679,618	$359,572
Canada	19,699	21,542	58,713	39,062	17,015

Total	$389,228	$352,817	$1,141,530	$718,680	$376,587

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

	September 28, 2008	December 30, 2007
SEGMENT INFORMATION:
Total assets
Dry foods	$1,777,779	$1,737,544
Frozen foods	933,078	923,275
Corporate	3,589	6,260

Total	$2,714,446	$2,667,079

GEOGRAPHIC INFORMATION
Long-lived assets
United States	$258,971	$271,429
Canada	35	46

Total	$259,006	$271,475

14.	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, FASB Staff Position No. 157-2 defers the Statement’s effective date for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008, and will be effective for the Company in the first quarter of fiscal 2009. In October 2008, the FASB Issued FASB Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 is effective upon issuance. The Company is currently evaluating FSP 157-2 with respect to non-financial assets and liabilities and anticipates that this statement will not have a significant impact on the reporting of its financial position or results of operations.

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

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP No. 142-3). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of intangible assets included in this FASB Staff Position will be applied prospectively to intangible assets acquired after the effective date of December 29, 2008 (first day of fiscal 2009). The implementation of FSP No. 142-3 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

15.	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes: An Interpretation of Statement of Financial Accounting Standards (“SFAS”) Statement No. 109” in fiscal 2007. The Company’s liability for unrecognized tax benefits as of September 28, 2008 was $547. The amount, if recognized, that would impact the effective tax rate as of September 28 2008 was $0. The entire amount of the liability for unrecognized tax benefits is classified as a long-term liability. Certain statutes of limitation expired during the nine months ended September 2008 which resulted in a decrease of $985 in the unrecognized tax benefits liability and to goodwill. Additionally, other statutes of limitation may expire within the next twelve months and may result in additional decreases in the unrecognized tax benefits liability of approximately $73. The decreases, if realized, would be recorded as decreases to goodwill.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

16.	Guarantor and Nonguarantor Statements

In connection with the Blackstone Transaction described in Note 1 and as a part of the related financings, the Company issued $325 million of 9.25% Senior Notes and $250 million ($199 million outstanding as of September 28, 2008 and December 30, 2007) of 10.625% Senior Subordinated Notes in private placements pursuant to Rule 144A and Regulation S.

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

The following consolidating financial information presents:

(1)	(a) Consolidating balance sheets as of September 28, 2008 and December 30, 2007 for the Successor.

(b) The related consolidating statements of operations for the Company, all guarantor subsidiaries and the non- guarantor subsidiary for the following:

i.	Successor’s three months ended September 28, 2008.

ii.	Successor’s three months ended September 30, 2007.

iii.	Successor’s nine months ended September 28, 2008.

iv.	Successor’s six months ended September 30, 2007.

v.	Predecessor’s activities from January 1, 2007 to April 2, 2007, immediately prior to the Blackstone Transaction.

(c) The related consolidating statements of cash flows for the Company, all guarantor subsidiaries and the non-guarantor subsidiary for the following:

i.	Successor’s nine months ended September 28, 2008.

ii.	Successor’s six months ended September 30, 2007.

iii.	Predecessor’s activities from January 1, 2007 to April 2, 2007, immediately prior to the Blackstone Transaction.

(2)	Elimination entries necessary to consolidate the Company with its guarantor subsidiaries and non-guarantor subsidiary.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidated Balance Sheet

September 28, 2008

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$52,572	$1,698	$—	$54,270
Accounts receivable, net	—	95,955	9,166	—	105,121
Intercompany accounts receivable	—	69,755	1,394	(71,149)	—
Inventories, net	—	189,791	5,731	—	195,522
Other current assets	792	3,292	147	—	4,231
Deferred tax assets	—	3,502	—	—	3,502

Total current assets	792	414,867	18,136	(71,149)	362,646
Plant assets, net	—	258,971	35	—	259,006
Investment in subsidiaries	1,356,903	10,757	—	(1,367,660)	—
Intercompany note receivable	923,478	—	—	(923,478)	—
Tradenames	—	925,212	—	—	925,212
Other assets, net	28,909	144,506	—	—	173,415
Goodwill	—	994,167	—	—	994,167

Total assets	$2,310,082	$2,748,480	$18,171	$(2,362,287)	$2,714,446

Current liabilities:
Short-term borrowings	$66,000	$228	$—	$—	$66,228
Current portion of long-term obligations	12,500	246	—	—	12,746
Accounts payable	—	73,505	2,259	—	75,764
Intercompany accounts payable	71,149	—	—	(71,149)	—
Accrued trade marketing expense	—	25,543	4,333	—	29,876
Accrued liabilities	47,076	40,896	194	—	88,166
Accrued income taxes	—	47	628	—	675

Total current liabilities	196,725	140,465	7,414	(71,149)	273,455
Long-term debt	1,749,000	628	—	—	1,749,628
Intercompany note payable	—	923,478	—	(923,478)	—
Pension and other postretirement benefits	—	7,561	—	—	7,561
Other long-term liabilities	20,786	2,745	—	—	23,531
Deferred tax liabilities	—	316,700	—	—	316,700

Total liabilities	1,966,511	1,391,577	7,414	(994,627)	2,370,875
Commitments and contingencies	—	—	—	—	—
Shareholder’s equity:
Pinnacle Common Stock, $.01 par value	—	—	—	—	—
Additional paid-in-capital	427,093	1,284,155	2,324	(1,286,479)	427,093
Accumulated other comprehensive income (loss)	(16,319)	4,612	225	(4,837)	(16,319)
(Accumulated deficit) Retained earnings	(67,203)	68,136	8,208	(76,344)	(67,203)

Total shareholder’s equity	343,571	1,356,903	10,757	(1,367,660)	343,571

Total liabilities and shareholder’s equity	$2,310,082	$2,748,480	$18,171	$(2,362,287)	$2,714,446

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidated Balance Sheet

December 30, 2007

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$5,297	$702	$—	$5,999
Accounts receivable, net	654	93,581	5,754	—	99,989
Intercompany accounts receivable	—	68,037	2,273	(70,310)	—
Inventories, net	—	160,124	6,466	—	166,590
Other current assets	406	5,140	377	—	5,923
Deferred tax assets	—	6,260	—	—	6,260

Total current assets	1,060	338,439	15,572	(70,310)	284,761
Plant assets, net	—	271,429	46	—	271,475
Investment in subsidiaries	1,306,009	7,058	—	(1,313,067)	—
Intercompany note receivable	923,478	—	—	(923,478)	—
Tradenames	—	925,212	—	—	925,212
Other assets, net	31,320	158,893	—	—	190,213
Goodwill	—	995,418	—	—	995,418

Total assets	$2,261,867	$2,696,449	$15,618	$(2,306,855)	$2,667,079

Current liabilities:
Notes payable	$—	$1,370	$—	$—	$1,370
Current portion of long-term obligations	12,500	236	—	—	12,736
Accounts payable	—	61,349	2,627	—	63,976
Intercompany accounts payable	70,310	—	—	(70,310)	—
Accrued trade marketing expense	—	25,503	3,609	—	29,112
Accrued liabilities	40,057	68,727	482	—	109,266
Accrued income taxes	—	9	1,842	—	1,851

Total current liabilities	122,867	157,194	8,560	(70,310)	218,311
Long-term debt	1,755,250	815	—	—	1,756,065
Intercompany note payable	—	923,478	—	(923,478)	—
Pension and other postretirement benefits	—	8,406	—	—	8,406
Other long-term liabilities	24,135	3,980	—	—	28,115
Deferred tax liabilities	—	296,567	—	—	296,567

Total liabilities	1,902,252	1,390,440	8,560	(993,788)	2,307,464
Commitments and contingencies					—
Shareholder’s equity:
Pinnacle common stock, $.01 par value	—	—	—	—
Additional paid-in-capital	426,754	1,284,155	2,324	(1,286,479)	426,754
Accumulated other comprehensive income (loss)	(18,430)	4,953	566	(5,519)	(18,430)
(Accumulated deficit) Retained earnings	(48,709)	16,901	4,168	(21,069)	(48,709)

Total shareholder’s equity	359,615	1,306,009	7,058	(1,313,067)	359,615

Total liabilities and shareholder’s equity	$2,261,867	$2,696,449	$15,618	$(2,306,855)	$2,667,079

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Operations - Successor

For the three months ended September 28, 2008

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$—	$384,401	$19,699	$(14,872)	$389,228
Cost of products sold	23	302,261	16,388	(14,686)	303,986

Gross profit	(23)	82,140	3,311	(186)	85,242
Operating expenses
Marketing and selling expenses	31	20,643	1,610	—	22,284
Administrative expenses	796	11,231	384	—	12,411
Research and development expenses	3	775	—	—	778
Intercompany royalties	—	—	14	(14)	—
Intercompany technical service fees	—	—	172	(172)	—
Other (income) expense, net	—	4,795	—	—	4,795
Equity in (earnings) loss of investees	(25,252)	(751)	—	26,003	—

Total operating expenses	(24,422)	36,693	2,180	25,817	40,268

Earnings before interest and taxes	24,399	45,447	1,131	(26,003)	44,974
Intercompany interest (income) expense	(12,909)	12,909	—	—	—
Interest expense	35,889	12	6	—	35,907
Interest income	—	51	9	—	60

Earnings before income taxes	1,419	32,577	1,134	(26,003)	9,127
Provision for income taxes	—	7,325	383	—	7,708

Net earnings	$1,419	$25,252	$751	$(26,003)	$1,419

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Operations

For the three months ended September 30, 2007

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$—	$344,448	$21,543	$(13,174)	$352,817
Cost of products sold	—	270,505	16,379	(12,974)	273,910

Gross profit	—	73,943	5,164	(200)	78,907
Operating expenses
Marketing and selling expenses	—	24,363	1,638	—	26,001
Administrative expenses	833	10,646	527	—	12,006
Research and development expenses	—	970	—	—	970
Intercompany royalties	—	—	25	(25)	—
Intercompany technical service fees	—	—	175	(175)	—
Other (income) expense, net	—	9,345	7	—	9,352
Equity in (earnings) loss of investees	(3,877)	(1,716)	—	5,593	—

Total operating expenses	(3,044)	43,608	2,372	5,393	48,329

Earnings before interest and taxes	3,044	30,335	2,792	(5,593)	30,578
Intercompany interest (income) expense	(18,932)	18,932	—	—	—
Interest expense	40,173	27	—	—	40,200
Interest income	—	309	22	—	331

(Loss) earnings before income taxes	(18,197)	11,685	2,814	(5,593)	(9,291)
Provision for income taxes	3,331	7,808	1,098	—	12,237

Net (loss) earnings	$(21,528)	$3,877	$1,716	$(5,593)	$(21,528)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Operations - Successor

For the nine months ended September 28, 2008

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$—	$1,114,089	$58,713	$(31,272)	$1,141,530
Cost of products sold	23	879,550	44,945	(30,720)	893,798

Gross profit	(23)	234,539	13,768	(552)	247,732
Operating expenses
Marketing and selling expenses	31	82,558	5,571	—	88,160
Administrative expenses	2,150	32,927	1,704	—	36,781
Research and development expenses	3	2,574	—	—	2,577
Intercompany royalties	—	—	47	(47)	—
Intercompany technical service fees	—	—	505	(505)	—
Other (income) expense, net	—	4,406	—	—	4,406
Equity in (earnings) loss of investees	(51,235)	(4,040)	—	55,275	—

Total operating expenses	(49,051)	118,425	7,827	54,723	131,924

Earnings before interest and taxes	49,028	116,114	5,941	(55,275)	115,808
Intercompany interest (income) expense	(43,162)	43,162	—	—	—
Interest expense	110,684	290	6	—	110,980
Interest income	—	209	44	—	253

(Loss) earnings before income taxes	(18,494)	72,871	5,979	(55,275)	5,081
Provision for income taxes	—	21,636	1,939	—	23,575

Net (loss) earnings	$(18,494)	$51,235	$4,040	$(55,275)	$(18,494)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Operations

For the six months ended September 30, 2007

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$—	$702,228	$39,063	$(22,611)	$718,680
Cost of products sold	—	580,853	30,546	(22,215)	589,184

Gross profit	—	121,375	8,517	(396)	129,496
Costs and expenses
Marketing and selling expenses	—	56,226	3,330	—	59,556
Administrative expenses	1,666	23,393	1,062	—	26,121
Research and development expenses	—	1,922	—	—	1,922
Intercompany royalties	—	—	46	(46)	—
Intercompany technical service fees	—	—	350	(350)	—
Other (income) expense, net	—	11,245	7	—	11,252
Equity in loss (earnings) of investees	20,790	(2,294)	—	(18,496)	—

Total costs and expenses	22,456	90,492	4,795	(18,892)	98,851

Earnings (loss) before interest and taxes	(22,456)	30,883	3,722	18,496	30,645
Intercompany interest (income) expense	(36,987)	36,987	—	—	—
Interest expense	84,377	154	—	—	84,531
Interest income	—	754	37	—	791

(Loss) earnings before income taxes	(69,846)	(5,504)	3,759	18,496	(53,095)
Provision for income taxes	—	15,286	1,465	—	16,751

Net (loss) earnings	$(69,846)	$(20,790)	$2,294	$18,496	$(69,846)

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Cash Flows

For the nine months ended September 28, 2008

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net (loss) earnings from operations	$(18,494)	$51,235	$4,040	$(55,275)	$(18,494)
Non-cash charges (credits) to net (loss) earnings
Depreciation and amortization	—	45,639	11	—	45,650
Gain on litigation settlement	—	(9,988)	—	—	(9,988)
Amortization of debt acquisition costs	3,531	—	—	—	3,531
Change in value of financial instruments	—	(1,104)	—	—	(1,104)
Equity in (earnings) loss of investees	(51,235)	(4,040)	—	55,275	—
Stock-based compensation charges	—	686	—	—	686
Postretirement healthcare benefits	—	53	—	—	53
Pension expense in excess of (less than) funding	—	(914)	—	—	(914)
Other long-term liabilities	—	(112)	—	—	(112)
Deferred income taxes	—	21,429	—	—	21,429
Changes in working capital					—
Accounts receivable	654	(2,374)	(3,694)	—	(5,414)
Intercompany accounts receivable/payable	(894)	(114)	1,008	—	—
Inventories	—	(29,667)	418	—	(29,249)
Other current assets	(386)	2,234	212	—	2,060
Accounts payable	—	11,988	(239)	—	11,749
Accrued trade marketing expense	—	40	901	—	941
Accrued liabilities	8,125	(17,593)	(1,626)	—	(11,094)

Net cash (used in) provided by operating activities	(58,699)	67,398	1,031	—	9,730

Cash flows from investing activities
Capital expenditures	—	(18,804)	(1)	—	(18,805)

Net cash used in investing activities	—	(18,804)	(1)	—	(18,805)

Cash flows from financing activities
Repayment of capital lease obligations	—	(177)	—	—	(177)
Equity contribution	124	—	—	—	124
Reduction of equity contributions	(471)	—	—	—	(471)
Debt acquisition costs	(704)	—	—	—	(704)
Proceeds from short-term borrowings	71,000	324	—	—	71,324
Repayments of short-term borrowings	(5,000)	(1,466)	—	—	(6,466)
Repayments of long term obligations	(6,250)	—	—	—	(6,250)

Net cash provided by (used in) financing activities	58,699	(1,319)	—	—	57,380

Effect of exchange rate changes on cash	—	—	(34)	—	(34)
Net change in cash and cash equivalents	—	47,275	996	—	48,271
Cash and cash equivalents - beginning of period	—	5,297	702	—	5,999

Cash and cash equivalents - end of period	$—	$52,572	$1,698	$—	54,270

Supplemental disclosures of cash flow information:
Interest paid	$99,729	$289	$—	$—	$100,018
Interest received	—	217	36	—	253
Income taxes paid	—	273	3,061	—	3,334

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Cash Flows

For the six months ended September 30, 2007

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net (loss) earnings from operations	$(69,846)	$(20,790)	$2,294	$18,496	$(69,846)
Non-cash charges (credits) to net (loss) earnings
Depreciation and amortization	—	29,911	19	—	29,930
Amortization of debt acquisition costs	6,575	—	—	—	6,575
Change in value of financial instruments	—	1,141	—	—	1,141
Equity in loss (earnings) of investees	20,790	(2,294)	—	(18,496)	—
Stock-based compensation charges	—	403	—	—	403
Postretirement healthcare benefits	—	833	—	—	833
Pension expense in excess of (less than) funding	—	141	—	—	141
Other long-term liabilities	—	(146)	—	—	(146)
Deferred income taxes	—	15,210	—	—	15,210
Changes in working capital, net of acquisitions	—	—	—	—	—
Accounts receivable	(981)	8,052	(3,917)	—	3,154
Intercompany accounts receivable/payable	25,944	(29,994)	4,050	—	—
Inventories	—	(10,950)	(2,372)	—	(13,322)
Other current assets	(833)	268	550	—	(15)
Accounts payable	—	8,783	(1,172)	—	7,611
Accrued trade marketing expense	—	(13,145)	832	—	(12,313)
Accrued liabilities	28,426	(15,105)	239	—	13,560

Net cash (used in) provided by operating activities	10,075	(27,682)	523	—	(17,084)

Cash flows from investing activities
Payments for business acquisitions, net of cash acquired	(1,325,980)	5,887	813	—	(1,319,280)
Capital expenditures	—	(12,529)	(15)	—	(12,544)
Sale of plant assets	—	2,200	—	—	2,200

Net cash (used in) provided by investing activities	(1,325,980)	(4,442)	798	—	(1,329,624)

Cash flows from financing activities
Change in bank overdrafts	—	12,833	—	—	12,833
Repayment of capital lease obligations	—	(168)	—	—	(168)
Equity contributions	420,664	—	—	—	420,664
Reduction of equity contributions	(391)	—	—	—	(391)
Debt acquisition costs	(39,752)	—	—	—	(39,752)
Proceeds from bank term loan	1,250,000	—	—	—	1,250,000
Proceeds from bond issuances	575,000	—	—	—	575,000
Proceeds from notes payable borrowing	12,500	2,102	—	—	14,602
Repayments of notes payable	(10,000)	(1,568)	—	—	(11,568)
Intercompany loans	(888,991)	888,991	—	—	—
Repayments of Successor’s long term obligations	(3,125)	—	—	—	(3,125)
Repayments of Predecessor’s long term obligations	—	(870,042)	—	—	(870,042)

Net cash provided by financing activities	1,315,905	32,148	—	—	1,348,053

Effect of exchange rate changes on cash	—	—	132	—	132
Net change in cash and cash equivalents	—	24	1,453	—	1,477
Cash and cash equivalents - beginning of period	—	—	—	—	—

Cash and cash equivalents - end of period	$—	$24	$1,453	$—	$1,477

Supplemental disclosures of cash flow information:
Interest paid	$49,857	$2,417			$52,274
Interest received		754	37		791
Income taxes paid		22	9		31
Non-cash financing activity:
Equity contribution	4,013				4,013

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidating Statement of Cash Flows - Predecessor

January 1, 2007 to April 2, 2007

	Pinnacle Foods Group Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net loss	$(66,649)	$(6,018)	$(254)	$6,272	$(66,649)
Non-cash charges (credits) to net loss
Depreciation and amortization	6,401	3,749	13	—	10,163
Amortization of debt acquisition costs	26,049	—	—	—	26,049
Amortization of bond premium	(5,360)	—	—	—	(5,360)
Change in value of financial instruments	1,247	—	—	—	1,247
Stock-based compensation charges	8,778	—	—	—	8,778
Equity in (earnings) loss of investees	6,018	254	—	(6,272)	—
Postretirement healthcare benefits	366	(72)	—	—	294
Pension expense in excess of (less than) funding	125	235	—	—	360
Other long-term liabilities	2,375	89	—	—	2,464
Deferred income taxes	5,573	726	—	—	6,299
Changes in working capital
Accounts receivable	(9,951)	(8,049)	(339)	—	(18,339)
Intercompany accounts receivable/payable	19,760	(22,723)	2,963	—	—
Inventories	7,237	13,573	(765)	—	20,045
Other current assets	759	(622)	(277)	—	(140)
Accounts payable	5,734	7,694	858	—	14,286
Accrued trade marketing expense	(540)	3,835	(541)	—	2,754
Accrued liabilities	42,880	10,475	78	—	53,433

Net cash provided by operating activities	50,802	3,146	1,736	—	55,684

Cash flows from investing activities
Capital expenditures	(2,846)	(2,165)	(16)	—	(5,027)

Net cash used in investing activities	(2,846)	(2,165)	(16)	—	(5,027)

Cash flows from financing activities
Change in bank overdrafts	—	—	(908)	—	(908)
Repayment of capital lease obligations	(10)	(45)	—	—	(55)
Equity contributions	26	—	—	—	26
Repayments of notes payable	—	(210)	—	—	(210)
Repayments of long term obligations	(45,146)	—	—	—	(45,146)

Net cash used in financing activities	(45,130)	(255)	(908)	—	(46,293)

Effect of exchange rate changes on cash	—	—	—	—	—
Net change in cash and cash equivalents	2,826	726	812	—	4,364
Cash and cash equivalents - beginning of period	2	12,335	—	—	12,337

Cash and cash equivalents - end of period	$2,828	$13,061	$812	$—	$16,701

Supplemental disclosures of cash flow information:
Interest paid	$9,123	$12	$—	$—	$9,135
Interest received	—	472	14	—	486
Income taxes (refunded)/paid	—	(119)	222	—	103
Non-cash investing activity:
Capital leases	—	(1,129)	—	—	(1,129)

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions, except where noted)

The following discussion and analysis of our results of operations and financial condition covers periods prior to the consummation of the Blackstone Transaction and periods subsequent to the consummation of the Blackstone Transaction. The discussion and analysis of historical periods prior to the consummation of the Blackstone Transaction does not reflect the significant impact that the Blackstone Transaction has had on us, including significantly increased leverage and liquidity requirements, new costs, as well as cost savings initiatives (and related costs) being implemented in connection with the Blackstone Transaction. You should read the following discussion of our results of operations and financial condition together with the “Selected Financial Data” and the audited consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 30, 2007. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Item 1A: Risk Factors” section of our annual report on Form 10-K for the year ended December 30, 2007. Actual results may differ materially from those contained in any forward-looking statements.

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

Overview

We are a leading producer, marketer and distributor of high quality, branded food products, the results of which are managed and reported in two operating segments: dry foods and frozen foods. The dry foods segment consists of the following product lines (brands): baking (Duncan Hines®), condiments (Vlasic®, Open Pit®), syrup (Mrs. Butterworth’s® and Log Cabin®) and canned meat (Armour®). The frozen foods segment consists of the following product lines (brands): frozen dinners (Hungry-Man®, Swanson®), frozen prepared seafood (Mrs. Paul’s® , Van de Kamp’s®), frozen breakfast (Aunt Jemima®), bagels (Lender’s®), and frozen pizza (Celeste®).

Business Drivers and Measures

In operating our business and monitoring its performance, we pay attention to trends in the food manufacturing industry and a number of performance measures and operational factors. This discussion includes forward-looking statements that are based on our current expectations.

Industry Factors

Our industry is characterized by the following general trends:

•

Industry Growth. Growth in our industry is driven primarily by population and modest product sale price increases; however, price increases have accelerated in 2008 to offset increased commodity costs. Incremental growth is principally driven by product, packaging and process innovation.

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

•

Freight and distribution. We use a combination of common carriers and inter-modal rail to transport our products from our manufacturing facilities to distribution centers and to deliver products to retailers from those centers. Our freight and distribution costs are influenced by fuel costs, which increased significantly in the first nine months of 2008.

•

Advertising and other marketing expenses. We record expenses related to advertising and other consumer and trade-oriented marketing programs under “Marketing and selling expenses” in our consolidated financial statements. Our consumer advertising and marketing expenses increased significantly in 2007 compared to 2006 as we implemented our strategy of slowly shifting a portion of trade support spending to consumer advertising and marketing. This strategy continued in 2008.

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

The discussion below for the nine months ended September 30, 2007 is based on the combination of the Predecessor’s consolidated financial results for the period from January 1, 2007 to April 2, 2007 and the Successor’s consolidated financial results for the period from April 2, 2007 to September 30, 2007. These combinations represent what we believe is the most meaningful basis for comparison of the current year with the corresponding period of the prior year, although the combination is not in accordance with GAAP. We believe that this is the most meaningful basis for comparison because the customer base, products, manufacturing facilities and types of marketing programs were the same under the Predecessor as they are under Successor.

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

The following table reconciles shipments to net sales for the total company, the dry foods segment and the frozen foods segment for the three and nine months ended September 28, 2008 and the three and nine months ended September 30, 2007.

	Total		Dry Foods		Frozen Foods
	Three months Ended September 28, 2008	Three months Ended September 30, 2007	Three months Ended September 28, 2008	Three months Ended September 30, 2007	Three months Ended September 28, 2008	Three months Ended September 30, 2007
Shipments	$495.7	$458.8	$285.4	$255.9	$210.3	$202.9
Less: Aggregate trade marketing and consumer coupon redemption expenses	104.9	101.2	54.2	54.4	50.7	46.8
Less: Slotting expense	1.6	4.8	1.6	5.2	—	(0.4)

Net sales	$389.2	$352.8	$229.6	$196.3	$159.6	$156.5

	Total		Dry Foods		Frozen Foods
	Nine months Ended September 28, 2008	Nine months Ended September 30, 2007	Nine months Ended September 28, 2008	Nine months Ended September 30, 2007	Nine months Ended September 28, 2008	Nine months Ended September 30, 2007
Shipments	$1,487.0	$1,460.9	$831.0	$795.9	$656.0	$665.0
Less: Aggregate trade marketing and consumer coupon redemption expenses	335.2	347.3	166.6	175.4	168.6	171.9
Less: Slotting expense	10.3	18.3	3.0	6.8	7.3	11.5

Net sales	$1,141.5	$1,095.3	$661.4	$613.7	$480.1	$481.6

Consolidated statements of operations

The following tables set forth statement of operations data expressed in dollars and as a percentage of net sales.

	Three months ended				Nine months ended
	September 28, 2008		September 30, 2007		September 28, 2008		September 30, 2007
Net sales	$389.2	100.0%	$352.8	100.0%	$1,141.5	100.0%	$1,095.3	100.0%
Cost of products sold	304.0	78.1%	273.9	77.6%	893.8	78.3%	882.4	80.6%

Gross profit	85.2	21.9%	78.9	22.4%	247.7	21.7%	212.9	19.4%
Operating expenses:
Marketing and selling expenses	22.2	5.7%	26.0	7.4%	88.1	7.7%	94.5	8.6%
Administrative expenses	12.4	3.2%	12.0	3.4%	36.8	3.2%	43.8	4.0%
Research and development expenses	0.8	0.2%	1.0	0.3%	2.6	0.2%	3.4	0.3%
Other expense (income), net	4.8	1.2%	9.3	2.6%	4.4	0.4%	62.3	5.7%

Total operating expenses	$40.2	10.3%	$48.3	13.7%	$131.9	11.6%	$204.0	18.6%

Earnings before interest and taxes	$45.0	11.6%	$30.6	8.7%	$115.8	10.1%	$8.9	0.8%

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net sales
Dry foods	$229.6	$196.3	$661.4	$613.7
Frozen foods	159.6	156.5	480.1	481.6

Total	$389.2	$352.8	$1,141.5	$1,095.3

Earnings before interest and taxes
Dry foods	$35.6	$26.6	$95.5	$62.2
Frozen foods	12.7	7.8	20.3	10.2
Unallocated corporate expenses	(3.3)	(3.8)	—	(63.5)

Total	$45.0	$30.6	$115.8	$8.9

Depreciation and amortization
Dry foods	$7.4	$8.7	$21.9	$20.1
Frozen foods	8.7	11.5	23.7	20.0

Total	$16.1	$20.2	$45.6	$40.1

Three months ended September 28, 2008 compared to three months ended September 30, 2007

Net sales. Shipments in the three months ended September 28, 2008 were $495.7 million, an increase of $36.9 million, compared to shipments in the three months ended September 30, 2007 of $458.8 million. The $36.9 million increase in shipments is inclusive of a 4.7% weighted average selling price increase. Net sales in the three months ended September 28, 2008 were $389.2 million, an increase of $36.4 million, compared to net sales in the three months ended September 30, 2007 of $352.8 million. The increase in net sales was the result of an increase in shipments of $36.9 million, offset by a $0.5 million increase in aggregate trade marketing and consumer coupon redemption expenses and slotting expenses. The 4.7% weighted average selling price increase combined with the lower rate of trade marketing and consumer coupon redemption expenses and slotting expenses results in an effective 7.0% weighted average net selling price increase.

Dry foods: Shipments in the three months ended September 28, 2008 were $285.4 million, an increase of $29.5 million. The increase was due to increases in sales by our Armour, Vlasic, and private label businesses. The $29.5 million increase in shipments includes a 3.8% weighted average selling price increase. Aggregate trade marketing and consumer coupon redemption expenses decreased $3.8 million. As a result, dry foods net sales increased $33.3 million or 17.0%, for the three months ended September 28, 2008. The 3.8% weighted average selling price increase combined with the lower rate of trade marketing and consumer coupon redemption expenses and slotting expenses results in an effective 9.3% weighted average net selling price increase.

Frozen foods Shipments in the three months ended September 28, 2008 were $210.3 million, an increase of $7.4 million. The $7.4 million increase in shipments is inclusive of a 5.7% weighted average selling price increase. The change was mainly driven by increases in sales by our Canada, Hawaiian bowls, and foodservice businesses. Aggregate trade and consumer coupon redemption expenses increased $4.3 million in the three months ended September 28, 2008. As a result, frozen foods net sales increased $3.1 million or 2.0%, for the three months ended September 28, 2008. The 5.7% weighted average selling price increase combined with the higher rate of trade marketing and consumer coupon redemption expenses and slotting expenses results in an effective 4.0% weighted average net selling price increase.

Gross profit. Gross profit was $85.2 million, or 21.9% of net sales in the three months ended September 28, 2008, versus gross profit of $78.9 million, or 22.4% of net sales in the three months ended September 30, 2007. Included in the gross profit for the three months ended September 30, 2007 was a charge of $4.3 million related to post-acquisition sales of inventories written up to fair value at the date of the Blackstone Transaction. The gross profit for the three months ended September 28, 2008 was $85.2 million, or 21.9% of net sales, a 1.7% percentage point decline versus the balance of the gross profit (excluding the aforementioned charge) for the three months ending September 30, 2007 of $83.2 million, or 23.6% of net sales. The principal driver of the decreased gross profit as a percent of net sales rate was higher raw material commodity costs (principally wheat, corn, and edible oils, and to a lesser extent, proteins), in excess of selling price increases, which reduced gross margin by 3.9 percentage points. Somewhat offsetting this 3.9 percentage point decrease was reduced aggregate trade marketing (including slotting) and consumer coupon redemption expenses that are classified as reductions to net sales. The change in these costs accounted for 1.6 percentage points of higher gross profit in 2008. Additionally, reduced freight and distribution expenses accounted for a 0.6 percentage point improvement.

Marketing and selling expenses. Marketing and selling expenses were $22.2 million, or 5.7% of net sales, in the three months ended September 28, 2008 compared to $26.0 million, or 7.4% of net sales, in the three months ended September 30, 2007. The decrease was principally due to lower advertising expense of $2.8 million, primarily on our Vlasic, Armour, and Duncan Hines businesses.

Administrative expenses. Administrative expenses were $12.4 million, or 3.2% of net sales, in the three months ended September 28, 2008 compared to $12.0 million, or 3.4% of net sales, in the three months ended September 30, 2007. The change was principally related to additional headcount to build capability, partially offset by lower management bonus accruals for the three months ended September 28, 2008.

Research and development expenses. Research and development expenses were $0.8 million, or 0.2% of net sales, in the three months ended September 28, 2008 compared with $1.0 million, or 0.3% of net sales, in the three months ended September 30, 2007.

Other expense (income), net. The following table shows other expense (income), net:

	Three Months Ended
In Thousands	September 28, 2008	September 30, 2007
Other expense (income), net consists of:
Amortization of intangibles/other assets	$4,795	$9,397
Royalty expense (income), net and other	—	(45)

Total other expense (income), net	$4,795	$9,352

Amortization was $4.8 million in the three months ended September 28, 2008 as compared to $9.4 million in the three months ended September 30, 2007. The 2007 expense includes additional amortization related to adjustments in the intangible assets in the purchase price allocation of the Blackstone Transaction.

Earnings before interest and taxes Earnings before interest and taxes (EBIT) increased $14.4 million to $45.0 million in the three months ended September 28, 2008 from $30.6 million in EBIT in the three months ended September 30, 2007. This increase in EBIT resulted from a $0.6 million decrease in unallocated corporate expenses, a $8.9 million increase in dry foods EBIT, and an $4.9 million increase in frozen foods EBIT.

Dry foods: Dry foods EBIT increased $8.9 million in the three months ended September 28, 2008, to $35.6 million from $26.6 million in the three months ended September 30, 2007. The three months ended September 30, 2007 included a $1.8 million charge related to post-acquisition sales of inventories written up to fair value at the date of the Blackstone Transaction. The balance of the dry foods EBIT increased $7.1 million and was principally driven by a 17.0% increase in net sales, which includes a $9.8 million impact of selling price increases on some of our products, offset somewhat by commodity cost increases impacting cost of products sold.

Frozen foods: Frozen foods EBIT increased by $4.9 million in the three months ended September 28, 2008, to $12.7 million from $7.8 million in the three months ended September 30, 2007. The three months ended September 30, 2007 included a $2.4 million charge related to post-acquisition sales of inventories written up to fair value at the date of the Blackstone Transaction. The balance of the frozen foods EBIT increased $2.5 million and was principally driven by a 2.0% increase in net sales, which includes an $11.6 million impact of selling price increases on some of our products, offset somewhat by commodity cost increases impacting cost of products sold.

Interest expense, net. Interest expense, net was $35.8 million in the three months ended September 28, 2008, compared to $39.9 million in the three months ended September 30, 2007. Included in the interest expense, net, amount was $4.6 million and ($1.0) million for the three months ended September 28, 2008 and the three months ended September 30, 2007, respectively, recorded from (gains) and losses on interest rate swap agreements. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements are recorded as adjustments to interest expense. The decrease in interest expense, net, of $4.0 million was the result of $0.2 million attributed to lower average bank debt levels, $2.7 million attributed to lower interest rates on our bank borrowings, and $1.4 million attributed to lower bond debt levels, partially offset by $0.3 million in lower interest income.

Our interest swap agreements that we entered into during 2007 are designated as hedges under SFAS No. 133, and included in Other Comprehensive Income in the three months ended September 28, 2008 was a $1.0 million gain resulting from the mark-to-market of these swaps.

Provision for income taxes. The effective tax rate was 84.5% in the three months ended September 28, 2008, compared to (131.7%) in the three months ended September 30, 2007. We maintain a full valuation allowance against net deferred tax assets excluding indefinite-lived intangible assets, and the effective rate difference is primarily due to the change in the valuation allowance for the three-month period. Deferred tax liabilities are recognized for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets.

Under Internal Revenue Code Section 382, the Predecessor is a loss corporation. Section 382 of the Code places limitations on our ability to use Aurora’s net operating loss carry-forward to offset our income. The annual net operating loss limitation is approximately $15 to $18 million subject to other rules and restrictions.

Nine months ended September 28, 2008 compared to nine months ended September 30, 2007

Net sales. Shipments in the nine months ended September 28, 2008 were $1,487.0 million, an increase of $26.1 million, compared to shipments in the nine months ended September 30, 2007 of $1,460.9 million. The $26.1 million increase in shipments includes a 3.4% weighted average selling price increase. Net sales in the nine months ended September 28, 2008 were $1,141.5 million, an increase of $46.2 million, compared to net sales in the nine months ended September 30, 2007 of $1,095.3 million. The increase in net sales was the result of an increase in shipments of $26.1 million and a $20.1 million decrease in aggregate trade marketing and consumer coupon redemption expenses and slotting expenses. The 3.4% weighted average selling price increase combined with the lower rate of trade marketing and consumer coupon redemption expenses and slotting expenses results in an effective 5.8% weighted average net selling price increase.

Dry foods: Shipments in the nine months ended September 28, 2008 were $831.0 million, an increase of $35.1 million. The $35.1 million increase in shipments includes a 3.0% weighted average selling price increase. The increase was due to increases in sales by our private label, syrups, and Armour businesses. Aggregate trade marketing and consumer coupon redemption expenses decreased $12.6 million. As a result, dry foods net sales increased $47.7 million, or 7.8%, for the nine months ended September 28, 2008. The 3.0% weighted average selling price increase combined with the lower rate of trade marketing and consumer coupon redemption expenses and slotting expenses resulted in an effective 6.4% weighted average net selling price increase.

Frozen foods: Shipments in the nine months ended September 28, 2008 were $656.0 million, a decrease of $9.0 million. The $9.0 million decrease in shipments is net of a 3.9% weighted average selling price increase. The change was mainly driven by declines in sales by our Seafood and Hungry-Man businesses. Aggregate trade and consumer coupon redemption expenses decreased $7.5 million in the nine months ended September 28, 2008. As a result, frozen foods net sales decreased $1.5 million, again principally resulting from the Seafood and Hungry-Man businesses. The 3.9% weighted average selling price increase combined with the lower rate of trade marketing and consumer coupon redemption expenses and slotting expenses resulted in an effective 4.9% weighted average net selling price increase.

Gross profit. Gross profit was $247.7 million, or 21.7% of net sales in the nine months ended September 28, 2008, versus gross profit of $212.9 million, or 19.4% of net sales in the nine months ended September 30, 2007. Included in the gross profit for the nine months ended September 30, 2007 was a charge of $40.2 million related to post-acquisition sales of inventories written up to fair value at the date of the Blackstone Transaction and $1.2 million of stock compensation expense also related to the Blackstone Transaction. The gross profit for the nine months ending September 28, 2008 was $247.7 million, or 21.7% of net sales, a 1.5% percentage point decline versus the balance of the gross profit (excluding the aforementioned charges) for the nine months ending September 30, 2007 of $254.3 million, or 23.2% of net sales. The principal driver of the decreased gross profit as a percent of net sales was higher raw material commodity costs (principally wheat, corn, edible oils, and to a lesser extent, proteins), in excess of selling price increases, which reduced gross margin by 3.9 percentage points. Somewhat offsetting this 3.9 percentage point decrease was reduced aggregate trade marketing (including slotting) and consumer coupon redemption expenses that are classified as reductions to net sales. The change in these costs accounted for 1.9 percentage points of higher gross profit in 2008. Additionally, reduced freight and distribution expenses accounted for a 0.5 percentage point improvement.

Marketing and selling expenses. Marketing and selling expenses were $88.1 million, or 7.7% of net sales, in the nine months ended September 28, 2008 compared to $94.5 million, or 8.6% of net sales, in the nine months ended September 30, 2007. Included in the expenses for the nine months ended September 30, 2007 was $2.9 million of stock compensation expense related to the acceleration of the vesting in the Predecessor’s stock options as a result of the Blackstone Transaction. The remaining change was due to lower advertising expense of $2.7 million, primarily in our seafood business, and decreased selling overhead expense.

Administrative expenses. Administrative expenses were $36.8 million, or 3.2% of net sales, in the nine months ended September 28, 2008 compared to $43.8 million, or 4.0% of net sales, in the nine months ended September 30, 2007. Included in the expenses for the nine months ended September 30, 2007 was $3.9 million of stock compensation expense related to the acceleration of the vesting in the Predecessor’s stock options as a result of the Blackstone Transaction. The balance of the decrease was principally related to lower management bonus accruals and the elimination of certain expenses of the former Chairman, partially offset by additional headcount to build capability.

Research and development expenses. Research and development expenses were $2.6 million, or 0.2% of net sales, in the nine months ended September 28, 2008 compared with $3.4 million, or 0.3% of net sales, in the nine months ended September 30, 2007. Included in the expenses for the three months ended September 30, 2007 was $0.3 million of stock compensation expense related to the acceleration of the vesting in the Predecessor’s stock options as a result of the Blackstone Transaction.

Other expense (income), net. The following table shows other expense (income), net:

	Nine Months Ended
In Thousands	September 28, 2008	September 30, 2007
Other expense (income), net consists of:
Restructuring and impairment charges	$—	$59
Gain on litigation settlement	(9,988)	—
Amortization of intangibles/other assets	14,387	13,219
Merger related costs	—	49,129
Royalty expense (income), net and other	7	(113)

Total other expense (income), net	$4,406	$62,294

In the nine months ended September 28, 2008, we recorded the impact of the final settlement of litigation related to excess leverage fees incurred by Aurora under its credit agreement prior to its acquisition by us in 2004, resulting in a reduction of the accrued liability and a gain on litigation settlement of $10.0 million. Included in the expense for the nine months ended September 30, 2007 was $49.1 million of merger costs related to the Blackstone Transaction (see Note 5 to the Consolidated Financial Statements). These costs included $35.5 million related to the cash tender offer for the Predecessor’s 8.25% Senior Subordinated Notes, $12.9 million related to the termination of certain of the Predecessor’s contracts, and $0.7 million related to payroll taxes. Amortization was $14.4 million in the nine months ended September 28, 2008 as compared to $13.2 million in the nine months ended September 30, 2007. The 2008 expense includes additional amortization related to the increase in value of the definite-lived intangible assets as a result of the purchase price allocation of the Blackstone Transaction.

Earnings before interest and taxes. Earnings before interest and taxes (EBIT) increased $106.9 million to $115.8 million in the nine months ended September 28, 2008 from $8.9 million in EBIT in the nine months ended September 30, 2007. For the nine months ended September 28, 2008, the unallocated corporate expenses include the $10.0 million gain on litigation settlement described in other expense (income) above. Included in the nine months ended September 30, 2007 is $8.4 million of stock compensation expense and $49.1 million of merger costs (see Note 5 to the Consolidated Financial Statements), both related to the Blackstone Transaction. The merger costs of $49.1 million are included in unallocated corporate expenses. Also included in the nine months ended September 30, 2007, are costs of products sold related to the post-acquisition sales of inventories written up to fair value at the date of the Blackstone Transaction of $40.2 million. This increase in EBIT resulted from a $63.6 million decrease in unallocated corporate expenses, a $33.2 million increase in dry foods EBIT, and a $10.1 million increase in frozen foods EBIT.

Dry foods: Dry foods EBIT increased $33.2 million in the nine months ended September 28, 2008, to $95.5 million from $62.2 million in the nine months ended September 30, 2007. The nine months ended September 30, 2007 included a $28.5 million charge related to post-acquisition sales of inventories written up to fair value at the date of the Blackstone Transaction and $5.0 million of stock compensation expense also related to the Blackstone Transaction. The balance of the dry foods EBIT decreased $0.3 million and was principally driven by commodity cost increases impacting cost of products sold, offset somewhat by a 7.8% increase in net sales, which includes a $24.0 million impact of selling price increases on some of our products.

Frozen foods: Frozen foods EBIT increased by $10.1 million in the nine months ended September 28, 2008, to $20.3 million from $10.2 million in the nine months ended September 30, 2007. The nine months ended September 30, 2007 included a $11.7 million charge related to post-acquisition sales of inventories written up to fair value at the date of the Blackstone Transaction and $3.3 million of stock compensation expense also related to the Blackstone Transaction. The balance of the frozen foods EBIT decreased $4.9 million and was principally driven by commodity cost increases and a $1.5 million decline in net sales, which includes a $25.7 million impact of selling price increases on some of our products. Somewhat offsetting these declines was the impact of lower slotting and coupon expense, both of which are recorded as reductions from net sales, and lower advertising expense, principally in the seafood business.

Interest expense, net. Interest expense, net was $110.7 million in the nine months ended September 28, 2008, compared to $122.3 million in the nine months ended September 30, 2007. Included in the interest expense, net, amount was $9.9 million and ($1.5) million for the nine months ended September 28, 2008 and the nine months ended September 30, 2007 respectively, recorded from (gains) and losses on interest rate swap agreements. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements are recorded as an adjustment to interest expense. The decrease in interest expense, net, is driven by a charge of $24.1 million in the nine months ended September 30, 2007 for the unamortized portion of the deferred financing costs, partially offset by a credit of $5.2 million for the unamortized portion of the original issue premium, both related to the redemption of the Predecessor’s debt. The remaining $7.3 million increase in interest expense, net, was the result of $13.7 million attributed to higher average bank debt levels, $2.3 million attributed to higher bond debt levels and interest rates ($0.2 million due to higher levels and $2.1 million due to higher rates), $1.0 million in lower interest income, and $0.6 million of other items, partially offset by $5.3 million attributed to lower interest rates on our bank borrowings and $5.0 million of lower amortization of debt issue costs resulting principally from the amortization in the second quarter of 2007 of the Blackstone Transaction bridge financing costs.

Our interest swap agreements that we entered into during 2007 are designated as hedges under SFAS No. 133, and included in Other Comprehensive Income in the nine months ended September 28, 2008 was a $3.4 million gain resulting from the mark-to-market of these swaps

Provision for income taxes. The effective tax rate was 464.0% in the nine months ended September 28, 2008, compared to (20.3%) in the nine months ended September 30, 2007. We maintain a full valuation allowance against net deferred tax assets excluding indefinite lived intangible assets, and the effective rate difference is primarily due to the change in the valuation allowance for the nine-month period. Deferred tax liabilities are recognized for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

Historical

Overview. Our cash flows are very seasonal. Typically we are a net user of cash in the third quarter of the calendar year (i.e., the quarter ending in September) and a net generator of cash over the balance of the year.

Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures and debt service. Capital expenditures are expected to be approximately $34-$35 million in 2008. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our Revolving Credit Facility.

Statements of cash flows for the nine months ended September 28, 2008 compared to September 30, 2007

Net cash provided by operating activities was $9.7 million for the nine months ended September 28, 2008. Net cash provided by operating activities during the nine months ended September 28, 2008 was the result of net earnings excluding non-cash charges of $40.7 million and an increase in working capital of $31.0 million. The increase in working capital was primarily the result of a $29.2 million increase in inventories that was due to the seasonal build during the third quarter and a $11.0 million decline in accrued liabilities (a result of the legal settlement with R2 Top Hat, Ltd., the payment of the 2007 performance bonus and an increase in accrued interest), partially offset by a $11.7 million increase in accounts payable consistent with seasonal trends. All other working capital accounts used $2.5 million in cash.

Net cash used in operating activities for the Successor was $17.1 million the period from April 2, 2007 to September 30, 2007, which was the result of net loss excluding non-cash charges of $15.8 million and an increase in working capital of $1.3 million. The increase in working capital and the net loss excluding non-cash charges were both impacted by a $40.2 million charge related to the write up of inventories to the fair value at the date of the Blackstone Transaction. Including the write up of inventories, total inventories increased by $53.5 million, which is due to the seasonal build in our pickle and baking businesses. Also benefiting working capital are typical seasonal increases to accounts payable ($7.6 million) as well as accrued liabilities ($13.6 million). The increase in accrued liabilities is primarily driven by the increase in accrued interest expense on our Senior Notes or Senior Subordinated Notes, which is paid on October 1, 2007. Offsetting the increases in accounts payable and accrued liabilities is a reduction in accrued trade marketing expense ($12.3 million), which is a result of seasonally lower sales and lower trade spending rates.

Net cash provided by operating activities for the Predecessor was $55.7 million for the period from January 1, 2007 to April 2, 2007, which was the result of net loss excluding non-cash charges of $16.4 million and a decrease in working capital of $72.1 million. The decrease in working capital was primarily the result of (a) a $53.5 million increase in accrued liabilities, mostly as a result of the accrual of $49.1 million of merger expenses related to the Blackstone Transaction, (b) a $20.0 million decrease in inventories that was due to the sell-down of the seasonal build from December 2006 and (c) a $14.3 million increase in accounts payable. The increase in accounts payable at the end of the period primarily related to the normal seasonal slowdown at our production facilities in December 2006 as well as optimizing our freight payment system. The increase in accrued liabilities and accounts payable and the decrease in inventories were offset by an $18.3 million increase in accounts receivable that relates to higher sales as well as the timing of when those sales occurred. The aging of accounts receivable has remained unchanged from December. All other working capital accounts generated $2.6 million of cash, primarily the result of higher accrued trade marketing.

Net cash used in investing activities was $18.8 million for the nine months ended September 28, 2008, which related entirely to capital expenditures. Net cash used in investing activities for the nine months ended September 30, 2007 totaled $1,334.7 million and included $1,319.3 million for the Blackstone Transaction as well as $17.6 million for capital expenditures ($5.0 million for the Predecessor and $12.6 million for the Successor). Additionally, the Successor received $2.2 million from the sale of the Omaha, Nebraska facility.

Net cash provided by financing activities was $57.4 million during the nine months ended September 28, 2008 and primarily related to $64.9 million of net short-term borrowings. Offsetting the short-term borrowings was $6.3 million in repayments of the term loan and $0.7 million in debt acquisition costs. Net cash provided by financing activities was $1,301.7 million for the nine months ended September 30, 2007. This primarily related to the borrowings for the Blackstone Transaction, which were $1,250.0 million under the term loan under the Senior Secured Credit Facilities and $575.0 million for the Senior and Senior Subordinated Notes, as well as the $420.3 million in net equity contributions. These funds were offset by repayments of the Predecessor’s long-term debt totaling $915.2 million and Successor’s debt acquisition costs of $39.8 million.

Debt

As part of the Blackstone Transaction as described in Note 1, Peak Finance LLC entered into a $1,375.0 million credit agreement (the “Senior Secured Credit Facility”) in the form of (i) Term Loans in an initial aggregate amount of $1,250.0 million and (ii) Revolving Credit Commitments in the initial aggregate amount of $125.0 million (the “Revolving Credit Facility”). The term loan matures April 2, 2014. The Revolving Credit Facility matures April 2, 2013. Borrowings outstanding under the Revolving Credit Facility as of September 28, 2008 totaled $66.0 million. There were no borrowings outstanding under the Revolving Credit Facility as of December 30, 2007. Peak Finance LLC merged with and into PFF on April 2, 2007 at the closing of the Blackstone Transaction.

As discussed in Note 2 to the Consolidated Financial Statements, Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings, has a total commitment within the Revolving Credit facility of $15.0 million and is currently not funding its portion. We have no assurances that LCPI will participate in any future funding requests under the revolving credit facility. While we are exploring options to replace Lehman’s commitment within the facility, we cannot guarantee that we will be able to obtain such replacement loan commitments from other banks. However, based upon management’s projection of cash flows, we believe that we have sufficient liquidity to conduct our normal operations and do not believe that the potential reduction in available capacity under this revolving credit facility will have a material impact on our short-term or long-term liquidity.

The amount of the term loan that was owed to affiliates of the Blackstone Group as of September 28, 2008 and December 30, 2007, was $34.7 and $29.8 million, respectively.

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

The applicable margins with respect to our Senior Secured Credit Facility vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on the Company’s leverage ratio as defined in the credit agreement. The applicable margins with respect to the Senior Secured Credit Facility are currently:

Applicable Rate (per annum)
Eurocurrency Rate for Revolving Loans and Letter of Credit Fees	Base Rate for Revolving Loans	Commitment Fees Rate	Eurocurrency Rate for Term Loans	Base Rate for Term Loans
2.75%	1.75%	0.50%	2.75%	1.75%

The obligations under the Credit Agreement are unconditionally and irrevocably guaranteed by each of our direct or indirect domestic subsidiaries (collectively, the “Guarantors”). In addition, the credit agreement is collateralized by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, each of our direct or indirect domestic subsidiaries and 65% of the capital stock of, or other equity interests in, each of our direct foreign subsidiaries, or any of our domestic subsidiaries and (ii) certain of our tangible and intangible assets and those of the Guarantors (subject to certain exceptions and qualifications).

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility for the Successor. For the three and nine months ended September 28, 2008, the weighted average interest rate on the term loan was 5.43% and 6.13%, respectively, for the Successor. For the three and six months ended September 30, 2007, the weighted average interest rate on the term loan was 8.11% and 8.10%, respectively, for the Successor. Borrowings under the Revolving Credit Facility amounted to $66.0 million during the third quarter of 2008. For the three and nine months ended September 28, 2008, the weighted average interest rate on the Revolving Credit Facility was 5.78% and 6.13%, respectively, for the Successor. For the three and six months ended September 30, 2007, the weighted average interest rate on the Revolving Credit Facility was 9.50%. As of September 28, 2008, the Eurodollar interest rate on the term loan facility was 5.50% for the Successor.

A commitment fee of 0.50% per annum was applied to the unused portion of the revolving credit facility for the Predecessor. For the three months ended April 1, 2007, the weighted average interest rate on the term loan was 7.36% for the Predecessor. There were no borrowings under the revolving credit facility during the first quarter of 2007.

We pay a fee for all outstanding letters of credit drawn against our Revolving Credit Facility at an annual rate equivalent to the Applicable Rate then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility agreement cannot exceed $25.0 million. As of September 28, 2008 and December 30, 2007, we had utilized $10.1 and $9.8 million, respectively of the Revolving Credit Facility for letters of credit. Of the $125.0 million Revolving Credit Facility available, we had an unused balance of $48.9 and $115.2 million available for future borrowing and letters of credit as of September 28, 2008 and December 30, 2007, respectively. The remaining amount that can be used for letters of credit as of September 28, 2008 and December 30, 2007 was $14.9 and $15.2 million, respectively. If we are unsuccessful in replacing the commitment from LCPI, the amount available for future borrowings and letters of credit as of September 28, 2008 would be $33.9 million.

The term loan matures in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the term loan outstanding as of September 28, 2008 are $6.25 million in 2008, $12.5 million in 2009, $12.5 million in 2010, $12.5 million in 2011, $12.5 million in 2012 and $1,181.25 million thereafter.

On April 2, 2007, as part of the Blackstone Transaction described in Note 1, we issued $325.0 million of 9.25% Senior Notes (the “Senior Notes”) due 2015, and $250.0 million of 10.625% Senior Subordinated Notes (the “Senior Subordinated Notes”) due 2017. The Senior Notes are general unsecured obligations of ours, subordinated in right of payment to all of our existing and future senior secured indebtedness and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee our other indebtedness. The Senior Subordinated Notes are general unsecured obligations of ours, subordinated in right of payment to all of our existing and future senior indebtedness and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee our other indebtedness. See Note 16 for Guarantor and Nonguarantor Financial Statements.

We may redeem some or all of the Senior Notes at any time prior to April 1, 2011, and some or all of the Senior Subordinated Notes at any time prior to April 1, 2012, in each case at a price equal to 100% of the principal amount of notes redeemed plus the Applicable Premium as of, and accrued and unpaid interest to, the redemption date, subject to the right of Holders of record on the relevant record date to receive interest due on the relevant interest payment date. The “Applicable Premium” is defined as the greater of (1) 1.0% of the principal amount of such note and (2) the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of such Senior Note at April 1, 2011 or Senior Subordinated Note at April 1, 2012, plus (ii) all required interest payments due on such Senior Note through April 1, 2011 or Senior Subordinated Note through April 1, 2012 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate plus 50 basis points over (b) the principal amount of such note.

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

In addition, until April 1, 2010, we may redeem up to 35% of the aggregate principal amount of Senior Notes or Senior Subordinated Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus a premium equal to the rate per annum on the Senior Notes or Senior Subordinated Notes, as the case may be, plus accrued and unpaid interest and Additional Interest, if any, to the redemption date, subject to the right of holders of Senior Notes or Senior Subordinated Notes of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds received by us from one or more equity offerings; provided that (i) at least 50% of the aggregate principal amount of Senior Notes or Senior Subordinated Notes, as the case may be, originally issued under the applicable indenture remains outstanding immediately after the occurrence of each such redemption and (ii) each such redemption occurs within 90 days of the date of closing of each such equity offering.

In December 2007, we repurchased $51.0 million in aggregate principal amount of the 10.625% Senior Subordinated Notes at a discount price of $44.2 million. We currently have outstanding $199.0 million in aggregate principal amount of Senior Subordinated Notes.

As market conditions warrant, we and our subsidiaries, affiliates or significant shareholders (including The Blackstone Group L.P. and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

As discussed in Note 2 to the Consolidated Financial Statements, Lehman Commercial Paper, Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings, Inc. filed for Chapter 11 bankruptcy protection. Under our revolving credit facility commitment of $125.0 million, LCPI’s total commitment within the facility was $15.0 million. We also currently have $10.1 million of outstanding letters of credit under the revolving credit facility, none of which were issued by LCPI.

On September 19, 2008, we attempted to borrow $75.0 million under the revolving facility. However, LCPI failed to fund its pro-rata commitment of $9.0 million. Each of the remaining banks within the revolving credit facility did fund their pro-rata commitment, resulting in $66.0 million of net funds received by us.

We have no assurances that LCPI will participate in any future funding requests under the revolving credit facility. While we are exploring options to replace Lehman’s commitment within the facility, we cannot guarantee that we will be able to obtain such replacement loan commitments from other banks. However, we believe that we have sufficient liquidity to conduct our normal operations and do not believe that the potential reduction in available capacity under this revolving credit facility will have a material impact on our short-term or long-term liquidity.

We believe that our cash, other liquid assets and operating cash flow, together with available borrowings, will be sufficient to meet our operating expenses and capital expenditures and service our debt requirements as they become due. However, our ongoing ability to meet our substantial debt service and other obligations will be dependent upon our future performance which will be subject to business, financial and other risk factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our future cash flow will be sufficient to allow us to pay principal and interest on our debt, support our operations and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

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

Consolidated EBITDA

Pursuant to the terms of the Senior Secured Credit Facility, if at any time there are borrowings outstanding under the revolving credit facility in an aggregate amount greater than $10.0 million, we are required to maintain a ratio of consolidated total senior secured debt to Consolidated EBITDA (defined below) for the most recently concluded four consecutive fiscal quarters (the “Senior Secured Leverage Ratio”) less than a ratio starting at a maximum of 7.00:1 at September 30, 2007 and stepping down over time to 4.00:1 on March 31, 2011. Consolidated total senior secured debt is defined under the Senior Secured Credit Facility as aggregate consolidated secured indebtedness of the Company less the aggregate amount of all unrestricted cash and cash equivalents. In addition, under the Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio, in the case of the Senior Secured Credit Facility, or to the ratio of Consolidated EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters or the Senior Secured Leverage Ratio, in the case of the Senior Notes and the Senior Subordinated Notes.

Consolidated EBITDA is defined as earnings (loss) before interest expense, taxes, depreciation and amortization (“EBITDA”), further adjusted to exclude non-cash items, non-recurring items and other adjustment items permitted in calculating covenant compliance under the Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants.

EBITDA and Consolidated EBITDA do not represent net loss or earnings or cash flow from operations as those terms are defined by Generally Accepted Accounting Principles (“GAAP”) and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definitions of Consolidated EBITDA in the Senior Secured Credit Facility and the indentures allow us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net loss or earnings. However, these are expenses that may recur, vary greatly and are difficult to predict. While EBITDA and Consolidated EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, they are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

Our ability to meet the covenants specified above in future periods will depend on events beyond our control, and we cannot assure you that we will meet those ratios. A breach of any of these covenants in the future could result in a default under, or an inability to undertake certain activities in compliance with, the Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes, at which time the lenders could elect to declare all amounts outstanding under the Senior Secured Credit Facility to be immediately due and payable. Any such acceleration would also result in a default under the indentures governing the Senior Notes and Senior Subordinated Notes.

The following table provides a reconciliation from our net loss to EBITDA and Consolidated EBITDA for the nine months ended September 28, 2008, September 30, 2007 and the year ended December 30, 2007. The terms and related calculations are defined in the Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes.

	Successor	Combined	Combined
	Nine Months Ended September 28, 2008	Nine Months Ended September 30, 2007	Year Ended December 30, 2007
	(in thousands)
Net (loss) earnings	$(18,494)	$(136,495)	$(115,358)
Interest expense, net	110,727	122,333	162,068
Income tax expense	23,575	23,035	31,030
Depreciation and amortization expense	45,650	40,093	55,834

EBITDA (unaudited)	$161,458	$48,966	$133,574

Non-cash items (a)	(10,413)	52,618	42,601
Non-recurring items (b)	1,705	52,061	52,347
Other adjustment items (c)	1,933	2,447	2,990
Net cost savings projected to be realized as a result of initiatives taken (d)	10,739	10,300	10,737

Consolidated EBITDA (unaudited)	$165,422	$166,392	$242,249

Last twelve months Consolidated EBITDA (unaudited)	$241,279

(a)	Non-cash items are comprised of the following:

	Successor	Combined	Combined
	Nine Months Ended September 28, 2008	Nine Months Ended September 30, 2007	Year Ended December 30, 2007
	(in thousands)
Effects of adjustments related to the application of purchase accounting (1)	$—	$40,203	$40,203
Non-cash compensation charges (2)	686	9,181	11,248
Unrealized losses or (gains) resulting from hedging activities (3)	(1,111)	3,234	2,271
Gain on early extinguishment of debt	—	—	(5,670)
Impairment charges or asset write-offs (4)	—	—	1,200
Curtailment gain as result of amendment to Ft. Madison labor agreements (5)	—	—	(6,651)
Non-cash gain on litigation settlement (6)	(9,988)	—	—

Total non-cash items	$(10,413)	$52,618	$42,601

(1)	For fiscal 2007 and the nine months ended September 30, 2007, represents $40.2 million of expense related to the write-up to fair market value of inventories acquired as a result of the Blackstone Transaction.

(2)	For fiscal 2007, the nine months ended September 30, 2007 and September 28, 2008, represents non-cash compensation charges related to the granting of equity awards.

(3)	For fiscal 2007, the nine months ended September 30, 2007 and September 28, 2008, represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under natural gas and foreign exchange swap contacts.

(4)	For fiscal 2007, represents the $1.2 million impairment of the Open Pit tradename.

(5)	For fiscal 2007, represents a portion of the curtailment gain related to the elimination of an employer-sponsored post-retirement employee medical plan for certain employees at the Ft. Madison production facility.

(6)	For the nine months ended September 28, 2008, represents the excess of the accrued liability established in purchase accounting over the amount of the cash payment in the litigation settlement.

(b)	Non-recurring items are comprised of the following:

	Successor	Combined	Combined
	Nine Months Ended September 28, 2008	Nine Months Ended September 30, 2007	Year Ended December 30, 2007
	(in thousands)
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$485	$49,430	$49,716
Restructuring charges, integration costs and other business optimization expenses (2)	540	2,631	2,631
Employee severance (3)	680	—	—

Total non-recurring items	$1,705	$52,061	$52,347

(1)	For fiscal 2007, represents $49.7 million of expenses incurred in connection with the Blackstone Transaction, which includes: $35.5 million related to the cash tender offer for the Predecessor’s 8.25% notes; $12.9 million related to the termination of certain Predecessor contracts with our former Chairman and affiliates of our former Chairman; and $1.3 million of other costs. For the nine months ended September 30, 2007, represents the portion of the expenses described in the preceding sentence incurred during the nine months ended September 30, 2007. For the nine months ended September 28, 2008, represents additional costs related to the Blackstone Transaction.

(2)	For fiscal 2007 and the nine months ended September 30, 2007, represents expenses incurred to consolidate certain portions of our distribution network. For the nine months ended September 28, 2008, primarily represents expenses incurred to reconfigure the freezer space in our Mattoon warehouse.

(3)	For the nine months ended September 28, 2008, represents severance costs paid, or to be paid, to terminated employees.

(c)	Other adjustment items are comprised of the following:

	Successor	Combined	Combined
	Nine Months Ended September 28, 2008	Nine Months Ended September 30, 2007	Year Ended December 30, 2007
	(in thousands)
Management, monitoring, consulting and advisory fees (1)	$1,933	$1,667	$2,500
Accruals established as a result of the Blackstone Transaction (2)	—	780	780
Other	—	—	(290)

Total other adjustments	$1,933	$2,447	$2,990

(1)	For fiscal 2007, the nine months ended September 30, 2007 and September 28, 2008, represents management/advisory fees paid to Blackstone.

(2)	For fiscal 2007 and the nine months ended September 30, 2007, represents executive severance costs incurred in connection with the Blackstone Transaction.

(d)	Net cost savings projected to be realized as a result of initiatives taken:

	Successor	Combined	Combined
	Nine Months Ended September 28, 2008	Nine Months Ended September 30, 2007	Year Ended December 30, 2007
	(in thousands)
Productivity initiatives in our manufacturing facilities, freight and distribution systems and purchasing programs (1)	$10,739	$8,115	$8,552
Termination of contracts with our former Chairman and affiliates of our former Chairman (2)	—	2,185	2,185

Total net cost savings projected to be realized as a result of initiatives taken	$10,739	$10,300	$10,737

(1)	For fiscal 2007, the nine months ended September 30, 2007 and September 28, 2008, represents net cost savings projected to be realized as a result of specified actions taken or initiated, net of the amount of actual benefits realized. Such savings primarily relate to productivity initiatives in our manufacturing facilities, our freight and distribution systems, and our purchasing programs.

(2)	For fiscal 2007 and the nine months ended September 30, 2007, represents the reduction in expenses as a result of the termination of our former Chairman’s employment agreement as well as contracts with affiliates of our former Chairman, net of the expense of our new Chairman.

Our covenant requirements and actual ratios for the twelve months ended September 28, 2008 are as follows:

	Covenant Requirement	Actual Ratio
Senior Secured Credit Facility
Senior Secured Leverage Ratio (1)	6.50:1	5.18:1
Total Leverage Ratio (2)	Not applicable	7.35:1
Senior Notes and Senior Subordinated Notes (3)
Minimum Consolidated EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00:1	1.66:1

(1)	Pursuant to the terms of the Senior Secured Credit Facility, if at any time there are borrowings outstanding under the Revolving Credit Facility in an aggregate amount greater than $10.0 million, we are required to maintain a consolidated total senior secured debt to Consolidated EBITDA ratio for the most recently concluded four consecutive fiscal quarters (the “Senior Secured Leverage Ratio”) less than a ratio starting at a maximum of 7.00:1 at September 30, 2007 and stepping down over time to 4.00:1 on March 31, 2011. Consolidated total senior secured debt is defined as the aggregate consolidated secured indebtedness of the Company less the aggregate amount of all unrestricted cash and cash equivalents.

(2)	The Total Leverage Ratio is not a financial covenant but used to determine the applicable rate under the Senior Secured Credit Facility. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Consolidated EBITDA.

(3)	Our ability to incur additional debt and make certain restricted payments under the indentures governing the Senior Notes and Senior Subordinated Notes, subject to specified exceptions, is tied to a Consolidated EBITDA to fixed charges ratio of at least 2.0:1, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to (i) incur up to $1,600.0 million under credit facilities (as of September 28, 2008, we had $1,237.5 million in outstanding term loans, $66.0 million outstanding under the revolving credit facility and an unused balance of $48.9 million under the revolving credit facility, see note 2 to the Consolidated Financial Statements regarding the Lehman Brothers, Inc. bankruptcy and their commitment of $15.0 million for the revolving credit facility), (ii) incur up to $150.0 million under the general exception to the debt covenant, (iii) make investments in similar businesses having an aggregate fair market value not to exceed 3.0% of our total assets, (iv) make additional investments having an aggregate fair market value not to exceed 4.0% of our total assets and (v) make other restricted payments in an aggregate amount not to exceed 2.0% of our total assets.

(4)	Fixed charges is defined in the indentures governing the Senior Notes and Senior Subordinated Notes as (i) consolidated interest expense (excluding specified items) plus consolidated capitalized interest less consolidated interest income, plus (ii) cash dividends and distributions paid on preferred stock or disqualified stock.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, FASB Staff Position No. 157-2 defers the Statement’s effective date for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008, and will be effective for us in the first quarter of fiscal 2009. In October 2008, the FASB Issued FASB Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 is effective upon issuance. We are currently evaluating FSP 157-2 with respect to non-financial assets and liabilities and anticipate that this statement will not have a significant impact on the reporting of our financial position or results of operations.

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

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP No. 142-3). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of intangible assets included in this FASB Staff Position will be applied prospectively to intangible assets acquired after the effective date of December 29, 2008 (first day of fiscal 2009). The implementation of FSP No. 142-3 is not expected to have a material impact on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard is not expected to have a material impact on our consolidated financial position and results of operations.

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

After the Blackstone Transaction was completed, the Successor entered into a new interest rate swap agreement and an interest rate collar agreement with Lehman Brothers Special Financing (“LBSF”). See “Lehman Brothers Special Financing” below regarding the bankruptcy of LBSF and the subsequent termination of the interest rate swap and collar contract.

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

As of September 28, 2008, the fair values of the interest rate swap and collar contracts were a loss of $20.8 million, which was recorded in the Other long-term liabilities line on the Consolidated Balance Sheet. As of December 30, 2007, the fair values of the interest rate swap and collar contracts were a loss of $24.1 million, which was recorded in the Other long-term liabilities line on the Consolidated Balance Sheet. The offsetting gain of $3.3 million is recorded as a component of Accumulated other comprehensive (loss) income of $3.3 million ($1.9 million net of tax) on the Consolidated Balance Sheet and Interest expense of less than $0.1 is recorded in the Consolidated Statement of Operations. In addition, as of September 28, 2008, interest payable of $4.5 million was recorded in Accrued liabilities on the Consolidated Balance Sheets. As of December 30, 2007, interest receivable of $0.7 million was recorded Other current assets on the Consolidated Balance Sheet. The offsetting gains or losses from interest payable or interest receivable entries are recorded as a component of Interest expense in the Consolidated Statement of Operations.

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

This swap was not designated as a hedge pursuant to SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities.” As of September 28, 2008, the fair value of the interest rate swap was a net loss of less than $0.1 million and is included in Accrued liabilities on the Consolidated Balance Sheet. In addition, as of September 28, 2008, interest payable of $0.2 million was recorded in Accrued liabilities on the Consolidated Balance Sheet. The offsetting loss is recorded as a component of Interest expense in the Consolidated Statement of Operations.

Gains and losses on the interest rate swaps, which were recorded as either an adjustment to interest expense in the Consolidated Statement of Operations or as an adjustment to Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets, are detailed below:

Interest Rate Swaps

	Three months ended		Nine months ended
	Successor		Successor		Predecessor
	Three months ended September 28, 2008	Three months ended September 30, 2007	Nine months ended September 28, 2008	Six months ended September 30, 2007	January 1, 2007 to April 2, 2007
Mark-to-market (loss)/gain recorded in:
Accumulated other comprehensive (loss) income	$1.0	$(17.3)	$3.4	$(7.3)	$—
Consolidated Statement of Operations	0.1	—	—	2.3	(1.4)
Realized gain/(loss) recorded in the
Consolidated Statement of Operations	(4.7)	1.0	(9.9)	(0.4)	1.0

Net gain/(loss) on interest rate swaps	$(3.6)	$(16.3)	$(6.5)	$(5.4)	$(0.4)

Commodity Risk

We entered into natural gas swap transactions with LBSF to lower our exposure to the price of natural gas. As of September 28, 2008, the trades in effect mature between October 2008 and December 2009 with quantities ranging from 29,000 to 59,000 MMBTU’s. We paid a price ranging from $8.53 to $12.81 per MMBTU, with settlements monthly. As of September 28, 2008, the fair value of the natural gas swap was a loss of $1.0 million, and is recorded in Accrued liabilities on the Consolidated Balance Sheet. As of December 30, 2007, the fair value of the natural gas swaps was a loss of $0.1 million and is recorded in Accrued liabilities on the Consolidated Balance Sheet. See “Lehman Brothers Special Financing” below regarding the bankruptcy of LBSF and the subsequent termination of the natural gas swap transactions.

The swap contracts were not designated as hedges pursuant to SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities.”

Gains and losses on the natural gas swaps, which were recorded as a component of cost of products sold in the Consolidated Statement of Operations, are detailed below:

Natural Gas Swaps

	Three months ended		Nine months ended
	Successor		Successor		Predecessor
	Three months ended September 28, 2008	Three months ended September 30, 2007	Nine months ended September 28, 2008	Six months ended September 30, 2007	January 1, 2007 to April 2, 2007
Mark-to-market (loss)/gain recorded in:
Consolidated Statement of Operations	$(1.0)	$(0.1)	$(0.9)	$(0.2)	$0.2
Realized gain/(loss) recorded in the
Consolidated Statement of Operations	(0.4)	(0.2)	(0.1)	(0.1)	(0.1)

Net gain/(loss) on natural gas swaps	$(1.4)	$(0.3)	$(1.0)	$(0.3)	$0.1

Foreign Exchange Risk

We entered into various types of foreign currency contracts to lower our exposure to the exchange rate between the U.S. dollar and the Canadian dollar with two vendors: Lehman Brothers Special Financing and the Union Bank of California. Each agreement was based upon a notional amount in Canadian dollars, which is expected to approximate a portion of the amount of our Canadian subsidiary’s U.S. dollar-denominated purchases for the month.

The contracts with Lehman Brothers were entered into in April 2007 and were not designated as hedges pursuant to SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities.” The trades outstanding as of September 28, 2008 run through December 2008. As of September 28, 2008, the fair value of the Lehman foreign currency exchange contracts was a loss of $0.3 million, which is recorded on Accrued liabilities on the Consolidated Balance Sheet. The offsetting gain was recorded as an adjustment to cost of products sold. As of December 30, 2007, the fair value of the Lehman foreign currency exchange contracts was a loss of $2.4 million, which is recorded in Accrued liabilities on the Consolidated Balance Sheet. See “Lehman Brothers Special Financing” below regarding the bankruptcy of LBSF and the subsequent termination of the foreign currency contracts.

Contracts with the Union Bank of California were entered into in October 2007 and in accordance with SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities” were designated as a cash flow hedge. SFAS No. 133 states that foreign currency risk associated with these transactions can be designated as a hedge since (1) they are in a currency (CAD) other than our functional currency (USD), (2) they have a high probability of occurring since the contract values approximate a portion of the amount of the our Canadian subsidiary’s U.S. dollar-denominated purchases for the month and (3) the foreign currency risk associated with these transactions affects consolidated earnings. The exchange rate swap contracts contain the following terms:

•	Notional amounts: $0.4 million- $2.6 million CAD

•	CAD to USD Exchange Rates: .967—1.007

•	Maturity Dates: Oct 2008 – Dec 2009

As of December 30, 2007, the fair value of the Union Bank of California foreign currency exchange contracts was a gain of $0.7 million, of which $0.4 million was recorded in Other current assets and $0.3 million is recorded in Other assets, net on the Consolidated Balance Sheet. As of September 28, 2008, the fair value of the Union Bank of California foreign currency swap contracts was a gain of $1.5 million, of which $0.8 million is recorded in Other current assets and $0.7 million is recorded in Other assets, net on the Consolidated Balance Sheet. The offsetting gain of $0.8 million is recorded as a component of Accumulated other comprehensive (loss) income ($0.5 million net tax).

Gains and losses on the foreign currency exchange swaps, which were recorded as either an adjustment to cost of products sold in the Consolidated Statement of Operations, or as an adjustment to Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets, are detailed below:

Foreign currency swaps

	Three months ended		Nine months ended
	Successor		Successor		Predecessor
	Three months ended September 28, 2008	Three months ended September 30, 2007	Nine months ended September 28, 2008	Six months ended September 30, 2007	January 1, 2007 to April 2, 2007
Mark-to-market (loss)/gain recorded in:
Accumulated other comprehensive (loss) income	$0.4	$—	$0.8	$—	$—
Consolidated Statement of Operations	0.3	(1.6)	2.0	(3.2)	—
Realized gain/(loss) recorded in the
Consolidated Statement of Operations	0.4	(0.7)	—	(1.0)	—

Net gain/(loss) on foreign currency swaps	$1.1	$(2.3)	$2.8	$(4.2)	$—

Lehman Brothers Special Financing

As discussed in Note 2, on October 2, 2008, Lehman Brothers Special Financing filed for Chapter 11 Bankruptcy protection. The bankruptcy filing constitutes an event of default with respect to the interest rate swap, interest rate collar, natural gas swaps and foreign currency options. Subsequent to quarter end, we, as is our right under our contract agreement with LBSF, terminated all of our contracts which were recorded at a fair value of $22.1 million at September 28, 2008, at a cash cost (net of expenses) to us of $17.5 million.

Other

We utilize irrevocable standby letters of credit with one-year renewable terms to satisfy workers’ compensation self-insurance security deposit requirements. At September 28, 2008, our contract value of the outstanding standby letters of credit to satisfy workers’ compensation self-insurance security deposits totaled $7.8 million, which approximates fair value. As of September 28, 2008, we also utilized letters of credit in connection with the purchase of raw materials in the amount of $2.3 million, which approximates fair value. At December 30, 2007, our contract value of the outstanding standby letters of credit to satisfy workers’ compensation self-insurance security deposits was $9.5 million, which approximates fair value. As of December 30, 2007, we also utilized letters of credit in connection with the purchase of raw materials in the amount of $0.3 million, which approximates fair value.

Other than mentioned above with regard to LBSF, we are exposed to credit loss in the event of non-performance by the other parties to derivative financial instruments. All counterparties are at least “A-” rated or equivalent by Standard & Poor’s and Moody’s. Accordingly, we do not anticipate non-performance by the counterparties.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.

The estimated fair value of our long-term debt, including the current portion, as of September 28, 2008, is as follows:

	September 28, 2008
Issue	Recorded Amount	Fair Value
Senior Secured Credit Facilities - term loan	$1,237.5	$1,064.3
Revolving Credit Facility	66.0	57.4
9.25% Senior Notes	325.0	268.5
10.625% Senior Subordinated Notes	199.0	156.5

	$1,827.5	$1,546.7

The fair value is based on the quoted market price for such notes and borrowing rates currently available to us for loans with similar terms and maturities.

ITEM 4:	CONTROLS AND PROCEDURES

Not Applicable

ITEM 4T:	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2008. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective.

In addition, there was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Employee Litigation—Indemnification of US Cold Storage

On March 21, 2002, an employee at the Company’s former Omaha, Nebraska facility, died as the result of an accident while operating a forklift at a Company-leased warehouse facility. OSHA conducted a full investigation and determined that the death was the result of an accident and found no violations by us. On March 18, 2004, the estate of the deceased filed suit in District Court of Sarpy County, Nebraska, Case No: CI 04-391, against us, the owner of the forklift and the leased warehouse, the manufacturer of the forklift and the distributor of the forklift. We, having been the deceased’s employer, were named as a defendant for worker’s compensation subrogation purposes only.

On May 18, 2004, we received notice from defendant, US Cold Storage, the owner of the leased warehouse, requesting that we accept the tender of defense for US Cold Storage in this case in accordance with the indemnification provision of the warehouse lease. In November 2008, we paid an amount less than $0.1 million and this matter was settled and dismissed.

R2 appeal in Aurora bankruptcy

Prior to its bankruptcy filing in 2003, Aurora entered into an agreement with its pre-petition lending group compromising the amount of certain fees due under its senior bank facilities (the “October Amendment”). One of the members of the bank group (R2 Top Hat, Ltd.) challenged the enforceability of the October Amendment during Aurora’s bankruptcy by filing an adversary proceeding in U.S. Bankruptcy Court, District of Delaware, and by objecting to confirmation. The Bankruptcy Court rejected the lender’s argument and confirmed Aurora’s plan of reorganization. The lender then appealed from those orders of the Bankruptcy Court. In December 2006, the U.S. District Court for the District of Delaware filed its Memorandum and Order affirming both (a) the February 20, 2004 Order of the Bankruptcy Court confirming the debtor’s First Amended Joint Reorganization Plan, and (b) the February 27, 2004 Order of the Bankruptcy Court granting the debtor’s motion for summary judgment and dismissing the adversary proceeding. R2 Top Hat, Ltd. filed a Notice of Appeal to the 3rd Circuit Court of Appeals. On April 17, 2008, we settled with R2 Top Hat, Ltd. for $10.0 million in full payment of the excess leverage fees related to the Aurora prepetition bank facility, all related interest and all other out-of-pocket costs. After this settlement, there are no remaining contingencies related to the excess leverage fees under the Aurora prepetition senior bank facility. Accordingly, the remaining $10.0 million accrued liability assumed in the merger with Aurora Foods Inc. and recorded at fair value of $20.1 million in the purchase price allocation for the Blackstone Transaction was reduced to $0 and the related credit, net of related expenses, was recorded in the Other income (expense), net line in the Consolidated Statement of Operations.

American Cold Storage—North America, L.P. v. P.F. Distribution, LLC and Pinnacle Foods Group Inc.

On June 26, 2005, we were served with a Summons and Complaint in the above matter, which was filed in the Circuit Court of Madison County, Tennessee. American Cold Storage (“ACS”) operates a frozen storage warehouse and distribution facility (the “Facility”) located in Madison County, Tennessee, near the Company’s Jackson, Tennessee plant. In April 2004, we entered into discussions with ACS to utilize the Facility. Terms were discussed, but no contract was ever signed. Shortly after shipping product to the Facility, we discovered that the Facility was incapable of properly handling the discussed volume of product and began reducing its shipments to the Facility. The original complaint seeks damages not to exceed $1.5 million, together with associated costs. On May 3, 2006, our attorney received notice from counsel for ACS that it was increasing its damage claim in the suit from $1.5 million to $5.5 million. The judge had set a trial date for August 2008. However, prior to the court date, we settled the litigation by paying $0.7 million to ACS on August 27, 2008. The resolution of this matter did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Gilster Mary Lee Corporation v. Pinnacle Foods

In September 2006, Gilster Mary Lee Corporation (“Gilster”), the primary co-packer of the Company’s Duncan Hines products, filed suit against us alleging that monies were due to Gilster from the Company for a warehouse/handling fee under an existing contract. While certain of these fees are required by the contract, the calculation of the fees was the issue in dispute. In U.S. District Court in January 2008, a verdict was returned in favor of Gilster. The Company had fully reserved the amount of the verdict. On July 17, 2008, the Company and Gilster settled the case for full payment of the amount reserved. In addition, an amendment was made to the contract modifying the disputed warehouse/handling fee and certain payment terms from the date of settlement forward. The resolution of this matter did not have a material impact on the Company’s financial condition, results of operations or cash flows.

ITEM 1A:	RISK FACTORS

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2007.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:	OTHER INFORMATION

None

ITEM 6:	EXHIBITS

Exhibit Number	Description of exhibit

2.1	Agreement and Plan of Merger, dated as of February 10, 2007, by and among Crunch Holding Corp., Peak Holdings LLC and Peak Acquisition Corp. (previously filed as Exhibit 2.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

2.2	Agreement and Plan of Reorganization and Merger, by and between Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003 (previously filed as Exhibit 2.1 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.3	Amendment No. 1, dated January 8, 2004, to the Agreement and Plan of Reorganization and Merger, by and between Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003 (previously filed as Exhibit 2.2 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.4	Agreement and Plan of Merger, dated March 19, 2004, by and between Aurora Foods, Inc. and Pinnacle Foods Holding Corporation (previously filed as Exhibit 2.3 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.5	Asset Purchase Agreement, dated March 1, 2006, by and between The Dial Corporation and Pinnacle Foods Groups Inc. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Group Inc. filed with the SEC on March 1, 2006 (Commission File Number: 333-118390), and incorporated herein by reference).

3.1	Pinnacle Foods Finance LLC Certificate of Formation (previously filed as Exhibit 3.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.2	Pinnacle Foods Finance LLC Amended and Restated Limited Liability Company Agreement, dated as of April 2, 2007 (previously filed as Exhibit 3.2 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.3	Pinnacle Foods Finance Corp. Certificate of Incorporation (previously filed as Exhibit 3.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.4	Pinnacle Foods Finance Corp. Bylaws (previously filed as Exhibit 3.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.5	Pinnacle Foods Group LLC Certificate of Formation (previously filed as Exhibit 3.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.6	Pinnacle Foods Group LLC Limited Liability Company Agreement (previously filed as Exhibit 3.6 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.7	Pinnacle Foods International Corp. Certificate of Incorporation. (previously filed as Exhibit 3.7 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.8	Pinnacle Foods International Corp. Bylaws. (previously filed as Exhibit 3.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.9	State of Delaware Certificate of Conversion, dated September 25, 2007, converting Pinnacle Foods Group Inc. from a Corporation to a Limited Liability Company (previously filed as Exhibit 3.9 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.1	Senior Notes Indenture, dated as of April 2, 2007, among the Issuers, the Guarantors and the Trustee (previously filed as Exhibit 4.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.2	Senior Subordinated Notes Indenture, dated as of April 2, 2007, among the Issuers, the Guarantors and the Trustee (previously filed as Exhibit 4.2 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.3	Registrations Rights Agreement, dated as of April 2, 2007, among the Issuers, the Guarantors and Lehman Brothers Inc. and Goldman, Sachs & Co. (previously filed as Exhibit 4.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.4	Form of Rule 144A Global Note, 9.25% Senior Notes due 2015 (previously filed as Exhibit 4.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.5	Form of Regulation S Global Note, 9.25% Senior Notes due 2015 (previously filed as Exhibit 4.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.6	Form of Rule 144A Global Note, 10.625% Senior Subordinated Notes due 2017 (previously filed as Exhibit 4.6 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.7	Form of Regulation S Global Note, 10.625% Senior Subordinated Notes due 2017 (previously filed as Exhibit 4.7 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.8	Credit Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Lehman Commercial Paper Inc., Goldman Sachs Credit Partners L.P. and other lenders party hereto (previously filed as Exhibit 4.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.9	Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.9 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.10	Guaranty, dated as of April 2, 2007, among Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.10 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.11	Intellectual Property Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.11 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

(A)	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934 and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FOODS FINANCE LLC

By:	/s/ Craig Steeneck
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer
(acting in both his capacity as authorized signatory on behalf of the registrant and as principal financial officer)
Date:	November 12, 2008