Form 10-K
period 2008-12-28
Pinnacle Foods Finance LLC
filed 2009-03-03
CIK 1420566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2008

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No  ☑

(The Registrant believes it is a voluntary filer and it has filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.)

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

Not applicable.

As of March 3, 2009, there were outstanding 100 shares of common stock, par value $0.01 per share, of the Registrant.

Documents incorporated by reference

None

FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this annual report on Form 10-K, the words “estimates,” “expects,” “contemplates”, “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this annual report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth below under “Item 1A: Risk Factors,” other matters discussed from time to time in subsequent filings with the Securities and Exchange Commission, and the following risks, uncertainties and factors:

•	general economic and business conditions;

•	industry trends;

•	changes in our leverage;

•	interest rate changes;

•	the funding of our defined benefit pension plan;

•	future impairments of our goodwill and intangible assets

•	changes in our ownership structure;

•	competition;

•	the loss of any of our major customers or suppliers;

•	changes in demand for our products;

•	changes in distribution channels or competitive conditions in the markets where we operate;

•	costs and timeliness of integrating future acquisitions;

•	loss or litigation;

•	loss of our intellectual property rights;

•	our ability to achieve cost savings;

•	fluctuations in price and supply of raw materials;

•	seasonality;

•	changes in our collective bargaining agreements or shifts in union policy;

•	difficulty in the hiring or the retention of key management personnel;

•	restrictions imposed on our business by the terms of our indebtedness;

•	our reliance on co-packers to meet our manufacturing needs;

•	availability of qualified personnel; and

•	changes in the cost of compliance with laws and regulations, including environmental laws and regulations.

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

EXPLANATORY NOTE

Unless the context requires otherwise, in this Form 10-K, “Pinnacle,” the “Company,” “we,” “us” and “our” refers to Pinnacle Foods Finance LLC, or “PFF”, and the entities that are its consolidated subsidiaries (including Pinnacle Foods Group LLC, or “PFG LLC”, formerly known as Pinnacle Foods Group Inc. or “PFGI”), which includes all of Pinnacle’s existing operations. In addition, where the context so requires, we use the term “Predecessor” to refer to the historical financial results and operations of PFG LLC and its subsidiaries prior to the consummation of the Blackstone Transaction described herein and the term “Successor” to refer to the historical financial results and operations of PFF and its subsidiaries after the consummation of the Blackstone Transaction described herein.

PART I

ITEM 1.	BUSINESS

GENERAL INFORMATION

We are a leading manufacturer, marketer and distributor of high-quality, branded food products (both dry foods and frozen foods). We also distribute our products through food service and private label channels. Our products and operations are managed and reported in two operating segments: dry foods and frozen foods. The dry foods segment consists primarily of Duncan Hines baking mixes and frostings; Vlasic pickles, peppers and relish; Mrs. Butterworth’s and Log Cabin syrups and pancake mixes and Armour canned meats. The frozen foods segment consists primarily of Hungry-Man and Swanson frozen dinners and entrees; Mrs. Paul’s and Van de Kamp’s frozen seafood; Aunt Jemima frozen breakfasts; Lender’s bagels and Celeste frozen pizza. On March 1, 2006, we acquired substantially all of The Dial Corporation’s assets relating to its Armour food products division, a leading company in the canned meat category with the majority of its sales under the “Armour” brand name. Armour maintains the leading market position in the Vienna sausage, potted meat and sliced beef categories. The business also includes meat spreads, chili, luncheon meat, corned and roast beef hash and beef stew.

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

Throughout this Form 10-K, we use a combination of customized (assembled at our request) Information Resources, Inc. (“IRI”) data and IRI syndicated databases. Unless we indicate otherwise, retail sales, market share, category and other industry data used throughout this Form 10-K for all categories and segments are IRI data for the 52-week period ended December 21, 2008, with the exception of the frozen pizza-for-one category, which is as of November 30, 2008. These data include retail sales in supermarkets with at least $2 million in total annual sales but exclude sales in mass merchandiser, club, drug, convenience or dollar stores. Retail sales are dollar sales estimated by IRI and represent the value of units sold through supermarket cash registers for the relevant period. We view the frozen dinners and entrees category as consisting of single-serve full-calorie dinners and entrees and single-serve healthy dinners and entrees. We view the baking mixes and frostings category as consisting of the following segments: cake mix, brownie mix, ready-to-serve frostings, muffin mix, cookie mix, bar mix, frosting mix, quick bread, dessert kits, all other baking mix and all other frosting. We view the frozen breakfast category as consisting of waffles, pancakes, French toast, breakfast entrees, sweet breakfast sandwiches and savory breakfast sandwiches. We view the prepared seafood segment as consisting of the prepared fin, prepared non-fin without shrimp and prepared shrimp sub-segments. References to the bagel category are to scannable bagels, consisting of the frozen, refrigerated and shelf-stable segments. We view syrup, canned meats and frozen pizza as distinct categories. When we refer to the core market of our Open Pit brand of barbecue sauce, such core market consists of the major metropolitan areas surveyed by IRI in Illinois, Indiana, Michigan, Ohio, western Pennsylvania and Wisconsin. Unless we indicate otherwise, all references to percentage changes reflect the comparison to the same period in the prior year.

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

INDUSTRY OVERVIEW

The U.S. food manufacturing industry has historically been characterized by relatively stable sales growth based on modest price and population increases. In recent years food manufacturers have capitalized on an increasing desire by households, particularly dual-income, single-family and active-lifestyle consumers, for convenience and variety by introducing innovative, high-quality food products and complete meal solutions. Food manufacturers have also taken advantage of the growing trends toward away-from-home eating by increasing their sales to the foodservice channel, which supplies restaurants, schools, hospitals and other institutions. However, the economic downturn in the latter part of 2008 has caused away from home eating to decline.

Dry Foods

Baking mixes and frostings. The baking mixes and frostings category, which has historically exhibited stable consumption, had $1.3 billion in retail sales during the 52-week period ended December 21, 2008, an increase of 5.3% from 2007. The baking mixes and frostings category primarily consists of the following five key product segments, with the corresponding retail sales volume percentages: cake mix (23.8%), ready-to-serve frostings (18.1%), brownie mix (18.0%), muffin mix (16.4%) and cookie mix (5.2%). Our Duncan Hines brand competes in all five of these segments. The remaining 18.5% of the retail sales volume is in smaller product segments such as dessert mixes, quick breads and specialty mixes.

Pickles, peppers and relish. The shelf-stable pickles, peppers and relish category had $922 million of retail sales during the 52-week period ended December 21, 2008, an increase of 2.3% from the prior year period. Shelf-stable pickles is the largest segment of the category, with $493 million in retail sales, followed by peppers ($315 million) and relish ($114 million). Our Vlasic brand competes in all three of these segments. Of retail shelf-stable pickle segment sales, approximately 70.1% represented sales of branded pickles, and the remaining 29.9% represented sales of private label pickles.

Syrup. The syrup category had $463 million in retail sales during the 52-week period ended December 21, 2008, representing a 5.1% increase compared to the prior year period. The syrup category consists of four major brands—Aunt Jemima, Mrs. Butterworth’s (our brand), Log Cabin (our brand) and Eggo—as well as numerous private label and regional brands. Of retail syrup category sales, approximately 80.2% represents sales of branded syrup, and the remaining 19.8% represents sales of private label syrup.

Canned Meat. The canned meat category consists of canned chili, chunk meat, Vienna sausages, luncheon meat, sloppy joes and stew, comprising 33.8%, 16.3%, 7.9%, 8.9%, 8.3% and 5.9% of the category, respectively, during the 52-week period ended December 21, 2008. The remaining 18.9% of retail sales volume is in smaller segments such as hash, hot dog sauce, potted meat, sliced dried beef, meat spreads, chicken and dumplings, corned and roast beef, sausage meats and other canned meat. This category had $1.1 billion in retail sales, an increase of 3.8% over the prior year period. Through our Armour brand, we compete in twelve of the fifteen segments within the canned meat category.

Frozen Foods

Frozen dinners and entrees. The frozen dinners and entrees category had $3.8 billion in retail sales during the 52-week period ended December 21, 2008, a decrease of 0.7% from the prior year period. Through our Hungry-Man and Swanson Dinners brands, we compete in the $2.0 billion single-serve, full-calorie dinners and entrees segment of this category, which decreased 1.3% as compared to the prior year period.

Frozen prepared seafood. The frozen prepared seafood category consists of “fin products,” such as pollock and salmon, and “non-fin products,” primarily shrimp. This category had $570 million in retail sales during the 52-week period ended December 21, 2008. The frozen prepared seafood category decreased by 5.2% from the prior year period. Our Mrs. Paul’s and Van de Kamp’s brands compete in this category.

Frozen breakfast. The frozen breakfast category consists of the frozen waffles, pancakes, French toast, breakfast entrees and savory breakfast sandwiches. This category had $1.4 billion in retail sales during the 52-week period ended December 21, 2008, an increase of 6.1% over the prior year period, driven primarily by an increased focus on new product innovation. Through our Aunt Jemima brand, we compete in all five segments.

Bagels. The scannable bagel category consists of the frozen bagels, refrigerated bagels and fresh bagels segments, comprising 6.6%, 9.0% and 84.4% of the category, respectively, during the 52-week period ended December 21, 2008. The scannable bagel category had retail sales of $642 million, an increase of 8.4% over the prior year period. Our Lender’s brand competes in all three segments. Refrigerated and fresh bagel market sales have increased 7.6% and 9.9%, respectively, while the frozen bagel market sales have decreased 7.1%. The decline in frozen bagel sales is driven by consumers replacing frozen bagel purchases with purchases of fresh bagels and other, more innovative frozen breakfast products. As a result, retailers have reduced shelf space and distribution for frozen bagels, further contributing to the decline in the frozen bagel segment.

Pizza. The frozen pizza category had $2.8 billion in retail sales during the 52-week period ended November 30, 2008, an increase of 2.7% from the prior year period. Through our Celeste brand, we compete in the $341 million full-calorie pizza-for-one (excluding French bread) segment, which grew 3.7% in the 52-week period ended November 30, 2008.

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

Dry Foods

Baking mixes and frostings. Our baking mixes and frostings product line consists primarily of Duncan Hines cake mixes, ready-to-serve frostings, brownie mixes, muffin mixes, baking kits and cookie mixes. Duncan Hines was introduced as a national brand in 1956 and, with a 17.6% share, is the number two brand in the $1.3 billion baking mixes and frostings category. Duncan Hines is a premium quality brand positioned to the baking enthusiast. In 2008, Duncan Hines launched a new carrot cake, which achieved a 2.7% share of the cake category in its sixth month after launch. We also distribute Duncan Hines in Canada. All Duncan Hines products are produced by contract manufacturers.

Pickles, peppers and relish. We offer a complete line of shelf-stable pickle, pepper and relish products that we market and distribute nationally, primarily under the Vlasic brand, and regionally under the Milwaukee’s and Wiejske Wyroby brands. Our Vlasic brand was introduced over 65 years ago, and we believe that the Vlasic brand, together with our trademark Vlasic stork, enjoy strong consumer awareness. Vlasic, with a 30.9% share, is the leading branded participant in the $493 million shelf-stable pickle segment of the $922 million shelf-stable pickles, peppers and relish category. We also distribute these products through foodservice and private label channels, as well as in Canada.

Syrups and pancake mixes. Our syrup and pancake mixes product line consists primarily of products marketed under our Mrs. Butterworth’s and Log Cabin brands. Our syrup line consists of original, lite and sugar-free varieties. Log Cabin was introduced in 1888 and, with its cabin-shaped bottle and distinct maple flavor, appeals to a broad consumer base. Mrs. Butterworth’s was introduced in 1962 and, with its distinctive grandmother-shaped bottle and thick, rich and buttery flavor, appeals to families with children. Mrs. Butterworth’s comes to life in the brand’s memorable advertising. In the $463 million table-syrup category, Mrs. Butterworth’s and Log Cabin hold the number two (10.0%) and number three (9.2%) market share positions, respectively, among branded syrups. We also distribute these products through the foodservice channel.

Canned meat. Our canned meat product line consists primarily of products marketed under the Armour brand. Armour was introduced in 1868 by Philip Danforth Armour for California gold miners. Armour is the number two branded product, with a 7.6% market share, in the $1.1 billion canned meat category and is the number one brand in the Vienna sausage, potted meat and sliced dried beef segments. We also distribute these products through the foodservice and private label channels.

Barbecue sauce. We market a complete line of barbecue sauce products under the Open Pit brand, which was introduced in 1955. Open Pit is a regional brand that competes primarily in the Midwest markets.

Frozen Foods

Frozen dinners. Our frozen dinners product line consists primarily of products sold in the United States and Canada under the Hungry-Man and Swanson brands. We also distribute these products through foodservice and private label channels. As a complement to these major brands, our frozen dinner offerings include Swanson pot pies. In Canada, we also distribute the Hungry-Man and Swanson brands. The Swanson brand enjoys a strong heritage, dating back over 50 years to its introduction of The Original TV Dinner® in 1953. Swanson dinners have been recently re-launched and re-packaged as Swanson Classics to reinforce Swanson’s value proposition, which combines premium quality with an affordable price. Hungry-Man differentiates itself from the category by positioning towards male consumers who prefer larger, more satisfying portions. Our Hungry-Man and Swanson brands collectively represent the fourth largest participant in the $2.0 billion single-serve, full-calorie dinners and entrees segment.

Frozen prepared seafood. Our frozen prepared seafood product line, marketed primarily under the Mrs. Paul’s and Van de Kamp’s brands, includes breaded and battered fish sticks and fish fillets, lightly breaded fish, breaded shrimp and specialty seafood items, such as crab cakes and clam strips. We use a dual-brand strategy to capitalize on the regional strengths of our brands. Both brands differentiate themselves from the category by offering products with enhanced freshness, due to whole fish fillets and the “freshness pouch” that employs a “bag-in-box” strategy to protect against shrinkage and freezer burn. The Van de Kamp’s brand dates back to 1915, and the Mrs. Paul’s franchise began in the mid-1940s. These brands hold the number three (9.0%) and the number four (6.3%) market share positions among branded participants, respectively, in the $570 million frozen prepared seafood category. We also distribute these products through foodservice and private label channels.

Frozen breakfast. Our frozen breakfast product line consists of waffles, pancakes, French toast, breakfast entrees and savory breakfast sandwiches marketed under the Aunt Jemima brand. Beginning in May 2004, the Swanson Great Starts products were re-branded Aunt Jemima Great Starts, which allows us to leverage the combined size of our grain-based (waffles, pancakes and French toast) and protein-based (entrees and sandwiches) frozen breakfast offerings. Aunt Jemima is positioned as a high-quality frozen breakfast brand that appeals to families with children. The Aunt Jemima brand was established over a century ago and, with a 9.6% market share, is currently the number four brand in the $1.4 billion frozen breakfast category. We are the number two branded participant in the $703 million frozen waffles, pancakes and French toast segment and the number two participant in the $514 million frozen breakfast entrees and savory breakfast sandwiches segment. We also distribute these products through foodservice and private label channels.

Bagels. Our bagel product line consists primarily of Lender’s packaged bagels, which are distributed among all scannable sections of the grocery store (i.e., the frozen, refrigerated and fresh bread aisles). Founded in 1927, Lender’s ranks number three among branded scannable bagels, with a 9.8% market share of the $642 million scannable bagel category. Additionally, the brand has the top market share in both refrigerated and frozen bagel sub-categories. We also distribute these products through the foodservice and private label channels, as well as in Canada.

Pizza. We market frozen pizza under the Celeste brand, which dates back to the 1940s. Celeste, with a 21.6% market share, is the number one brand in the $341 million full calorie pizza-for-one (excluding French bread) category and is sold primarily throughout the Northeast, Chicago, Florida and California. It is positioned as a homemade, authentic Italian meal at an affordable price.

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

On March 1, 2006, PFGI acquired certain assets and assumed certain liabilities of the food products business (the “Armour Business”) of The Dial Corporation for $189.2 million in cash. The acquisition of the Armour Business complemented PFGI’s existing product lines that together provide growth opportunities and scale. The Armour Business is a leading manufacturer, distributor and marketer of products in the $1.1 billion canned meat category. For the year ended December 31, 2005, the Armour Business had net sales of approximately $225 million. The Armour Business offers products in twelve of the fifteen segments within the canned meat category and maintains the leading market position in the Vienna sausage, potted meat and sliced beef categories. The business also includes meat spreads, chili, luncheon meat, corned and roast beef hash and beef stew. The majority of the products are produced at the manufacturing facility located in Ft. Madison, Iowa, which was acquired in the transaction. Products are sold under the Armour brand name as well as private label and certain co-pack arrangements.

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

The following chart illustrates our growth:

Date	Event	Selected Brands Acquired
2001	• Pinnacle Foods Holding Corporation formed by Hicks, Muse, Tate & Furst Incorporated and CDM Investor Group LLC to acquire the North American business of Vlasic Foods International Inc.	• Hungry-Man and Swanson (1) • Vlasic • Open Pit

2003	• Crunch Holding Corp., indirectly owned by J.P. Morgan Partners LLC, J.W. Childs Associates, L.P. and CDM Investor Group LLC acquire Pinnacle Foods Holding Corporation.

2004	• Merger of Pinnacle Foods Holding Corporation with Aurora completed and surviving company renamed Pinnacle Foods Group Inc.	• Duncan Hines • Van de Kamp’s and Mrs. Paul’s • Log Cabin and Mrs. Butterworth’s • Lender’s • Celeste • Aunt Jemima (frozen breakfast products) (1)

2006	• Acquired Armour Business from the Dial Corporation	• Armour (1)

2007	• Crunch Holding Corp. acquired by The Blackstone Group

(1)	We manufacture and market these products under licenses granted by Campbell Soup Company (Swanson), the Quaker Oats Company (Aunt Jemima) and Smithfield Foods (Armour). These licenses are discussed further in the section titled “Trademarks and Patents”.

MARKETING, SALES AND DISTRIBUTION

Our marketing programs consist of advertising, consumer promotions, direct marketing, public relations and trade promotions. Our advertising consists of television, newspaper, magazine and web advertising aimed at increasing consumer preference and usage of our brands. Consumer promotions include free trial offers, targeted coupons and on-package offers to generate trial usage and increase purchasing frequency. Our trade promotions and slotting focus on obtaining retail feature and display support, discounting to achieve optimum retail product prices and display, and securing retail shelf space. We continue to shift our marketing efforts toward building long-term brand equity through consumer marketing. We have a Multi-Functional Innovation Team focused on creating new ideas that are expected to generate incremental sales and earnings through new platforms and expansion into adjacent categories.

We sell a majority of our products in the United States through one national broker with whom we have a long-term working relationship. In Canada, we use one national broker to distribute the majority of our products. We employ other brokers for the foodservice, military, club and convenience channels. We manage our brokers through our company employees in regional sales offices located in Bentonville, Arkansas and Ontario, Canada. Through this managed broker network, our products reach all traditional classes of trade, including supermarkets, grocery wholesalers and distributors, convenience stores, super centers, mass merchandisers, drug stores, convenience warehouse clubs, quick-serve restaurants and other alternative channels in the United States.

Due to the different demands of distribution for frozen, refrigerated and shelf-stable products, we maintain separate distribution systems. Our frozen product warehouse and distribution network consists of 12 locations. Frozen products are distributed by means of three owned and operated warehouses at our Fayetteville, Arkansas, Mattoon, Illinois, and Jackson, Tennessee plants. In addition, we utilize seven distribution centers in the United States and two distribution centers in Canada, all of which are owned and operated by third-party logistics providers. Our dry product warehouse and distribution network consists of 11 locations. Dry foods products are distributed through a system of ten distribution sites in the United States, which include four warehouses that are owned and operated by us at our plants in Imlay City, Michigan, Millsboro, Delaware, St. Elmo, Illinois and Ft. Madison, Iowa, as well as six other locations which are owned and operated by third-party logistics providers. We also distribute dry products from one leased distribution center in Canada. In each third-party operated location, the provider receives, handles and stores products. Our distribution system uses a combination of common carrier trucking and inter-modal rail transport. We believe that the sales and distribution network is scalable and has the capacity to support substantial increases in volume.

INGREDIENTS AND PACKAGING

We believe that the ingredients and packaging used to produce our products are readily available through multiple sources. Our ingredients typically account for approximately 46% of our annual cost of products sold, and primarily include sugar, cucumbers, flour (wheat), poultry, seafood, vegetable oils, shortening, meat, corn syrup and other agricultural products. Our packaging costs, primarily for aluminum, glass jars, plastic trays, corrugated fiberboard and plastic packaging materials, typically account for approximately 20% of our annual cost of products sold. During 2008, we experienced significant inflationary pressure that is consistent with the food industry, particularly in wheat, corn, edible oils and, to a lesser extent, dairy products.

RESEARCH AND DEVELOPMENT

Our Product Development and Technical Services team currently consists of 28 full-time employees focused on product-quality improvements, product creation, package development, regulatory compliance, quality assurance and tracking consumer feedback. For fiscal 2008, fiscal 2007 and fiscal 2006 our research and development expenditures totaled $3.5 million, $4.4 million and $4.0 million, respectively. The decline in expense from fiscal 2007 to fiscal 2008 primarily relates to a decrease in management incentive compensation.

CUSTOMERS

Sales of our products to Wal-Mart and its affiliates approximated 23% of our consolidated net sales in fiscal 2008, 24% in fiscal 2007 and 22% in fiscal 2006. Our top ten customers accounted for approximately of 57% of our net sales in fiscal 2008, 57% in fiscal 2007 and 57% in fiscal 2006. We believe that our concentration of business with our largest customers is representative of the food industry. The specific timing of significant customers’ merchandising activities for our products can impact quarterly sales and operating results when making year-to-year comparisons.

COMPETITION

We face competition in each of our product lines. We compete with producers of similar products on the basis of, among other things, product quality, convenience, price, brand recognition and loyalty, customer service, effective consumer marketing and promotional activities and the ability to identify and satisfy emerging consumer preferences. We compete with a significant number of companies of varying sizes, including divisions, subdivisions or subsidiaries of much larger companies with more substantial financial and other resources available to them. Our ability to grow our business may be impacted by the relative effectiveness of, and competitive response to, new product efforts, product innovation and new advertising and promotional activities. In addition, from time to time, we may experience margin pressure in certain markets as a result of competitors’ pricing practices or as a result of price increases for the ingredients used in our products. Although we compete in a highly competitive industry for representation in the retail food and foodservice channels, we believe that our brand strength in our various markets has resulted in a strong competitive position. With the deteriorating economic situation, private label competitors have strengthened considerably in the last year.

Our most significant competitors for our products are:

Our Products	Competitor
Frozen dinner products	Nestle, ConAgra and Heinz
Pickles and peppers products	Kraft (Claussen), B&G Foods, Inc., Mt. Olive and private label
Baking products	General Mills and J.M. Smucker Co.
Syrup products	The Quaker Oats Company (Aunt Jemima), Kellogg’s and private label
Seafood products	Gorton’s and Seapak
Frozen breakfast products	Kellogg’s, General Mills and Sara Lee (Jimmy Dean)
Bagel products	Weston, Sara Lee and private label
Canned meat	ConAgra and Hormel
Pizza	General Mills and private label

TRADEMARKS AND PATENTS

We own a number of registered trademarks in the United States, Canada and other countries, including Appian Way®, Casa Regina®, Celeste®, Chocolate Lovers®, Country Kitchen®, Duncan Hines®, Fun Frosters®, Grabwich®, Great Starts®, Grill Classics®, Hawaiian Bowls®, Hearty Bowls®, Hearty Hero®, Hungry-Man®, Hungry-Man Sports Grill®, Hungry-Man Steakhouse®, It’s Good to be Full®, Just Add the Warmth®, Lender’s®, Log Cabin®, Lunch Bucket®, Magic Mini’s®, Milwaukee’s®, Moist Deluxe®, Mrs. Butterworth’s®, Mrs. Paul’s®, Open Pit®, Oval’s®, Signature Desserts®, Simply Classic®, Snack’mms®, So Moist, So Delicious and So Much More®, So Rich, So Moist, So Very Duncan Hines®, Stackers®, Taste the Juicy Crunch®, That’s the Tastiest Crunch I Ever Heard®, The Original TV Dinner®, Treet®, Van de Kamp’s®, and Vlasic®. We protect our trademarks by obtaining registrations where appropriate and opposing any infringement in key markets. We also own a design trademark in the United States, Canada and other countries on the Vlasic stork.

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

EMPLOYEES

We employ approximately 3,000 people with approximately 61% of our employees unionized. In 2008, the hourly workers in our Mattoon, Illinois manufacturing facility elected to join the United Food and Commercial Workers Union and we are currently working to negotiate a contract with these workers. We consider our employee relations to be generally good. See “Item 1A: Risk Factors—Risks Related to Our Business–Our financial well-being could be jeopardized by unforeseen changes in our employees’ collective bargaining agreements or shifts in union policy.”

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

SEASONALITY

Our sales and cash flows are affected by seasonal cyclicality. Sales of frozen foods, including seafood, tend to be marginally higher during the winter months. Sales of pickles, relishes and barbecue sauces tend to be higher in the spring and summer months and demand for Duncan Hines products tends to be higher around the Easter, Thanksgiving and Christmas holidays. We pack the majority of our pickles during a season extending from May through September and also increase our Duncan Hines inventories at that time in advance of the selling season. As a result, our inventory levels tend to be higher during August, September and October, and thus we require more working capital during these months. We are a seasonal net user of cash in the third quarter of the calendar year, which may require us to draw on the revolving credit facility commitments with our senior credit facilities.

INSURANCE

We maintain general liability and product liability, property, worker’s compensation, director and officer and other insurance in amounts and on terms that we believe are customary for companies similarly situated. In addition, we maintain excess insurance where we reasonably believe it is cost effective.

ADDITIONAL INFORMATION

Additional information pertaining to our businesses, including operating segments, is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Related Information” under Item 7 of this Form 10-K and in Note 17 of the Notes to Consolidated Financial Statements, which are included under Item 8 of this Form 10-K.

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

RISK FACTORS

The Deterioration of the Credit and Capital Markets May Adversely Affect our Access to Sources of Funding.

We rely on our revolving credit facilities, or borrowings backed by these facilities, to fund a portion of our seasonal working capital needs and other general corporate purposes. If any of the banks in the syndicates backing these facilities were unable to perform on its commitments, our liquidity could be impacted, which could adversely affect funding of seasonal working capital requirements. In addition, global capital markets have experienced volatility that has tightened access to capital markets and other sources of funding. In the event that we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all. If at any time there are borrowings outstanding under the revolving credit facility in an aggregate amount greater than $10.0 million, we are required to maintain a ratio of consolidated total senior secured debt to Consolidated EBITDA (as defined in the Senior Secured Credit Facility) for the most recently concluded four consecutive fiscal quarters (the “Senior Secured Leverage Ratio”) less than a ratio starting at a maximum of 7.00:1 at September 30, 2007 and stepping down over time to 6.50 in 2008, 5.75 in 2009, 5.00 in 2010 and 4.00 in 2011 and thereafter. See “Covenant Compliance” under the “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our inability to obtain financing on terms and within a time acceptable to us could have an adverse impact on our operations, financial condition and liquidity.

We Face Risks Associated With Certain Pension Obligations.

We hold investments in equity and debt securities in our qualified defined benefit pension plan. Deterioration in the value of plan assets, resulting from the general financial downturn or otherwise, could cause an increase in the underfunded status of our defined benefit pension plan, thereby increasing our obligation to make contributions to the plan. For example, from December 2007 to December 2008, the underfunding in our defined benefit pension plan increased from $7.4 million to $36.5 million. Our obligation to make contributions to the pension plan could reduce the cash available for working capital and other corporate uses, and may have an adverse impact on our operations, financial condition and liquidity.

We face significant competition in our industry.

The food products business is highly competitive. Numerous brands and products compete for shelf space and sales, with competition based primarily on product quality, convenience, price, trade promotion, consumer promotion, brand recognition and loyalty, customer service and the ability to identify and satisfy emerging consumer preferences. We compete with a significant number of companies of varying sizes, including divisions, subdivisions or subsidiaries of larger companies. Many of these competitors have multiple product lines, substantially greater financial and other resources available to them and may have lower fixed costs and be substantially less leveraged than we are. We cannot assure you that we will be able to compete successfully with these companies. Competitive pressures or other factors could cause us to lose market share, which may require us to lower prices, increase marketing and advertising expenditures or increase the use of discounting or promotional campaigns, each of which would adversely affect our margins and could result in a decrease in our operating results and profitability. With the deteriorating economic situation, private label competitors have strengthened considerably in the last year. Private label is a significant competitor in the pickles and peppers, syrups, bagels and pizza products. See “Item 1: Business—Competition.”

For most of our products, we are primarily a single source manufacturing system where a significant disruption in a facility could affect our business, financial condition and/or results of operations.

With the exception of our pickles, peppers and relish products that are produced in two facilities (Imlay City, MI and Millsboro, DE), all of our other products are produced at only one of our other manufacturing facilities or co-packers. Significant unscheduled downtime at one of these facilities due to equipment breakdowns, power failures, natural disasters, or any other cause could adversely affect our ability to provide products to our customers, which would affect our sales, business, financial condition and/or results of operations. Additionally, if product sales exceed forecasts, we could, from time to time, not have an adequate supply of products to meet customer demands, which could cause us to lose sales.

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

We use significant quantities of sugar, cucumbers, flour (wheat), poultry, seafood, vegetable oils, shortening, meat, corn syrup and other agricultural products as well as aluminum, glass jars, plastic trays, corrugated fiberboard and plastic packaging materials provided by third-party suppliers. We buy from a variety of producers and manufacturers, and alternate sources of supply are readily available. However, the supply and price are subject to market conditions and are influenced by other factors beyond our control, such as general economic conditions, unanticipated demand, problems in production or distribution, natural disasters, weather conditions during the growing and harvesting seasons, insects, plant diseases and fungi. The economic downturn experienced in the latter part of 2008 could negatively impact a supplier and in turn temporarily interrupt the supply of materials.

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

We are dependent upon a limited number of large customers with substantial purchasing power for a significant percentage of our sales. Sales to Wal-Mart Stores, Inc. represented 23%, 24% and 22%, of our consolidated net sales in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. We do not have a long-term supply contract with any of our major customers. Our top ten customers accounted for approximately 57%, 57% and 57% of our net sales in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The loss of one or more major customers, a material reduction in sales to these customers as a result of competition from other food manufacturers or the occurrence of a significant business interruption of our customers’ operations would result in a decrease in our revenues, operating results and earnings and adversely affect our ability to service our indebtedness.

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

During 2008, one of our co-packers filed for bankruptcy protection. Their assets were subsequently sold. In order to continue to supply our products to our customers, we entered into an agreement with the purchaser of the assets to temporarily lease the facility and operate the equipment while an alternative co-packer is identified. Our lease on this facility and equipment runs through March 2009 and an agreement for a replacement co-packer has been signed. We do not expect any significant disruption in supply. The economic downturn experienced in the latter part of 2008 could negatively impact any of our other co-packers, although we are not aware of any issues at this time, and such impact in turn could temporarily interrupt the supply of our finished product.

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

We may look to complete acquisitions in the future and if we do not successfully integrate such acquisitions, we may not realize anticipated operating advantages and cost savings, which would reduce our anticipated operating margins, operating results and profitability. The integration of companies involves a number of risks, including:

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

We employ approximately 3,000 people, with approximately 61% of our employees unionized. In 2008, the hourly workers in our Mattoon, Illinois manufacturing facility joined the United Food and Commercial Workers union. Additionally, in 2008 we temporarily took over the operation of one of our co-packers which we will operate through March 2009. The employees of this facility are unionized and we are now party to the agreement. We are now party to six collective bargaining agreements with the United Food and Commercial Workers Union, one of which was renewed in 2009. Although we consider our employee relations to generally be good, failure to extend or renew our collective bargaining agreements or a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that upon the expiration of our existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms wholly satisfactory to us.

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

We have a significant amount of goodwill and intangible assets on our consolidated balance sheet that is subject to impairment based upon future adverse changes in our business and the overall economic environment.

At December 28, 2008, the carrying value of goodwill and tradenames, based upon the final purchase price allocation in connection with the Blackstone Transaction, was $994.1 million and $910.1 million, respectively. We evaluate the carrying amount of goodwill and intangible assets for impairment on an annual basis, in December, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount. We have recorded impairment charges in recent years as well as 2008. The value of goodwill and intangible assets from the allocation of purchase price from the Blackstone Transaction is derived from our business operating plans at that time and is therefore susceptible to an adverse change in demand, input costs, general changes in the business or changes in the overall economic environment and could therefore require an impairment charge in the future.

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

Our success depends to a significant degree upon the continued contributions of senior management, certain of whom would be difficult to replace. Upon the completion of the Blackstone Transaction, Roger Deromedi, the former Chief Executive Officer of Kraft Foods Inc., was appointed to serve as Chairman. Departure by certain of our executive officers could have a material adverse effect on our business, financial condition or results of operations. We do not maintain key-man life insurance on any of our executive officers. We cannot assure you that the services of such personnel will continue to be available to us.

We may not be able to utilize all of our net operating loss carryforwards.

If there is an unfavorable adjustment from an IRS examination (whether as a result of a change in law or IRS policy or otherwise) that reduces any of our net operating loss carryforwards (“NOLs”), our cash taxes payable may increase, which could significantly reduce our future cash flow and impact our ability to make interest payments on our indebtedness, including the notes. As of December 28, 2008, we had NOLs for U.S. federal income tax purposes of $1.1 billion. These NOLs are subject to annual limitations under Section 382 of the Internal Revenue Code of 1986. These limitations and/or our failure to generate sufficient taxable income may result in the expiration of the net operating loss carryforwards before they may be utilized.

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

We have entered into co-packing (third-party manufacturing) agreements with several manufacturers for certain of our finished products. We believe that our manufacturing facilities, together with our co-packing agreements, provide us with sufficient capacity to accommodate our planned internal growth. Our co-packed finished products include our Duncan Hines product line, Aunt Jemima breakfast sandwich product line and certain seafood products. All of our Duncan Hines cake mix, brownie mix, specialty mix and frosting production equipment, including co-milling, blending and packaging equipment, are located at the contract manufacturers’ facilities. The most significant Duncan Hines co-packing agreement will expire in June 2015.

During 2008, one of our co-packers filed for bankruptcy protection. Their assets were subsequently sold. In order to continue to supply our products to our customers, we entered into an agreement with the purchaser of the assets to temporarily lease the facility and operate the equipment while an alternative co-packer is identified. Our lease on this facility and equipment runs through March 2009 and an agreement for a replacement co-packer has been signed. We do not expect any significant disruption in supply.

We lease office space under operating leases (expiring) in Mountain Lakes, New Jersey (November 2013); Cherry Hill, New Jersey (May 2011); Lewisburg, Pennsylvania (Month to Month); Fayetteville, Arkansas (Month to Month); and Mississauga, Ontario (August 2015).

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

On May 18, 2004, the Company received notice from defendant, US Cold Storage, the owner of the leased warehouse, requesting that it accept the tender of defense for US Cold Storage in this case in accordance with the indemnification provision of the warehouse lease. In November 2008, the Company paid $13,000 and the matter was settled and dismissed.

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

American Cold Storage—North America, L.P. v. P.F. Distribution, LLC and Pinnacle Foods Group Inc.

On June 26, 2005, the Company was served with a Summons and Complaint in the above matter, which was filed in the Circuit Court of Madison County, Tennessee. American Cold Storage (“ACS”) operates a frozen storage warehouse and distribution facility (the “Facility”) located in Madison County, Tennessee, near the Company’s Jackson, Tennessee plant. In April 2004, the Company entered into discussions with ACS to utilize the Facility. Terms were discussed, but no contract was ever signed. Shortly after shipping product to the Facility, the Company discovered that the Facility was incapable of properly handling the discussed volume of product and began reducing its shipments to the Facility. The original complaint sought damages not to exceed $1.5 million, together with associated costs. On May 3, 2006, the Company’s attorney received notice from counsel for ACS that it was increasing its damage claim in the suit from $1.5 million to $5.5 million. The judge had set a trial date for August 2008. However, prior to the court date, the Company settled the litigation by paying $0.7 million to ACS on August 27, 2008 and the case was dismissed with prejudice. The resolution of this matter did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Gilster Mary Lee Corporation v. Pinnacle Foods

In September 2006, Gilster Mary Lee Corporation (“Gilster”), the primary co-packer of the Company’s Duncan Hines products, filed suit against us alleging that monies were due to Gilster from the Company for a warehouse/handling fee under an existing contract. While certain of these fees are required by the contract, the calculation of the fees was the issue in dispute. In U.S. District Court in January 2008, a verdict was returned in favor of Gilster. The Company had fully reserved the amount of the verdict. On July 17, 2008, the Company and Gilster settled the case for full payment of the amount reserved, and dismissed all appeals. In addition, an amendment was made to the contract modifying the disputed warehouse/handling fee and certain payment terms from the date of settlement forward. The resolution of this matter did not have a material impact on the Company’s financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for our common stock. As of December 28, 2008, one hundred percent of our common stock was held by our parent, Crunch Holding Corp. We did not pay any dividends in respect to our common stock in fiscal 2008.

Our senior secured credit facilities, the indenture governing our 9.25% Senior Notes due 2015 (the “Senior Notes Indenture”) and the indentures governing our 10.625% Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes Indenture” and together with the Senior Notes Indenture, the “Indentures”) each contain covenants that limit our ability to pay dividends and take on additional indebtedness. The indentures contain a limitation on restricted payments, including dividends, that is described in greater detail in footnotes (3) and (4) to the last table in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt—Covenant Compliance” included elsewhere in this Form 10-K. The senior secured credit facilities also limit our ability to make restricted payments, including dividends, subject to exceptions, including an exception that permits restricted payments up to an aggregate amount of (together with certain other amounts) the greater of $50 million and 2% of our consolidated total assets, so long as no default has occurred and is continuing and our pro forma Senior Secured Leverage Ratio would be no greater than 4.25 to 1.00. For the description of our Senior Secured Leverage Ratio and its level as of the last balance sheet date, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt—Covenant Compliance.” In addition, the senior secured credit facilities and the indentures contain exceptions from the limitation on restricted payments that would allow dividends on common stock following the first public offering, if any, of our common stock in an amount up to 6% per year of the net proceeds received by or contributed to our company in or from such public offering, subject to exceptions.

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

On November 25, 2003, J.P. Morgan Partners, LLC, J.W. Childs Associates, L.P. and CDM Investor Group LLC, together with certain of their affiliates, acquired our company (the “2003 Acquisition”). For purposes of identification and description, the Company is referred to as “2003 Predecessor” for the period prior to the 2003 Acquisition.

The following table sets forth selected historical consolidated financial and other operating data for the following periods:

•	for Successor and its subsidiaries as of and for the fiscal year ended December 28, 2008 and the 39 weeks ended December 30, 2007;

•

for Predecessor and its subsidiaries for the period from January 1, 2007 to April 2, 2007, immediately prior to the consummation of the Blackstone Transaction, as of and for the years ended December 31, 2006 and December 25, 2005, as of and for the 21 weeks ended December 26, 2004, and as of and for the 36 weeks ended July 31, 2004.

•	for the 2003 Predecessor, for the 16 weeks ended November 24, 2003.

The selected financial data of the Successor as of and for the fiscal year ended December 28, 2008 and the 39 weeks ended December 30, 2007, and the selected financial data of the Predecessor for the period from January 1, 2007 to April 2, 2007, immediately prior to the consummation of the Blackstone Transaction, and for the year ended December 31, 2006 have been derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The fiscal year ended and December 25, 2005, the 21 weeks ended December 26, 2004 and the fiscal years ended July 31, 2004 have been derived from the audited consolidated financial statements of the Predecessor. The 16 weeks ended November 24, 2003 has been derived from the audited consolidated financial statements of the 2003 Predecessor.

The selected financial data presented below should be read in conjunction with our consolidated financial statements and the notes to those statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Successor		Predecessor					2003 Predecessor
($ in Thousands)	Fiscal Year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal Year ended December 31, 2006	Fiscal Year ended December 25, 2005	21 weeks ended December 26, 2004	36 weeks ended July 31, 2004	16 weeks ended November 24, 2003
Statement of operations data:
Net sales	$1,556,408	$1,137,898	$376,587	$1,442,256	$1,255,735	$511,190	$574,352	$181,379
Cost of products sold	1,217,929	895,306	293,191	1,122,646	997,198	420,080	502,967	134,233

Gross profit	338,479	242,592	83,396	319,610	258,537	91,110	71,385	47,146
Operating expenses
Marketing and selling expenses	111,372	87,409	34,975	103,550	101,159	53,588	57,910	24,335
Administrative expenses	47,832	40,715	17,714	52,447	40,242	15,216	32,258	9,454
Research and development expenses	3,496	2,928	1,437	4,037	3,625	1,459	2,436	814
Goodwill impairment charges	—	—	—	—	54,757	4,308	1,835	—
Other expense (income), net	24,363	12,028	51,042	14,186	31,836	5,680	38,096	7,956

Total operating expenses	187,063	143,080	105,168	174,220	231,619	80,251	132,535	42,559

Earnings (loss) before interest and taxes	151,416	99,512	(21,772)	145,390	26,918	10,859	(61,150)	4,587
Interest expense	153,280	124,504	39,079	86,615	71,104	26,260	26,240	9,310
Interest income	319	1,029	486	1,247	584	120	320	143

Earnings (loss) before income taxes	(1,545)	(23,963)	(60,365)	60,022	(43,602)	(15,281)	(87,070)	(4,580)
Provision (benefit) for income taxes	27,036	24,746	6,284	26,098	(426)	9,425	(3,157)	(1,506)

Net earnings (loss)	$(28,581)	$(48,709)	$(66,649)	$33,924	$(43,176)	$(24,706)	$(83,913)	$(3,074)

Other financial data:
Net cash provided by (used in) operating activities	$16,759	$60,139	$55,684	$161,563	$64,747	$(2,488)	$31,070	$(23,439)
Net cash used in investing activities	(32,598)	(1,340,353)	(5,027)	(213,657)	(28,775)	(12,455)	(1,058,781)	(1,511)
Net cash provided by (used in) financing activities	14,239	1,286,062	(46,293)	63,912	(37,688)	(20,639)	1,018,534	(262)
Depreciation and amortization	62,509	45,671	10,163	42,187	39,088	17,068	24,570	6,136
Capital expenditures	32,598	22,935	5,027	26,202	30,931	8,073	9,826	1,511
Ratio of earnings to fixed charges (1)	NM	NM	NM	1.68x	NM	NM	NM	NM
Balance sheet data:
Cash and cash equivalents	$4,261	$5,999	$—	$12,337	$519	$2,235	$37,781	$—
Working capital (2)	131,234	80,556	—	105,569	84,517	77,302	81,524	—
Total assets	2,632,200	2,667,079	—	1,792,081	1,636,494	1,765,625	1,784,610	—
Total debt (3)	1,785,352	1,770,171	—	920,963	888,648	943,080	944,328	—
Total liabilities	2,324,627	2,307,464	—	1,353,726	1,279,970	1,372,258	1,366,595	—
Shareholders’ equity	307,573	359,615	—	438,355	356,524	393,367	418,015	—

(1)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings (loss) before income taxes and fixed charges. Fixed charges consist of (i) interest expense, including amortization of debt acquisition costs and (ii) one-third of rent expense, which management believes to be representative of the interest factor thereon. The Successor’s earnings for the fiscal year ending 2008 and the 39 weeks ending December 30, 2007 were insufficient to cover fixed charges by $1.5 million and $24.0 million, respectively. The Predecessor’s earnings for the 13 weeks ending April 2, 2007, fiscal 2005, the 21 weeks ended December 26, 2004 and the 36 weeks ended July 31, 2004 were insufficient to cover fixed charges by $60.3 million, $43.6 million, $15.3 million and $87.1 million, respectively. The 2003 Predecessor’s earnings for the 16 weeks ended November 24, 2003 were insufficient to cover fixed charges by $4.6 million.

(2)	Working capital excludes notes payable, revolving debt facility and current portion of long term debt.

(3)	Total debt includes notes payable, revolving debt facility and current portion of long term debt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions, except where noted)

The following discussion and analysis of our results of operations and financial condition covers periods prior to the consummation of the Blackstone Transaction and periods subsequent to the consummation of the Blackstone Transaction. The discussion and analysis of historical periods prior to the consummation of the Blackstone Transaction does not reflect the significant impact that the Blackstone Transaction had on us, including significantly increased leverage and liquidity requirements, new costs, as well as cost savings initiatives (and related costs) to be implemented in connection with the Blackstone Transaction. You should read the following discussion of our results of operations and financial condition with the “Selected Financial Data” and the audited consolidated financial statements appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Item 1A: Risk Factors” section of this Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.

Information presented for the fiscal years ended December 28, 2008 and December 31, 2006 is based on our audited consolidated financial statements for those periods. Information presented for the fiscal year 2007 is based on the combination of the audited 39 weeks ended December 30, 2007 and the audited 13 weeks ended April 2, 2007, immediately prior to the consummation of the Blackstone Transaction. This combination represents what we believe is the most meaningful basis for comparison of the fiscal year ended December 28, 2008, the 52 weeks ended December 30, 2007, and the fiscal year ended December 31, 2006 , although the presentation of the 52-week period ended December 30, 2007 is not in accordance with GAAP. We believe that these are the most meaningful bases for comparison because the customer base, products, manufacturing facilities and types of marketing programs were the same under the Predecessor as they are under the Successor. Also, the results for the fiscal year ended December 31, 2006 are based on a 53 week year and include the results of operations of the Armour Business from the date of acquisition on March 1, 2006.

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

Overview

We are a leading producer, marketer and distributor of high quality, branded food products, the results of which are managed and reported in two operating segments: dry foods and frozen foods. The dry foods segment consists of the following product lines (brands): baking (Duncan Hines®), condiments (Vlasic®, Open Pit®), syrup (Mrs. Butterworth’s® and Log Cabin®) and canned meat (Armour®). The frozen foods segment consists of the following product lines (brands): frozen dinners (Hungry-Man®, Swanson®), frozen prepared seafood (Mrs. Paul’s®, Van de Kamp’s®), frozen breakfast (Aunt Jemima®), bagels (Lender’s®), and frozen pizza (Celeste®).

Business Drivers and Measures

In operating our business and monitoring its performance, we pay attention to trends in the food manufacturing industry and a number of performance measures and operational factors. This discussion includes forward-looking statements that are based on our current expectations.

Industry Factors

Our industry is characterized by the following general trends:

•

Industry Growth. Growth in our industry is driven primarily by population and modest product selling price increases; however, price increases have accelerated in 2008 to offset increased commodity costs. Incremental growth is principally driven by product, packaging and process innovation.

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

•

Consumer Tastes and Trends. Consumer trends, such as changing health trends and focus on convenience and products tailored for busy lifestyles, present both opportunities and challenges for our business. In order to maintain and grow our business, we must react to these trends by offering products that respond to evolving consumer needs. Consumer trends are difficult to predict and vary over time. In 2008, for example, sales in our Seafood and Hungry-Man businesses declined, but sales in our Armour, syrups and dry private label businesses increased. Although no one can predict with certainty the effects of the current economic recession, we believe that sales of some of our products may by positively affected to the extent consumers decide to eat more meals at home.

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

We give detailed information on these factors below under “—Results of Operations.” The timing and magnitude of changes in our prices can have an effect on our volumes. In the first quarter of 2008, we raised prices, which negatively affected our net sales in that quarter.

Cost Factors

Our important costs include the following:

•

Raw materials, such as sugar, cucumbers, flour (wheat), corn, soybean oils, dairy products, poultry and seafood, among others, are available from numerous independent suppliers but are subject to price fluctuations due to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, weather conditions and insects, among others. Overall, we experienced general inflationary pressure in 2007, consistent with the food industry. This inflationary pressure has increased significantly in 2008, particularly in wheat, corn, edible oils and to a lesser extent, dairy products, although trends began to improve towards the end of the year.

•

Packaging costs. Our broad array of products entails significant costs for packaging and is subject to fluctuations in the price of aluminum, glass jars, plastic trays, corrugated fiberboard and plastic packaging materials.

•

Freight and distribution. We use a combination of common carriers and inter-modal rail to transport our products from our manufacturing facilities to distribution centers and to deliver products to retailers from those centers. Our freight and distribution costs are influenced by fuel costs, which increased significantly in the first nine months of 2008, before coming back down to more historical levels in the fourth quarter.

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

•

Impairment of Goodwill and Long-Lived Assets. We test our goodwill and intangible assets annually or more frequently (if necessary) for impairment and have recorded impairment charges in recent years as well as 2008. The value of goodwill and intangibles from the allocation of purchase price from the Blackstone Transaction is derived from our business operating plans at that time and is therefore susceptible to an adverse change that could require an impairment charge.

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

Recent Transactions

On February 10, 2007, Crunch Holding Corp. (“Crunch Holding”), our parent company, entered into an Agreement and Plan of Merger with Peak Holdings LLC (“Peak Holdings”), a Delaware limited liability company controlled by affiliates of The Blackstone Group, Peak Acquisition Corp (“Peak Acquisition”), a wholly-owned subsidiary of Peak Holdings, and Peak Finance LLC, providing for the acquisition of Crunch Holding. Under the terms of Agreement and Plan of Merger, the purchase price for Crunch Holding was $2,162.5 million in cash plus an amount equal to the aggregate exercise prices of vested options less the amount of indebtedness of Crunch Holding and its subsidiaries outstanding immediately prior to the closing and certain transaction costs, subject to purchase price adjustments based on the amount of our working capital and indebtedness as of the closing. At the closing, on April 2, 2007, Peak Acquisition merged with and into Crunch Holding, with Crunch Holding as the surviving corporation (the “Merger”), and Peak Finance LLC merged with and into Pinnacle Foods Finance LLC, with Pinnacle Foods Finance LLC as the surviving entity. As a result of the Merger, Crunch Holding became a wholly owned subsidiary of Peak Holdings. In connection with the Merger, we repaid the indebtedness under the Predecessor’s senior secured credit facilities, repurchased the Predecessor’s outstanding 8.25% senior subordinated notes due 2013 pursuant to a tender offer and consent solicitation and paid related fees and expenses.

On March 1, 2006, we acquired certain assets and assumed certain liabilities of the food products business (the “Armour Business”) of The Dial Corporation for $189.2 million in cash, including transaction expenses. The acquisition of the Armour Business complements our existing product lines that together are expected to provide growth opportunities and scale. The Armour Business is a leading manufacturer, distributor and marketer of products in the $1.1 billion canned meat category. Most of the products are produced at the manufacturing facility located in Ft. Madison, Iowa, which was acquired in the transaction. Products are sold under the Armour brand name as well as private label and co-pack arrangements. The Armour Business offers products in twelve of the fifteen segments within the canned meat category, including Vienna sausage, potted meat and sliced dried beef. The consolidated financial statements include the results of operations of the Armour Business beginning March 1, 2006.

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

Impairment of Goodwill and Other Long-Lived Assets

In the fourth quarter of 2006, we reassessed the long-term growth rate of sales of the products under the Aunt Jemima brand. Due to increased competition, management reduced the expected future growth rates and as a result, recorded an impairment of the tradename asset in the amount of $2.7 million. The charge is recorded in the Other expense (income), net line item on our consolidated statements of operations and is reported in the frozen foods segment.

In fiscal 2007, we experienced declines in net sales of our Open Pit branded products. Upon reassessing the long-term growth rates of the brand, we recorded an impairment of the tradename asset in the amount of $1.2 million. The charge is recorded in the Other expense (income), net line in the Consolidated Statements of Operations and is reported in the dry foods segment.

In 2008, the Company recorded impairment charges for its Van de Kamp’s ($8.0 million), Mrs. Paul’s ($5.6 million), Lenders ($0.9 million) and Open Pit tradenames ($0.6 million). The charges are the result of the Company reassessing the long-term growth rates for its branded products. The charges are recorded in the Other expense (income), net line on the Consolidated Statement of Operations and are reported in the dry foods ($0.6 million) and frozen foods ($14.5 million) segments.

Items Affecting Comparability

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

•

We recorded non-cash equity compensation of $1.4 million for certain ownership units of Crunch Equity Holdings, LLC issued to CDM Investor Group LLC, which was controlled by members of PFG LLC’s management in connection with the Armour acquisition.

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

During fiscal 2008, our earnings (loss) before interest and taxes were impacted by certain items. These items included:

•

In April of 2008, the Company settled a lawsuit with R2 Top Hat, Ltd., relating to its claim against Aurora Foods Inc., which merged with the Company in March 2004. Under the settlement, the Company paid R2 Top Hat, Ltd. $10 million in full payment of the excess leverage fees related to the Aurora prepetition bank facility, all related interest and all other out-of-pocket costs. After this settlement, there are no remaining contingencies related to the excess leverage fees under the Aurora prepetition bank facility. Accordingly, the remaining $10.0 million accrued liability assumed in the merger with Aurora and recorded at fair value of $20.1 million in the purchase price allocation for the Blackstone Transaction was reduced to $0 and the related credit, net of related expenses, was recorded in Other (income) expense, net in the Consolidated Statement of Operations.

•

In December 2008, the Company recorded impairment charges for its Van de Kamp’s ($8.0 million), Mrs. Paul’s ($5.6 million), Lenders ($0.9 million) and Open Pit tradenames ($0.6 million). The charges are the result of the Company reassessing the long-term growth rates for its branded products and are recorded in Other (income) expense, net in the Consolidated Statement of Operations.

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

Shipments is a non-GAAP financial measure. We include it in our management’s discussion and analysis because we believe that it is a relevant financial performance indicator for our company as it measures the increase or decrease in our revenues caused by shipping more or less physical case volume multiplied by our published list prices. It is also a measure used by our management to evaluate our revenue performance. This measure is not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of performance. Using only this non-GAAP financial measure to analyze our performance would have material limitations because the calculation is based on the subjective determination of management regarding the nature and classification of events and circumstances that investors may find significant. Management compensates for these limitations by presenting both the GAAP and non-GAAP measures of these results.

The following table reconciles shipments to net sales for the total company, the dry foods segment and the frozen foods segment for fiscal 2008, fiscal 2007 and fiscal 2006.

For the fiscal year ended:

	Total			Dry Foods			Frozen Foods
	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2008	Fiscal 2007	Fiscal 2006
Shipments	$2,030.5	$2,014.4	$1,957.0	$1,162.8	$1,130.0	$1,077.5	$867.7	$884.4	$879.5
Less: Aggregate trade marketing and consumer coupon redemption expenses	463.5	483.7	496.1	244.6	260.3	273.7	218.9	223.4	222.4
Less: Slotting expense	10.6	16.2	18.6	2.9	5.8	6.2	7.7	10.4	12.4

Net sales	$1,556.4	$1,514.5	$1,442.3	$915.3	$863.9	$797.6	$641.1	$650.6	$644.7

Consolidated Statements of Operations

The following tables set forth statement of operations data expressed in dollars and as a percentage of net sales. In accordance with GAAP, the results for fiscal 2006 only include the results of operations of the Armour Business from the date of the acquisition, March 1, 2006, through the end of the period.

	Fiscal 2008		Combined Fiscal 2007		Fiscal 2006
Net sales	$1,556.4	100.0%	$1,514.5	100.0%	$1,442.3	100.0%
Cost of products sold	1,217.9	78.3%	1,188.5	78.5%	1,122.6	77.8%

Gross profit	338.5	21.7%	326.0	21.5%	319.7	22.2%
Operating expenses
Marketing and selling expenses	111.4	7.2%	122.4	8.1%	103.6	7.2%
Administrative expenses	47.8	3.1%	58.4	3.9%	52.4	3.6%
Research and development expenses	3.5	0.2%	4.4	0.3%	4.1	0.3%
Other expense (income), net	24.4	1.6%	63.1	4.2%	14.2	1.0%

Total operating expenses	187.1	12.0%	248.3	16.4%	174.3	12.1%

Earnings before interest and taxes	$151.4	9.7%	$77.7	5.1%	$145.4	10.1%

	Fiscal 2008	Combined Fiscal 2007	Fiscal 2006
Net sales:
Dry foods	$915.3	$863.9	$797.6
Frozen foods	641.1	650.6	644.7

Total	$1,556.4	$1,514.5	$1,442.3

Earnings (loss) before interest and taxes
Dry foods	$133.3	$105.1	$121.7
Frozen foods	21.2	34.2	43.5
Unallocated corporate expenses	(3.1)	(61.6)	(19.8)

Total	$151.4	$77.7	$145.4

Depreciation and amortization
Dry foods	$30.8	$27.7	$21.2
Frozen foods	31.7	28.1	21.0

Total	$62.5	$55.8	$42.2

Fiscal year ended December 28, 2008 (52 weeks) compared to fiscal year ended December 30, 2007 (52 weeks)

Net sales. Shipments in the twelve months ended December 28, 2008 were $2,030.5 million, an increase of $16.1 million, compared to shipments in the twelve months ended December 30, 2007 of $2,014.4 million. The $16.1 million increase in shipments includes a 3.5% weighted average selling price increase. Net sales in the twelve months ended December 28, 2008 were $1,556.4 million, an increase of $41.9 million, compared to net sales in the twelve months ended December 30, 2007 of $1,514.5 million. The increase in net sales was the result of an increase in shipments of $16.1 million and a $25.8 million decrease in aggregate trade marketing and consumer coupon redemption expenses and slotting expenses. The 3.5% weighted average selling price increase combined with the lower rate of trade marketing and consumer coupon redemption expenses and slotting expenses results in an effective 5.5% weighted average net selling price increase.

Dry foods: Shipments in the twelve months ended December 28, 2008 were $1,162.8 million, an increase of $32.8 million. The $32.8 million increase in shipments includes a 3.3% weighted average selling price increase. The increase was due to increases in sales by our private label, Armour, and syrups businesses. Aggregate trade marketing and consumer coupon redemption expenses decreased $18.6 million. As a result, dry foods net sales increased $51.4 million, or 6.0%, for the twelve months ended December 28, 2008. The 3.3% weighted average selling price increase combined with the lower rate of trade marketing and consumer coupon redemption expenses and slotting expenses resulted in an effective 6.3% weighted average net selling price increase.

Frozen foods: Shipments in the twelve months ended December 28, 2008 were $867.7 million, a decrease of $16.7 million. The $16.7 million decrease in shipments is net of a 3.8% weighted average selling price increase. The change was mainly driven by declines in sales by our seafood and Hungry-Man businesses. Aggregate trade and consumer coupon redemption expenses decreased $7.2 million in the twelve months ended December 28, 2008. As a result, frozen foods net sales decreased $9.5 million, again principally resulting from the seafood and Hungry-Man businesses. The 3.8% weighted average selling price increase combined with the lower rate of trade marketing and consumer coupon redemption expenses and slotting expenses resulted in an effective 4.2% weighted average net selling price increase.

Gross profit. Gross profit was $338.5 million, or 21.7% of net sales in the twelve months ended December 28, 2008, versus gross profit of $326.0 million, or 21.5% of net sales in the twelve months ended December 30, 2007. Included in the gross profit for the twelve months ended December 30, 2007 was a charge of $40.2 million related to post-acquisition sales of inventories written up to fair value at the date of the Blackstone Transaction and $1.2 million of stock compensation expense also related to the Blackstone Transaction. The gross profit for the twelve months ending December 28, 2008 was $338.5 million, or 21.7% of net sales, a 2.5% percentage point decline versus the balance of the gross profit (excluding the aforementioned charges) for the twelve months ending December 30, 2007 of $367.4 million, or 24.2% of net sales. The principal driver of the decreased gross profit as a percent of net sales was higher raw material commodity costs (principally wheat, corn, edible oils, and to a lesser extent dairy products), in excess of selling price increases, which reduced gross margin by 4.8 percentage points. Somewhat offsetting this 4.8 percentage point decrease was reduced aggregate trade marketing (including slotting) and consumer coupon redemption expenses that are classified as reductions to net sales. The change in these costs accounted for 1.5 percentage points of higher gross profit in 2008. Additionally, reduced freight and distribution expenses accounted for a 0.8 percentage point improvement.

Marketing and selling expenses. Marketing and selling expenses were $111.4 million, or 7.2% of net sales, in the twelve months ended December 28, 2008 compared to $122.4 million, or 8.1% of net sales, in the twelve months ended December 30, 2007. Included in the expenses for the twelve months ended December 30, 2007 was $2.9 million of stock compensation expense related to the acceleration of the vesting in the Predecessor’s stock options as a result of the Blackstone Transaction. The remaining change was due to lower advertising expense of $6.7 million, primarily in our seafood and Vlasic businesses, and decreased selling overhead expense.

Administrative expenses. Administrative expenses were $47.8 million, or 3.1% of net sales, in the twelve months ended December 28, 2008 compared to $58.4 million, or 3.9% of net sales, in the twelve months ended December 30, 2007. Included in the expenses for the twelve months ended December 30, 2007 was $3.9 million of stock compensation expense related to the acceleration of the vesting in the Predecessor’s stock options as a result of the Blackstone Transaction. The balance of the decrease was principally related to lower management bonus accruals and the elimination of certain expenses of the former Chairman, partially offset by additional headcount to build capability.

Research and development expenses. Research and development expenses were $3.5 million, or 0.2% of net sales, in the twelve months ended December 28, 2008 compared with $4.4 million, or 0.3% of net sales, in the twelve months ended December 30, 2007. Included in the expenses for the three months ended December 30, 2007 was $0.3 million of stock compensation expense related to the acceleration of the vesting in the Predecessor’s stock options as a result of the Blackstone Transaction.

Other expense (income), net. The following table shows other expense (income), net:

	Twelve Months Ended
	December 28, 2008	December 30, 2007
	In Thousands
Other expense (income), net consists of:
Restructuring and impairment charges	$15,100	$1,246
Gain on litigation settlement	(9,988)	—
Amortization of intangibles/other assets	19,245	18,490
Merger related costs	—	49,129
Gain on extinguishment of subordinate notes		(5,670)
Royalty expense (income), net and other, net	6	(125)

Total other expense (income), net	$24,363	$63,070

For the year ended December 28, 2008, trade name impairment charges totaled $15.1 million, consisting of $8.0 million on our Van de Kamp brand, $5.6 million on our Mrs. Paul’s brand, $0.9 million on our Lenders brand, and $0.6 million on our Open Pit brand. For the year ended December 30, 2007, restructuring and impairment charges totaled $1.2 million, principally due to a $1.2 million trade name impairment charge on our Open Pit brand. In the twelve months ended December 28, 2008, we recorded the impact of the final settlement of litigation related to excess leverage fees incurred by Aurora under its credit agreement prior to its acquisition by us in 2004, resulting in a reduction of the accrued liability and a gain on litigation settlement of $10.0 million. Amortization was $19.2 million in the twelve months ended December 28, 2008 as compared to $18.5 million in the twelve months ended December 30, 2007. The 2008 expense includes additional amortization related to the increase in value of the definite-lived intangible assets as a result of the purchase price allocation of the Blackstone Transaction. Included in the expense for the twelve months ended December 30, 2007 was $49.1 million of merger costs related to the Blackstone Transaction (see Note 8 to the Consolidated Financial Statements). These costs included $35.5 million related to the cash tender offer for the Predecessor’s 8.25% Senior Subordinated Notes, $12.9 million related to the termination of certain of the Predecessor’s contracts, and $0.7 million related to payroll taxes. In addition, the year ended December 30, 2007 includes a $5.7 million gain on the extinguishment of subordinated notes which were redeemed by the company in December 2007.

Earnings before interest and taxes. Earnings before interest and taxes (EBIT) increased $73.7 million to $151.4 million in the twelve months ended December 28, 2008 from $77.7 million in EBIT in the twelve months ended December 30, 2007. The year ended December 28, 2008 included trade name impairment charges totaled $15.1 million and the year ended December 30, 2007 included restructuring and impairment charges totaled $1.2 million, as described in other expense (income) above. For the twelve months ended December 28, 2008, the unallocated corporate expenses include the $10.0 million gain on litigation settlement as described in other expense (income) above. Included in the twelve months ended December 30, 2007 is $8.4 million of stock compensation expense and $49.1 million of merger costs as described in the other expense (income) paragraph above (see Note 8 to the Consolidated Financial Statements), both related to the Blackstone Transaction. The merger costs of $49.1 million are included in unallocated corporate expenses. Also included in the twelve months ended December 30, 2007 , are costs of products sold related to the post-acquisition sales of inventories written up to fair value at the date of the Blackstone Transaction of $40.2 million. In addition, the year ended December 30, 2007 includes a $5.7 million gain on the extinguishment of subordinated notes which were redeemed by the company in December 2007, which is included in the unallocated corporate expenses. This increase in EBIT resulted from a $58.5 million decrease in unallocated corporate expenses, a $28.2 million increase in dry foods EBIT, and a $13.0 million decrease in frozen foods EBIT.

Dry foods: Dry foods EBIT increased $28.2 million in the twelve months ended December 28, 2008, to $133.3 million from $105.1 million in the twelve months ended December 30, 2007. The year ended December 28, 2008 includes a trade name impairment charge of $0.6 million related to our Open Pit brand. The year ended December 30, 2007 also included a tradename impairment charge of $1.2 million related to our Open Pit brand. The twelve months ended December 30, 2007 included a $28.5 million charge related to post-acquisition sales of inventories written up to fair value at the date of the Blackstone Transaction and $5.0 million of stock compensation expense also related to the Blackstone Transaction. In addition, the year ended December 30, 2007 included a $9.0 million reduction in cost resulting from the elimination of OPEB obligation associated with a new labor contract at our Ft. Madison facility. The balance of the dry foods EBIT increased $3.1 million and was principally driven a 6.0% increase in net sales, which includes a $37.5 million impact of selling price increases on some of our products, and the impact of lower slotting and coupon expense, both of which are recorded as reductions from net sales, and lower advertising expense, principally in our Vlasic and Armour businesses. Somewhat offsetting these increases were the impact of higher commodity cost expense effecting cost of products sold.

Frozen foods: Frozen foods EBIT decreased by $13.0 million in the twelve months ended December 28, 2008, to $21.2 million from $34.2 million in the twelve months ended December 30, 2007. For the year ended December 28, 2008, trade name impairment charges totaled $14.5 million, consisting of $8.0 million on our Van de Kamp brand, $5.6 million on our Mrs. Paul’s brand, and $0.9 million on our Lenders brand. The twelve months ended December 30, 2007 included a $11.7 million charge related to post-acquisition sales of inventories written up to fair value at the date of the Blackstone Transaction and $3.3 million of stock compensation expense also related to the Blackstone Transaction. The balance of the frozen foods EBIT decreased $13.5 million and was principally driven by commodity cost increases and a $9.5 million decline in net sales, which includes a $33.7 million impact of selling price increases on some of our products. Somewhat offsetting these declines was the impact of lower slotting and coupon expense, both of which are recorded as reductions from net sales, and lower advertising expense, principally in the seafood business.

Interest expense, net. Interest expense, net was $153.0 million in the twelve months ended December 28, 2008, compared to $162.1 million in the twelve months ended December 30, 2007.

The comparison of interest expense, net, for 2008 versus 2007 is impacted by the following non-cash items: the 2008 de-designation and termination of the our 2007 interest rate hedges, and, in 2007, the charge off of unamortized debt issue costs and premium related to the redemption of the Predecessors debt and the amortization of the Blackstone Transaction bridge financing costs.

Impacting interest expense in the fourth quarter of 2008 were two occurrences related to the 2007 interest rate swap agreements we had with Lehman Brothers Special Financing (LBSF), a subsidiary of Lehman Brothers. One: on October 3, 2008, LBSF filed for bankruptcy protection which resulted in the interest rate hedges being de-designated as effective hedges. At that time, the cumulative mark to market adjustment in Other Comprehensive Income related to these interest rate hedges was $11.5 million which is being amortized into interest expense over the remaining original contract life of the hedges, of which $1.3 million was amortized in 2008. Two: interest expense includes a mark to market adjustment of $5.5 million for the period from the de-designation date of October 3, 2008 to the date we terminated the interest rate hedges on October 24, 2008.

The decrease in interest expense, net, in 2008 compared to 2007 is substantially impacted by a charge of $24.1 million in the twelve months ended December 30, 2007 for the unamortized portion of the deferred financing costs, partially offset by a credit of $5.2 million for the unamortized portion of the original issue premium, both related to the redemption of the Predecessor’s debt and $4.2 million of amortization of the Blackstone Transaction bridge financing costs in 2007.

The remaining $7.2 million increase in interest expense, net, was the result of $13.5 million attributed to higher average bank debt levels, $2.1 million attributed to higher bond debt interest rates, $1.2 million in lower interest income, and $0.8 million of other items, partially offset by $8.4 million attributed to lower interest rates on our bank borrowings, $1.2 million attributed to lower bond debt levels, and $0.8 million of lower amortization of debt issue costs.

Included in the interest expense, net, amount was $16.2 million (which includes the $5.5 million mark to market adjustment discussed above) and ($2.1) million for the twelve months ended December 28, 2008 and the twelve months ended December 30, 2007 respectively, recorded from losses and (gains) on interest rate swap agreements occurring in the normal course. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains and losses realized on the interest rate swap agreements are recorded as an adjustment to interest expense.

Additionally, later in 2008 we entered into new interest rate hedges. Our interest swap agreements that we entered into during the later part of 2008 are designated as hedges under SFAS No. 133, and included in Accumulated Other Comprehensive Income in the twelve months ended December 28, 2008 was a $12.6 million loss resulting from the mark-to-market of these swaps

Provision for income taxes. The effective tax rate was (1,749.9%) in the twelve months ended December 28, 2008, compared to (36.8%) in the twelve months ended December 30, 2007. We maintain a full valuation allowance against net deferred tax assets excluding indefinite lived intangible assets, and the effective rate difference is primarily due to the change in the valuation allowance for the twelve-month period. Deferred tax liabilities are recognized for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets.

Under Internal Revenue Code Section 382, the Company is a loss corporation. Section 382 of the Code places limitations on our ability to use Aurora’s net operating loss carry-forward to offset our income. The annual net operating loss limitation is approximately $14 to 18 million subject to other rules and restrictions. See note 13 to our audited consolidated financial statements.

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

Dry foods: Shipments in the year ended December 30, 2007 were $1,130.0 million, an increase of $52.5 million, or 4.9%, compared to shipments in the year ended December 31, 2006. The full year inclusion of the Armour business in 2007 net sales resulted in $36.1 million of increased shipments. The increase in our remaining businesses was due to increases in our Vlasic and syrup product lines, and our Canadian business. Aggregate trade marketing and consumer coupon redemption expenses and slotting expenses decreased $13.8 million. The Armour acquisition resulted in $4.7 million of increased aggregate trade marketing and consumer coupon redemption expenses and slotting expenses. Of the remaining businesses, aggregate trade marketing and consumer coupon redemption expenses and slotting expenses decreased $18.5 million. As a result, dry foods net sales increased $66.3 million, of which $31.4 million of the increase resulted from the sales of products related to the acquisition of the Armour business. The net sales of the remaining businesses increased $34.9 million, or 5.7%, for the year ended December 30, 2007, led by our Vlasic, syrup and Duncan Hines product lines and principally due to decreased aggregate trade marketing and consumer coupon redemption expenses and slotting expenses.

Frozen foods: Shipments in the year ended December 30, 2007 were $884.4 million, an increase of $4.9 million, or 0.6%, compared to shipments in the year ended December 31, 2006. The increase was driven by our Canadian business and Celeste product line. Aggregate trade and consumer coupon redemption expenses and slotting expenses decreased $1.0 million, the result of lower slotting and consumer coupon redemption expense. As a result, frozen foods net sales increased $5.9 million for the year ended December 30, 2007.

Gross Profit. Gross profit was $326.0 million, or 21.5% of net sales in the twelve months ended December 30, 2007, versus gross profit of $319.7 million, or 22.2% of net sales in the twelve months ended December 31, 2006. Included in the gross profit for the twelve months ended December 30, 2007 was a charge of $40.2 million related to post-acquisition sales of inventories written up to fair value at the date of the Blackstone Transaction and $1.2 million of stock compensation expense also related to the Blackstone Transaction. The products acquired in the Armour business resulted in an additional $23.0 million of gross profit in the year ended December 30, 2007. Included in the gross profit for the Armour business in the year ended December 30, 2007 was a $9.0 million reduction in cost resulting from the elimination of OPEB obligation associated with a new labor contract at our Ft. Madison facility and for the year ended December 31, 2006 was a $4.8 million charge related to post-acquisition sales of inventories written up to fair value at the date of the Armour acquisition. For the remaining businesses, gross profit for the twelve months ending December 30, 2007 was $321.2 million, or 24.7% of net sales, a 1.2% percentage point increase versus the gross profit for the twelve months ending December 31, 2006 of $296.5 million, or 23.5% of net sales, excluding the aforementioned charges/reduction in cost from both years,. The principal driver of the improved gross profit as a percent of net sales was a decrease in aggregate trade marketing and consumer coupon redemption expenses and slotting expenses that are classified as reductions to net sales. The change in these costs accounted for 1.2 percentage points improvement in gross profit in 2007. Reduced freight and distribution expenses accounted for a 0.9 percentage point improvement, although this improvement is net of $2.6 million of expenses incurred in the year ended December 30, 2007 and $1.6 million of expenses incurred in the year ended December 31, 2006 in connection with a realignment of our distributor network. The balance of the change was principally due to commodity cost increases, partially offset by productivity improvements.

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

Other expense (income), net. The following table shows other expense (income), net:

	Year ended
	December 30, 2007	December 31, 2006
	In thousands
Other expense (income), net consists of:
Restructuring and impairment charges	$1,246	$6,787
Amortization of intangibles/other assets	18,490	7,415
Merger-related costs	49,129	—
Gain on extinguishment of subordinate notes	(5,670)	—
Royalty expense (income) and other, net	(125)	(16)

Total other expense (income), net	$63,070	$14,186

Included in the expense for the year ended December 30, 2007 was $49.1 million of merger costs related to the Blackstone Transaction (see Note 8 to the Consolidated Financial Statements). These costs included $35.5 million related to the cash tender offer for the Predecessor’s 8.25% Senior Subordinated Notes, $12.9 million related to the termination of certain of the Predecessor’s contracts, and $0.7 million related to payroll taxes. Amortization was $18.5 million in the year ended December 30, 2007 as compared to $7.4 million in the year ended December 31, 2006. The 2007 expense includes higher amortization related to the increase in value of our definite-lived intangible assets as a result of the purchase price allocation of the Blackstone Transaction. For the year ended December 30, 2007, restructuring and impairment charges totaled $1.2 million, principally due to a $1.2 million trade name impairment charge on our Open Pit brand. For the year ended December 31, 2006, restructuring and impairment charges totaled $6.8 million and consisted of a $2.7 million trade name impairment charge on our Aunt Jemima brand, $2.7 million of costs related to the closure of our Omaha, Nebraska frozen food facility and $1.4 million of costs related to the closure of our Erie, Pennsylvania frozen food facility, as discussed above under “Plant Consolidation.” In addition, the year ended December 30, 2007 includes a $5.7 million gain on the extinguishment of subordinated notes which were redeemed by the company in December 2007.

Earnings (loss) before interest and taxes. Earnings (loss) before interest and taxes (EBIT) decreased $67.7 million to $77.7 million in the year ended December 30, 2007 from $145.4 million in EBIT in the year ended December 31, 2006. Included in the year ended December 30, 2007 is $8.4 million of stock compensation expense and $49.1 million of merger costs (see Notes 6 and 8 to the Consolidated Financial Statements), both related to the Blackstone Transaction. The merger costs of $49.1 million are included in the unallocated corporate expenses. Also included in the year ended December 30, 2007 are costs of products sold related to post-acquisition sales of inventories written up to fair value at the date of the Blackstone Transaction of $40.2 million in the year ended December 30, 2007, and $4.8 million related to post-acquisition sales of inventories written up to fair value at the date of the Armour acquisition in the year ended December 31, 2006. Amortization expense was $18.5 million in the year ended December 30, 2007 as compared to $7.4 million in the year ended December 31, 2006. The 2007 expense includes higher amortization related to the increase in value of the definite-lived intangible assets as a result of the purchase price allocation of the Blackstone Transaction. In addition, the year ended December 30, 2007 includes a $5.7 million gain on the extinguishment of subordinated notes which were redeemed by the company in December 2007, which is included in the unallocated corporate expenses. The earnings before interest and taxes (EBIT) decrease resulted from a $16.6 million decrease in dry foods EBIT, a $9.3 million decrease in frozen foods EBIT, and a $41.8 million increase in unallocated corporate expenses.

Dry foods: Dry foods EBIT decreased $16.6 million, or 13.6%, in the year ended December 30, 2007 to $105.1 million from $121.7 million in the year ended December 31, 2006 and included a $19.0 million increase related to the acquisition of the Armour business. Included in the Armour results is a $9.0 million reduction in cost resulting from the elimination of OPEB obligation associated with a new labor contract at our Ft. Madison facility in the year ended December 30, 2007 and a $4.8 million charge related to post-acquisition sales of inventories written up to fair value at the date of the Armour acquisition in the year ended December 31, 2006. In addition, the year ended December 30, 2007 included a $28.5 million charge related to post-acquisition sales of inventories written up to fair value at the date of the Blackstone Transaction and $5.0 million of stock compensation expense also related to the Blackstone Transaction. The year ended December 30, 2007 also includes a tradename impairment charge of $1.2 million related to our Open Pit brand. The balance of the dry foods EBIT decreased $0.9 million, which includes $2.8 million of higher amortization related to the increase in value of our definite-lived intangible assets as a result of the purchase price allocation of the Blackstone Transaction. The remaining increase was driven by $18.7 million of decreased aggregate trade marketing and consumer coupon redemption expenses and slotting expenses and increased sales volume. These favorable factors were mostly offset by increased cost of products sold and higher advertising expense on our syrup and Duncan Hines businesses.

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

Interest expense, net. Interest expense, net was $162.1 million in the year ended December 30, 2007, compared to $85.4 million in the year ended December 31, 2006. Included in the interest expense, net, amount was $2.1 million and $(0.9) million for the year ended December 30, 2007 and the year ended December 31, 2006, respectively, recorded from gains and (losses) on interest rate swap agreements. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements not designated as hedges under SFAS No. 133 are recorded as an adjustment to interest expense. Our 2007 interest rate swaps are designated as hedges under SFAS No. 133, and included in Other Comprehensive Income in the year ended December 30, 2007 was a $(24.1) million loss resulting from the mark-to-market of these swaps. Also included in the interest expense, net, in the year ended December 30, 2007 are a charge of $24.1 million for the unamortized portion of the deferred financing costs and a credit of $5.2 million for the unamortized portion of the original issue premium, both related to the redemption of the 8.25% Senior Subordinated Notes of the Predecessor. Excluding the impact of the interest rate swaps and the items in the previous sentence, the increase in interest expense, net, of $60.9 million was the result of $37.1 million attributed to higher average bank debt levels, $4.1 million attributed to higher interest rates on our bank borrowings, $18.0 million attributed to higher bond debt levels and interest rates ($11.1 million due to higher levels and $6.9 million due to higher rates) and $2.3 million attributed to higher amortization of debt issue costs resulting principally from the bridge financing in connection with the Blackstone Transaction, partially offset by $0.3 million in higher interest income.

Provision for income taxes. The effective tax rate was (36.8)% in the year ended December 30, 2007, compared to 43.5% in the year ended December 31, 2006. We maintain a full valuation allowance against net domestic deferred tax assets excluding indefinite lived intangible assets, and the difference between the statutory rate and the effective rate is primarily due to the change in the valuation allowance for the fiscal year. Deferred tax liabilities are recognized for the differences between the book and tax bases of certain goodwill and indefinite-lived intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

Historical

Overview. Our cash flows are very seasonal. Typically we are a net user of cash in the third quarter of the calendar year (i.e., the quarter ending in September) and a net generator of cash over the balance of the year.

Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures and debt service. Capital expenditures are expected to be approximately $54 million in 2009. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our revolving credit facilities.

Statements of Cash Flows for the Fiscal Year Ended December 28, 2008 Compared to the Fiscal Year Ended December 30, 2007

Net cash provided by operating activities was $16.8 million for fiscal 2008, which consisted of net earnings excluding non-cash charges of $72.6 million, $17.0 million paid to terminate early interest rate derivatives, and an increase in working capital of $38.8 million. The increase in working capital was primarily the result of a $25.5 million increase in inventories that was primarily done in order to better service our customers going forward, as well as caused by higher commodity costs, and a decline of $29.6 million in accrued liabilities (a result of the legal settlement with R2 Top Hat, Ltd., the payment of the 2007 performance bonus and an decrease in accrued interest), partially offset by a $6.7 million decline in accounts receivable and a $4.9 million increase in accrued trade marketing. All other working capital accounts generated $4.6 million in cash.

Net cash provided by operating activities for the Successor was $60.1 million for the period from April 2, 2007 to December 30, 2007, which was the result of our net loss excluding non-cash charges of $16.8 million and a decrease in working capital of $43.3 million. The decrease in working capital is primarily driven by a decrease in inventory resulting from the $40.2 million charge related to the write up of inventories to the fair value as of the date of the Blackstone Transaction offset by the normal seasonality of inventories of $7.5 million when comparing December to April. Also benefiting working capital is an increase in accrued liabilities of $23.8 million as a result of higher accrued interest expense and higher accrued management incentive compensation, which is generally disbursed in the first quarter of the fiscal year. Offsetting these decreases in working capital from inventory and accrued liabilities is a decline of $11.4 million in accrued trade marketing expense, which is a result of lower trade spending and a change in the timing of when payments are occurring. All other working capital charges, net reduced cash by $1.8 million.

Net cash provided by operating activities for the Predecessor was $55.7 million for the period from January 1, 2007 to April 2, 2007, which was the result of net loss excluding non-cash charges of $16.3 million and a decrease in working capital of $72.0 million. The decrease in working capital was primarily the result of (a) a $53.4 million increase in accrued liabilities, mostly as a result of the accrual of $49.1 million of merger expenses related to the Blackstone Transaction, (b) a $20.0 million decrease in inventories that was due to the seasonal sell-down from December 2006 and (c) a $14.3 million increase in accounts payable. The increase in accounts payable at the end of the period primarily related to the normal seasonal slowdown at our production facilities in December 2006 as well as optimizing our freight payment system. The increase in accrued liabilities and accounts payable and the decrease in inventories were offset by an $18.3 million increase in accounts receivable that relates to higher sales as well as the timing of when those sales occurred. The aging of accounts receivable has remained unchanged from December. All other working capital accounts generated $2.6 million of cash, primarily the result of higher accrued trade marketing.

Net cash used in investing activities for fiscal 2008 was $32.6 million and consisted entirely of capital expenditures. Net cash used in investing activities for fiscal 2007 totaled $1,345.4 million and included $1,319.6 million for the Blackstone Transaction as well as $28.0 million for capital expenditures ($5.0 million for the Predecessor and $23.0 million for the Successor). Additionally, the Successor received $2.2 million from the sale of the Omaha, Nebraska facility.

Net cash provided by financing activities was $14.2 million for fiscal 2008. Borrowings under the revolving credit facility of $26.0 million were primarily offset with $9.4 million repayments of the term loan and $1.5 million in net repayments of our short-term borrowings. Net cash provided by financing activities was $1,239.8 million for fiscal 2007. This primarily related to the funding for the Blackstone Transaction, which included $1,250.0 million under the term loan under the Senior Secured Credit Facilities, $575.0 million for the Senior Notes and Senior Subordinated Notes, and $420.3 million in net equity contributions. These funds were offset by repayments of the Predecessor’s long-term debt totaling $915.2 million, repayments and repurchases of the Successor’s long-term debt of $50.4 million and Successor’s debt acquisition costs of $39.8 million.

Statements of Cash Flows for the Fiscal Year Ended December 30, 2007 Compared to the Fiscal Year Ended December 31, 2006

Net cash provided by operating activities for the Successor was $60.1 million for the period from April 2, 2007 to December 30, 2007, which was the result of our net loss excluding non-cash charges of $16.8 million and a decrease in working capital of $43.3 million. The decrease in working capital is primarily driven by a decrease in inventory resulting from the $40.2 million charge related to the write up of inventories to the fair value as of the date of the Blackstone Transaction offset by the normal seasonality of inventories of $7.5 million when comparing December to April. Also benefiting working capital is an increase in accrued liabilities of $23.8 million as a result of higher accrued interest expense and higher accrued management incentive compensation, which is generally disbursed in the first quarter of the fiscal year. Offsetting these decreases in working capital from inventory and accrued liabilities is a decline of $11.4 million in accrued trade marketing expense, which is a result of lower trade spending and a change in the timing of when payments are occurring. All other working capital charges, net reduced cash by $1.8 million.

Net cash provided by operating activities for the Predecessor was $55.7 million for the period from January 1, 2007 to April 2, 2007, which was the result of net loss excluding non-cash charges of $16.3 million and a decrease in working capital of $72.0 million. The decrease in working capital was primarily the result of (a) a $53.4 million increase in accrued liabilities, mostly as a result of the accrual of $49.1 million of merger expenses related to the Blackstone Transaction, (b) a $20.0 million decrease in inventories that was due to the seasonal sell-down from December 2006 and (c) a $14.3 million increase in accounts payable. The increase in accounts payable at the end of the period primarily related to the normal seasonal slowdown at our production facilities in December 2006 as well as optimizing our freight payment system. The increase in accrued liabilities and accounts payable and the decrease in inventories were offset by an $18.3 million increase in accounts receivable that relates to higher sales as well as the timing of when those sales occurred. The aging of accounts receivable has remained unchanged from December. All other working capital accounts generated $2.6 million of cash, primarily the result of higher accrued trade marketing.

Net cash used in investing activities for fiscal 2007 totaled $1,345.4 million and included $1,319.6 million for the Blackstone Transaction as well as $28.0 million for capital expenditures ($5.0 million for the Predecessor and $23.0 million for the Successor). Additionally, the Successor received $2.2 million from the sale of the Omaha, Nebraska facility.

Net cash provided by financing activities was $1,239.8 million for fiscal 2007. This primarily related to the funding for the Blackstone Transaction, which included $1,250.0 million under the term loan under the Senior Secured Credit Facilities, $575.0 million for the Senior Notes and Senior Subordinated Notes, and $420.3 million in net equity contributions. These funds were offset by repayments of the Predecessor’s long-term debt totaling $915.2 million, repayments and repurchases of the Successor’s long-term debt of $50.4 million and Successor’s debt acquisition costs of $39.8 million.

Debt

Successor – As part of the Blackstone Transaction as described in Note 1 to the Consolidated Financial Statements, Peak Finance LLC entered into a $1,375.0 million credit agreement (the “Senior Secured Credit Facility”) in the form of (i) Term Loans in an initial aggregate amount of $1,250.0 million and (ii) Revolving Credit Commitments in the initial aggregate amount of $125.0 million (the “Revolving Credit Facility”). Peak Finance LLC merged with and into PFF on April 2, 2007 at the closing of the Blackstone Transaction. The term loan matures April 2, 2014. The Revolving Credit Facility matures April 2, 2013. Borrowings outstanding under the Revolving Credit Facility as of December 28, 2008 totaled $26.0 million. There were no borrowings outstanding under the Revolving Credit Facility as of December 30, 2007.

As discussed in Note 4 to the Consolidated Financial Statements, Lehman Commercial Paper Inc., (“LCPI”), a subsidiary of Lehman Brothers Holdings Inc., has a total commitment within the Revolving Credit Facility of $15.0 million and is currently not funding its portion. We have no assurances that LCPI will participate in any future funding requests under the revolving credit facility. While we are exploring options to replace Lehman’s commitment within the facility, we cannot guarantee that we will be able to obtain such replacement loan commitments from other banks. However, based upon management’s projection of cash flows, we believe that we have sufficient liquidity to conduct our normal operations and we do not believe that the potential reduction in available capacity under this revolving credit facility will have a material impact on our short-term or long-term liquidity.

The amount of the term loan that was owed to affiliates of the Blackstone Group as of December 28, 2008 and December 30, 2007, was $34.6 million and $29.8 million, respectively.

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

	Applicable Margin (per annum)
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

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility. For the fiscal years ended December 28, 2008 and December 30, 2007, the weighted average interest rate on the term loan was 6.21% and 8.05%, respectively. For the fiscal years ended December 28, 2008 and December 30, 2007, the weighted average interest rate on the Revolving Credit Facility was 5.45% and 8.09%, respectively. As of December 28, 2008 and December 30, 2007, the Eurodollar interest rate on the term loan facility was 6.52% and 7.94%, respectively. As of December 28, 2008, the Eurodollar interest rate on the Revolving Credit Facility was 3.21%.

We pay a fee for all outstanding letters of credit drawn against our Revolving Credit Facility at an annual rate equivalent to the Applicable Margin then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility cannot exceed $25.0 million. As of December 28, 2008 and December 30, 2007, we had utilized $15.2 million and $9.8 million, respectively of the Revolving Credit Facility for letters of credit. As of December 30, 2007 there were no borrowing under the Revolving Credit Facility, so of the $125.0 million Revolving Credit Facility available, we had an unused balance of $115.2 million available for future borrowing and letters of credit. As of December 28, 2008 borrowings under the Revolving Credit Facility totaled $26.0 million, so of the $99.0 million Revolving Credit Facility available, we had an unused balance of $83.8 million available for future borrowing and letters of credit. The remaining amount that can be used for letters of credit as of December 28, 2008 and December 30, 2007 was $9.8 million and $15.2 million, respectively. If we are unsuccessful in replacing the commitment from LCPI, the amount available for future borrowings and letters of credit as of December 28, 2008 would be $68.8 million.

The term loan matures in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the term loan outstanding as of December 28, 2008 are $12.5 million in 2009, $12.5 million in 2010, $12.5 million in 2011, $12.5 million in 2012, $12.5 million in 2013 and $1,171.88 million thereafter.

On April 2, 2007, as part of the Blackstone Transaction described in Note 1 to Consolidated Financial Statements, we issued $325.0 million 9.25% Senior Notes (the “Senior Notes”) due 2015 and $250.0 million 10.625% Senior Subordinated Notes (the “Senior Subordinated Notes”) due 2017. The Senior Notes are our general unsecured obligations, subordinated in right of payment to all existing and future senior secured indebtedness, and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries. The Senior Subordinated Notes are our general unsecured obligations, subordinated in right of payment to all existing and future senior indebtedness, and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries. See Note 19 to the Consolidated Financial Statements for Guarantor and Nonguarantor Financial Statements.

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

Predecessor- In November 2003, the Predecessor entered into a $675.0 million Credit Agreement (“Predecessor Senior Secured Credit Facilities”) with JPMorgan Chase Bank (a related party of JPMorgan Partners, LLC as noted in Note 16 in the Consolidated Financial Statements) and other financial institutions as lenders, which provided for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available on November 25, 2003 and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Merger on March 19, 2004. Concurrently with the acquisition of the Armour Business but effective as of February 14, 2006, we entered into an Amendment No. 4 and Agreement to the Predecessor Senior Secured Credit Facilities (“Amendment No. 4”). Among other things, Amendment No. 4 approved the Armour acquisition and provided for the making of $143.0 million of additional tack-on term loans to fund a portion of the acquisition. The Predecessor Senior Secured Credit Facilities also provided for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available on November 25, 2003, and the remaining $65.0 million was made available on the closing date of the Aurora Merger on March 19, 2004.

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

The Predecessor paid a commission on the face amount of all outstanding letters of credit drawn under the Predecessor Senior Secured Credit Facilities at a per annum rate equal to the Applicable Margin then in effect with respect to Eurodollar loans under the revolving credit loan facility minus the fronting fee (as defined). A fronting fee equal to 1/4% per annum on the face amount of each letter of credit was payable quarterly in arrears to the issuing lender for its own account. The Predecessor also paid a per annum fee equal to 1/2% on the undrawn portion of the commitments in respect of the revolving credit facility. Total letters of credit issuable under the facilities could not exceed $40.0 million.

In November 2003 and February 2004, the Predecessor issued $200.0 million and $194.0 million, respectively, 8.25% senior subordinated notes. The February 2004 notes resulted in gross proceeds of $201.0 million, including premium. The terms of the February 2004 notes were the same as the November 2003 notes and were issued under the same indenture.

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

Consolidated EBITDA

Pursuant to the terms of the Senior Secured Credit Facility, if at any time there are borrowings outstanding under the revolving credit facility in an aggregate amount greater than $10.0 million, we are required to maintain a ratio of consolidated total senior secured debt to Consolidated EBITDA (defined below) for the most recently concluded four consecutive fiscal quarters (the “Senior Secured Leverage Ratio”) less than a ratio starting at a maximum of 7.00:1 at September 30, 2007 and stepping down over time to 6.50 in 2008, 5.75 in 2009, 5.00 in 2010 and 4.00 in 2011 and thereafter. Consolidated total senior secured debt is defined under the Senior Secured Credit Facility as aggregate consolidated secured indebtedness of the Company less the aggregate amount of all unrestricted cash and cash equivalents. In addition, under the Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio, in the case of the Senior Secured Credit Facility, or to the ratio of Consolidated EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters or the Senior Secured Leverage Ratio, in the case of the Senior Notes and the Senior Subordinated Notes.

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

The following table provides a reconciliation from our net (loss) earnings to EBITDA and Consolidated EBITDA for the fiscal year ended December 28, 2008 and the 52 weeks ended December 30, 2007. The terms and related calculations are defined in the Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes.

	Successor	Predecessor	Successor	Combined
	Year Ended December 28, 2008	13 weeks Ended April 2, 2007	39 weeks Ended December 30, 2007	Year Ended December 30, 2007
Net (loss) earnings	$(28,581)	$(66,649)	$(48,709)	$(115,358)
Interest expense, net	152,961	38,593	123,475	162,068
Income tax expense	27,036	6,284	24,746	31,030
Depreciation and amortization expense	62,509	10,163	45,671	55,834

EBITDA (unaudited)	$213,925	$(11,609)	$145,183	$133,574

Non-cash items (a)	3,776			42,601
Non-recurring items (b)	2,653			52,347
Other adjustment items (c)	2,606			2,990
Net cost savings projected to be realized as a result of initiatives taken (d)	9,002			10,737

Consolidated EBITDA (unaudited)	$231,962			$242,249

(a)	Non-cash items are comprised of the following:

	Successor	Combined
	Year Ended December 28, 2008	Year Ended December 30, 2007
Effects of adjustments related to the application of purchase accounting (1)	$—	$40,203
Non-cash compensation charges (2)	806	11,248
Unrealized losses or (gains) resulting from hedging activities (3)	(2,142)	2,271
Gain on early extinguishment of debt	—	(5,670)
Impairment charges or asset write-offs (4)	15,100	1,200
Curtailment gain as result of amendment to Ft. Madison labor agreements (5)	—	(6,651)
Non-cash gain on litigation settlement (6)	(9,988)	—

Total non-cash items	$3,776	$42,601

(1)	For fiscal 2007, represents expense related to the write-up to fair market value of inventories acquired as a result of the Blackstone Transaction.

(2)	For fiscal 2008 and fiscal 2007, represents non-cash compensation charges related to the granting of equity awards.

(3)	For fiscal 2008 and fiscal 2007, represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under natural gas and foreign exchange swap contacts.

(4)	For fiscal 2008, represents impairment charges for the Van de Kamp’s ($8.0 million), Mrs. Paul’s ($5.6 million), Lenders ($0.9 million) and Open Pit tradenames ($0.6 million). For fiscal 2007, represents the impairment of the Open Pit tradename.

(5)	For fiscal 2007, represents a portion of the curtailment gain related to the elimination of an employer-sponsored post-retirement employee medical plan for certain employees at the Ft. Madison production facility.

(6)	For fiscal 2008, represents the excess of the accrued liability established in purchase accounting over the amount of the cash payment in the litigation settlement.

(b)	Non-recurring items are comprised of the following:

	Successor	Combined
	Year Ended December 28, 2008	Year Ended December 30, 2007
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$671	$49,716
Restructuring charges, integration costs and other business optimization expenses (2)	1,015	2,631
Employee severance (3)	967	—

Total non-recurring items	$2,653	$52,347

(1)	For the fiscal year 2008 represents additional costs related to the Blackstone Transaction. For fiscal 2007, represents expenses incurred in connection with the Blackstone Transaction, which includes: $35.5 million related to the cash tender offer for the Predecessor’s 8.25% notes; $12.9 million related to the termination of certain Predecessor contracts with our former Chairman and affiliates of our former Chairman; and $1.3 million of other costs.

(2)	For fiscal 2008, represents expenses incurred to reconfigure the freezer space in our Mattoon warehouse, as well as consultant expense incurred to execute labor and yield savings in our plants. For fiscal 2007, represents expenses incurred to consolidate certain portions of our distribution network.

(3)	For fiscal 2008, represents severance costs paid, or to be paid, to terminated employees.

(c)	Other adjustment items are comprised of the following:

	Successor	Combined
	Year Ended December 28, 2008	Year Ended December 30, 2007
Management, monitoring, consulting and advisory fees (1)	$2,606	$2,500
Accruals established as a result of the Blackstone Transaction (2)	—	780
Other	—	(290)

Total other adjustments	$2,606	$2,990

(1)	For fiscal 2008 and fiscal 2007, represents management/advisory fees and expenses paid to Blackstone.

(2)	For fiscal 2007, represents executive severance costs incurred in connection with the Blackstone Transaction.

(d)	Net cost savings projected to be realized as a result of initiatives taken:

	Successor	Combined
	Year Ended December 28, 2008	Year Ended December 30, 2007
Productivity initiatives in our manufacturing facilities, freight and distribution systems and purchasing programs (1)	$9,002	$8,552
Termination of contracts with our former Chairman and affiliates of our former Chairman (2)	—	2,185

Total net cost savings projected to be realized as a result of initiatives taken	$9,002	$10,737

(1)	For fiscal 2008 and fiscal 2007 represents net cost savings projected to be realized as a result of specified actions taken or initiated, net of the amount of actual benefits realized. Such savings primarily relate to productivity initiatives in our manufacturing facilities, our freight and distribution systems, and our purchasing programs.

(2)	For fiscal 2007 represents the reduction in expenses as a result of the termination of our former Chairman’s employment agreement as well as contracts with affiliates of our former Chairman, net of the expense of our new Chairman.

Our covenant requirements and actual ratios for the fiscal year ended December 28, 2008 are as follows:

	Covenant Requirement	Actual Ratio
Senior Secured Credit Facility
Senior Secured Leverage Ratio (1)	6.50:1	5.42:1
Total Leverage Ratio (2)	Not applicable	7.68:1
Senior Notes and Senior Subordinated Notes (3)
Minimum Consolidated EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00:1	1.46:1

(1)	Pursuant to the terms of the Senior Secured Credit Facility, if at any time there are borrowings outstanding under the Revolving Credit Facility in an aggregate amount greater than $10.0 million, we are required to maintain a consolidated total senior secured debt to Consolidated EBITDA ratio for the most recently concluded four consecutive fiscal quarters (the “Senior Secured Leverage Ratio”) less than a ratio starting at a maximum of 7.00:1 at September 30, 2007 and stepping down over time to 6.50 in 2008, 5.75 in 2009, 5.00 in 2010 and 4.00 in 2011 and thereafter. Consolidated total senior secured debt is defined as the aggregate consolidated secured indebtedness of the Company less the aggregate amount of all unrestricted cash and cash equivalents.

(2)	The Total Leverage Ratio is not a financial covenant but used to determine the applicable margin under the Senior Secured Credit Facility. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Consolidated EBITDA.

(3)	Our ability to incur additional debt and make certain restricted payments under the indentures governing the Senior Notes and Senior Subordinated Notes, subject to specified exceptions, is tied to a Consolidated EBITDA to fixed charges ratio of at least 2.0:1, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to (i) incur up to $1,600.0 million under credit facilities (as of December 28, 2008, we had $1,234.4 million in outstanding term loans, $26.0 million outstanding under the revolving credit facility and an unused balance of $99.0 million under the revolving credit facility, see note 4 to the Consolidated Financial Statements regarding the Lehman Brothers Holdings Inc. bankruptcy and their commitment of $15.0 million for the revolving credit facility), (ii) incur up to $150.0 million under the general exception to the debt covenant, (iii) make investments in similar businesses having an aggregate fair market value not to exceed 3.0% of our total assets, (iv) make additional investments having an aggregate fair market value not to exceed 4.0% of our total assets and (v) make other restricted payments in an aggregate amount not to exceed 2.0% of our total assets.

(4)	Fixed charges is defined in the indentures governing the Senior Notes and Senior Subordinated Notes as (i) consolidated interest expense (excluding specified items) plus consolidated capitalized interest less consolidated interest income, plus (ii) cash dividends and distributions paid on preferred stock or disqualified stock.

Inflation

Beginning 2005 and continuing into 2008, we experienced higher energy and commodity costs in production and higher fuel surcharges for product delivery. Although we have no such expectation, severe increases in inflation could have an adverse impact on our business, financial condition and results of operations.

Contractual Commitments

The table below provides information on our contractual commitments as of December 28, 2008:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Long-term debt (1)	$1,758,375	$12,500	$25,000	$25,000	$1,695,875
Projected interest payments on long term debt (2)	695,259	106,847	228,552	236,950	122,910
Operating lease obligations	17,814	4,619	7,851	4,477	867
Capital lease obligations	814	249	520	45	—
Purchase obligations (3)	403,989	365,075	17,328	14,586	7,000
Postretirement medical benefits	182	54	50	20	58
Pension benefits (4)	36,507	8,600	12,000	12,000	3,907

Total (5)	$2,912,940	$497,944	$291,301	$293,078	$10,965

(1)	Long-term debt at face value includes scheduled principal repayments and excludes interest payments.

(2)	The total projected interest payments on long-term debt are based upon borrowings and interest rates as of December 28, 2008, including the effect of interest rate swaps in place. The interest rate on variable rate debt is subject to changes beyond our control and may result in actual interest expense and payments differing from the amounts above.

(3)	The amounts indicated in this line primarily reflect future contractual payments, including certain take-or-pay arrangements entered into as part of the normal course of business. The amounts do not include obligations related to other contractual purchase obligations that are not take-or-pay arrangements. Such contractual purchase obligations are primarily purchase orders at fair value that are part of normal operations and are reflected in historical operating cash flow trends. Purchase obligations also include trade and consumer promotion and advertising commitments. We do not believe such purchase obligations will adversely affect our liquidity position.

(4)	The funding of the defined benefit pension plan is based upon our planned 2009 cash contribution. The future year’s contributions are based upon our expectations taking into consideration the funded status of the plan at December 28, 2008.

(5)	The total excludes the liability for uncertain tax positions under FIN 48. We are not able to reasonably estimate the timing of the long-term payments or the amount by which the FIN 48 liability will increase or decrease over time. Therefore, the long-term portion of the liability is excluded from the preceding table.

Off-Balance Sheet Arrangements

As of December 28, 2008, we did not have any off-balance sheet obligations.

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

Our significant accounting policies are detailed in Note 2 to our consolidated financial statements for the fiscal year ended December 28, 2008. The following areas are the most important and require the most difficult, subjective judgments.

Revenue recognition. Revenue consists of sales of our dry food and frozen food products. We recognize revenue from product sales upon shipment to our customers, at which point title and risk of loss are transferred and the selling price is fixed or determinable. Shipment completes the revenue-earning process, as an arrangement exists, delivery has occurred, the price is fixed and collectibility is reasonably assured. We estimate discounts and product return allowances based upon our historical performance, management’s experience and current economic trends and record them as a reduction of sales in the same period that the revenue is recognized. Variances between historical estimates and actual results have not been significant.

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

Goodwill and Indefinite-lived tradenames. We follow SFAS No. 142, “Goodwill and Other Intangible Assets” in evaluating the carrying value of goodwill and tradenames, which are indefinite lived intangible assets. At December 28, 2008, the carrying value of goodwill, based upon the final purchase price allocation in connection with the Blackstone Transaction, was $994.1 million. Goodwill was assigned to our dry foods segment in the amount of $650.9 million and to our frozen foods segment in the amount of $343.2 million. At December 28, 2008, the carrying value of the tradenames, based upon the purchase price allocation, was $910.1 million. The tradenames were assigned to our dry foods segment in the amount of $682.2 million and to our frozen foods segment in the amount of $227.9 million. The goodwill and tradenames arose in connection with the Blackstone Transaction. The tradenames represent the fair value of the brands used in our retail products. Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable net assets and is allocated to the Company’s reporting units at acquisition. The Company identifies its reporting units as its product categories, which represent components of our organization one level below our operating segments for which discrete financial information is available. We performed valuations of the reporting units acquired in the transactions and allocated goodwill based upon the respective contribution to the excess purchase price.

We evaluate the carrying amount of goodwill for impairment on an annual basis, in December, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The goodwill impairment review consists of a two-step process of first comparing the fair value of the reporting unit with its carrying value. If this fair value exceeds the carrying value, no further analysis or goodwill impairment charge is required. If the fair value is below the carrying value, the Company would proceed to the next step, which is to measure the amount of the impairment loss. The impairment loss is measured as the difference between the carrying value and implied fair value of goodwill. To measure the implied fair value goodwill we would make a hypothetical allocation of the estimated fair value of the reporting unit to the tangible and intangible assets (other than goodwill) within the respective reporting unit using the same rules for determining fair value and allocation under SFAS No. 141, “Business Combinations” as we would use if it were an original purchase price allocation. If the implied fair value of the reporting unit’s goodwill is less than its carrying amount the shortfall would be charged to earnings.

In estimating the fair value or our reporting units we primarily use the income approach, which utilizes forecasted discounted cash flows to estimate the fair value. The utilization of the income approach utilizes management’s business plans and projections as the basis for expected future cash flows for five years. In addition, we make significant assumptions including regarding long-term growth rates and discounts rates. In our recent impairment tests, we forecasted cash flows for five years plus a terminal year and assumed a discount rate of 9.5%. Such cash flows for each of the five years and terminal year assume growth rates that generally average between 0% and 3.0%, which are determined based upon our expectations for each of the individual reporting units and are consistent within the industry. The results of this test indicated that none of the reporting units were impaired.

We also evaluate the carrying amount of our tradenames for impairment on an annual basis, in December, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying value. If the carrying value of a tradename exceeds its fair value at the time of the evaluation, we would charge the shortfall to earnings.

To estimate the fair value of our tradenames we primarily use an income approach, which utilizes forecasted discounted cash flows to estimate the fair value. The utilization of the income approach requires us to make significant assumptions including long-term growth rates, implied royalty rates and discount rates. The results of the tests indicated that four of our tradenames were impaired. Those tradenames included Van de Kamp’s ($8.0 million impairment), Mrs. Paul’s ($5.6 million impairment), Lenders ($0.9 million impairment) and Open Pit ($0.6 million impairment).

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

Stock-based compensation. We apply SFAS No. 123(R) using the modified prospective transition method to calculate stock-based compensation. SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense using the straight-line method over the requisite service periods in our consolidated statement of operations.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”) defers the Statement’s effective date for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008, and will be effective for us in the first quarter of fiscal 2009. In October 2008, the FASB Issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 is effective upon issuance. We are currently evaluating FSP No. 157-2 with respect to non-financial assets and liabilities and anticipate that this statement will not have a significant impact on the reporting of our financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), Implementation Issue No. E23, “Hedging- General: Issues Involving the Application of the Shortcut Method under Paragraph 68” (Issue E23). Issue E23 amends SFAS No. 133 to explicitly permit use of the shortcut method for hedging relationships in which interest rate swaps have a nonzero fair value at the inception of the hedging relationship, provided certain conditions are met. Issue E23 was effective for hedging relationships designated on or after January 1, 2008. The implementation and guidance did not have a material impact on our consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— an amendment of SFAS Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about derivative and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For the Company, SFAS No. 161 will be effective at the beginning of its 2009 fiscal year and will result in additional disclosures in the notes to the Company’s Consolidated Financial Statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP No. 142-3). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of intangible assets included in this FASB Staff Position will be applied prospectively to intangible assets acquired after the effective date of December 29, 2008 (first day of fiscal 2009). As this guidance applies only to assets we may acquire in the future, we are not able to predict its impact, if any, on our consolidated financial statements.

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

After the Blackstone Transaction was completed, we entered into a new interest rate swap agreement and an interest rate collar agreement with Lehman Brothers Special Financing (“LBSF”). See “Lehman Brothers Special Financing” below regarding the bankruptcy of LBSF and the subsequent termination of the interest rate swap and collar contracts.

In accordance with SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities”, we have designated the interest rate swap as a cash flow hedge of the risk of changes attributable to interest rate risk in our first previously unhedged LIBOR-indexed interest payments made each quarter until the maturity date of the swap that, in the aggregate for each period, are interest payments on an amount of debt principal corresponding to the outstanding swap notional amount of our then-existing LIBOR-based floating rate debt that reprices on the closest day following the second day of each January, April, July and October (the hedged transactions). The interest rate swap contained the following terms:

•	Notional amount: $976.3 million amortizing to $63.7 million

•	Fixed rate: 4.958%

•	Index: 3 mo. USD-LIBOR-BBA

•	Effective Date: April 2, 2007

•	Maturity Date: April 2, 2012

In accordance with SFAS No. 133, the interest rate collar had also been designated as a cash flow hedge of the changes in the forecasted floating-rate interest payments attributable to changes in 3-month USD-LIBOR-BBA above 5.50% and below 4.39% (the “strike rates”) on the first previously unhedged 3-month USD-LIBOR-BBA interest payments on our then-existing 3-month USD-LIBOR-BBA-based debt having a principal amount corresponding to the outstanding notional amount of the collar that resets on the second day of each January, April, July and October until the maturity date of the collar. The collar had an effective date of April 2, 2008 and a maturity date of April 2, 2012. Should 3-month USD-LIBOR-BBA fall below 4.39% on a rate reset date during the period from April 2, 2008 to April 2, 2012, our company was to pay the Counterparty the amount equal to the outstanding notional amount of the collar multiplied by a spread [equalling 4.39% minus 3-month USD-LIBOR-BBA] multiplied by the number of days in the period divided by 360. Should 3-month USD-LIBOR-BBA rise above 5.50% on a rate reset date during the period from April 2, 2008 to April 2, 2012, the Counterparty will pay us the amount equal to the outstanding notional amount on the collar multiplied by a spread [equalling 3-month USD-LIBOR-BBA minus 5.50%] multiplied by the number of days in the period divided by 360.

As of December 30, 2007, the fair value of the interest rate swap contract was a loss of $24.1 million. The offsetting loss was recorded as a component of Accumulated other comprehensive (loss) income. As of December 30, 2007, interest receivable of $0.7 million was recorded in the Other current assets line on the Consolidated Balance Sheet. The offsetting gains or losses from interest payable or interest receivable are recorded as a component of Interest expense in the Consolidated Statement of Operations.

As a result of the Lehman Brothers Special Financing bankruptcy on October 3, 2008, the swaps were de-designated as a cash flow hedge in accordance with SFAS No. 133. The fair market value of the swap and collar on the de-designation date was $11.5 million. These contracts were terminated on October 24, 2008 at a price of $17.0 million excluding fees and expenses. The gain on the swap and collar from December 30, 2007 to the de-designation date ($12.6 million) was recorded in Accumulated Other Comprehensive (Loss) income. From October 3, 2008 to October 24, 2008, the fair market value of the swap and collar declined from a loss of $11.5 million to a loss of $17.0 million (the termination payment). The amount of the loss, $5.5 million, was recorded as a component of Interest expense in the Consolidated Statement of Operations. The fair market value at the date of de-designation of $11.5 million, which was recorded in Accumulated Other Comprehensive (Loss) Income, is being amortized over the remaining life of the LBSF swap and collar. The amount amortized from the de-designation date (October 3, 2008) till the end of the year was $1.3 million. For more information on the bankruptcy of Lehman Brothers Special Financing, see Note 4 to the Consolidated Financial Statements.

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

This swap was not designated as a hedge pursuant to SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities.” As of December 28, 2008, the fair value of the interest rate swap was zero. Losses on the interest rate swap for fiscal 2008, which were recorded as a component of interest expense, totaled $1.0 million.

In the 4th quarter of 2008, we entered into four interest rate swap agreements with Barclay’s Bank PLC (“Barclay’s”).

In accordance with SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities”, we designated the Barclay’s interest rate swaps as cash flow hedges of the risk of changes attributable to interest rate risk in our LIBOR-indexed interest payments made each month until the maturity date of the swaps that, in the aggregate for each period, are interest payments on an amount of debt principal corresponding to the outstanding swaps notional amount of our then-existing LIBOR-based floating rate debt that reprices on the closest day following the second day of each month. The four Barclay’s interest rate swaps in the aggregate contain the following terms:

•	Notional amounts: $768.5 million amortizing to $581.6 million

•	Fixed rate: 1.54% - 2.7625%

•	Index: 3 mo. USD-LIBOR-BBA

•	Effective Date: January 2, 2009

•	Maturity Date: April 2, 2011

As of December 28, 2008, the fair values of the Barclay’s interest rate swaps contracts were a loss of $11.9 million, which was recorded in the Other long-term liabilities line on the Consolidated Balance Sheet. The offsetting loss was recorded as a component of Accumulated other comprehensive (loss) income.

Gains and losses on the interest rate swaps, which were recorded as either an adjustment to interest expense in the Consolidated Statement of Operations or as an adjustment to Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets, are detailed below:

Interest Rate Swaps	Successor		Predecessor
(in millions)	Fiscal year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006
Mark-to-market gain/(loss) recorded in:
Accumulated other comprehensive (loss) income	$0.7	$(24.1)	$—	$—
Consolidated Statement of Operations	(5.5)	2.3	(1.4)	(3.3)
Realized gain/(loss) recorded in the
Consolidated Statement of Operations	(10.7)	0.2	1.0	2.4

Net gain/(loss) on interest rate swaps	$(15.5)	$(21.6)	$(0.4)	$(0.9)

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

After the Blackstone Transaction was completed, we entered into natural gas swap transactions with LBSF to lower our exposure to the price of natural gas. As of December 30, 2007, the trades in effect matured in June 2008 and had various notional quantities of MMBTU’s per month. We paid a fixed price ranging from $7.24 to $7.97 per MMBTU, with settlements monthly. As of December 30, 2007, the fair value of the natural gas swaps was a loss of $0.1 million, and was recorded in accrued liabilities. Losses for the fiscal year ended December 30, 2007, recorded as a component of cost of products sold, were $0.4 million. In September 2008, new contracts were signed with LBSF with trades in effect that matured between October 2008 and December 2009 with quantities ranging from 29,000 to 59,000 MMBTU’s. We paid a fixed price ranging from $8.53 to $12.81 per MMBTU, with settlements monthly. In October 2008, the natural gas contracts were terminated as a result of the bankruptcy of Lehman Brothers Special Financing at a price of $1.3 million excluding fees and expenses. See “Lehman Brothers Special Financing” below regarding the bankruptcy of LBSF and the subsequent termination of the natural gas swap transactions.

In the 4th quarter of 2008, we entered into natural gas swap agreements with Barclays Bank PLC. As of December 28, 2008, the trades in effect mature between January 2009 and October 2009 with quantities ranging from 24,000 to 150,000 MMBTU’s. We will pay a fixed price ranging from $6.23 to $6.75 per MMBTU, with settlements monthly. As of December 28, 2008, the fair value of the natural gas swap was a loss of $0.3 million, and is recorded in Accrued liabilities on the Consolidated Balance Sheet.

Losses for the fiscal year ended December 28, 2008 related to the Natural Gas Swaps, recorded as a component of Cost of Products Sold, were $1.9 million.

The swap contracts were not designated as hedges pursuant to SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities.”

Gains and losses on the natural gas swaps, which were recorded as a component of cost of products sold in the Consolidated Statement of Operations, are detailed below:

Natural Gas Swaps	Successor		Predecessor
(in millions)	Fiscal year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006
Mark-to-market gain/(loss) recorded in:
Consolidated Statement of Operations	$(0.2)	$(0.1)	$0.2	$(0.2)
Realized gain/(loss) recorded in the
Consolidated Statement of Operations	(1.7)	(0.3)	(0.1)	(1.2)

Net gain/(loss) on natural gas swaps	$(1.9)	$(0.4)	$0.1	$(1.4)

Foreign Exchange Risk

We entered into various types of foreign currency contracts to lower our exposure to exchange rate fluctuations between the U.S. dollar and the Canadian dollar with two vendors: LBSF and the Union Bank of California. Each agreement was based upon a notional amount in Canadian dollars, which is expected to approximate a portion of the amount of our Canadian subsidiary’s U.S. dollar-denominated purchases for the month.

The contracts with LBSF were entered into in April 2007 and were not designated as hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of December 30, 2007, the fair value of the Lehman foreign currency exchange contracts was a loss of $2.3 million which is recorded in Accrued liabilities in the Consolidated Balance Sheet.

In October, 2008, the foreign currency contracts were terminated as a result of the bankruptcy of LBSF with proceeds to us of $0.6 million excluding fees and expenses. Losses and gains for the LBSF foreign exchange contacts were recorded as an adjustment to cost of products sold on the Consolidated Statement of Operations. See “Lehman Brothers Special Financing” below for a discussion of the costs related to the termination of the swap and collar contracts. For more information on the bankruptcy of Lehman Brothers Special Financing, see Note 4 to the Consolidated Financial Statements.

Contracts with the Union Bank of California were entered into in October 2007 and in accordance with SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities”, were designated as a cash flow hedge. SFAS No. 133 states that foreign currency risk associated with these transactions can be designated as a hedge since (1) they are in a currency (CAD) other than our functional currency (USD), (2) they have a high probability of occurring since the contract values approximate a portion of the amount or our Canadian subsidiary’s U.S. dollar-denominated purchases for the month and (3) the foreign currency risk associated with these transactions affects consolidated earnings. The exchange rate swap contracts outstanding at December 28, 2008 contains the following terms:

•	Notional amounts: $0.4 million - $2.6 million CAD

•	CAD to USD Exchange Rates: .968 - 1.007

•	Maturity Dates: Jan 2009 – Dec 2009

As of December 30, 2007, the fair value of the Union Bank of California foreign currency swap contracts was a gain of $0.7 million, of which $0.4 million is recorded in Other current assets and $0.3 million is recorded in Other assets, net on the Consolidated Balance Sheet. As of December 28, 2008, the fair value of the Union Bank of California foreign currency swap contracts was a gain of $5.3 million which is recorded in Other current assets on the Consolidated Balance Sheet. The offsetting gain of $4.6 million is recorded as a component of Accumulated other comprehensive (loss) income ($4.6 million net of tax).

Gains and losses on the foreign currency exchange swaps, which were recorded as either an adjustment to cost of products sold on the Consolidated Statement of Operations, or as an adjustment to Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets, are detailed below.

Foreign Currency Exchange Contracts	Successor		Predecessor
(in millions)	Fiscal year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006
Mark-to-market gain/(loss) recorded in:
Accumulated other comprehensive (loss) income	$4.6	$0.7	$—	$—
Consolidated Statement of Operations	2.3	(2.3)	—	0.3
Realized gain/(loss) recorded in the
Consolidated Statement of Operations	2.4	(2.8)	—	(0.6)

Net gain/(loss) on foreign currency swaps	$9.3	$(4.4)	$—	$(0.3)

Lehman Brothers Special Financing

As discussed in Note 4 to the Consolidated Financial Statements, on October 3, 2008, Lehman Brothers Special Financing filed for Chapter 11 Bankruptcy protection. The bankruptcy filing constitutes an event of default with respect to the interest rate swap, interest rate collar, natural gas swaps and foreign currency options. We, as is our right under our contract agreement with LBSF, terminated all of our contracts at a cash cost of $17.7 million, consisting of $17.5 million paid to LBSF and $0.2 million in expenses.

Other

We utilize irrevocable standby letters of credit with one-year renewable terms to satisfy workers’ compensation self-insurance security deposit requirements. At December 30, 2007, our contract value of the outstanding standby letters of credit to satisfy workers’ compensation self-insurance security deposits was $9.5 million, which approximates fair value. As of December 30, 2007, we also utilize letters of credit in connection with the purchase of raw materials in the amount of $0.3 million, which approximates fair value. At December 28, 2008, our contract value of the outstanding standby letters of credit to satisfy workers’ compensation self-insurance security deposits was $8.1 million, which approximates fair value. As of December 28, 2008, we also utilized letters of credit in connection with the purchase of raw materials in the amount of $7.1 million, which approximates fair value.

Other than mentioned above with regards to LBSF, we are exposed to credit loss in the event of non-performance by the other parties to derivative financial instruments. All counterparties are at least “A-” rated or equivalent by Standard & Poor’s and Moody’s. Accordingly, we do not anticipate non-performance by the counterparties.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.

The estimated fair value of our long-term debt, including the current portion, as of December 28, 2008, is as follows:

	December 28, 2008
Issue	Recorded Amount	Fair Value
	(millions of dollars)
Senior Secured Credit Facilities - term loan	$1,234.4	$834.5
9.25% Senior Notes	325.0	208.4
10.625% Senior Subordinated Notes	199.0	106.7

	$1,758.4	$1,149.6

The fair value is based on the quoted market price for such notes and borrowing rates currently available to our company for loans with similar terms and maturities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements begin on the following page

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Pinnacle Foods Finance LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and shareholder’s equity present fairly, in all material respects, the financial position of Pinnacle Foods Finance LLC and its subsidiaries (the “Company”) at December 28, 2008 and December 30, 2007, and the results of their operations and their cash flows for the fiscal year ended December 28, 2008 and for the period from April 2, 2007 to December 30, 2007 (“Successor” as defined in Note 1), in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Philadelphia, Pennsylvania

March 3, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Pinnacle Foods Finance LLC:

In our opinion, the accompanying consolidated statements of operations, cash flows and shareholder’s equity present fairly, in all material respects, the results of operations and cash flows of Pinnacle Foods Group Inc. and its subsidiaries (the “Company”) for the period from January 1, 2007 to April 2, 2007 and for the year ended December 31, 2006 (“Predecessor” as defined in Note 1) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in incomes taxes in 2007.

Philadelphia, Pennsylvania

March 10, 2008

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(thousands of dollars)

	Successor		Predecessor
	Fiscal year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006
Net sales	$1,556,408	$1,137,898	$376,587	$1,442,256
Cost of products sold	1,217,929	895,306	293,191	1,122,646

Gross profit	338,479	242,592	83,396	319,610
Operating expenses
Marketing and selling expenses	111,372	87,409	34,975	103,550
Administrative expenses	47,832	40,715	17,714	52,447
Research and development expenses	3,496	2,928	1,437	4,037
Other expense (income), net	24,363	12,028	51,042	14,186

Total operating expenses	187,063	143,080	105,168	174,220

Earnings (loss) before interest and taxes	151,416	99,512	(21,772)	145,390
Interest expense	153,280	124,504	39,079	86,615
Interest income	319	1,029	486	1,247

(Loss) earnings before income taxes	(1,545)	(23,963)	(60,365)	60,022
Provision for income taxes	27,036	24,746	6,284	26,098

Net (loss) earnings	$(28,581)	$(48,709)	$(66,649)	$33,924

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(thousands of dollars)

	December 28, 2008	December 30, 2007
Current assets:
Cash and cash equivalents	$4,261	$5,999
Accounts receivable, net	92,171	99,989
Inventories, net	190,863	166,590
Other current assets	9,571	5,923
Deferred tax assets	3,644	6,260

Total current assets	300,510	284,761
Plant assets, net	260,798	271,475
Tradenames	910,112	925,212
Other assets, net	166,613	190,213
Goodwill	994,167	995,418

Total assets	$2,632,200	$2,667,079

Current liabilities:
Short-term borrowings	$26,163	$1,370
Current portion of long-term obligations	12,750	12,736
Accounts payable	66,951	63,976
Accrued trade marketing expense	33,293	29,112
Accrued liabilities	69,012	109,266
Accrued income taxes	20	1,851

Total current liabilities	208,189	218,311
Long-term debt (includes $34,587 and $29,850 owed to related parties)	1,746,439	1,756,065
Pension and other postretirement benefits	36,869	8,406
Other long-term liabilities	14,429	28,115
Deferred tax liabilities	318,701	296,567

Total liabilities	2,324,627	2,307,464
Commitments and contingencies
Shareholder’s equity:
Pinnacle Common stock: par value $.01 per share, 100 shares authorized, issued 100 shares	—	—
Additional paid-in-capital	427,323	426,754
Accumulated other comprehensive (loss) income	(42,460)	(18,430)
Accumulated deficit	(77,290)	(48,709)

Total shareholder’s equity	307,573	359,615

Total liabilities and shareholder’s equity	$2,632,200	$2,667,079

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(thousands of dollars)

	Successor		Predecessor
	Fiscal year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006
Cash flows from operating activities
Net (loss) earnings from operations	$(28,581)	$(48,709)	$(66,649)	$33,924
Non-cash charges (credits) to net (loss) earnings
Depreciation and amortization	62,509	45,671	10,163	42,187
Restructuring and impairment charges	15,100	1,200	—	5,480
Amortization of debt acquisition costs	4,714	7,758	26,049	7,424
Amortization of deferred mark-to-market adjustment on terminated swap	1,259	—	—	—
Gain on litigation settlement	(9,988)	—	—	—
Gain on extinguishment of subordinated notes	—	(5,670)	—	—
Amortization of bond premium	—	—	(5,360)	(567)
Change in value of financial instruments	3,347	177	1,247	3,158
Stock-based compensation charges	806	2,468	8,778	3,315
Postretirement healthcare benefits	(25)	(8,046)	294	897
Pension expense	(996)	41	360	1,695
Other long-term liabilities	(320)	(236)	2,464	80
Deferred income taxes	24,757	22,173	6,392	24,965
Termination of derivative contracts	(17,030)	—	—	—
Changes in working capital, net of acquisitions
Accounts receivable	6,690	4,827	(18,339)	(9,327)
Inventories	(25,541)	32,701	20,045	33,852
Accrued trade marketing expense	4,888	(11,376)	2,754	4,171
Accounts payable	3,419	(7,742)	14,286	1,553
Accrued liabilities	(29,467)	23,812	53,340	7,162
Other current assets	1,218	1,090	(140)	1,594

Net cash provided by operating activities	16,759	60,139	55,684	161,563

Cash flows from investing activities
Payments for business acquisitions, net of cash acquired	—	(1,319,618)	—	(189,208)
Capital expenditures	(32,598)	(22,935)	(5,027)	(26,202)
Sale of plant assets	—	2,200	—	1,753

Net cash used in investing activities	(32,598)	(1,340,353)	(5,027)	(213,657)

Cash flows from financing activities
Change in bank overdrafts	—	—	(908)	(5,805)
Repayment of capital lease obligations	(238)	(227)	(55)	(155)
Equity contributions	234	420,664	26	40,663
Reduction of equity contributions	(471)	(391)	—	—
Debt acquisition costs	(704)	(39,863)	—	(3,817)
Proceeds from bank term loan	—	1,250,000	—	143,000
Proceeds from bond issuances	—	575,000	—	—
Proceeds from short-term borrowing	324	3,438	—	2,410
Repayments of short-term borrowing	(1,531)	(2,068)	(210)	(2,384)
Borrowings under revolving credit facility	101,008	50,000	—	—
Repayments of revolving credit facility	(75,008)	(50,000)	—	—
Repurchases of subordinated notes	—	(44,199)		—
Repayments of Successor’s long term obligations	(9,375)	(6,250)	—	—
Repayments of Predecessor’s long term obligations	—	(870,042)	(45,146)	(110,000)

Net cash provided by (used in) financing activities	14,239	1,286,062	(46,293)	63,912

Effect of exchange rate changes on cash	(138)	151	—	—
Net change in cash and cash equivalents	(1,738)	5,999	4,364	11,818
Cash and cash equivalents - beginning of period	5,999	—	12,337	519

Cash and cash equivalents - end of period	$4,261	$5,999	$16,701	$12,337

Supplemental disclosures of cash flow information:
Interest paid	$167,748	$101,735	$9,135	$75,777
Interest received	319	1,029	486	1,247
Income taxes refunded (paid)	(4,336)	159	(103)	(1,034)
Non-cash investing activity:
Capital lease activity	—	—	(1,129)	(12)
Non-cash financing activity
Equity contribution	—	4,013	—	—

See accompanying Notes to Consolidated Financial Statements.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(thousands of dollars, except share amounts)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Carryover of 2003 Predecessor basis of net assets	Accumulated Other Comprehensive (Loss) Income	Total Shareholder’s Equity
	Shares	Amount
Predecessor

Balance at December 25, 2005	100	$—	$529,425	$(151,795)	$(17,338)	$(3,768)	$356,524

Equity contributions:
Cash			40,663				40,663
Equity related compensation			3,315				3,315
Comprehensive income:
Net earnings				33,924			33,924
Foreign currency translation						(52)	(52)
Minimum pension liability						3,981	3,981

Total comprehensive income							37,853

Balance at December 31, 2006	100	$—	$573,403	$(117,871)	$(17,338)	$161	$438,355

Effect of initially applying FASB Interpretation No. 48				(260)			(260)
Equity contribution:
Cash			26				26
Equity related compensation			8,778				8,778
Comprehensive income:
Net loss				(66,649)			(66,649)
Foreign currency translation						(4)	(4)

Total comprehensive loss							(66,653)

Balance at April 2, 2007	100	$—	$582,207	$(184,780)	$(17,338)	$157	$380,246

Successor

Balance at April 2, 2007	100	$—	$422,192	$—	$—	$—	$422,192

Equity contribution:
Cash			2,485				2,485
Reduction in equity contributions			(391)				(391)
Equity related compensation			2,468				2,468
Comprehensive income:
Net loss				(48,709)			(48,709)
Swap mark to market adjustment						(23,383)	(23,383)
Foreign currency translation						566	566
Gain on Pension and OPEB actuarial assumptions						4,387	4,387

Total comprehensive loss							(67,139)

Balance at December 30, 2007	100	$—	$426,754	$(48,709)	$—	$(18,430)	$359,615

Equity contribution:
Cash			234				234
Reduction in equity contributions			(471)				(471)
Equity related compensation			806				806
Comprehensive income:
Net loss				(28,581)			(28,581)
Swap mark to market adjustment						5,292	5,292
Amortization of deferred mark-to-market adjustment on terminated swap						1,259	1,259
Foreign currency translation						(1,070)	(1,070)
Loss on Pension and OPEB actuarial assumptions						(29,511)	(29,511)

Total comprehensive loss							(52,611)

Balance at December 28, 2008	100	$—	$427,323	$(77,290)	$—	$(42,460)	$307,573

See accompanying Notes to Consolidated Financial Statements.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

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

On March 1, 2006, PFGI acquired certain assets and assumed certain liabilities of the food products business (the “Armour Business”) of The Dial Corporation for $189.2 million in cash. The acquisition of the Armour Business complemented PFGI’s existing product lines that together provide growth opportunities and scale. The Armour Business is a leading manufacturer, distributor and marketer of products in the $1.1 billion canned meat category. For the year ended December 31, 2005, the Armour Business had net sales of approximately $225 million. The Armour Business offers products in twelve of the fifteen segments within the canned meat category and maintains the leading market position in the Vienna sausage, potted meat and sliced beef categories. The business also includes meat spreads, chili, luncheon meat, corned and roast beef hash and beef stew. The majority of the products are produced at the manufacturing facility located in Ft. Madison, Iowa, which was acquired in the transaction. Products are sold under the Armour brand name as well as private label and certain co-pack arrangements.

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

(thousands of dollars, except share amounts and where noted in millions)

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

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

The Management Agreement between the Predecessor and JPMorgan Partners, LLC and J.W. Childs Associates, L.P. was terminated at closing.

Pro forma Information

The following schedule includes consolidated statements of operations data for the unaudited pro forma results for the year ended December 30, 2007 as if the Blackstone Transaction had occurred as of the beginning of fiscal 2007. The pro forma information includes the actual results with pro forma adjustments for the change in interest expense related to the new financing, purchase accounting adjustments related to fixed assets, intangible assets, pension and other post-employment benefit liabilities, the cancellation of certain contracts of the Predecessor and related adjustments to the provision for income taxes.

The unaudited pro forma information is provided for illustrative purposes only. It does not purport to represent what the consolidated results of operations would have been had the Blackstone Transaction occurred on the date indicated above, nor does it purport to project the consolidated results of operations for any future period or as of any future date.

Year ended December 30, 2007
Net sales	$1,514,485
Earnings before interest and taxes	$75,910
Net loss	$(120,137)

Pro forma depreciation and amortization expense included above was $59,350 for the year ended December 30, 2007.

Included in earnings before interest and taxes in the pro forma information above for the year ended December 30, 2007 are the following material charges:

Year ended December 30, 2007
Flow through of fair value of the inventories over manufactured cost as of April 2, 2007	$40,179
Merger-related costs	49,129
Stock-based compensation related to the vesting of options due to the Blackstone Transaction	8,373

Impact on earnings before interest and taxes	$97,681

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

2.	Summary of Significant Accounting Policies

Consolidation. The consolidated financial statements include the accounts of PFF and its wholly-owned subsidiaries. The results of companies acquired during the year are included in the consolidated financial statements from the effective date of the acquisition. Intercompany transactions have been eliminated in consolidation.

Foreign Currency Translation. Foreign-currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of Accumulated other comprehensive (loss) income within shareholder’s equity. The Company translates the results of operations of its foreign subsidiary at the average exchange rates during the respective periods. Gains and losses resulting from foreign currency transactions are included in Cost of products sold on the Consolidated Statement of Operations and were a $3,983 gain in the year ended December 28, 2008, $4,676 loss in the 39 weeks ended December 30, 2007, $54 gain in the 13 weeks ended April 2, 2007, and $477 loss in the year ended December 31, 2006. These amounts include the mark to market and realized gains and losses on our foreign currency swaps as discussed in Note 14.

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

Plant Assets. Plant assets are stated at historical cost, and depreciation is computed using the straight-line method over the lives of the assets. Buildings and machinery and equipment are depreciated over periods not exceeding 45 years and 15 years, respectively. The weighted average estimated remaining useful lives are approximately 12 years for buildings and 5 years for machinery and equipment. When assets are retired, sold, or otherwise disposed of, their gross carrying value and related accumulated depreciation are removed from the accounts and included in determining gain or loss on such disposals. Costs of assets acquired in a business combination are based on the estimated fair value at the date of acquisition.

Goodwill and Indefinite-lived Intangible Assets. The Company evaluates the carrying amount of goodwill and indefinite-lived tradenames for impairment on at least an annual basis and when events occur or circumstances change that indicate an impairment might exist. The Company performs goodwill impairment testing for each business which constitutes a component of the Company’s two operating segments, dry foods and frozen foods, known as reporting units. The Company compares the fair value of these reporting units with their carrying values inclusive of goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company compares the implied fair value of the reporting unit’s goodwill to its carrying amount and any shortfall is charged to earnings. In estimating the implied fair value of the goodwill, the Company estimates the fair value of the reporting unit’s tangible and intangible assets (other than goodwill). For indefinite-lived tradename intangible assets the Company determines recoverability by comparing the carrying value to its fair value estimated based on discounted cash flows attributable to the tradename and charges the shortfall, if any, to earnings. In estimating the fair value, the Company primarily uses the income approach, which utilizes forecasted discounted cash flows to estimate fair values. Assumptions underlying fair value estimates are subject to risks and uncertainties.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Valuation of Long-Lived Assets. The Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” on August 1, 2002. The carrying value of long-lived assets held and used, other than goodwill and indefinite-lived intangibles, is evaluated at the asset group when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the total projected undiscounted cash flows from such asset group are separately identifiable and are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset group. Fair market value is determined primarily using the projected cash flows from the asset group discounted at a rate commensurate with the risk involved. Losses on long-lived asset groups held for sale, other than goodwill, are determined in a similar manner, except that fair market values are reduced for disposal costs.

Revenue Recognition. Revenue from product sales is recognized upon shipment to the customers as terms are FOB shipping point, at which point title and risk of loss is transferred and the selling price is fixed or determinable. This completes the revenue-earning process, specifically that an arrangement exists, delivery has occurred, the price is fixed and collectibility is reasonably assured. A provision for payment discounts and product return allowances, which is estimated based upon the Company’s historical performance, management’s experience and current economic trends, is recorded as a reduction of sales in the same period that the revenue is recognized.

Trade promotions, consisting primarily of customer pricing allowances and merchandising funds, and consumer coupons are offered through various programs to customers and consumers. Sales are recorded net of estimated trade promotion spending, which is recognized as incurred at the time of sale. Certain retailers require the payment of slotting fees in order to obtain space for the Company’s products on the retailer’s store shelves. The fees are recognized as reductions of revenue at the earlier of the date cash is paid or a liability to the retailer is created. These amounts are included in the determination of net sales. Accruals for expected payouts under these programs are included as accrued trade marketing expense line in the Consolidated Balance Sheet. Coupon redemption costs are also recognized as reductions of net sales when the coupons are issued. Estimates of trade promotion expense and coupon redemption costs are based upon programs offered, timings of those offers, estimated redemption/usage rates from historical performance, management’s experience and current economic trends.

Marketing Expenses. Trade marketing expense is comprised of amounts paid to retailers for programs designed to promote our products. These costs include standard introductory allowances for new products (slotting fees). They also include the cost of in-store product displays, feature pricing in retailers’ advertisements and other temporary price reductions. These programs are offered to our customers both in fixed and variable (rate per case) amounts. The ultimate cost of these programs depends on retailer performance and is the subject of significant management estimates. The Company records as expense the estimated ultimate cost of the program in the period during which the program occurs. In accordance with EITF No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer,” these trade marketing expenses are classified in the Consolidated Statement of Operations as a reduction of net sales. Also, in accordance with EITF No. 01-9, coupon redemption costs are also recognized as reductions of net sales when issued. Marketing expenses recorded as a reduction of net sales of the Successor were $474,164 for fiscal 2008 and $357,052 for the 39 weeks ended December 30, 2007. Marketing expenses for the Predecessor in the 13 weeks ending April 2, 2007 and fiscal 2006 were $142,877 and $514,683, respectively.

Advertising. Advertising costs include the cost of working media (advertising on television, radio or in print), the cost of producing advertising, and the cost of coupon insertion and distribution. Working media and coupon insertion and distribution costs are expensed in the period the advertising is run or the coupons are distributed. The cost of producing advertising is expensed as of the first date the advertisement takes place. Advertising included in the Successor’s marketing and selling expenses was $37,088 for fiscal 2008 and $30,680 for the 39 weeks ending December 30, 2007. Advertising included in the Predecessor’s marketing and selling expenses was $13,141 in the 13 weeks ending April 2, 2007 and $31,990 in fiscal 2006.

Shipping and Handling Costs. In accordance with the EITF No. 00-10 “Accounting for Shipping and Handling Revenues and Costs,” costs related to shipping and handling of products shipped to customers are classified as cost of products sold.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

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

Capitalized Internal Use Software Costs. The Company capitalizes the cost of internal-use software that has a useful life in excess of one year in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Capitalized internal use software costs are amortized using the straight-line method over their estimated useful lives, generally 2  1/2 to 3 years. The Successor amortized $3,663 in fiscal 2008 and $1,889 in the 39 weeks ending December 30, 2007. The Predecessor amortized $530 in the 13 weeks ending April 2, 2007 and $1,700 in fiscal 2006. Additionally, as of December 28, 2008 and December 30, 2007, the net book value of capitalized internal use software totaled $6,747 and $7,364, respectively.

Comprehensive Income. Comprehensive income includes net earnings (loss), loss on financial instruments, foreign currency translation adjustments and net gains or (losses) on Pension and OPEB actuarial assumptions that are currently presented as a component of shareholder’s equity. The components of Accumulated other comprehensive (loss) income at year end were as follows:

	December 28, 2008	December 30, 2007
Gain/(Loss) on financial instruments, net of amortization of ($1,259)	$(16,832)	$(23,383)
Gain/(Loss) on Pension and OPEB actuarial assumptions	(25,124)	4,387
Foreign currency translation adjustments	(504)	566

Total	$(42,460)	$(18,430)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”) defers the Statement’s effective date for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008, and will be effective for us in the first quarter of fiscal 2009. In October 2008, the FASB Issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 is effective upon issuance. We are currently evaluating FSP No. 157-2 with respect to non-financial assets and liabilities and anticipate that this statement will not have a significant impact on the reporting of our financial position or results of operations.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

In December 2007, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), Implementation Issue No. E23, “Hedging- General: Issues Involving the Application of the Shortcut Method under Paragraph 68” (Issue E23). Issue E23 amends SFAS No. 133 to explicitly permit use of the shortcut method for hedging relationships in which interest rate swaps have a nonzero fair value at the inception of the hedging relationship, provided certain conditions are met. Issue E23 was effective for hedging relationships designated on or after January 1, 2008. The implementation and guidance did not have a material impact on our consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— an amendment of SFAS Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about derivative and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For the Company, SFAS No. 161 will be effective at the beginning of its 2009 fiscal year and will result in additional disclosures in the notes to the Company’s Consolidated Financial Statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP No. 142-3). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of intangible assets included in this FASB Staff Position will be applied prospectively to intangible assets acquired after the effective date of December 29, 2008 (first day of fiscal 2009). As this guidance applies only to assets we may acquire in the future, we are not able to predict its impact, if any, on our consolidated financial statements.

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

The acquisition of the Armour Business was accounted for under the purchase method of accounting. Accordingly, the results of the Armour Business are included in the consolidated financial statements from the acquisition date. The results of operations and assets of the Armour Business are included in the dry foods segment.

The cost of the Armour Business consists of:

Purchase price	$185,271
Acquisition costs	3,937

Total cost of acquisition	$189,208

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Pro forma depreciation and amortization expense included above was $43,718.

Included in earnings before interest and taxes in the pro forma information above for the fiscal year ended December 31, 2006 are the following material charges:

Fiscal 2006
Flow through of fair value of the Armour Business inventories over manufactured cost as of March 1, 2006	$4,760
Stock-based compensation expense	1,415

Impact on earnings before interest and taxes	$6,175

4.	Lehman Brothers Holdings, Inc. Bankruptcy and Related Events

On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York.

As discussed in Note 11, the Company has an aggregate revolving credit facility commitment of $125.0 million with a consortium of banks, including Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman, which was not included in the original bankruptcy filing but subsequently filed for bankruptcy on October 3, 2008. As of December 28, 2008, LCPI’s total commitment within this credit facility was $15.0 million. The Company also currently has $15.2 million of outstanding letters of credit under the revolving credit facility, none of which were issued by LCPI.

Starting on September 19, 2008 when the Company attempted to borrow under the revolving facility, LCPI failed to fund its pro-rata commitment. Each of the remaining banks within the revolving credit facility did fund their pro-rata commitments.

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

The Company was also a counterparty with Lehman Brothers Special Financing (“LBSF”), a subsidiary of Lehman, on an Interest Rate Swap, an Interest Rate Collar, Natural Gas Swaps and Foreign Currency Options (collectively, the “Derivatives”). Lehman is a credit support provider for these Derivatives obligations of LBSF. On October 3, 2008, LBSF also filed for Chapter 11 bankruptcy. The bankruptcy filings of Lehman and LBSF constitute an event of default with respect to the Derivatives. On October 24, 2008, the Company, as is its right under the contractual agreement with LBSF, terminated all of its Derivatives contracts at a cash cost to the Company of $17.5 million. See further discussion of the Derivatives in Note 14.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

5.	Fair Value Measurements

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

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect our own assumptions.

Our population of financial assets and liabilities subject to recurring fair value measurements and the necessary disclosures are as follows:

	Fair Value As of	Fair Value Measurements at December 28, 2008 Using Fair Value Hierarchy
	December 28, 2008	Level 1	Level 2	Level 3
Assets
Foreign currency derivatives	$5,346	$—	$5,346	$—

Total assets at fair value	$5,346	$—	$5,346	$—

Liabilities
Interest rate derivatives	$11,890	$—	$11,890	$—
Natural gas derivatives	288	$—	288	$—

Total liabilities at fair value	$12,178	$—	$12,178	$—

The fair values for interest rate, foreign currency and natural gas derivatives are based on observable market data.

6.	Stock-Based Compensation Expense

On December 26, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) expressing the views of the staff regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB No. 110”), which allows companies, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of December 26, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 reflect the impact of SFAS No. 123(R).

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

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

Successor’s Stock-Based Compensation Plans

The Successor has two long-term incentive programs: The 2007 Stock Incentive Plan and the 2007 Unit Plan.

2007 Stock Incentive Plan

Crunch Holding Corp. (“CHC”), which continues to own all of the common stock in the Company adopted a stock option plan (the “2007 Stock Incentive Plan”) providing for the issuance of up to 20,000 shares of CHC’s common stock. Pursuant to the option plan, certain officers, employees, managers, directors and other persons are eligible to receive grants of nonqualified stock options, as permitted by applicable law. Generally 25% of the options will vest ratably over five years (“time-vested options”). Fifty percent of the options vest ratably over five years depending on if annual or cumulative EBITDA targets are met (“performance options”). The final 25% of the options vest either on a change of control or similar event, if a 20% annual internal rate of return (or, if the event occurs (x) on or before the first anniversary of the closing date of the Blackstone Transaction, a 40% annual internal rate of return or (y) after the first anniversary of the closing date of the Blackstone Transaction but on or before the second anniversary of the closing date of the Blackstone Transaction, a 30% annual internal rate of return) is attained by Blackstone (“exit options”). The Company recently modified the 2007 Stock Incentive Plan to revise the EBITDA targets included in the plan to levels the Company believes are reasonably attainable in light of the current global economic and financial crisis. In addition, the plan now provides that if the EBITDA target is achieved in any two consecutive fiscal years (excluding 2007 and 2008) during the employee’s continued employment, then that year’s and all prior years’ performance options will vest and become exercisable, and if the exit options vest and become exercisable during the employees continued employment, then all the performance options will also vest and become exercisable.

Options under the plan have a termination date of 10 years from the date of issuance.

The following table summarizes the stock option transactions under the 2007 Stock Incentive Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value (000’s)
Granted	6,060	$471.87
Exercised	—	—
Forfeitures	(84)	471.87

Outstanding - December 30, 2007	5,976	471.87	9.73	$—
Granted	564	472.22
Exercised	—	—
Forfeitures	(847)	471.89

Outstanding - December 28, 2008	5,693	$471.91	8.75	$—
Exercisable - December 28, 2008	702	$471.87		$—

2007 Unit Plan

Peak Holdings, the parent of CHC, adopted an equity plan (the “2007 Unit Plan”) providing for the issuance of profits interest units (PIUs) in Peak. Certain employees were given the opportunity to invest in Peak at the time of the Blackstone Transaction through the purchase of Peak’s Class A-2 Units. In addition, each manager who so invested was awarded profits interests in Peak in the form of Class B-1, Class B-2 and Class B-3 Units. Generally 25% of the PIUs will vest ratably over five years (Class B-1 Units”). Fifty percent of the PIUs vest ratably over five years depending on if annual or cumulative EBITDA targets are met (“Class B-2 Units’). The final 25% of the PIUs granted under the 2007 Equity Plans vest either on a change of control or similar event, if a 20% annual internal rate of return (or, if the event occurs (x) on or before the first anniversary of the closing date of the Blackstone Transaction, a 40% annual internal rate of return or (y) after the first anniversary of the closing date of the Blackstone Transaction but on or before the second anniversary of the closing date of the Blackstone Transaction, a 30% annual internal rate of return) is attained by Blackstone (“Class B-3 Units”). The Company recently modified the 2007 Unit Plan to revise the EBITDA targets included in the plan to levels the Company believes are reasonably attainable in light of the current global economic and financial crisis. In addition, the plan now provides that if the EBITDA target is achieved in any two consecutive fiscal years (excluding 2007 and 2008) during the employee’s continued employment, then that year’s and all prior years’ Class B-2 units will vest and become exercisable, and if the Class B-3 units vest and become exercisable during the employees continued employment, then all the Class B-2 units will also vest and become exercisable.

As of December 28, 2008, 7,025.75 PIUs have been granted, net of forfeitures, and 1,168.4 have vested.

Stock-based Compensation related to the Successor Plans

Stock-based compensation expense related to employee stock plans for the period from April 2, 2007 to December 30, 2007 was $2,468 ($2,468 net of tax). Stock-based compensation expense related to employee stock plans for the fiscal year ended 2008 was $806 ($806 net of tax).

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

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

The fair value of the Successor’s options granted during the fiscal year ended December 28, 2008 was estimated on the date of the grant using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	3.34%
Expected life of option	4.25 years
Expected volatility of Pinnacle stock	50%
Expected dividend yield on Pinnacle Stock	0%

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

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

	Number of Shares	Weighted Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value (000’s)
Outstanding - December 25, 2005	20,657,942	$1.00

Granted	10,602,111	$1.00
Exercised	(163,315)	1.00
Forteitures	(3,768,075)	1.00

Outstanding - December 31, 2006	27,328,663	$1.00	8.24	$—

Granted	589,445	$1.53
Exercised	(27,550,828)	1.01
Forteitures	(367,280)	1.01

Outstanding - April 2, 2007	—	$—		$—

Exercisable - April 2, 2007	—	$—		$—

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

Stock-based Compensation related to the Predecessor Plans

Stock-based compensation expense related to employee stock options for the period from January 1, 2007 to April 2, 2007 was $8,778 ($8,776 net of tax). The expense includes the $8,373 that was a result of the acceleration of the vesting as a result of the Blackstone transaction. Stock-based compensation expense related to employee stock options for fiscal 2006 as a result of adopting SFAS No. 123(R) was $1,900 ($1,892 net of tax). In addition, the Company recorded $1,415 (with no related tax impact) for stock-based compensation expense in fiscal 2006 for certain ownership units of Crunch Equity Holdings LLC, the parent company of the Predecessor. The ownership units were issued to a former shareholder which was controlled by certain members of PFGI’s management.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for fiscal 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 25, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted subsequent to December 25, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for fiscal 2006 was based on awards ultimately expected to vest, it had been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

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

Expense Information under SFAS No. 123(R)

The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS No. 123(R) which was allocated as follows:

	Successor		Predecessor
	Fiscal year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006
Cost of products sold	$140	$49	$1,230	$163
Marketing and selling expenses	188	321	3,071	455
Administrative expenses	457	2,073	4,126	1,226
Research and development expenses	21	25	351	56

Pre-Tax Stock-Based Compensation Expense	806	2,468	8,778	1,900
Income Tax Benefit	—	—	(2)	(8)

Net Stock-Based Compensation Expense	$806	$2,468	$8,776	$1,892

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

7.	Restructuring and Impairment Charges

Successor

In 2008, the Company recorded impairment charges for its Van de Kamp’s ($8,000), Mrs. Paul’s ($5,600), Lenders ($900) and Open Pit tradenames ($600). The charges are the result of the Company reassessing the long-term growth rates for its branded products. The charges are recorded in the Other expense (income), net line on the Consolidated Statement of Operations and are reported in the dry ($600) and frozen ($14,500) segments. In 2007, the Company experienced declines in sales of its Open Pit branded products. Upon reassessing the long term growth rates, the Company recorded an impairment of the tradename asset in the amount of $1,200. The charge is recorded in the Other expense (income), net line on the Consolidated Statements of Operations and is reported in the dry foods segment.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Predecessor

Description	Balance at January 1, 2007	Additions	Assumed Liabilities / Purchase Accounting	Noncash Reductions	Cash Reductions	Balance at April 2, 2007
Employee severance	$612	$—	$—	$—	$(113)	$499
Other costs	225	46	—	—	(46)	225

Total	$837	$46	$—	$—	$(159)	$724

Successor

Description	Balance at April 2, 2007	Additions	Assumed Liabilities / Purchase Accounting	Noncash Reductions	Cash Reductions	Balance at December 30, 2007
Other asset impairment charges	$—	$1,200	$—	$(1,200)	$—	$—
Employee severance	499	—	—	(290)	(90)	119
Other costs	225	—	(225)	—	—	—

Total	$724	$1,200	$(225)	$(1,490)	$(90)	$119

Description	Balance at December 31, 2007	Additions	Assumed Liabilities / Purchase Accounting	Noncash Reductions	Cash Reductions	Balance at December 28, 2008
Other asset impairment charges	$—	$15,100	$—	$(15,100)	$—	$—
Employee severance	119	—	—	—	(16)	103
Other costs	—	—	—	—	—	—

Total	$119	$15,100	$—	$(15,100)	$(16)	$103

8.	Other Expense (Income), net

	Successor		Predecessor
	Fiscal year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006
Restruturing and impairment charges	$15,100	$1,200	$46	$6,787
Amortization of intangibles/other assets	19,245	16,579	1,911	7,415
Gain on litigation settlement	(9,988)	—	—	—
Merger-related costs	—	—	49,129	—
Extinguishment gain on Senior Subordinated Notes	—	(5,670)	—	—
Royalty expense (income), net and other	6	(81)	(44)	(16)

Total other expense	$24,363	$12,028	$51,042	$14,186

Restructuring and impairment charges. As described in Note 7, the Predecessor incurred costs and asset write-downs in connection with the shutdown of the Omaha, Nebraska and Erie, Pennsylvania facilities and certain intangible assets. In 2008, the Company recorded impairment charges for its Van de Kamp’s ($8.0 million), Mrs. Paul’s ($5.6 million), Lenders ($0.9 million) and Open Pit tradenames ($0.6 million). The charges are the result of the Company reassessing the long-term growth rates for its branded products. In 2007, the Successor recorded a $1.2 million impairment for the Open Pit tradename.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Gain on litigation settlement. On April 17, 2008, the Company settled a lawsuit with R2 Top Hat, Ltd., relating to its claim against Aurora Foods Inc., which merged with the Company in March 2004. Under the settlement, the Company paid R2 Top Hat, Ltd. $10 million in full payment of the excess leverage fees related to the Aurora prepetition bank facility, all related interest and all other out-of-pocket costs. After this settlement, there are no remaining contingencies related to the excess leverage fees under the Aurora prepetition bank facility. Accordingly, the remaining $10.0 million accrued liability assumed in the merger with Aurora and recorded at fair value of $20.1 million in the purchase price allocation for the Blackstone Transaction was reduced to $0 and the related credit, net of related expenses, was recorded in Other expense (income), net in the Consolidated Statement of Operations.

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

9.	Balance Sheet Information

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

	December 28, 2008	December 30, 2007
Customers	$92,308	$96,155
Allowances for cash discounts, bad debts and returns	(3,680)	(4,028)

	88,628	92,127
Other	3,543	7,862

Total	$92,171	$99,989

Following are the changes in the allowance for cash discounts, bad debts, and returns:

	Beginning Balance	Additions	Deductions	Ending Balance
Successor
Fiscal year ended December 28, 2008	$4,028	$39,028	$(39,376)	$3,680
39 weeks ended December 30, 2007	4,763	28,027	(28,762)	4,028
Predecessor
13 weeks ended April 2, 2007	$4,006	$10,473	$(9,716)	$4,763
Fiscal year ended December 31, 2006	5,772	38,520	(40,286)	4,006

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Inventories. Inventories are as follows:

	December 28, 2008	December 30, 2007
Raw materials, containers and supplies	$52,368	$43,605
Finished product	141,469	124,831

	193,837	168,436
Reserves	(2,974)	(1,846)

Total	$190,863	$166,590

Reserves represent amounts necessary to adjust the carrying value of inventories to the lower of cost or net realizable value, including any costs to sell or dispose.

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

In the second quarter of 2007, in connection with the Blackstone Transaction, inventories were required to be valued at fair value, which the Company has estimated at $40.2 million higher than the Predecessor’s historical manufacturing cost. As of December 30, 2007, the entire $40.2 million had been charged to cost of products sold.

Following are the changes in the inventory reserves:

	Beginning Balance	Additions	Deductions	Ending Balance
Successor
Fiscal year ended December 28, 2008	$1,846	$3,131	$(2,003)	$2,974
39 weeks ended December 30, 2007	2,009	1,341	(1,504)	1,846
Predecessor
13 weeks ended April 2, 2007	$2,735	$546	$(1,272)	$2,009
Fiscal year ended December 31, 2006	7,190	3,778	(8,233)	2,735

Plant Assets. Plant assets are as follows:

	December 28, 2008	December 30, 2007
Land	$8,000	$8,192
Buildings	76,104	78,994
Machinery and equipment	232,522	202,934
Projects in progress	13,879	10,399

	330,505	300,519
Accumulated depreciation	(69,707)	(29,044)

Total	$260,798	$271,475

Depreciation of the Predecessor was $8,252 for the 13 weeks ended April 2, 2007 and $34,772 during fiscal 2006. Depreciation of the Successor was $29,092 during the 39 weeks ended December 30, 2007 and $43,264 during the fiscal year ended December 28, 2008.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Accrued Liabilities. Accrued liabilities are as follows:

	December 28, 2008	December 30, 2007
Employee compensation and benefits	$26,381	$32,713
Excess leverage fee (see Note 13)	100	20,110
Consumer coupons	1,774	1,904
Interest payable	28,146	37,698
Accrued restructuring charges	103	119
Other	12,508	16,722

Total	$69,012	$109,266

10.	Goodwill, Tradenames and Other Assets

Goodwill by segment is as follows:

	Dry Foods	Frozen Foods	Total
Predecessor
Balance, December 31, 2006	$334,494	$67,667	$402,161
Adoption of FIN 48	1,070	—	1,070

Balance, April 2, 2007	$335,564	$67,667	$403,231

Successor
Blackstone Transaction allocation of purchase price	$652,434	$344,112	$996,546
Settlement of pre-acquisition liabilities	(676)	(452)	(1,128)

Balance, December 30, 2007	$651,758	$343,660	$995,418
Settlement of pre-acquisition liabilities	(819)	(432)	(1,251)

Balance, December 28, 2008	$650,939	$343,228	$994,167

SFAS No. 141 “Business Combinations” requires all business combinations be accounted for using the purchase method of accounting. SFAS No. 142, “Goodwill and Other Intangible Assets,” provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate.

As discussed in Note 13, the application of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of Statement of Financial Accounting Standards (“SFAS”) Statement No. 109” (“FIN 48”), and the expiration of certain statutes of limitation relating to certain tax returns for prior years during the 13 weeks ended April 2, 2007 resulted in a $1,070 increase to goodwill for the Predecessor.

The Blackstone Transaction was accounted for in accordance of SFAS No. 141 and resulted in $996,546 in goodwill for the Successor of which $652,434 was allocated to Dry Foods and $344,112 was allocated to Frozen Foods.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Tradenames

Tradenames by segment is as follows:

	Dry Foods	Frozen Foods	Total
Predecessor
Balance, December 31, 2006	$568,740	$228,842	$797,582

Balance, April 2, 2007	$568,740	$228,842	$797,582

Successor
Blackstone transaction allocation of purchase price	$684,032	$242,380	$926,412
Impairment	(1,200)		(1,200)

Balance, December 30, 2007	$682,832	$242,380	$925,212

Impairments	(600)	(14,500)	(15,100)

Balance, December 28, 2008	$682,232	$227,880	$910,112

For the Successor, the allocation of the Blackstone Transaction purchase price resulted in indefinite lived tradename intangible assets of $926,412, of which $684,032 has been allocated to the dry foods segment and $242,380 has been allocated to the frozen food segment.

In 2008, the Company recorded impairment charges for its Van de Kamp’s ($8,000), Mrs. Paul’s ($5,600), Lenders ($900) and Open Pit tradenames ($600). The charges are the result of the Company reassessing the long-term growth rates for its branded products. The charges are recorded in the Other expense (income), net line on the Consolidated Statement of Operations and are reported in the dry ($600) and frozen ($14,500) segments. In 2007, the Company experienced declines in sales of its Open Pit branded products. Upon reassessing the long term growth rates, the Company recorded an impairment of the tradename asset in the amount of $1,200. The charge is recorded in the Other expense (income), net line on the Consolidated Statements of Operations and is reported in the dry foods segment.

Other Assets

	December 28, 2008	December 30, 2007
Amortizable intangibles, net of accumulated amortization of $35,824 and $16,579, respectively	$139,647	$158,892
Deferred financing costs, net of accumulated amortization of $13,603 and $8,889, respectively	26,966	30,974
Foreign Currency Swap (See Note 14)	—	347

Total	$166,613	$190,213

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

The change in the book value of the amortizable intangible assets, net is as follows:

	Predecessor
	December 31, 2006	Amortization	April 2, 2007
Dry foods	$25,213	$(1,337)	$23,876
Frozen foods	5,135	(574)	4,561

Total	$30,348	$(1,911)	$28,437

	Successor
	Blackstone Transaction	Amortization	December 30, 2007	Amortization	December 28, 2008
Dry foods	$78,264	$(6,644)	$71,620	$(7,806)	$63,814
Frozen foods	97,207	(9,935)	87,272	(11,439)	75,833

Total	$175,471	$(16,579)	$158,892	$(19,245)	$139,647

In fiscal 2007, The Blackstone Transaction was accounted for in accordance of SFAS No. 141, “Business Combinations,” and resulted in $175,471 in amortizable intangibles for the Successor; $52,810 was allocated to recipes with a life of ten years and $122,661 was allocated to customer relationships with useful lives ranging between 7 and 40 years.

Estimated amortization expense for each of the next five years and thereafter is as follows: 2009 - $16,790, 2010 - $13,209, 2011 - $12,424, 2012 - $12,264, 2013 - $12,113 and thereafter - $72,847.

Deferred financing costs relate to the Company’s senior secured credit facilities, senior notes and senior subordinated notes. Amortization for the Predecessor was $1,977 and $7,424 for the 13 weeks ending April 2, 2007 and fiscal 2006, respectively. Amortization for the Successor was $7,758 for the 39 weeks ending December 30, 2007 and $4,714 for the fiscal year ended 2008. In addition, the Successor accelerated amortization of $1,131 related to the $51 million of senior subordinated notes repurchased in December 2007.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

11.	Debt and Interest Expense

	December 28, 2008	December 30, 2007
Short-term borrowings
- Revolving Credit Facility	$26,000	$—
- Notes payable	163	1,370

Total short-term borrowings	26,163	1,370

Long-term debt
- Senior secured credit facility - term loan	$1,234,375	$1,243,750
- 9.25% Senior notes	325,000	325,000
- 10.625% Senior subordinated notes	199,000	199,000
- Capital lease obligations	814	1,051

	1,759,189	1,768,801
Less: current portion of long-term obligations	12,750	12,736

Total long-term debt	$1,746,439	$1,756,065

Interest expense

	Successor		Predecessor
	Fiscal year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006
Third party interest expense	$133,947	$125,600	$38,654	$85,035
Related party interest expense	3,106	1,463	9	693
Interest rate swap (gains) losses (Note 14)	16,227	(2,559)	416	887

	$153,280	$124,504	$39,079	$86,615

Successor – As part of the Blackstone Transaction as described in Note 1, Peak Finance LLC entered into a $1,375.0 million credit agreement (the “Senior Secured Credit Facility”) in the form of (i) Term Loans in an initial aggregate amount of $1,250.0 million and (ii) Revolving Credit Commitments in the initial aggregate amount of $125.0 million (the “Revolving Credit Facility”). Peak Finance LLC merged with and into PFF on April 2, 2007 at the closing of the Blackstone Transaction. The term loan matures April 2, 2014. The Revolving Credit Facility matures April 2, 2013. Borrowings outstanding under the Revolving Credit Facility as of December 28, 2008 totaled $26.0 million. There were no borrowings outstanding under the Revolving Credit Facility as of December 30, 2007.

As discussed in Note 4 to the Consolidated Financial Statements, Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings Inc. has a total commitment within the Revolving Credit Facility of $15.0 million and is currently not funding its portion. The Company has no assurances that LCPI will participate in any future funding requests under the revolving credit facility. While the Company is exploring options to replace Lehman’s commitment within the facility, the Company cannot guarantee that it will be able to obtain such replacement loan commitments from other banks. However, based upon management’s projection of cash flows, the Company believes that it has sufficient liquidity to conduct its normal operations and does not believe that the potential reduction in available capacity under this revolving credit facility will have a material impact on its short-term or long-term liquidity.

The amount of the term loan that was owed to affiliates of the Blackstone Group as of December 28, 2008 and December 30, 2007, was $34,587 and $29,850, respectively.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

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

Applicable Margin (per annum)

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

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility. For the fiscal years ended December 28, 2008 and December 30, 2007, the weighted average interest rate on the term loan was 6.21% and 8.05%, respectively. For the fiscal years ended December 28, 2008 and December 30, 2007, the weighted average interest rate on the Revolving Credit Facility was 5.45% and 8.09%, respectively. As of December 28, 2008 and December 30, 2007, the Eurodollar interest rate on the term loan facility was 6.52% and 7.94%, respectively. As of December 28, 2008, the Eurodollar interest rate on the Revolving Credit Facility was 3.21%.

The Company pays a fee for all outstanding letters of credit drawn against its Revolving Credit Facility at an annual rate equivalent to the Applicable Margin then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility agreement cannot exceed $25,000. As of December 28, 2008 and December 30, 2007, the Company had utilized $15,181 and $9,757, respectively of the Revolving Credit Facility for letters of credit. As of December 30, 2007 there were no borrowing under the Revolving Credit Facility, so of the $125,000 Revolving Credit Facility available, the Company had an unused balance of $115,243 available for future borrowing and letters of credit. As of December 28, 2008 borrowings under the Revolving Credit Facility totaled $26,000, so of the $99,000 Revolving Credit Facility available, the Company had an unused balance of $83,819 available for future borrowing and letters of credit. The remaining amount that can be used for letters of credit as of December 28, 2008 and December 30, 2007 was $9,819 and $15,243, respectively. If the Company is unsuccessful in replacing the commitment from LCPI, the amount available for future borrowings and letters of credit as of December 28, 2008 would be $68,819.

The term loan matures in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the term loan outstanding as of December 28, 2008 are $12.5 million in 2009, $12.5 million in 2010, $12.5 million in 2011, $12.5 million in 2012, $12.5 million in 2013 and $1,171.88 million thereafter.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

On April 2, 2007, as part of the Blackstone Transaction described in Note 1, the Company issued $325.0 million of 9.25% Senior Notes (the “Senior Notes”) due 2015, and $250.0 million of 10.625% Senior Subordinated Notes (the “Senior Subordinated Notes”) due 2017. The Senior Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior secured indebtedness of the Company and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company. The Senior Subordinated Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company. See Note 19 for Guarantor and Nonguarantor Financial Statements.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Predecessor- In November 2003, the Predecessor entered into a $675.0 million Credit Agreement (“Predecessor Senior Secured Credit Facilities”) with JPMorgan Chase Bank (a related party of JPMorgan Partners, LLC as noted in Note 16) and other financial institutions as lenders, which provided for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available on November 25, 2003 and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Merger on March 19, 2004. Concurrently with the acquisition of the Armour Business but effective as of February 14, 2006, the Company entered into an Amendment No. 4 and Agreement to the Predecessor Senior Secured Credit Facilities (“Amendment No. 4”). Among other things, Amendment No. 4 approved the Armour acquisition and provided for the making of $143.0 million of additional tack-on term loans to fund a portion of the acquisition. The Predecessor Senior Secured Credit Facilities also provided for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available on November 25, 2003, and the remaining $65.0 million was made available on the closing date of the Aurora Merger on March 19, 2004.

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

In November 2003 and February 2004, the Predecessor issued $200.0 million and $194.0 million, respectively, 8.25% senior subordinated notes. The February 2004 notes resulted in gross proceeds of $201.0 million, including premium. The terms of the February 2004 notes were the same as the November 2003 notes and were issued under the same indenture.

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

12.	Pension and Retirement Plans

As of December 28, 2008, the Company maintains a noncontributory defined benefit pension plan that covers eligible union employees and provides benefits generally based on years of service and employees’ compensation. The Company’s pension plan is funded in conformity with the funding requirements of applicable government regulations. In fiscal 2006 the Company was not required to make contributions to its pension plan. The Company made contributions to the pension plan totaling $1.1 million and $2.5 million in fiscal 2007 and fiscal 2008, respectively. In fiscal 2009, the Company expects to make contributions of $8.6 million.

During 2008, the United States financial markets experienced a significant downturn. As a result, the Company experienced significant losses on our pension plan, which has led to an increase in our projected benefit obligation. The pension plan has a total unfunded status of $36.5 million as of December 28, 2008. As shown in the table below, the net pension benefit cost in fiscal 2008 was $1.5 million. Due to the increase in the projected benefit obligation, this expense will increase in 2009 to approximately $4.5 – $5.0 million.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

In connection with the acquisition of the Armour Business on March 1, 2006, hourly employees covered under the union collective bargaining agreement were added to the noncontributory defined benefit pension plan. The liability related to the service period up to the date of acquisition was retained by The Dial Corporation. Additionally, the Company assumed the liability for postretirement health care and life insurance related to certain hourly employees covered under the union collective bargaining agreement for the Armour Business. In 2007, the collective bargaining agreement between the Company and the United Food & Commercial Workers Union (the “UFCW”) at the Ft. Madison, Iowa production facility was renewed. Under the new collective bargaining agreement, post retirement health benefits were eliminated. As such the company recorded a curtailment gain of $9.2 million. Additionally, effective March 2008, the employees at the Ft. Madison facility stopped participating in the pension plan and are now part of the UFCW’s multi-employer pension plan.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

	Pension Benefits
	Successor		Predecessor
	Fiscal year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006
Change in Benefit Obligation
Net benefit obligation at beginning of the period	$63,389	$66,567	$65,076	$66,454
Service cost	1,539	1,489	472	2,178
Interest cost	4,264	2,940	980	3,596
Amendments	1,739	—	—	—
Actuarial (gain) loss	7,861	(4,650)	946	(3,445)
Gross benefits paid	(3,580)	(2,957)	(907)	(3,707)

Net benefit obligation at end of the period	75,212	63,389	66,567	65,076

Change in Plan Assets
Fair value of plan assets at beginning of the period	56,030	55,058	55,253	53,208
Employer contributions	2,501	1,140	—	—
Actual return on plan assets	(16,246)	2,789	712	5,752
Gross benefits paid	(3,580)	(2,957)	(907)	(3,707)

Fair value of plan assets at end of the period	38,705	56,030	55,058	55,253

Funded status at end of the year	$(36,507)	$(7,359)	$(11,509)	$(9,823)

Reconciliation
Unrecognized net actuarial loss			5,218	3,892
Amount included in accumulated other comprehensive income (loss)			(37)	(37)

Net amount recognized at end of the period	NA	NA	$(6,328)	$(5,968)

Amounts recognized in the Consolidated Balance Sheet
Accrued pension benefits	$(36,507)	$(7,359)	$(5,678)	$(5,318)
Accrued pension benefits (part of Accrued Liabilities)		—	(650)	(650)

Net amount recognized at end of the period	$(36,507)	$(7,359)	$(6,328)	$(5,968)

Amounts recognized in Accumulated Other Comprehensive (Loss) / Income
Net loss / (gain)	$24,356	$(4,191)
Prior service cost	1,597	—

Net amount recognized at end of the period	$25,953	$(4,191)	NA	NA

Accumulated benefit obligation	$68,246	$60,320	$63,163	$61,222
Weighted average assumptions
Discount rate	6.05%	6.48%	6.00%	6.00%
Expected return on plan assets	7.50%	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	3.50%	3.50%	3.50%
Additional information
(Decrease) increase in minimum liability included in other comprehensive income (loss)	NA	NA	$—	$(3,981)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

	Other Postretirement Benefits
	Successor		Predecessor
	Fiscal year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006
Change in Benefit Obligation
Net benefit obligation at beginning of the period	$1,047	$9,305	$8,928	$1,237
Acquisitions	—	—	—	7,256
Service cost	—	728	246	837
Interest cost	19	371	132	398
Curtailment Gain	—	(9,145)	—	—
Actuarial gain	(677)	(196)	—	(793)
Gross benefits paid	(27)	(16)	(1)	(7)

Net benefit obligation at end of the period	362	1,047	9,305	8,928

Change in Plan Assets
Fair value of plan assets at beginning of the period	—	—	—	—
Employer contributions	27	16	1	7
Gross benefits paid	(27)	(16)	(1)	(7)

Fair value of plan assets at end of the period	—	—	—	—

Funded status at end of the year	$(362)	$(1,047)	$(9,305)	$(8,928)

Reconciliation
Unrecognized net actuarial gain			(558)	(558)
Unamortized prior service credit			(1,220)	(1,304)

Net amount recognized at end of the period	NA	NA	$(11,083)	$(10,790)

Amounts recognized in the Consolidated Balance Sheet
Accrued other postretirement benefits	$(362)	$(1,047)	$(11,083)	$(10,790)

Net amount recognized at end of the period	$(362)	$(1,047)	$(11,083)	$(10,790)

Amounts recognized in Accumulated Other Comprehensive (Loss) / Income
Net loss / (gain)	$(828)	$(196)

Net amount recognized at end of the period	$(828)	$(196)	NA	NA

Weighted average assumptions
Discount rate	6.20%	6.48%	6.00%	6.00%

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

The following represents the components of net periodic benefit costs and the sensitivity of retiree welfare benefits:

Pension Benefits

	Successor		Predecessor
	Fiscal year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006
Service cost	$1,539	$1,489	$472	$2,178
Interest cost	4,264	2,940	980	3,596
Expected return on assets	(4,440)	(3,248)	(1,092)	(4,201)
Amortization of prior service cost	142	—	—	—
Recognized net acturial loss	—	—	—	122

Net periodic benefit cost	$1,505	$1,181	$360	$1,695

Weighted average assumptions:
Discount rate	6.48%	6.00%	6.00%	5.50%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	3.50%	3.50%	3.50%	3.63%

Other postretirement benefits

	Successor		Predecessor
	Fiscal year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006
Service cost	$19	$728	$246	$837
Interest cost	—	371	132	398
Amortization of:
Unrecognized prior service credit	(44)	—	(84)	(338)
Curtailment	—	(9,145)	—	—

Net periodic benefit cost (credit)	$(25)	$(8,046)	$294	$897

Weighted average assumptions:
Discount rate	6.48%	6.00%	6.00%	5.75%
Expected return on plan assets	NA	NA	NA	NA
Rate of compensation increase	NA	NA	NA	NA

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

The assumed health care trend rates used in determining other post-retirement benefits at December 28, 2008 are 10.0% gradually decreasing to 4.5%. The assumed health care trend rates used in determining other post-retirement benefits at December 30, 2007 are 9.0% gradually decreasing to 5.0%. The assumed health care trend rates used in determining other post-retirement benefits at April 2, 2007 are 8.0% gradually decreasing to 5.0%. The assumed health care trend rates used in determining other post-retirement benefits at December 31, 2006 are 9.0% gradually decreasing to 5.0%.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

	Successor		Predecessor
	Fiscal year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006
Other post retirement benefits
Sensitivity of retiree welfare benefits
Effect of a one percentage point increase in assumed health care cost trend
on total service and interest cost components	$—	$3	$1	$118
on postretirement benefit obligation	1	70	81	1,968
Effect of a one percentage point decrease in assumed health care cost trend
on total service and interest cost components	$—	$(3)	$1	$(90)
on postretirement benefit obligation	1	(60)	(69)	(1,506)

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 28, 2008 and December 30, 2007, by asset category, are as follows:

	December 28, 2008	December 30, 2007
Asset category
Equity securities	59%	59%
Debt securities	36%	35%
Cash	5%	6%

Total	100%	100%

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

Cash Flows

Contributions. The Company expects to contribute $8,600 to its pension plan and $54 to its other postretirement benefit plan during fiscal 2009.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
2009	$3,456	$54
2010	3,305	28
2011	3,253	22
2012	3,195	11
2013	3,175	9
2014-2018	17,378	58

Savings Plans. Employees participate in a 401(k) plan. Pinnacle matches 50% of employee contributions up to five percent of compensation for union employees after one year of continuous service and six percent of compensation for salaried employees and it is our current intent to continue the match at these levels. Employer contributions made by the Company relating to this plan were $2,744 for fiscal 2008, $1,728 for the 39 weeks ended December 30, 2007, $790 for the 13 weeks ended April 2, 2007 and $2,186 for fiscal 2006.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

13.	Taxes on Earnings

The components of the provision for income taxes are as follows:

	Fiscal year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006
Current
Federal	$(192)	$104	$55	$339
State	257	35	6	120
Non-U.S.	2,214	2,434	(169)	674

	2,279	2,573	(108)	1,133

Deferred
Federal	20,894	18,570	5,406	20,359
State	3,808	3,387	986	4,606
Non-U.S.	55	216	—	—

	24,757	22,173	6,392	24,965

Provision for income taxes	$27,036	$24,746	$6,284	$26,098

(Loss) earnings before income taxes
United States	$(7,803)	$(30,564)	$(59,967)	$58,419
Non-U.S.	6,258	6,601	(398)	1,603

Total	$(1,545)	$(23,963)	$(60,365)	$60,022

The effective tax rate differs from the federal statutory income tax rate as explained below:

Effective Income Tax Rate
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	-170.7%	-9.3%	-1.1%	4.1%
Tax effect resulting from international activities	-133.8%	-7.5%	0.0%	0.2%
Change in deferred tax valuation allowance	-1,470.3%	-117.9%	-53.3%	0.8%
Non-deductible expenses	-20.3%	-3.6%	9.1%	1.6%
Tax Credits	7.9%	0.0%	0.0%	0.0%
Other	2.4%	0.0%	-0.1%	1.8%

Effective income tax rate	-1,749.9%	-103.3%	-10.4%	43.5%

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

The components of deferred tax assets and liabilities are as follows:

	December 28, 2008	December 30, 2007
Deferred Tax Assets and Liabilities
Current
Accrued liabilities	8,879	17,975
Inventories	6,570	4,703
Benefits and compensation	5,983	8,292
Valuation allowance	(17,788)	(24,710)

	3,644	6,260

Non Current
Postretirement benefits	$12,901	$3,454
Accrued liabilities	764	1,177
Benefits and compensation	577	547
Net operating loss carryforwards	342,604	289,247
Federal & state tax credits	398	893
Alternative minimum tax	1,901	1,088
Hedging	2,684	9,587
Other intangible assets	(23,085)	(25,519)
Indefinite-lived intangible assets	(314,726)	(290,037)
Plant assets	(41,247)	(42,349)
Unremitted earnings	(1,198)	—
Other	236	(511)
Valuation allowance	(300,510)	(244,144)

	(318,701)	(296,567)

Net deferred tax asset (liability)	$(315,057)	$(290,307)

Amounts recognized in the Consolidated Balance Sheet
Current deferred tax assets	$3,644	$6,260
Non-current deferred tax liabilities	(318,701)	(296,567)

Net deferred tax asset (liability)	$(315,057)	$(290,307)

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

SFAS No. 109 further states that where there is negative evidence such as cumulative losses in recent years, concluding that a valuation allowance is not required is problematical. Therefore, cumulative losses weigh heavily in the overall assessment. Management has determined that it is no longer more likely than not that the Company would be able to realize the deferred tax assets of both the Predecessor and the Company. This conclusion was reached due to cumulative losses recognized by the Predecessor in preceding years. Management intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

In accordance with SFAS No. 109, deferred assets and liabilities have been recognized for the differences between the assigned values and the tax bases of the assets and liabilities recognized in a purchase business combination. As of the April 2, 2007 business combination date, the Company established a deferred tax liability of $268.0 million, net of valuation allowance of $236.0 million. The deferred tax liability relates to the book and tax basis differences for indefinite lived intangible assets consisting of primarily tradenames and goodwill. As of December 28, 2008, the remaining valuation allowance that was recorded on the business combination date was $227.9 million. Upon the adoption of FAS141 (R) in 2009, the tax benefit from any future release of the acquisition date valuation would be reflected in the tax provision, rather than as a reduction to goodwill as required under prior accounting standards.

The federal valuation allowance at December 28, 2008 is $283.4 million, and the state valuation allowance is $34.9 million.

CHC, the parent of the Company is a loss corporation as defined in Internal Revenue Code Section 382. As of December 28, 2008 CHC had a federal Net Operating Loss Carryover of $1,125.5 million of which $898.1 million existed as of the business combination date and is subject to various Section 382 limitations. Approximately $255.4 million of the carryover from the Aurora transaction exceeds the estimated Section 382 limitation. As noted below, in connection with the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) the Predecessor reduced its deferred tax assets for this limitation. Section 382 places an annual limitation on a CHC’s ability to utilize loss carryovers to reduce future taxable income. It is expected that CHC’s annual Section 382 limitation will approximate $14 million to 18 million, which may increase or decrease pending resolution of certain tax matters. This annual limitation can affect the Company’s ability to utilize other tax attributes such as tax credit carryforwards.

CHC’s federal net operating losses have expiration periods from 2017 through 2028. CHC also has state tax net operating loss carryforwards which are also limited and vary in amount by jurisdiction. State net operating losses are approximately $641.4 million with expiration periods through 2028.

Following are the changes in the deferred tax valuation allowance:

	Beginning Balance	Additions	Acquisitions	Deductions	Ending Balance
Successor
Fiscal year ended December 28, 2008	$268,854	$50,103	$—	$(659)	$318,298
39 weeks ended December 30, 2007	331,858	45,814	(95,883)	(12,935)	268,854
Predecessor
13 weeks ended April 2, 2007	$398,000	$39,670	$—	$(105,812)	$331,858
Fiscal year ended December 31, 2006	385,868	2,307	10,592	(767)	398,000

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

Gross unrecognized tax benefits at January 1, 2007	$2,278
Increase ( decrease) for tax positions related to prior periods	—
Increase ( decrease) for tax positions related to the current period	—
Decrease related to settlement with tax authorities	—
Reductions due to lapse of applicable statutes of limitations	—

Gross unrecognized tax benefit at April 2, 20007	$2,278

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Increase ( decrease) for tax positions related to prior periods	—
Increase ( decrease) for tax positions related to the current period	—
Decrease related to settlement with tax authorities	—
Reductions due to lapse of applicable statutes of limitations	(902)

Gross unrecognized tax benefits at December 30, 2007	$1,376

Increase ( decrease) for tax positions related to prior periods	97
Increase ( decrease) for tax positions related to the current period	—
Decrease related to settlement with tax authorities	—
Reductions due to lapse of applicable statutes of limitations	(985)

Gross unrecognized tax benefits at December 28, 2008	$488

The Company’s liability for UTB as of December 28, 2008 is $488, reflecting a reduction of $985 resulting from the expiration of certain statutes of limitation. The amount, if recognized, that would impact the effective tax rate as of December 28, 2008 was $488. The entire amount of the liability for unrecognized tax benefits is classified as a long-term liability. Certain statutes of limitation may expire within the next twelve months that could cause a decrease in the UTB liability of approximately $73. The decrease, if realized, would be recorded as a tax benefit to the provision.

The Company recognizes interest and penalties associated with uncertain tax positions as a component of the Provision for Income Taxes. The Company’s liability includes accrued interest of $364 and $106 as of December 30, 2007 and December 28, 2008, respectively. A reduction in accrued interest of $333 was recorded during 2008 as the result of the expiration of certain statutes of limitation. No penalties were accrued.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

14.	Financial Instruments

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

After the Blackstone Transaction was completed, the Successor entered into a new interest rate swap agreement and an interest rate collar agreement with Lehman Brothers Special Financing (“LBSF”). See “Lehman Brothers Special Financing” below regarding the bankruptcy of LBSF and the subsequent termination of the interest rate swap and collar contracts.

In accordance with SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities”, the Company designated the interest rate swap as a cash flow hedge of the risk of changes attributable to interest rate risk in the Company’s first previously unhedged LIBOR-indexed interest payments made each quarter until the maturity date of the swap that, in the aggregate for each period, are interest payments on an amount of debt principal corresponding to the outstanding swap notional amount of the Company’s then-existing LIBOR-based floating rate debt that reprices on the closest day following the second day of each January, April, July and October (the hedged transactions). The interest rate swap contained the following terms:

•	Notional amount: $976,250 amortizing to $63,651

•	Fixed rate: 4.958%

•	Index: 3 mo. USD-LIBOR-BBA

•	Effective Date: April 2, 2007

•	Maturity Date: April 2, 2012

In accordance with SFAS No. 133, the interest rate collar had also been designated as a cash flow hedge of the changes in the forecasted floating-rate interest payments attributable to changes in 3-month USD-LIBOR-BBA above 5.50% and below 4.39% (the “strike rates”) on the first previously unhedged 3-month USD-LIBOR-BBA interest payments on the Company’s then-existing 3-month USD-LIBOR-BBA-based debt having a principal amount corresponding to the outstanding notional amount of the collar that resets on the second day of each January, April, July and October until the maturity date of the collar. The collar had an effective date of April 2, 2008 and a maturity date of April 2, 2012. Should 3-month USD-LIBOR-BBA fall below 4.39% on a rate reset date during the period from April 2, 2008 to April 2, 2012, the Company was to pay the Counterparty the amount equal to the outstanding notional amount of the collar multiplied by a spread [equalling 4.39% minus 3-month USD-LIBOR-BBA] multiplied by the number of days in the period divided by 360. Should 3-month USD-LIBOR-BBA rise above 5.50% on a rate reset date during the period from April 2, 2008 to April 2, 2012, the Counterparty was to pay the Company the amount equal to the outstanding notional amount on the collar multiplied by a spread [equalling 3-month USD-LIBOR-BBA minus 5.50%] multiplied by the number of days in the period divided by 360.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

As of December 30, 2007, the fair values of the interest rate swap and collar contracts were a loss of $24,135, which was recorded in the Other long-term liabilities line on the Consolidated Balance Sheet. The offsetting loss was recorded as a component of Accumulated other comprehensive (loss) income. As of December 30, 2007, interest receivable of $653 was recorded in the Other current assets line on the Consolidated Balance Sheet. The offsetting gains or losses from interest payable or interest receivable are recorded as a component of Interest expense in the Consolidated Statement of Operations.

As a result of the Lehman Brothers Special Financing bankruptcy on October 3, 2008, the swaps were de-designated as a cash flow hedge in accordance with SFAS No. 133. The fair market value of the swap and collar on the de-designation date was $11,547. These contracts were terminated on October 24, 2008 at a price of $17,030 excluding fees and expenses. The gain on the swap and collar from December 30, 2007 to the de-designation date ($12,588) was recorded in Accumulated other comprehensive (loss) income. From October 3, 2008 to October 24, 2008, the fair market value of the swap and collar declined from a loss of $11,547 to a loss of $17,030 (the termination payment). The amount of the loss, $5,483, was recorded as a component of Interest expense in the Consolidated Statement of Operations. The fair market value at the date of de-designation was $11,547, which was recorded in Accumulated other comprehensive (loss) income, is being amortized over the remaining life of the LBSF swap and collar. The amount amortized from the de-designation date (October 3, 2008) to the end of the year was $1,259. For more information on the bankruptcy of Lehman Brothers Special Financing, see Note 4 to the Consolidated Financial Statements.

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

This swap was not designated as a hedge pursuant to SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities.” As of December 28, 2008, the fair value of the interest rate swap was zero. Losses on the interest rate swap for fiscal 2008, which were recorded as a component of interest expense, totaled $1,008.

In the 4th quarter of 2008, the Company entered into four interest rate swap agreements with Barclay’s Bank PLC (“Barclay’s).

In accordance with SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities”, the Company designated the Barclay’s interest rate swaps as cash flow hedges of the risk of changes attributable to interest rate risk in the Company’s LIBOR-indexed interest payments made each month until the maturity date of the swaps that, in the aggregate for each period, are interest payments on an amount of debt principal corresponding to the outstanding swaps notional amount of the Company’s then-existing LIBOR-based floating rate debt that reprices on the closest day following the second day of each month. The four Barclay’s interest rate swaps in the aggregate contain the following terms:

•	Notional amounts: $768,498 amortizing to $581,593

•	Fixed rate: 1.54% - 2.7625%

•	Index: 3 mo. USD-LIBOR-BBA

•	Effective Date: January 2, 2009

•	Maturity Date: April 2, 2011

As of December 28, 2008, the fair values of the interest rate swaps contracts were a loss of $11,890, which was recorded in the Other long-term liabilities line on the Consolidated Balance Sheet. The offsetting loss was recorded as a component of Accumulated other comprehensive (loss) income.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Gains and losses on the interest rate swaps, which were recorded as either an adjustment to interest expense in the Consolidated Statement of Operations or as an adjustment to Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets, are detailed below:

Interest Rate Swaps	Successor		Predecessor
	Fiscal year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006
Mark-to-market gain/(loss) recorded in:
Accumulated other comprehensive (loss) income	$698	$(24,135)	$—	$—
Consolidated Statement of Operations	(5,483)	2,299	(1,452)	(3,269)
Realized gain/(loss) recorded in the
Consolidated Statement of Operations	(10,743)	260	1,036	2,382

Net gain/(loss) on interest rate swaps	$(15,528)	$(21,576)	$(416)	$(887)

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

After the Blackstone Transaction was completed, the Company entered into natural gas swap transactions with LBSF to lower the Company’s exposure to the price of natural gas. As of December 30, 2007, the trades in effect matured in June 2008 and had various notional quantities of MMBTU’s per month. The Company paid a fixed price ranging from $7.24 to $7.97 per MMBTU, with settlements monthly. As of December 30, 2007, the fair value of the natural gas swaps was a loss of $77, and was recorded in accrued liabilities. Losses for the fiscal year ended December 30, 2007, recorded as a component of cost of products sold, were $431. In September 2008, new contracts were signed with LBSF with trades in effect that matured between October 2008 and December 2009 with quantities ranging from 29,000 to 59,000 MMBTU’s per month. The Company paid a fixed price ranging from $8.53 to $12.81 per MMBTU, with settlements monthly. In October 2008, the natural gas contracts were terminated as a result of the bankruptcy of Lehman Brothers Special Financing at a price of $1,314 excluding fees and expenses. See “Lehman Brothers Special Financing” below regarding the bankruptcy of LBSF and the subsequent termination of the natural gas swap transactions.

In the 4th quarter of 2008, the Company entered into natural gas swap agreements with Barclays Bank PLC. As of December 28, 2008, the trades in effect mature between January 2009 and October 2009 with monthly quantities ranging from 24,000 to 150,000 MMBTU’s. The Company will pay a fixed price ranging from $6.23 to $6.75 per MMBTU, with settlements monthly. As of December 28, 2008, the fair value of the natural gas swap was a loss of $288, and is recorded in Accrued liabilities on the Consolidated Balance Sheet.

Losses for the fiscal year ended December 28, 2008 related to the Natural Gas Swaps, recorded as a component of Cost of Products Sold, were $1,869.

The swap contracts were not designated as hedges pursuant to SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities.”

Gains and losses on the natural gas swaps, which were recorded as a component of cost of products sold in the Consolidated Statement of Operations, are detailed below:

Natural Gas Swaps	Successor		Predecessor
	Fiscal year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006
Mark-to-market gain/(loss) recorded in:
Consolidated Statement of Operations	$(210)	$(123)	$205	$(168)
Realized gain/(loss) recorded in the
Consolidated Statement of Operations	(1,659)	(308)	(84)	(1,207)

Net gain/(loss) on natural gas swaps	$(1,869)	$(431)	$121	$(1,375)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Foreign Exchange Risk

The Company entered into various types of foreign currency contracts to lower the Company’s exposure to exchange rate fluctuations between the U.S. dollar and the Canadian dollar with two vendors: LBSF and the Union Bank of California. Each agreement was based upon a notional amount in Canadian dollars, which is expected to approximate a portion of the amount of the Company’s Canadian subsidiary’s U.S. dollar-denominated purchases for the month.

The contracts with LBSF were entered into in April 2007 and were not designated as hedges pursuant to SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities.” As of December 30, 2007, the fair value of the Lehman foreign currency exchange contracts was a loss of $2,353, which was recorded in Accrued liabilities on the Consolidated Balance Sheet.

In October, 2008, the foreign currency contracts were terminated as a result of the bankruptcy of LBSF with proceeds to the Company of $629 excluding fees and expenses. Losses and gains for the LBSF foreign exchange contacts were recorded as an adjustment to cost of products sold on the Consolidated Statement of Operations. See “Lehman Brothers Special Financing” below for a discussion of the costs related to the termination of the swap and collar contracts. For more information on the bankruptcy of Lehman Brothers Special Financing, see Note 4 to the Consolidated Financial Statements.

Contracts with the Union Bank of California were entered into in October 2007 and in accordance with SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities” were designated as a cash flow hedge. SFAS No. 133 states that foreign currency risk associated with these transactions can be designated as a hedge since (1) they are in a currency (CAD) other than the Company’s functional currency (USD), (2) they have a high probability of occurring since the contract values approximate a portion of the amount of the Company’s Canadian subsidiary’s U.S. dollar-denominated purchases for the month and (3) the foreign currency risk associated with these transactions affects consolidated earnings. The exchange rate swap contracts outstanding at December 28, 2008 contain the following terms:

•	Notional amounts: $400 - $2,600 CAD

•	CAD to USD Exchange Rates: .968 - 1.007

•	Maturity Dates: Jan 2009 - Dec 2009

As of December 30, 2007, the fair value of the Union Bank of California foreign currency exchange contracts was a gain of $752, of which $406 was recorded in Other current assets and $347 is recorded in Other assets, net on the Consolidated Balance Sheet. As of December 28, 2008, the fair value of the Union Bank of California foreign currency swap contracts was a gain of $5,346 which is recorded in Other current assets on the Consolidated Balance Sheet. The offsetting gain of $4,594 is recorded as a component of Accumulated other comprehensive (loss) income ($4,594 net of tax).

Gains and losses on the foreign currency exchange swaps, which were recorded as either an adjustment to cost of products sold in the Consolidated Statement of Operations, or as an adjustment to Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets, are detailed below:

	Successor		Predecessor
Foreign currency swaps	Fiscal year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006
Mark-to-market gain/(loss) recorded in:
Accumulated other comprehensive (loss) income	$4,594	$752	$—	$—
Consolidated Statement of Operations	2,353	(2,353)	—	280
Realized gain/(loss) recorded in the
Consolidated Statement of Operations	2,394	(2,840)	—	(557)

Net gain/(loss) on foreign currency swaps	$9,341	$(4,441)	$—	$(277)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Lehman Brothers Special Financing

As discussed in Note 4, on October 3, 2008, Lehman Brothers Special Financing filed for Chapter 11 Bankruptcy protection. The bankruptcy filing constitutes an event of default with respect to the interest rate swap, interest rate collar, natural gas swaps and foreign currency options. The Company, as is its right under the contract agreement with LBSF, terminated all of its contracts at a cash cost of $17.7 million, consisting of $17.5 million paid to LBSF and $0.2 million in expenses.

Other

The Company utilizes irrevocable standby letters of credit with one-year renewable terms to satisfy workers’ compensation self-insurance security deposit requirements. At December 30, 2007, the Company’s contract value of the outstanding standby letters of credit to satisfy workers’ compensation self-insurance security deposits was $9,483, which approximates fair value. As of December 30, 2007, the Company also utilized letters of credit in connection with the purchase of raw materials in the amount of $274, which approximates fair value. At December 28, 2008, the Company’s contract value of the outstanding standby letters of credit to satisfy workers’ compensation self-insurance security deposits was $8,072, which approximates fair value. As of December 28, 2008, the Company also utilized letters of credit in connection with the purchase of raw materials in the amount of $7,109, which approximates fair value.

Other than mentioned above in regards to LBSF, the Company is exposed to credit loss in the event of non-performance by the other parties to derivative financial instruments. All counterparties are at least “A-” rated or equivalent by Standard & Poor’s and Moody’s. Accordingly, the Company does not anticipate non-performance by the counterparties.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 28, 2008, is as follows:

	December 28, 2008
Issue	Recorded Amount	Fair Value
Senior Secured Credit Facilities - term loan	$1,234,375	$834,438
9.25% Senior Notes	325,000	208,423
10.625% Senior Subordinated Notes	199,000	106,714

	$1,758,375	$1,149,575

The fair value is based on the quoted market price for such notes and borrowing rates currently available to the Company for loans with similar terms and maturities.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

15.	Commitments and Contingencies

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

R2 appeal in Aurora bankruptcy

Prior to its bankruptcy filing in 2003, Aurora entered into an agreement with its pre-petition lending group compromising the amount of certain fees due under its senior bank facilities (the “October Amendment”). One of the members of the bank group (R2 Top Hat, Ltd.) challenged the enforceability of the October Amendment during Aurora’s bankruptcy by filing an adversary proceeding in U.S. Bankruptcy Court, District of Delaware, and by objecting to confirmation. The Bankruptcy Court rejected the lender’s argument and confirmed Aurora’s plan of reorganization. The lender then appealed from those orders of the Bankruptcy Court. In December 2006, the U.S. District Court for the District of Delaware filed its Memorandum and Order affirming both (a) the February 20, 2004 Order of the Bankruptcy Court confirming the debtor’s First Amended Joint Reorganization Plan, and (b) the February 27, 2004 Order of the Bankruptcy Court granting the debtor’s motion for summary judgment and dismissing the adversary proceeding. R2 Top Hat, Ltd. filed a Notice of Appeal to the 3rd Circuit Court of Appeals. On April 17, 2008, the Company settled with R2 Top Hat, Ltd. for $10.0 million in full payment of the excess leverage fees related to the Aurora prepetition bank facility, all related interest and all other out-of-pocket costs. After this settlement, there are no remaining contingencies related to the excess leverage fees under the Aurora prepetition senior bank facility. Accordingly, the remaining $10.0 million accrued liability assumed in the merger with Aurora Foods Inc. and recorded at fair value of $20.1 million in the purchase price allocation for the Blackstone Transaction was reduced to $0 and the related credit, net of related expenses, was recorded in the Other (expense) income, net in the Consolidated Statement of Operations.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

American Cold Storage—North America, L.P. v. P.F. Distribution, LLC and Pinnacle Foods Group Inc.

On June 26, 2005, the Company was served with a Summons and Complaint in the above matter, which was filed in the Circuit Court of Madison County, Tennessee. American Cold Storage (“ACS”) operates a frozen storage warehouse and distribution facility (the “Facility”) located in Madison County, Tennessee, near the Company’s Jackson, Tennessee plant. In April 2004, the Company entered into discussions with ACS to utilize the Facility. Terms were discussed, but no contract was ever signed. Shortly after shipping product to the Facility, the Company discovered that the Facility was incapable of properly handling the discussed volume of product and began reducing its shipments to the Facility. The original complaint sought damages not to exceed $1.5 million, together with associated costs. On May 3, 2006, the Company’s attorney received notice from counsel for ACS that it was increasing its damage claim in the suit from $1.5 million to $5.5 million. The judge had set a trial date for August 2008. However, prior to the court date, the Company settled the litigation by paying $0.7 million to ACS on August 27, 2008, and the case was dismissed without prejudice. The resolution of this matter did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Gilster Mary Lee Corporation v. Pinnacle Foods

In September 2006, Gilster Mary Lee Corporation (“Gilster”), the primary co-packer of the Company’s Duncan Hines products, filed suit against us alleging that monies were due to Gilster from the Company for a warehouse/handling fee under an existing contract. While certain of these fees are required by the contract, the calculation of the fees was the issue in dispute. In U.S. District Court in January 2008, a verdict was returned in favor of Gilster. The Company had fully reserved the amount of the verdict. On July 17, 2008, the Company and Gilster settled the case for full payment of the amount reserved and dismissed all appeals. In addition, an amendment was made to the contract modifying the disputed warehouse/handling fee and certain payment terms from the date of settlement forward. The resolution of this matter did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Other Matters

Operating Leases

Certain offices, distribution facilities and equipment are under operating leases expiring on various dates through 2015. Total rental expense charged to operations of the Successor was $4,943 and $2,375 in fiscal 2008 and the 39 weeks ended December 30, 2007, respectively. Total rental expense charged to operations of the Predecessor was $1,518 and $6,077 in the 13 weeks ended April 2, 2007 and in fiscal 2006, respectively. The minimum future rental commitments under non-cancelable leases payable over the remaining lives of these leases approximate $4,619 in 2009, $4,398 in 2010, $3,454 in 2011, $2,565 in 2012 and $1,912 in 2013 and $866 thereafter. The largest operating leases are for the corporate offices in Cherry Hill and Mountain Lakes, New Jersey and a warehouse in Effingham, IL. Under the terms of these lease agreements, if the leases are terminated early, Pinnacle would be required to accelerate rental payments of approximately $15.6 million due during the remainder of the leases.

16.	Related Party Transactions

Successor

Advisory Agreement

At the closing of the Blackstone Transaction, the Company entered into an advisory agreement with an affiliate of The Blackstone Group pursuant to which such entity or its affiliates provide certain strategic and structuring advice and assistance to us. In addition, under this agreement, affiliates of The Blackstone Group provide certain monitoring, advisory and consulting services to the Company for an aggregate annual management fee equal to $2,500 for the year ended December 2007, and the greater of $2,500 or 1.0% of Consolidated EBITDA (as defined in the credit agreement governing the Company’s Senior Secured Credit Facility) for each year thereafter. Affiliates of Blackstone received reimbursement for out-of-pocket expenses incurred by them in connection with the Blackstone Transaction prior to the closing date and in connection with the provision of services pursuant to the agreement of merger. Expenses relating to the management fee were $2,500 for the 39 weeks ended December 30, 2007 and $2,500 for the fiscal year ended December 28, 2008. In addition, the Company reimbursed the Blackstone group out-of-pocket expenses totaling $110 for the fiscal year ended December 28, 2008.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

In addition, on April 2, 2007 and pursuant to the agreement of merger, an affiliate of Blackstone received transaction fees totaling $21,600 for services provided by Blackstone and its affiliates related to the Blackstone Transaction. This is included in the transaction fees described in footnote 1.

Supplier Costs

Graham Packaging, which is owned by affiliates of the Blackstone Group, supplies packaging for some of the Company’s products. Purchases from Graham Packaging were $8,729 for the 39 weeks ended December 30, 2007 and $11,322 for the fiscal year ended December 28, 2008.

Debt and Interest Expense

For the period April 2, 2007 to December 30, 2007, fees and interest expense recognized in the Consolidated Statement of Operations for debt to the related party Blackstone Advisors L.P. totaled $1,463. Related party interest for Blackstone Advisors L.P for the fiscal year ended December 28, 2008 was $3,106.

Predecessor

Management fees

On November 25, 2003, the Company entered into a Management Agreement with JPMorgan Partners, LLC (“JPMP”) and J.W. Childs Associates, L.P. (“JWC”) whereby JPMP and JWC provide management, advisory and other services. The agreement called for quarterly payments of $125 to each of JPMP and JWC for management fees. In connection with the September 2004 default on the Company’s senior credit agreement and the resulting amendment, the payment of the management fees was suspended during the amendment period, which ended on the second business day following the date on which the Company delivered to the Administrative Agent financial statements for the fiscal quarter ending March 2006. Therefore, for the fiscal year ended December 31, 2006, management fees expensed and paid to JPMP and JWC totaled $750. For the period January 1, 2007 to April 1, 2007, management fees expensed and paid to JPMP and JWC were $250. In addition, the Company reimbursed JPMP and JWC for out-of-pocket expenses totaling $7 and $61 during the period January 1, 2007 to April 2, 2007 and fiscal 2006. The Management Agreement also stipulated that in connection with any acquisition transaction subsequent to the Pinnacle Transaction and Aurora Merger, there would be a transaction fee of  1/2% of the aggregate purchase price payable to each of JPMP and JWC, plus fees and expenses. In connection with the acquisition of the Armour Business, each of JPMP and JWC were paid a transaction fee of $915. JPMP was also reimbursed for out of pocket expenses totaling $4. These transaction fees are included in Acquisition costs in Note 3. In connection with the Blackstone Transaction, JPMP and JWC were each paid a transaction fee of $10.8 million. Also, in connection with the Blackstone Transaction, this agreement was cancelled, effective with the change in control.

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

Leases and Aircraft

The Company leased office space owned by a party related to C. Dean Metropoulos, the Company’s former Chairman. The base rent for the office is $87 annually. Rent expense was $26 during the period January 1, 2007 to April 2, 2007 and $104 in fiscal 2006.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Beginning November 25, 2003, the Company began using an aircraft owned by a company indirectly owned by the former Chairman. In connection with the usage of the aircraft, the Company incurred net operating expenses of $688 during the period January 1, 2007 to April 2, 2007 and $2,750 in fiscal 2006. The Company also incurred direct costs totaling $78 during the period January 1, 2007 to April 2, 2007, and $277 in fiscal 2006 that were reimbursed to the Company by the owner of the aircraft.

Effective with the occurrence of the Blackstone Transaction, the contracts to lease the office space and aircraft were terminated. The Predecessor recorded a charge of $6.3 million related to these contract terminations. The charge was recorded in the Consolidated Statement of Operations of the Predecessor immediately prior to the Blackstone Transaction.

Debt and Interest Expense

For the period January 1, 2007 to April 2, 2007, fees and interest expense recognized in the Consolidated Statement of Operations for the debt to the related party, JPMorgan Chase Bank, amounted to $9. For fiscal 2006 fees and interest expense recognized in the Consolidated Statement of Operations for the debt to the related party, JPMorgan Chase Bank, amounted to $693. See Note 11.

Financial Instruments

The Company had entered into transactions for derivative financial instruments with JPMorgan Chase Bank to lower its exposure to interest rates, foreign currency, and natural gas prices. During the period January 1, 2007 to April 2, 2007, the net cash paid by the Company for the settlement of financial instruments totaled $84. The total net cash paid by the Company for the settlement of foreign exchange swaps and natural gas swaps during fiscal 2006 was $1,764. See Note 14.

Expenses of Major Shareholder

As part of the Aurora Merger, the Company agreed to pay certain fees of the Bondholders Trust (as explained below), which owns approximately 43% of Crunch Equity Holding (LLC) (the former ultimate parent). The Bondholders Trust primarily consists of holders of Aurora’s senior subordinated notes, which elected to receive equity interests in the LLC as consideration in the Aurora Merger. The Company recognized in the Consolidated Statement of Operations $394 in fees on behalf of the Bondholder Trust in fiscal years 2006.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

17.	Segments

The Company’s products and operations are managed and reported in two operating segments. The dry foods segment consists of the following reporting units: baking (Duncan Hines®), condiments (Vlasic®, Open Pit®), syrups (Mrs. Butterworth’s® and Log Cabin®) and canned meat (Armour®). The frozen foods segment consists of the following reporting units: frozen dinners and entrees (Hungry-Man®, Swanson®), frozen seafood (Van de Kamp’s® Mrs. Paul’s®), frozen breakfast (Aunt Jemima®), bagels (Lenders®), and frozen pizza (Celeste®). Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Cost of products sold in the dry foods segment for the fiscal year ended December 31, 2006 includes $4,760, representing the write-up of inventories to fair value at the date of the acquisition of the Armour Business. Cost of products sold in the dry segment during the 39 weeks ended December 30, 2007 included $28,480 representing the write up of inventories to the fair value at the date of the Blackstone Transaction. Cost of products sold in the frozen segment during the 39 weeks ended December 30, 2007 included $11,723 representing the write-up of inventories to the fair value at the date of the Blackstone Transaction. Fair value is also referred to as net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. Corporate assets consist of prepaid and deferred tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management, finance and legal functions, stock-based compensation expense related to the ownership units of Crunch Equity Holding LLC issued to CDM Investors Group LLC in 2006, merger expenses related to the Blackstone Transaction in 2007, and the gain on litigation settlement in 2008.

	Successor		Predecessor
Segment Information	Fiscal year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal year ended December 31, 2006
Net sales
Dry foods	$915,297	$670,280	$193,606	$797,568
Frozen foods	641,111	467,618	182,981	644,688

Total	$1,556,408	$1,137,898	$376,587	$1,442,256

Earnings (loss) before interest and taxes
Dry foods	$133,276	$72,765	$32,337	$121,677
Frozen foods	21,268	33,531	675	43,550
Unallocated corporate expenses	(3,128)	(6,784)	(54,784)	(19,837)

Total	$151,416	$99,512	$(21,772)	$145,390

Depreciation and amortization
Dry foods	$30,800	$22,033	$5,683	$21,203
Frozen foods	31,709	23,638	4,480	20,984

Total	$62,509	$45,671	$10,163	$42,187

Capital expenditures
Dry foods	$16,469	$9,828	$3,611	$11,729
Frozen foods	16,129	13,107	2,545	14,485

Total	$32,598	$22,935	$6,156	$26,214

Geographic Information
Net sales
United States	$1,524,030	$1,105,554	$368,278	$1,412,512
Canada	77,853	66,678	17,015	67,571
Intercompany	(45,475)	(34,334)	(8,706)	(37,827)

Total	$1,556,408	$1,137,898	$376,587	$1,442,256

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Segment Information	December 28, 2008	December 30, 2007
Total assets
Dry foods	$1,733,148	$1,737,544
Frozen foods	895,408	923,275
Corporate	3,644	6,260

Total	$2,632,200	$2,667,079

Geographic Information
Long-lived assets
United States	$260,758	$271,429
Canada	40	46

Total	$260,798	$271,475

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

18.	Quarterly Results (Unaudited)

Summarized quarterly financial data is presented below. The second quarter of 2007 includes results of operations for the Predecessor for April 2, 2007, and results of operations for the Successor for the remainder of the quarter.

	Quarter Ended
	March 2008	June 2008	September 2008	December 2008	Fiscal 2008
Net sales	$362,171	$390,131	$389,228	$414,878	$1,556,408
Cost of products sold	286,755	303,057	303,986	324,131	1,217,929
Net (loss) earnings	(7,347)	(12,566)	1,419	(10,087)	(28,581)

	Quarter Ended
	March 2007	June 2007	September 2007	December 2007	Fiscal 2007
Net sales	$376,587	$365,863	$352,817	$419,218	$1,514,485
Cost of products sold	292,019	316,446	273,910	306,122	1,188,497
Net (loss) earnings	9,629	(124,596)	(21,528)	21,137	(115,358)

Net earnings during fiscal 2008 and fiscal 2007 were affected by the following unusual charges:

	Quarter Ended
	March 2008	June 2008	September 2008	December 2008
Other expense (income), net
Gain on litigation settlement (See Note 8)	(9,988)
Impairment and restructuring charges (a)				(15,100)
Interest expense
Unfavorable Mark to Market Adjustment (see Note 14)				5,483
Amortization of deferred mark-to-market on terminated swap (see Note 14)				1,259

	Quarter Ended
	March 2007	June 2007	September 2007	December 2007
Cost of products sold:
Write-up of inventory to fair value (See Note 1)	$—	$35,933	$4,269	$—
Armour OPEB liability elimination (See Note 12)				$(9,027)
Other expense (income), net (See Note 8)
Impairment and restructuring charges (a)				$1,200
Extinguishment gain on Senior Subordinated Notes				$(5,670)
Merger-related costs (b)		$49,129
Stock Compensation Expense (See Note 6)		$8,373

(a)	Impairment and restructuring charges consist of the following:

•	Fourth quarter 2007 - $1,200 related to the impairment of the Open Pit tradename.

•	Fourth quarter 2008 –Impairment charges for Van de Kamp’s ($8,000), Mrs. Paul’s ($5,600), Lenders ($900) and Open Pit ($600) tradenames.

(b)	Merger-related costs consist of the following:

•

Second quarter 2007 - $35,540 in costs of the cash tender for the Predecessor 8.25% Senior Subordinated Notes, $12,853 in costs arriving from the change in control under certain Predecessor contracts, including the former Chairman’s employment agreement as well as contracts with affiliates of the former Chairman, and payroll taxes of $736 for a total of $49,129.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

19.	Guarantor and Nonguarantor Statements

In connection with the Blackstone Transaction described in Note 1 and as a part of the related financings, the Company issued $325 million of 9.25% Senior Notes and $250 million ($199 million outstanding as of December 28, 2008 and December 30, 2007) of 10.625% Senior Subordinated Notes in private placements pursuant to Rule 144A and Regulation S.

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

The following consolidating financial information presents:

(1)	(a) Consolidating balance sheets as of December 28, 2008 and December 30, 2007 for the Successor.

(b)	The related consolidating statements of operations for the Company, all guarantor subsidiaries and the non- guarantor subsidiary for the following:

i.	Successor’s fiscal year ended December 28, 2008.

ii.	Successor’s 39 weeks ended December 30, 2007.

iii.	Predecessor’s 13 weeks ended April 2, 2007, immediately prior to the Blackstone Transaction.

iv.	Predecessor’s fiscal year ended December 31, 2006.

(c)	The related consolidating statements of cash flows for the Company, all guarantor subsidiaries and the nonguarantor subsidiary for the following:

i.	Successor’s fiscal year ended December 28, 2008.

ii.	Successor’s 39 weeks ending December 30, 2007.

iii.	Predecessor’s 13 weeks ended April 2, 2007, immediately prior to the Blackstone Transaction.

iv.	Predecessor’s fiscal year ended December 31, 2006.

(2)	Elimination entries necessary to consolidate the Company with its guarantor subsidiaries and nonguarantor subsidiary.

Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidated Balance Sheet

December 28, 2008

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$2,257	$2,004	$—	$4,261
Accounts receivable, net	—	86,860	5,311	—	92,171
Intercompany accounts receivable	—	166,077	761	(166,838)	—
Inventories, net	—	186,197	4,666	—	190,863
Other current assets	5,346	3,839	386	—	9,571
Deferred tax assets	—	3,644	—	—	3,644

Total current assets	5,346	448,874	13,128	(166,838)	300,510
Plant assets, net	—	260,758	40	—	260,798
Investment in subsidiaries	1,342,914	6,788	—	(1,349,702)	—
Intercompany note receivable	923,478	—	—	(923,478)	—
Tradenames	—	910,112	—	—	910,112
Other assets, net	26,964	139,649	—	—	166,613
Goodwill	—	994,167	—	—	994,167

Total assets	$2,298,702	$2,760,348	$13,168	$(2,440,018)	$2,632,200

Current liabilities:
Short-term borrowings	$26,000	$163	$—	$—	$26,163
Current portion of long-term obligations	12,500	250	—	—	12,750
Accounts payable	—	65,220	1,731	—	66,951
Intercompany accounts payable	166,456	—	382	(166,838)	—
Accrued trade marketing expense	—	29,203	4,090	—	33,293
Accrued liabilities	28,408	40,427	177	—	69,012
Accrued income taxes	—	20	—	—	20

Total current liabilities	233,364	135,283	6,380	(166,838)	208,189
Long-term debt	1,745,875	564	—	—	1,746,439
Intercompany note payable	—	923,478	—	(923,478)	—
Pension and other postretirement benefits	—	36,869	—	—	36,869
Other long-term liabilities	11,890	2,539	—	—	14,429
Deferred tax liabilities	—	318,701	—	—	318,701

Total liabilities	1,991,129	1,417,434	6,380	(1,090,316)	2,324,627
Commitments and contingencies					—
Shareholder’s equity:
Pinnacle Common Stock, $.01 par value
Additional paid-in-capital	427,323	1,284,155	2,324	(1,286,479)	427,323
Accumulated other comprehensive (loss) income	(42,460)	(25,627)	(503)	26,130	(42,460)
Accumulated deficit (retained earnings)	(77,290)	84,386	4,967	(89,353)	(77,290)

Total shareholder’s equity	307,573	1,342,914	6,788	(1,349,702)	307,573

Total liabilities and shareholder’s equity	$2,298,702	$2,760,348	$13,168	$(2,440,018)	$2,632,200

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidated Statement of Operations - Successor

For the fiscal year ended December 28, 2008

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$—	$1,524,033	$77,850	$(45,475)	$1,556,408
Cost of products sold	57	1,201,233	61,312	(44,673)	1,217,929

Gross profit	(57)	322,800	16,538	(802)	338,479
Operating expenses
Marketing and selling expenses	77	104,064	7,231	—	111,372
Administrative expenses	2,876	42,673	2,283	—	47,832
Research and development expenses	8	3,488	—	—	3,496
Intercompany royalties	—	—	67	(67)	—
Intercompany technical service fees	—	—	735	(735)	—
Other expense (income), net	—	24,363	—	—	24,363
Equity in (earnings) loss of investees	(67,485)	(4,075)	—	71,560	—

Total operating expenses	(64,524)	170,513	10,316	70,758	187,063

Earnings before interest and taxes	64,467	152,287	6,222	(71,560)	151,416
Intercompany interest (income) expense	(59,036)	59,036	—	—	—
Interest expense	152,084	1,186	10	—	153,280
Interest income	—	264	55	—	319

(Loss) earnings before income taxes	(28,581)	92,329	6,267	(71,560)	(1,545)
Provision for income taxes	—	24,844	2,192	—	27,036

Net (loss) earnings	$(28,581)	$67,485	$4,075	$(71,560)	$(28,581)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidated Statement of Operations - Successor

For the 39 weeks ended December 30, 2007

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$—	$1,105,553	$66,679	$(34,334)	$1,137,898
Cost of products sold	—	877,111	51,868	(33,673)	895,306

Gross profit	—	228,442	14,811	(661)	242,592
Operating Expenses
Marketing and selling expenses	—	81,671	5,738	—	87,409
Administrative expenses	2,519	36,336	1,860	—	40,715
Research and development expenses	—	2,928	—	—	2,928
Intercompany royalties	—	—	96	(96)	—
Intercompany technical service fees	—	—	565	(565)	—
Other expense (income), net	(5,670)	17,693	5	—	12,028
Equity in (earnings) loss of investees	(16,901)	(4,168)	—	21,069	—

Total operating expenses	(20,052)	134,460	8,264	20,408	143,080

Earnings before interest and taxes	20,052	93,982	6,547	(21,069)	99,512
Intercompany interest (income) expense	(55,545)	55,545	—	—	—
Interest expense	124,306	198	—	—	124,504
Interest income	—	975	54	—	1,029

(Loss) earnings before income taxes	(48,709)	39,214	6,601	(21,069)	(23,963)
Provision for income taxes	—	22,313	2,433	—	24,746

Net (loss) earnings	$(48,709)	$16,901	$4,168	$(21,069)	$(48,709)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidated Statement of Operations - Predecessor

For the 13 weeks ended April 2, 2007

s	Pinnacle Foods Group, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$233,444	$134,834	$17,015	$(8,706)	$376,587
Cost of products sold	171,438	116,165	14,062	(8,474)	293,191

Gross profit	62,006	18,669	2,953	(232)	83,396
Operating expenses
Marketing and selling expenses	22,677	9,927	2,371	—	34,975
Administrative expenses	12,667	4,697	350	—	17,714
Research and development expenses	1,056	381	—	—	1,437
Intercompany royalties	—	—	57	(57)	—
Intercompany technical service fees	—	—	175	(175)	—
Other expense (income), net	41,833	8,797	412	—	51,042
Equity in loss (earnings) of investees	6,018	254	—	(6,272)	—

Total operating expenses	84,251	24,056	3,365	(6,504)	105,168

Loss before interest and taxes	(22,245)	(5,387)	(412)	6,272	(21,772)
Intercompany interest (income) expense	(465)	465	—	—	—
Interest expense	39,067	12	—	—	39,079
Interest income	—	472	14	—	486

Loss before income taxes	(60,847)	(5,392)	(398)	6,272	(60,365)
Provision (benefit) for income taxes	5,802	626	(144)	—	6,284

Net loss	$(66,649)	$(6,018)	$(254)	$6,272	$(66,649)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidated Statement of Operations - Predecessor

For the fiscal year ended December 31, 2006

	Pinnacle Foods Group, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$888,575	$523,892	$67,616	$(37,827)	$1,442,256
Cost of products sold	667,954	436,672	55,146	(37,126)	1,122,646

Gross profit	220,621	87,220	12,470	(701)	319,610
Operating expenses
Marketing and selling expenses	57,787	37,379	8,384	—	103,550
Administrative expenses	34,158	16,452	1,837	—	52,447
Research and development expenses	2,651	1,386	—	—	4,037
Intercompany royalties	—	—	117	(117)	—
Intercompany technical service fees	—	—	584	(584)	—
Other expense (income), net	11,567	2,619	—	—	14,186
Equity in (earnings) loss of investees	(21,625)	(933)	—	22,558	—

Total operating expenses	84,538	56,903	10,922	21,857	174,220

Earnings before interest and taxes	136,083	30,317	1,548	(22,558)	145,390
					—
Intercompany interest (income) expense	(6,358)	6,358	—	—	—
Interest expense	86,561	49	5	—	86,615
Interest income	35	1,152	60	—	1,247

Earnings before income taxes	55,915	25,062	1,603	(22,558)	60,022
Provision for income taxes	21,991	3,437	670	—	26,098

Net earnings	$33,924	$21,625	$933	$(22,558)	$33,924

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Cash Flows-Successor

For the fiscal year ended December 28, 2008

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net (loss) earnings from operations	$(28,581)	$67,485	$4,075	$(71,560)	$(28,581)
Non-cash charges (credits) to net (loss) earnings
Depreciation and amortization	—	62,495	14	—	62,509
Restructuring and impairment charges	—	15,100	—	—	15,100
Amortization of debt acquisition costs	4,714	—	—	—	4,714
Amortization of deferred mark-to-market adjustment on terminated swap	1,259	—	—	—	1,259
Gain on litigation settlement	—	(9,988)	—	—	(9,988)
Change in value of financial instruments	5,489	(2,142)	—	—	3,347
Equity in loss (earnings) of investees	(67,485)	(4,075)	—	71,560	—
Stock-based compensation charges	—	806	—	—	806
Postretirement healthcare benefits	—	(25)	—	—	(25)
Pension expense	—	(996)	—	—	(996)
Other long-term liabilities	—	(320)	—	—	(320)
Deferred income taxes	—	24,757	—	—	24,757
Termination of derivative contracts	(17,030)	—	—	—	(17,030)
Changes in working capital, net of acquisition
Accounts receivable	654	6,721	(685)	—	6,690
Intercompany accounts receivable/payable	100,779	(102,227)	1,448	—	—
Inventories	—	(26,073)	532	—	(25,541)
Accrued trade marketing expense	—	3,699	1,189	—	4,888
Accounts payable	—	3,800	(381)	—	3,419
Accrued liabilities	(10,543)	(14,255)	(4,669)	—	(29,467)
Other current assets	(4,940)	6,241	(83)	—	1,218

Net cash (used in) provided by operating activities	(15,684)	31,003	1,440	—	16,759

Cash flows from investing activities
Capital expenditures	—	(32,598)	—	—	(32,598)

Net cash used in investing activities	—	(32,598)	—	—	(32,598)

Cash flows from financing activities
Repayment of capital lease obligations	—	(238)	—	—	(238)
Equity contribution	234	—	—	—	234
Reduction of equity contributions	(471)	—	—	—	(471)
Debt acquisition costs	(704)	—	—	—	(704)
Proceeds from short-term borrowings	—	324	—	—	324
Repayments of short-term borrowings	—	(1,531)	—	—	(1,531)
Borrowings under revolving credit facility	101,008	—	—	—	101,008
Repayments of revolving credit facility	(75,008)	—	—	—	(75,008)
Repayments of long term obligations	(9,375)	—	—	—	(9,375)

Net cash provided by financing activities	15,684	(1,445)	—	—	14,239

Effect of exchange rate changes on cash			(138)		(138)
Net change in cash and cash equivalents	—	(3,040)	1,302	—	(1,738)
Cash and cash equivalents beginning of period	—	5,297	702	—	5,999

Cash and cash equivalents end of period	$—	$2,257	$2,004	$—	4,261

Supplemental disclosures of cash flow information:
Interest paid	$167,453	$295	$—	$—	$167,748
Interest received	—	272	47	—	319
Income taxes paid	—	(277)	(4,059)	—	(4,336)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Cash Flows- Successor

For the 39 weeks ended December 30, 2007

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net (loss) earnings from operations	$(48,709)	$16,901	$4,168	$(21,069)	(48,709)
Non-cash charges (credits) to net (loss) earnings
Depreciation and amortization	—	45,660	11	—	45,671
Restructuring and impairment charges	—	1,200	—	—	1,200
Amortization of debt acquisition costs	7,758	—	—	—	7,758
Gain on extinguishment of subordinate notes	(5,670)	—	—	—	(5,670)
Change in value of financial instruments	—	177	—	—	177
Equity in loss (earnings) of investees	(16,901)	(4,168)	—	21,069	—
Stock-based compensation charges	—	2,468	—	—	2,468
Postretirement healthcare benefits	—	(8,046)	—	—	(8,046)
Pension expense	—	41	—	—	41
Other long-term liabilities		(236)			(236)
Deferred income taxes	—	22,173	—	—	22,173
Changes in working capital, net of acquisition
Accounts receivable	(654)	5,542	(61)	—	4,827
Intercompany accounts receivable/payable	121,047	(119,526)	(1,521)	—	—
Inventories	—	33,869	(1,168)	—	32,701
Accrued trade marketing expense	—	(11,263)	(113)	—	(11,376)
Accounts payable	—	(6,304)	(1,438)	—	(7,742)
Accrued liabilities	37,626	(13,445)	(369)	—	23,812
Other current assets	—	846	244	—	1,090

Net cash (used in) provided by operating activities	94,497	(34,111)	(247)	—	60,139

Cash flows from investing activities
Payments for business acquisitions, net of cash acquired	(1,325,980)	5,549	813	—	(1,319,618)
Capital expenditures	—	(22,920)	(15)	—	(22,935)
Sale of plant assets	—	2,200	—	—	2,200

Net cash used in investing activities	(1,325,980)	(15,171)	798	—	(1,340,353)

Cash flows from financing activities
Change in bank overdrafts	—	—	—	—	—
Repayment of capital lease obligations	—	(227)	—	—	(227)
Equity contributions	420,664	—	—	—	420,664
Reduction of equity contributions	(391)	—	—	—	(391)
Debt acquisition costs	(39,863)	—	—	—	(39,863)
Proceeds from bank term loan	1,250,000	—	—	—	1,250,000
Proceeds from bond issuances	575,000	—	—	—	575,000
Proceeds from notes payable borrowing	50,000	3,438	—	—	53,438
Repayments of notes payable	(50,000)	(2,068)	—	—	(52,068)
Repurchase of subordinate notes	(44,199)	—	—	—	(44,199)
Intercompany loans	(923,478)	923,478	—	—	—
Repayments of Successor’s long term obligations	(6,250)	—	—	—	(6,250)
Repayments of Predecessor’s long term obligations	—	(870,042)	—	—	(870,042)

Net cash provided by financing activities	1,231,483	54,579	—	—	1,286,062

Effect of exchange rate changes on cash	—	—	151	—	151
Net change in cash and cash equivalents	—	5,297	702	—	5,999
Cash and cash equivalents - beginning of period	—	—	—	—	—

Cash and cash equivalents - end of period	$—	$5,297	$702	$—	5,999

Supplemental disclosures of cash flow information:
Interest paid	$79,575	$22,160	$—	$—	$101,735
Interest received	—	975	54	—	1,029
Income taxes paid	—	22	137	—	159
Non-cash investing activity:
Capital lease activity	—	—	—	—	—
Non-cash financing activity:
Equity contribution	4,013	—	—	—	4,013

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidating Statement of Cash Flows - Predecessor

For the 13 weeks ended April 2, 2007

	Pinnacle Foods Group Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net loss	$(66,649)	$(6,018)	$(254)	$6,272	$(66,649)
Non-cash charges (credits) to net loss
Depreciation and amortization	6,401	3,749	13	—	10,163
Amortization of debt acquisition costs	26,049	—	—	—	26,049
Amortization of bond premium	(5,360)	—	—	—	(5,360)
Change in value of financial instruments	1,247	—	—	—	1,247
Stock-based compensation charges	8,778	—	—	—	8,778
Equity in loss of investees	6,018	254	—	(6,272)	—
Postretirement healthcare benefits	366	(72)	—	—	294
Pension expense	125	235	—	—	360
Other long-term liabilities	2,375	89	—	—	2,464
Deferred income taxes	5,573	819	—	—	6,392
Changes in working capital
Accounts receivable	(9,951)	(8,049)	(339)	—	(18,339)
Intercompany accounts receivable/payable	19,760	(22,723)	2,963	—	—
Inventories	7,237	13,573	(765)	—	20,045
Accrued trade marketing expense	(540)	3,835	(541)	—	2,754
Accounts payable	5,734	7,694	858	—	14,286
Accrued liabilities	42,880	10,382	78	—	53,340
Other current assets	759	(622)	(277)	—	(140)

Net cash provided by operating activities	50,802	3,146	1,736	—	55,684

Cash flows from investing activities
Capital expenditures	(2,846)	(2,165)	(16)	—	(5,027)

Net cash used in investing activities	(2,846)	(2,165)	(16)	—	(5,027)

Cash flows from financing activities
Change in bank overdrafts	—	—	(908)	—	(908)
Repayment of capital lease obligations	(10)	(45)	—	—	(55)
Equity contributions	26	—	—	—	26
Repayments of notes payable	—	(210)	—	—	(210)
Repayments of long term obligations	(45,146)	—	—	—	(45,146)

Net cash used in financing activities	(45,130)	(255)	(908)	—	(46,293)

Effect of exchange rate changes on cash	—	—	—	—	—
Net change in cash and cash equivalents	2,826	726	812	—	4,364
Cash and cash equivalents - beginning of period	2	12,335	—	—	12,337

Cash and cash equivalents - end of period	$2,828	$13,061	$812	$—	$16,701

Supplemental disclosures of cash flow information:
Interest paid	$9,123	$12	$—	$—	$9,135
Interest received	—	472	14	—	486
Income taxes refunded (paid)	—	119	(222)	—	(103)
Non-cash investing activity:
Capital leases	—	(1,129)	—	—	(1,129)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidating Statement of Cash Flows - Predecessor

For the fiscal year ended December 31, 2006

	Pinnacle Foods Group, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net earnings	$33,924	$21,625	$933	$(22,558)	$33,924
Non-cash charges (credits) to net earnings
Depreciation and amortization	25,661	16,520	6	—	42,187
Restructuring and impairment charges	2,980	2,500	—	—	5,480
Amortization of debt acquisition costs	7,424	—	—	—	7,424
Amortization of bond premium	(567)	—	—	—	(567)
Change in value of financial instruments	3,158	—	—	—	3,158
Stock-based compensation charges	3,315	—	—	—	3,315
Equity in (earnings) loss of investees	(21,625)	(933)	—	22,558	—
Postretirement healthcare benefits	1,234	(337)	—	—	897
Other long-term liabilities	80	—	—	—	80
Pension expense	508	1,187	—	—	1,695
Deferred income taxes	22,692	2,273	—	—	24,965
Changes in working capital, net of acquisition	—	—	—	—	—
Accounts receivable	(9,073)	(224)	(30)	—	(9,327)
Intercompany accounts receivable/payable	(33,879)	33,913	(34)	—	—
Inventories	9,984	23,814	54	—	33,852
Accrued trade marketing expense	4,865	(1,423)	729	—	4,171
Accounts payable	(3,099)	6,836	(2,184)	—	1,553
Accrued liabilities	(1,977)	9,171	(32)	—	7,162
Other current assets	(33)	1,809	(182)	—	1,594

Net cash provided by (used in) operating activities	45,572	116,731	(740)	—	161,563

Cash flows from investing activities
Payments for business acquisition	(189,208)	—	—	—	(189,208)
Capital expenditures	(14,718)	(11,479)	(5)	—	(26,202)
Sale of plant assets	1,753	—	—	—	1,753

Net cash used in investing activities	(202,173)	(11,479)	(5)	—	(213,657)

Cash flows from financing activities
Change in bank overdrafts	—	(6,550)	745	—	(5,805)
Repayment of capital lease obligations	(10)	(145)	—	—	(155)
Equity contributions	40,663	—	—	—	40,663
Debt acquisition costs	(3,817)	—	—	—	(3,817)
Proceeds from bank term loan	143,000	—	—	—	143,000
Proceeds from notes payable borrowing	—	2,410	—	—	2,410
Repayments of notes payable	—	(2,384)	—	—	(2,384)
Repayments of intercompany loans	86,698	(86,698)	—	—	—
Repayments of long term obligations	(110,000)	—	—	—	(110,000)

Net cash provided by (used in) financing activities	156,534	(93,367)	745	—	63,912

Effect of exchange rate changes on cash	—	—	—	—	—
Net change in cash and cash equivalents	(67)	11,885	—	—	11,818
Cash and cash equivalents - beginning of period	69	450	—	—	519

Cash and cash equivalents - end of period	$2	$12,335	$—	$—	$12,337

Supplemental disclosures of cash flow information:
Interest paid	$75,692	$85	$—	$—	$75,777
Interest received	35	1,152	60	—	1,247
Income taxes refunded (paid)	53	(45)	(1,042)	—	(1,034)
Non-cash investing activity:
Capital leases	—	(12)	—	—	(12)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 28, 2008. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting.

The management of Pinnacle Foods Finance LLC and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Our disclosure controls and procedures are designed to ensure that (a) information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 28, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

/s/ JEFFREY P. ANSELL
Jeffrey P. Ansell Chief Executive Officer

/s/ CRAIG STEENECK
Craig Steeneck Executive Vice President and Chief Financial Officer

(c)	Internal Control over Financial Reporting

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(d)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position
Roger Deromedi	55	Executive Chairman of the Board and Director
Jeffrey P. Ansell	49	Chief Executive Officer and Director
Craig Steeneck	51	Executive Vice President and Chief Financial Officer
John L. Butler	62	Executive Vice President, Human Resources
Edward L. Sutter	51	Executive Vice President, Supply Chain
Sally Genster Robling	52	Executive Vice President, Chief Marketing Officer
Chris Kiser	46	Executive Vice President, Chief Customer Officer
M. Kelley Maggs	57	Senior Vice President, Secretary and General Counsel
Lynne M. Misericordia	45	Senior Vice President, Treasurer and Assistant Secretary
John F. Kroeger	53	Vice President, Deputy General Counsel and Assistant Secretary
Joseph Jimenez	49	Director
Raymond P. Silcock	58	Director
Prakash A. Melwani	50	Director
Shervin Korangy	33	Director
Jason Giordano	30	Director

Roger Deromedi was appointed Executive Chairman of the Board effective April 2, 2007 and is a Director. Prior thereto, Mr. Deromedi served as Chief Executive Officer of Kraft Foods Inc. from December 2003 to June 2006. Prior to that, he was co-CEO, Kraft Foods Inc. and President and Chief Executive Officer, Kraft Foods International since 2001. He was President and Chief Executive Officer of Kraft Foods International from 1999 to 2001 and previously held a series of increasingly responsible positions since joining General Foods in 1977.

Jeffrey P. Ansell was appointed Chief Executive Officer effective July 5, 2006 and is a Director. Prior thereto, Mr. Ansell was a Corporate Officer at The Procter & Gamble Company (“P&G”), where he worked for 25 years until June 30, 2006. Most recently, he was Global President of P&G’s Pet Health and Nutrition business (Iams) beginning in 1999 when The Iams Company was acquired by P&G. Prior to that, Mr. Ansell was Vice President, General Manager of Procter & Gamble’s North America Baby Care business (Pampers and Luvs). Before having responsibility for P&G’s North American Baby Care business, Mr. Ansell was General Manager of P&G’s Western European Baby Care business, based in Germany. Mr. Ansell began his career in Brand Management in P&G’s Food Division in 1981, and held marketing leadership positions on brands such as Pringles, Sunny Delight and Folgers. Including pet food, Mr. Ansell spent 18 of his 25 years at P&G in the food and beverage space. Mr. Ansell serves as a Board member of the Grocery Manufacturers Association (GMA), a trade association representing food, beverage and consumer products companies.

Craig Steeneck has been our Executive Vice President and Chief Financial Officer since July 2007. From June 2005 to July 2007, Mr. Steeneck served as Executive Vice President, Operations Finance & Systems. From April 2003 to June 2005, Mr. Steeneck served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Cendant Timeshare Resorts Group. From March 2001 to April 2003, Mr. Steeneck served as Executive Vice President and Chief Financial Officer of Resorts Condominiums International, a subsidiary of Cendant. From October 1999 to February 2001, he was the Chief Financial Officer of International Home Foods Inc. Mr. Steeneck is also a Certified Public Accountant in the State of New Jersey.

John L. Butler has been our Executive Vice President, Human Resources since March 2008. From February, 2007 to March, 2008, Mr. Butler was self-employed and oversaw personal investments. From November, 2002 to February, 2007, Mr. Butler served as Senior Vice President, Human Resources for Toys R Us. Prior to joining Toys R Us, Mr. Butler held senior level positions with Federated Department Stores and Nabisco.

Edward L. Sutter has been our Executive Vice President, Supply Chain since December, 2008. Prior to joining Pinnacle, Mr. Sutter served as Vice President, Supply Chain for Coca-Cola Enterprises, Inc. from July, 2005 to October, 2008. Prior to that, Mr. Sutter served as Vice President, Procurement and Chief Procurement Officer for Coca-Cola Enterprises, Inc. from December, 2000 to July, 2005.

Sally Genster Robling has been our Executive Vice President, Chief Marketing Officer since November, 2008. From September, 2000 to June, 2008, Ms. Robling served initially as Vice President Marketing and subsequently as Vice President & Chief Marketing Officer for Trane, Inc. (formerly American Standard). Prior to joining Trane, Ms. Robling held various senior level marketing, sales and general management positions with Campbell Soup Company and Kraft Foods Inc.

Chris Kiser has been our Chief Customer Officer since June 2008. Mr. Kiser has been an Executive Vice President since November 2008. From February 2004 to June 2008, Mr. Kiser served as Senior Vice President, Sales. Prior to joining Pinnacle, Mr. Kiser served as Senior Vice President, General Manager at Diageo from August 2002 through January 2004. From October 1995 to August 2002, Mr. Kiser worked for Campbell Soup Company holding various senior level positions in sales and customer marketing.

M. Kelley Maggs has been our Senior Vice President, General Counsel and Secretary since Pinnacle’s inception in 2001. He was associated with affiliates of CDM Investor Group LLC from 1993 until 2007. Prior to his involvement with Pinnacle, Mr. Maggs held the same position with International Home Foods Inc. from November 1996 to December 2000. From 1993 to 1996, Mr. Maggs was employed with Stella Foods, Inc. as Vice President and General Counsel. Prior to that time, he was engaged in the private practice of law in Virginia and New York.

Lynne M. Misericordia has been our Senior Vice President and Treasurer since Pinnacle’s inception in 2001. Ms. Misericordia previously held the position of Treasurer with International Home Foods Inc. from November 1996 to December 2000. Before that, Ms. Misericordia was employed by Wyeth from August 1985 to November 1996 and held various financial positions.

John F. Kroeger has been our Vice President and Deputy General Counsel since joining the Company in November 2001. In addition, Mr. Kroeger was also the Vice President of Human Resources from 2004 through 2006. From January 2001 to October 2001, Mr. Kroeger was the Vice President and General Counsel of Anadigics, Inc., a NASDAQ semiconductor company. From August 1998 until December 2000, Mr. Kroeger was Vice President and Assistant General Counsel at International Home Foods Inc. Mr. Kroeger has also held general management and legal positions with leading companies in the chemical, pharmaceutical and petroleum-refining industries.

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

Raymond P. Silcock is a Director. Mr. Silcock has served as senior vice president and chief financial officer of UST Inc. since 2007. Before joining UST, Mr. Silcock was Executive Vice President and Chief Financial Officer of Swift & Company from 2006 to 2007. Prior to that, he was Executive Vice President and Chief Financial Officer of Cott Corporation from 1998 to 2005. In addition, Mr. Silcock spent 18 years with Campbell Soup Company, serving in a variety of progressively more responsible roles, culminating as Vice President, Finance for the Bakery and Confectionary Division.

Prakash A. Melwani is a Director. In May 2003, Mr. Melwani joined Blackstone as a Senior Managing Director in its private equity group. He is also a member of Blackstone’s private equity investment committee. Prior to joining Blackstone, Mr. Melwani was a founder, in 1988, of Vestar Capital Partners and served as its Chief Investment Officer. Prior to that, Mr. Melwani was with the management buyout group at The First Boston Corporation and with N.M. Rothschild & Sons in Hong Kong and London. Mr. Melwani is also a member of the boards of directors of Kosmos Energy, RGIS Inventory Specialists and Performance Food Group. He is also President and a Director of the India Fund and The Asia Tigers Fund. He received an MBA with High Distinction from Harvard Business School and graduated as a Baker Scholar and a Loeb Rhodes Fellow.

Shervin Korangy is a Director. Mr. Korangy is a Principal in Blackstone’s private equity group. Mr. Korangy has focused on consumer products, financial services and industrial related investments. More recently, Mr. Korangy has been working on numerous restructuring situations given his prior experience at Blackstone. He has been involved in Blackstone’s investments in Bayview Financial, Graham Packaging and United Biscuits. Prior to joining the private equity group, Mr. Korangy was a managing director in Blackstone’s restructuring & reorganization group, where he served as advisor to clients on a number of business restructurings. Mr. Korangy received a BS in Economics from The Wharton School of the University of Pennsylvania.

Jason Giordano is a Director. Mr. Giordano is an Associate in the private equity group at Blackstone. Since joining Blackstone in 2006, Mr. Giordano has been involved in the execution of the firm’s investments in HealthMarkets and Pinnacle Foods and in analyzing investment opportunities across various industries, including Consumer Products, Food and Beverage, Healthcare Services, Chemicals and Industrials. Before joining Blackstone, Mr. Giordano was an associate at Bain Capital where he evaluated and executed global private equity investments in a wide range of industries. Prior to that, he worked in investment banking at Goldman, Sachs & Co. focused on Communications, Media and Entertainment clients. Mr. Giordano received an AB from Dartmouth College, and an MBA with High Distinction from Harvard Business School where he graduated as a Baker Scholar.

Equity Investment by Chairman and Executive Officers

Our chairman, chief executive officer and other senior management invested $8.0 million to acquire equity interests in Peak Holdings in the form of Class A-2 Units of Peak Holdings. In addition, each was awarded non-voting profits interest units in Peak Holdings under our equity incentive plans described in “Item 11: Executive Compensation—Compensation Discussion and Analysis—Elements of Compensation,” subject to future vesting conditions.

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

Committees of the Board of Directors

The Board of Directors met four times during 2008.

Audit Committee

The board of directors has adopted a written charter for the audit committee. Our audit committee is responsible for (1) selecting the independent auditors, (2) approving the overall scope of the audit, (3) assisting the board of directors in monitoring the integrity of our financial statements, the independent accountant’s qualifications and independence, the performance of the independent accountants and our internal audit function and our compliance with legal and regulatory requirements, (4) annually reviewing an independent auditors’ report describing the auditing firms’ internal quality-control procedures, any material issues raised by the most recent internal quality-control review, or peer review, of the auditing firm, (5) discussing the annual audited financial and quarterly statements with management and the independent auditor, (6) periodically meeting separately with each of management, internal auditors and the independent auditor, (7) reviewing with the independent auditor any audit problems or difficulties and managements’ response, (8) handling such other matters that are specifically delegated to the audit committee by the board of directors from time to time and (9) reporting regularly to the full board of directors.

The members of the current audit committee are Mr. Silcock (Chairman), Mr. Korangy and Mr. Giordano. Our board of directors has not affirmatively determined whether any of the members of the current audit committee is an “audit committee financial expert” or whether any such person is independent under the applicable standards of the New York Stock Exchange or any other standard. Because our securities are not listed on any stock exchange or inter-dealer quotation system, we are not required to have a separately designated audit committee whose members are independent, and therefore our board has not made a formal determination of whether the members of our audit committee are independent or whether that committee includes at least one audit committee financial expert. However, we believe that Mr. Silcock would be considered an audit committee financial expert within the meaning of the rules and regulations of the Securities and Exchange Commission if our board of directors were to make such a determination. The Audit Committee met six times during 2008. See “Executive Officers and Directors” above for a description of Mr. Silcock’s relevant experience. See also “Item 13: Certain Relationships and Related Transactions and Director Independence-Director Independence.”

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee are Prakash Melwani (Chairman), a Senior Managing Director of Blackstone, Joseph Jimenez, Shervin Korangy, a Principal of Blackstone, and Roger Deromedi, Chairman of the Board. Other than Mr. Deromedi, none of the other members are current or former officers or employees of our company. We are parties to certain transactions with Blackstone described in “Certain Relationship and Related Transactions” section below. Mr. Deromedi does not participate in Compensation Committee discussions regarding his own compensation. The Compensation Committee met three time during 2008.

Audit Committee Report

We have reviewed and discussed with management the Company’s audited financial statements for the year ended December 28, 2008.

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

Mr. Raymond P. Silcock

Mr. Shervin Korangy

Mr. Jason Giordano

Code of Ethics

Our employee handbook contains certain standards for ethical conduct required of our employees. We require all employees to meet our ethical standards which include compliance with all laws while performing their job duties with high integrity and professionalism.

We have also adopted a Code of Ethics for our Chief Executive Officer, our Chief Financial Officer and all other executive officers and other key employees. This Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with all applicable laws and regulations.

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

We designed most of the major elements of our comprehensive compensation program by development of initial thoughts and ideas from our senior management team, consisting of our Chief Executive Officer, Executive Vice President and Chief Financial Officer, Executive Vice President Human Resources, Senior Vice President, Treasurer and Assistant Secretary and Senior Vice President, Secretary and General Counsel, and consultation with other members of our senior management. Additional input and suggested objectives were received from representatives of our major shareholders and outside, independent service providers. Major compensation elements are reviewed annually by our senior management.

After receipt of the input noted and development of final draft plans, such plans were (and in the case of annual bonus plans, are annually) presented to our Compensation Committee. The Compensation Committee consists of Directors Prakash Melwani, a Senior Managing Director of Blackstone, Joseph Jimenez, Shervin Korangy, a Principal of Blackstone, and Chairman of the Board Roger Deromedi. Other than Mr. Deromedi, none of these members are current or former officers or employees of our company. We are parties to certain transactions with Blackstone described in Item 13 - Certain Relationships and Related Transactions. Mr. Deromedi does not participate in Compensation Committee discussions involving his compensation.

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

Elements of Compensation

For the fiscal year ending December 28, 2008, our company had five principal elements which made up our compensation program. They are:

•	Base salary and potential annual merit adjustment

•	Bonus plan (MIP or “Management Incentive Plan”)

•	Employee equity plans

•	Severance, change of control and other termination-related programs

•	401(k) and other benefits

The following is a brief discussion of each principal element of compensation.

(a)	Base salary. The Chief Executive Officer sets the base salaries for all executive officers of our company, with the exception of his own, which is set by the Compensation Committee. Base salaries are intended to compensate the executive officers and all other salaried employees for their basic services performed for our company on an annual basis. All salaried employees are paid bi-weekly in equal increments. In setting base salaries, our company takes into account the employee’s experience, the functions and responsibilities of the job, salaries for similar positions within the community and for competitive positions in the food industry generally and any other factor relevant to that particular job. We attempt to pay in the middle range for each job but do not limit ourselves to this. In determining applicable salaries, we also consult with outside consultants and recruiters, senior members of our management team who have contacts and experience at other relevant companies, board members and shareholder employment related personnel. Base salaries may be adjusted annually and, in certain circumstances, adjusted throughout the year to deal with competitive pressures or changes in job responsibilities.

(b)	Bonus plan (MIP). We use our MIP plans to incent our eligible employees on an annual basis. The MIP plans, together with base salary and basic benefits (other than 401(k)) are considered short-term compensation programs. Our MIP plans are intended to reward executives and other eligible employees for achieving annual profit and operational goals. Generally under all three such existing programs (one for Sales personnel, one for Food Service personnel and one for all other executives and eligible employees), our EBITDA target, which is derived from our operating plan for the year and approved annually by the Board of Directors, is a major component, and individual goals or “MBO’s” account for the balance. We consider the specific EBITDA targets applicable to the MIP plans to be confidential commercial and financial information, the disclosure of which could result in competitive harm to us. However, we believe that each of these targets, while difficult to attain, is reasonably attainable if we achieve our planned performance and growth objectives over the period applicable to the MIP plans. The EBITDA target was met in 2007 but not in 2008. Senior management of our company decides who is eligible to participate in the MIP plans and what the terms of the plans are, including what an employee’s bonus potential is. All jobs at our company have grade levels attached to them, and some of these grade levels have target bonus levels assigned to them. The full Board of Directors must approve the bonus pool contained in the annual budget; the Compensation Committee must approve actual payment of bonuses pursuant to the MIP plans and must specifically consider and approve the bonuses to the named senior executive officers. All bonuses are equal to a preset percentage of a person’s salary with minimum and maximum payout if certain targets are attained.

(c)	Equity programs.

We currently have three long-term incentive plans: the 2007 Stock Incentive Plan, the 2007 Unit Plan (the 2007 Stock Incentive Plan and the 2007 Unit Plan are collectively referred to as the “2007 Equity Plans”) and the Crunch Holding Corp. stock purchase plan (“SPP”). The 2007 Equity Plans provide executives with the opportunity to acquire a proprietary interest in our company as an incentive for them to remain in our service. The total percentage of equity reserved for issuance under the 2007 Equity Plans is 10% of the total equity of Crunch Holding Corp. The Stock Incentive Plan includes approximately 175 salaried employees and is authorized to issue up to 20,000 options to purchase shares of Crunch Holding Corp. common stock. All options granted under the plan must be awarded with a strike price that is no less than the fair market value of a share of Crunch Holding Corp. common stock on the date of the grant. Under the 2007 Unit Plan, 45 management employees were given the opportunity to invest in our company through the purchase of Class A-2 Units in our ultimate parent, Peak Holdings LLC. In addition, each manager who so invested was awarded profits interests in Peak Holdings LLC in the form of Class B-1, Class B-2 and Class B-3 Units (collectively, “PIUs”). Generally, 25% of the options and PIUs will vest ratably over five years. Fifty percent of the options (the “performance options”) and PIU’s (consisting of the Class B-2 units) vest ratably over five years depending whether annual or cumulative EBITDA targets are met. We consider the specific EBITDA targets applicable to both plans to be confidential commercial and financial information, the disclosure of which could result in competitive harm to us. However, we believe that each of these targets, while difficult to attain, is reasonably attainable if we achieve our planned performance and growth objectives over the period applicable to the plans. The EBITDA target was met in 2007 but not in 2008. The final 25% of the options (the “exit options”) and PIUs (consisting of the Class B-3 units) granted under the 2007 Equity Plans vest either on a change of control or similar event, if a 20% annual internal rate of return (or, if the event occurs (x) on or before the first anniversary of the closing date of the Blackstone Transaction, a 40% annual internal rate of return or (y) after the first anniversary of the closing date of the Blackstone Transaction but on or before the second anniversary of the closing date of the Blackstone Transaction, a 30% annual internal rate of return) is attained by Blackstone. We recently modified both plans to revise the EBITDA targets included in those plans to levels we believe are reasonably attainable in light of the current global economic and financial crisis. In addition, the plans now provide that if the EBITDA target is achieved in any two consecutive fiscal years (excluding 2007 and 2008) during the employee’s continued employment, then that year’s and all prior years’ performance options or Class B-2 Units will vest and become exercisable, and if the exit options or Class B-3 Units vest and become exercisable during the employee’s continued employment, then all the performance options and Class B-2 Units, as the case may be, will also vest and become exercisable.

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

The third long-term incentive plan provided for the Company’s executives is the SPP. We believe that the SPP aligned the long-term interests of our executives with those of our shareholders. Together, the 2007 Equity Plans and SPP were intended to foster long-term growth for our company and provide a means of creating financial security for our senior executives.

(d)	Severance, change of control and other termination-related programs. We generally have two forms of post-termination compensation—the use of change of control language in employment letters or agreements and basic severance plan provisions. Each of these two forms of compensation is necessary in our opinion to help attract and retain qualified top quality executives. In addition, we believe that we benefit from such plans as they help to insure continuity of management. Without these plans, and in the event of a possible or actual change in control, certain executives may feel the need to find other employment before they were forced to leave after a change of control event. With such plans in place, we believe that there will be more stability with our senior executives, allowing for more efficient operation of our company and the creation of additional value for our company and our shareholders. At present, we have only one type of change of control provision in our existing employment agreements and letter agreements with our various members of management. This provision essentially provides that, unless the applicable executive is retained in his or her job following a change in control with the same or similar duties, responsibilities, compensation and location of job, the executive may terminate his or her employment and receive a change of control payment.

Further, we maintain a severance plan which is intended to be in the middle of the range in terms of value to employees when compared against companies of similar size, location and industry type. The severance plan provides a weekly severance based upon the employee’s total years of service with our company, with minimums of four weeks pay for new hires and up to 16 weeks pay for executives at higher levels. All executives of our company who do not have change of control provisions applicable to them are eligible for the benefits of the severance plan.

(e)	401(k) and other benefits. We provide various other benefits and compensation-related programs to executives and other salaried employees, which allow us to provide a full and comprehensive compensation package. This full package of compensation elements is important to our company’s objectives to attract, retain and incent high-quality employees. We do not sponsor a defined benefit pension program for salaried employees. The elements of our company’s compensation program not otherwise discussed above are:

(i)	A 401(k) program wherein our company matches up to 50% of employee contributions, up to a maximum company contribution of 3% of the employee’s pay (up to the I.R.S. annual covered compensation limit);

(ii)	Medical and dental insurance for which our company pays approximately 70% of the premiums;

(iii)	Life and Accidental Death and Dismemberment insurance paid for by our company; and

(iv)	Long-term Disability and Short-Term Disability insurance paid for by our company.

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

(f)	Executive compensation as a package of compensation elements. In summary, we have developed various elements of compensation for our executives that we feel are consistent with standard industry practices and with the view that each element complements the rest of the elements of the compensation program. Most importantly, we provide a total program that allows us to attain the objectives set forth above. If any of the elements were missing, we do not believe we could attain our objectives. While we do not have a fixed policy that an incoming executive must receive a certain salary, a certain bonus amount, a certain amount of equity, etc., each of the elements is critical to providing a competitive compensation package to executives. Therefore, although no predetermined amount is set, we are careful to give adequate weight to short-term compensation vs. long-term compensation, and no one decision is made with regard to one element of compensation without considering the impact upon the other elements and ultimately the objectives we wish to achieve.

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our named executive officers for 2008, 2007 and 2006, for services rendered to us during the respective fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards (a) ($)	Option Awards (a) ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Jeffrey P. Ansell (b)	2008	$768,173	$—		$254,251	$	— $	169,500	$11,773	(g)	$1,203,697
Chief Executive Officer	2007	709,615	60,000	(f)	697,390		889,501	750,000	7,920	(g)	3,114,426
Director	2006	283,846	84,000	(f)	—		630,499	300,000	6,849	(g)	1,305,194
Craig Steeneck (c)	2008	431,000	—		87,030		—	100,800	7,728	(h)	626,558
Executive Vice President and	2007	401,770	—		238,635		386,879	325,000	7,920	(h)	1,360,204
Chief Financial Officer	2006	367,404	—		—		106,656	325,625	7,140	(h)	806,825
Chris Kiser	2008	314,763	—		35,277		—	50,500	14,640	(i)	415,180
Executive Vice President-	2007	300,328	—		91,702		112,250	169,811	14,490	(i)	688,581
Chief Customer Officer	2006	288,923	—		—		33,415	200,000	14,160	(i)	536,498
M. Kelley Maggs	2008	301,142	—		17,650		—	37,100	8,448	(h)	364,340
Senior Vice President-	2007	292,960	—		45,840		65,216	160,000	8,298	(h)	572,314
Secretary and General Counsel	2006	283,091	—		—		34,964	151,625	7,569	(h)	477,249
Lynne M. Misericordia	2008	255,452	—		37,647		—	33,800	7,200	(h)	334,099
Senior Vice President-	2007	246,824	—		97,796		97,392	125,000	7,020	(h)	574,032
Treasurer and Assistant Secretary	2006	231,620	—		—		44,701	130,875	6,960	(h)	414,156
William Toler (d)	2008	385,135	—		—		—	—	24,832	(j)	409,967
President and Director	2007	422,787	—		254,161		300,821	318,750	8,520	(j)	1,305,039
	2006	405,394	—		—		132,132	252,750	5,676	(j)	795,952
William Darkoch (e)	2008	220,904	—		41,235		—	43,750	619,881	(k)	925,770
Executive Vice President-	2007	306,890	—		170,471		295,030	262,500	9,528	(k)	1,044,419
Supply Chain and Operations	2006	273,641	—		—		69,604	186,550	7,952	(k)	537,747

(a)	Stock Awards and Option Awards were valued in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R. The assumptions used in the valuation are discussed in Note 6 to our Consolidated Financial Statements for the year ended December 28, 2008. The 2007 option award expense includes the acceleration of stock options vesting as a result of the Blackstone Transaction. See Note 6 to the Consolidated Financial Statements.

(b)	On July 5, 2006, Mr. Ansell was appointed Chief Executive Officer of the Company.

(c)	On July 1, 2007, Mr. Steeneck was appointed Chief Financial Officer of the Company.

(d)	Effective November 7, 2008, Mr. Toler resigned from the Company. Mr. Toler’s resignation was considered a voluntary termination under his employment agreement (see “– Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards for 2008” below)

(e)	Effective August 31, 2008, Mr. Darkoch retired from the Company. Mr. Darkoch’s retirement was considered a termination without cause under his employment agreement (see “– Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards for 2008” below)

(f)	Under the terms of the employment agreement signed at the start of his employment, Mr. Ansell received a sign-on bonus payable at the start of his employment ($60,000) and on the one year anniversary ($60,000). In addition, Mr. Ansell received a $24,000 relocation bonus.

(g)	For Mr. Ansell, “All other compensation” for 2008, 2007 and 2006 includes contributions made by the Company to his 401(k) accounts and group life insurance in excess of $50,000. Also included in 2008 is relocation related tax gross up compensation.

(h)	For Mr. Steeneck, Mr. Maggs, and Ms. Misericordia, “All other compensation” for 2008, 2007 and 2006 includes contributions made by the Company to the individuals’ 401(k) accounts and group life insurance in excess of $50,000.

(i)	For Mr. Kiser, “All other compensation” for 2008, 2007 and 2006 includes an automobile allowance, contributions made by the Company to his 401(k) accounts and group life insurance in excess of $50,000.

(j)	For Mr. Toler, “All other compensation” for 2008, 2007 and 2006 includes contributions made by the Company to his 401(k) accounts and group life insurance in excess of $50,000. Also included in 2008 is a vacation payout of $16,923.

(k)	For Mr. Darkoch, “All other compensation” for 2008, 2007 and 2006 includes contributions made by the Company to his 401(k) accounts and group life insurance in excess of $50,000. Also included in 2008 is severance of $600,000 and a vacation payout of $11,250.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards for 2008

Employment Agreements

In connection with the Blackstone Transaction, on April 2, 2007, Crunch Holding Corp., one of our parent companies, entered into substantially similar employment agreements with each of Jeffrey P. Ansell, William Darkoch, Craig Steeneck and William Toler that govern the terms of each executive’s employment. The term of employment commenced on April 2, 2007 and is to end on April 2, 2012 (with the exception of Mr. Darkoch’s, which was to expire on April 2, 2010); provided, however, that commencing with April 2, 2012 and on each April 2nd thereafter, the employment term shall be automatically extended for an additional one-year period unless the Company or the executive provides the other party 60 days’ prior notice before the next extension date that the employment term will not be so extended. The agreements are terminable by either party at any time, provided that an executive must give no less than 30 days’ notice prior to a resignation. Copies of the employment agreements for Mr. Ansell, Mr. Steeneck, Mr. Toler and Mr. Darkoch are filed as Exhibits 10.1 through 10.4.

On August 31, 2008, William Darkoch retired from the Company. Mr. Darkoch’s retirement was treated as a termination without cause (as “cause” is defined below and in his employment agreement with the Company). Under the employment agreement, Mr. Darkoch received at the time of his departure from the Company (a) the accrued rights (as such term is defined below and in the employment agreement), (b) a pro rata portion of the target annual bonus (as such term is defined below and in the employment agreement), (c) a severance benefit of 100% of his current base salary and target annual bonus (as such terms are defined below and in the employment agreement) and (d) continued coverage under the Company’s group health, life and disability plans for 12 months.

On November 7, 2008, William Toler, President and Director, resigned from the Company to pursue another opportunity. Mr. Toler’s resignation was treated as other than as a result of a constructive termination (as “constructive termination” is defined below and in his employment agreement). Under the employment agreement, Mr. Toler received at the time of his departure from the Company the accrued rights (as such term is defined below and in his employment agreement).

As of December 28, 2008, the Company’s has in place the following employment agreements with Mr. Ansell and Mr. Steeneck:

Each employment agreement sets forth the executive’s annual base salary, which will be subject to discretionary annual increases upon review by the Board of Directors, and states that the executive will be eligible to earn an annual bonus as a percentage of salary with respect to each fiscal year (with a target percentage between 100% and 200% for Mr. Ansell and between 75% and 150% for Mr. Steeneck), based upon the extent to which annual performance targets established by the Board of Directors are achieved. The annual bonus, if any, shall be paid to executive within two and one-half (2.5) months after the end of the applicable fiscal year. Mr. Steeneck also has the opportunity to earn an enhanced annual bonus, which would increase his target percentage from 75% to 100% and his maximum target percentage from 150% to 200%. The enhanced annual bonus is based upon the Company achieving certain EBITDA and other financial targets, which would be in excess of the targets established annually by the Board of Directors. We recently modified the EBITDA targets included in Mr. Steeneck’s plan to levels we believe are reasonably attainable in light of the current global economic and financial crisis. A copy of the enhanced target annual bonus and its modification are filed as Exhibit 10.22 and 10.24, respectively.

Pursuant to each employment agreement, if an executive’s employment terminates for any reason, the executive is entitled to receive (i) any base salary and unused vacation accrued through the date of termination; (ii) any annual bonus earned, but unpaid, as of the date of termination, (iii) reimbursement of any unreimbursed business expenses properly incurred by the executive; and (iv) such employee benefits, if any, as to which the executive may be entitled under our employee benefit plans (the payments and benefits described in (i) through (iv) being “accrued rights”).

If an executive’s employment is terminated by us without “cause” (as defined below) (other than by reason of death or disability) or if the executive resigns as a result of a “constructive termination” (as defined below) (each a “qualifying termination”), the executive is entitled to (i) the accrued rights; (ii) a pro rata portion of a target annual bonus based upon the percentage of the fiscal year that shall have elapsed through the date of the executive’s termination of employment; (iii) subject to compliance with certain confidentiality, non-competition and non-solicitation covenants contained in his employment agreement and execution of a general release of claims on behalf of the Company, an amount equal to the product of (x) one-and-a-half in the case of Mr. Ansell or one in the case of Mr. Steeneck and (y) the sum of (A) the executive’s base salary and (B) the executive’s target annual bonus amount, which shall be payable to the executive in equal installments in accordance with the Company’s normal payroll practices; and (iv) continued coverage under our group health plans until the earlier of (A) eighteen months in the case of Mr. Ansell and one year in the case of Mr. Steeneck from the executive’s date of termination of employment with the Company and (B) the date the executive is or becomes eligible for comparable coverage under health, life and disability plans of another employer.

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

For purposes of these agreements, “constructive termination” is defined as (A) the failure of the Company to pay or cause to be paid the executive’s base salary or annual bonus (if any) when due; (B) a reduction in the executive’s base salary or target bonus opportunity percentage of base salary (excluding any change in value of equity incentives or a reduction in base salary affecting substantially all similarly situated executives by the same percentage of base salary); (C) any substantial and sustained diminution in the executive’s duties, authority or responsibilities as of April 2, 2007; (D) a relocation of the executive’s primary work location more than 50 miles without his prior written consent; (E) the failure to assign the executive’s employment agreement to a successor, and the failure of such successor to assume that employment agreement, in any public offering or change of control (each as defined in the Securityholders Agreement, dated April 2, 2007, described under “Item 13: Certain Relationships and Related Transactions and Director Independence—Securityholders Agreement of Peak Holdings LLC”); (F) a Company notice to the executive of the Company’s election not to extend the employment term; or, solely in the case of Mr. Ansell, (G) a failure to elect or reelect or the removal as a member of the board of directors; provided, that none of these events will constitute constructive termination unless the Company fails to cure the event within 30 days after notice is given by the executive specifying in reasonable detail the event which constitutes constructive termination; provided, further, that constructive termination will cease to exist for an event on the 60th day following the later of its occurrence or the executive’s knowledge thereof, unless the executive has given the Company notice thereof prior to such date.

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

Each of the agreements also contains non-competition provisions that limit the executive’s ability to engage in activity competing with our company for 18 months, in the case of Mr. Ansell. or one year, in the case of Mr. Steeneck, after termination of employment.

Other Change of Control and Severance Agreements

In addition to the agreements discussed above, the Company has entered into change of control agreements with Mr. Maggs and Ms. Misericordia. These agreements state that in the event of a change in control (as defined) that results in any of the following: (1) the executive’s loss of job; (2) a change in the executive’s then current title; (3) a reduction in the executive’s current salary, bonus level, a substantial reduction in benefits and/or stock option programs; (4) a change resulting in the executive’s diminution of their current job description and responsibilities; (5) a change in the executive’s reporting relationship; (6) a relocation of the executive’s office by more than 25 miles from the executive’s then current office or a required relocation from the executives then current home, then in each case; the executive’s employment will be deemed to have been severed and the executive shall receive a lump sum payment equal to one year of the executive’s current annual salary and target bonus of 50%, payment for all unused vacation and health insurance benefits paid for by the company for one year as severance. Copies of these agreements are filed as Exhibits 10.30 and 10.31.

Mr. Kiser has entered into a severance agreement that is substantially different from that of other executives of the Company. Under Mr. Kiser’s agreement, if his employment is terminated by us without cause (as defined), then Mr. Kiser would be entitled to a cash payment equal to his then current salary for up to 12 months (nine months guaranteed plus three additional months should Mr. Kiser not be employed after the initial nine months). Mr. Kiser’s agreement is filed as Exhibit 10.29.

Grants of Plan-Based Awards for 2008

The following table provides supplemental information relating to grants of plan-based awards to help explain information provided above in our Summary Compensation Table.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Jeffrey P. Ansell	2008	$—	$775,000	$1,550,000
Craig Steeneck	2008	—	375,000	750,000
Chris Kiser	2008	—	184,178	345,334
M. Kelley Maggs	2008	—	152,073	285,136
Lynne M. Misericordia	2008	—	128,750	241,406

Outstanding Equity Awards at 2008 Fiscal Year End

The following table provides information regarding outstanding awards made to our named executive officers as of our most recent fiscal year end.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#) (a)		Market Value of Shares or Units of Stock That Have Not Vested (f) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (b)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (h) ($)
Jeffrey P. Ansell	450.0	(c)	$2,079,900	1,462.5	(c)	$6,759,675
Craig Steeneck	154.0	(d)	711,788	500.5	(d)	2,313,311
				150.0	(d)	693,300
Chris Kiser	60.0	(e)	277,320	195.0	(e)	901,290
M. Kelley Maggs	30.0	(f)	138,660	97.5	(f)	450,645
Lynne M. Misericordia	64.0	(g)	295,808	208.0	(g)	961,376

(a)	Represents Class B-1 profits interest units (“PIU’s”), which vest ratably over five years.

(b)	Represents Class B-2 PIU’s, which vest ratably over five years depending whether annual or cumulative EBITDA targets are met and Class B-3 PIU’s, which vest either on a change of control or similar event if certain internal rates of return are met.

(c)	Assuming certain Company performance targets are met, Mr. Ansell’s unvested Class B PIU’s vest as follows: in fiscal 2009 – 337.5; in fiscal 2010 – 337.5; in fiscal 2011 – 337.5; and in fiscal 2012 – 900.

(d)	Assuming certain Company performance targets are met, Mr. Steeneck’s unvested Class B PIU’s vest as follows: in fiscal 2009 – 165.5; in fiscal 2010 – 165.5; in fiscal 2011 – 165.5; and in fiscal 2012 – 308.

(e)	Assuming certain Company performance targets are met, Mr. Kiser’s unvested Class B PIU’s vest as follows: in fiscal 2009 – 45; in fiscal 2010 – 45; in fiscal 2011 – 45; and in fiscal 2012 – 120.

(f)	Assuming certain Company performance targets are met, Mr. Maggs’ unvested Class B PIU’s vest as follows: in fiscal 2009 – 22.5; in fiscal 2010 – 22.5; in fiscal 2011 – 22.5; and in fiscal 2012 – 60.

(g)	Assuming certain Company performance targets are met, Ms. Misericordia’s unvested Class B PIU’s as follows: in fiscal 2009 – 48; in fiscal 2010 – 48; in fiscal 2011 – 48; and in fiscal 2012 – 128.

(h)	The value ascribed to the vested units was calculated based upon a value of $4,622 per B unit, which is the value used in calculating stock compensation expense under SFAS 123(R).

Option Exercises and Stock Vested in 2008

The following table provides information regarding the amounts received by our named executive officers upon exercise of options or similar instruments or the vesting of stock or similar instruments during our most recent fiscal year.

	Stock Awards
Name	Number of Shares Acquired on Vesting (a) (#)	Value Received on Vesting (a) ($)
Jeffrey P. Ansell	112.5	$519,975
Craig Steeneck	38.5	177,947
Chris Kiser	15.0	69,330
M. Kelley Maggs	7.5	34,665
Lynne M. Misericordia	16.0	73,952

(a)	During 2008, a portion of the Class B-1 Units vested. The value ascribed to the vested units was calculated based upon a value of $4,622 per B unit, which is the value used in calculating stock compensation expense under SFAS 123(R).

Nonqualified Deferred Compensation for 2008

None of our named executive officers are currently in a nonqualified deferred compensation plan.

Pension Benefits for 2008

None of our named executive officers are currently in a defined benefit plan sponsored by us or our subsidiaries or affiliates.

Potential Payments Upon Termination or Change in Control

The following tables show the estimated amount of potential cash severance payable to each of the named executive officers, as well as the estimated value of continuing benefits, based on compensation and benefit levels in effect on December 28, 2008, assuming the executive’s employment terminated effective December 28, 2008. Due to the numerous factors involved in estimating these amounts, the actual value of benefits and amounts to be paid can only be determined upon an executive’s termination of employment.

In the tables below, the value of the accelerated stock vesting was based upon an estimated value of Peak Holdings LLC Class B Units as of December 28, 2008 of $317 each. The value of accelerated stock vesting does not include unvested Class B-2 Units and Class B-3 Units that would vest upon a change of control only if certain internal rate of return targets were met because such targets had not been met as of December 28, 2008. The value of the health and welfare benefits in the tables below was estimated at $1,000 per month.

You should read this section together with the subsection above entitled “ – Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards for 2008-Employment Agreements,” which includes, among other things, definitions of the term[s] “cause” and “constructive termination” used in the tables below with respect to Messrs. Ansell and Steeneck. The term “change of control” is defined in the applicable employment agreement or severance agreement for each such executive officer. Each of these agreements is filed as an exhibit to this Annual Report on Form 10-K.

	Voluntary Termination	Involuntary Termination Without Cause	Termination For Cause	Constructive Termination	Change in Control	Disability	Death
Jeffrey P. Ansell
Cash Severance	$—	$2,325,000	$—	$2,325,000	$—	$—	$—
Acceleration of Stock Vesting	—	—	—	—	249,638	—	—
Vested Stock Awards	—	106,988	—	106,988	—	—	—
Health and Welfare Benefits	—	18,000	—	18,000	—	—	—

Total	$—	$2,449,988	$—	$2,449,988	$249,638	$—	$—

	Voluntary Termination	Involuntary Termination Without Cause	Termination For Cause	Constructive Termination	Change in Control	Disability	Death
Craig Steeneck
Cash Severance	$—	$875,000	$—	$875,000	$—	$—	$—
Acceleration of Stock Vesting	—	—	—	—	85,432	—	—
Vested Stock Awards	—	36,614	—	36,614	—	—	—
Health and Welfare Benefits	—	12,000	—	12,000	—	—	—

Total	$—	$923,614	$—	$923,614	$85,432	$—	$—

	Voluntary Termination	Involuntary Termination Without Cause	Termination For Cause	Constructive Termination	Change in Control	Disability	Death
Chris Kiser
Cash Severance	$—	$340,000	$—	$—	$—	$—	$—
Acceleration of Stock Vesting	—	—	—	—	33,285	—	—
Vested Stock Awards	—	14,265	—	—	—	—	—
Health and Welfare Benefits	—	—	—	—	—	—	—

Total	$—	$354,265	$—	$—	$33,285	$—	$—

	Voluntary Termination	Involuntary Termination Without Cause	Termination For Cause	Constructive Termination	Change in Control	Disability	Death
M. Kelley Maggs
Cash Severance	$—	$93,583	$—	$—	$—	$—	$—
Acceleration of Stock Vesting	—	—	—	—	16,643	—	—
Vested Stock Awards	—	7,133	—	—	—	—	—
Health and Welfare Benefits	—	—	—	—	—	—	—

Total	$—	$100,716	$—	$—	$16,643	$—	$—

	Voluntary Termination	Involuntary Termination Without Cause	Termination For Cause	Constructive Termination	Change in Control	Disability	Death
Lynne M. Misericordia
Cash Severance	$—	$59,423	$—	$—	$—	$—	$—
Acceleration of Stock Vesting	—	—	—	—	35,504	—	—
Vested Stock Awards	—	15,216	—	—	—	—	—
Health and Welfare Benefits	—	—	—	—	—	—	—

Total	$—	$74,639	$—	$—	$35,504	$—	$—

Mr. Maggs’ and Ms. Misericordia’s employment arrangements with the Company do not include any special provisions for a post-employment payment. Therefore, in the event they are terminated other than for cause, any post-employment payment would be paid under our existing severance plan. For employees at Mr. Maggs’ and Ms. Misericordia’s levels, the severance benefit would be sixteen and twelve weeks of compensation, respectively, which includes base salary only.

As noted in the “Summary Compensation Table” above, Mr. Darkoch retired from the Company effective August 31, 2008. Mr. Darkoch’s retirement was considered a termination without cause under his employment agreement and he is being paid severance in the amount of $600,000. The Company, as is its right under the subscription agreement for the profits interest units, elected to not call Mr. Darkoch’s unvested B units, which remain outstanding.

As noted in the “Summary Compensation Table above, Mr. Toler resigned from the Company effective November 7, 2008. Mr. Toler’s resignation was treated as other than as a result of a constructive termination under his employment agreement and therefore he received no severance.

Compensation of Directors

Our directors who are also our employees or employees of Blackstone receive no additional compensation for their services as director. Mr. Deromedi’s compensation is discussed below under “Director Services Agreement.” Mr. Jimenez and Mr. Silcock, who are neither employees of the Company nor of Blackstone, receive (1) an annual retainer of $30,000 to be paid annually in arrears on April 2nd, (2) an annual payment of $10,000 for serving as Chairman of the Audit Committee (paid to Mr. Jimenez in 2008 and to be paid to Mr. Silcock, the new Chairman of the Audit Committee, in 2009), and (3) an annual option grant with an after-tax value of approximately $50,000.

The table below sets forth information regarding director compensation for the year ended December 28, 2008.

Name	Fees Paid in Cash ($)	Stock Awards (a) ($)	Option Awards (a) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Roger Deromedi	$307,269	$113,008	$—	$51,700	$9,048	(c)	$481,025
Joseph Jimenez	40,000	10,959	—	—	—		50,959
Ray Silcock (b)	—	223	—	—	—		223

(a)	Stock Awards and Stock Option Grants were valued and expensed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R. The assumptions used in the valuation are discussed in Note 6 to our consolidated financial statements for the year ended December 28, 2008. Mr. Deromedi’s expense includes a one-time grant of 1,000 profits interest units in 2007. Mr. Jimenez’s expense includes a one-time grant of 83 profits interest units in 2007 in addition to his annual grant.

(b)	Mr. Silcock was appointed as a director effective May 13, 2008.

(c)	For Mr. Deromedi, “All other compensation” for includes contributions made by the Company to his 401(k) account and group life insurance in excess of $50,000.

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

The director service agreement sets forth Mr. Deromedi’s annual fee, which will be subject to discretionary annual increases upon review by the Board of Directors, and is payable in regular installments. The agreement states that Mr. Deromedi will also be eligible to earn an annual bonus as a percentage of his annual fee with respect to each fiscal year (with a target percentage of 66.7%), based upon the sole discretion of the Board of Directors.

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

The following table sets forth information with respect to the beneficial ownership of the Class A-1 and Class A-2 Units of our ultimate parent company, Peak Holdings LLC, a Delaware limited liability company, as of December 28, 2008 for (i) each individual or entity known by us to own beneficially more than 5% of the Class A-1 Units or Class A-2 Units of Peak Holdings LLC, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our directors and our executive officers as a group. The Class A-1 Units and the Class A-2 Units have equal voting rights. For additional information about the equity investment by certain members of our senior management, see “Item 10: Directors and Executive Officers of the Registrant—Equity Investment by Chairman and Executive Officers.”

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent
A-1	Blackstone Funds(1)	414,178,549	98%
A-2	Roger Deromedi(2)	3,000,000	*
A-2	Jeffrey P. Ansell	1,350,000	*
A-2	Craig Steeneck	575,000	*
A-2	Lynne M. Misericordia	400,000	*
A-2	M.Kelley Maggs	294,029	*
A-2	Joseph Jimenez	250,000	*
A-2	Chris Kiser	125,000	*
A-2	William Toler(3)	699,003	*
A-2	Directors and Executive Officers as a Group (twelve persons)	6,339,054	1.5%

*	Less than one percent

(1)	Reflects beneficial ownership of 376,790,140 Class A-1 Units held by Blackstone Capital Partners V L.P., 22,270,893 Class A-1 Units held by Blackstone Capital Partners V-AC L.P., 11,775,107 Class A-1 Units held by Blackstone Family Investment Partnership V-SMD L.P., 2,431,284 Class A-1 Units held by Blackstone Family Investment Partnership V L.P. and 911,125 Class A-1 Units held by Blackstone Participation Partnership V L.P. (collectively, the “Blackstone Funds”). The general partner of all Blackstone Funds is Blackstone Management Associates V L.L.C. BMA V L.L.C. is the sole member of Blackstone Management Associates V L.L.C. Blackstone Holdings III L.P. is the managing member and majority in interest owner of BMA V L.L.C. Blackstone Holdings III L.P. is indirectly controlled by The Blackstone Group L.P. and is owned, directly or indirectly, by Blackstone professionals and The Blackstone Group L.P. The Blackstone Group L.P. is controlled by its general partner, Blackstone Group Management L.L.C., which is in turn wholly owned by Blackstone’s senior managing directors and controlled by its founder Stephen A. Schwarzman. Mr. Schwarzman disclaims beneficial ownership of such Units.

(2)	All of the units are held in a revocable trust for the benefit of Mr. Deromedi.

(3)	Mr. Toler is a former executive with the Company whose employment ended in November 2008. Mr. Toler individually holds 318,000 Class A-2 Units. The remaining units listed are held by Pensco Trust Co. as custodian for Mr. Toler’s retirement account.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Advisory Agreement

At the closing of the Blackstone Transaction, we and one or more of our parent companies entered into a transaction and advisory fee agreement with an affiliate of Blackstone pursuant to which such entity or its affiliates will provide certain strategic and structuring advice and assistance to us. In addition, under this agreement, affiliates of Blackstone will provide certain monitoring, advisory and consulting services to us for an aggregate annual management fee equal to the greater of $2.5 million or 1.0% of adjusted EBITDA (as defined in the credit agreement governing our new senior secured credit facilities) for each year thereafter. The management fee was $2.5 million in both the 39 weeks ended December 30, 2007 and the fiscal year ended December 28, 2008. Affiliates of Blackstone also received reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with the Blackstone Transaction prior to the closing date and in connection with the provision of services pursuant to the agreement. In addition, pursuant to such agreement, an affiliate of Blackstone also received transaction fees totaling $21.6 million, which amount is contained within the $71.2 million of transaction costs discussed in Note 1 to the Consolidated Financial Statements for fiscal 2007 in connection with services provided by Blackstone and its affiliates related to the Blackstone Transaction. The agreement includes customary exculpation and indemnification provisions in favor of Blackstone and its affiliates. A copy of this agreement is attached as Exhibit 10.6. The Company reimbursed the Blackstone group out-of-pocket expenses totaling $0.1 million during fiscal year ended December 28, 2008.

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

Supplier Costs

Graham Packaging, which is owned by affiliates of the Blackstone Group, supplies packaging for some of the Company’s products. Purchases from Graham Packaging were $8.7 million for the 39 weeks ended December 30, 2007 and $11.3 million for the fiscal year ended December 28, 2008.

Debt and Interest Expense

As of December 30, 2007, $29.8 million of our senior secured term loan was owed to Blackstone Advisors L.P., an affiliate of Blackstone. In addition, for the period April 2, 2007 to December 30, 2007, interest expense recognized in the Consolidated Statement of Operations for debt owed to Blackstone Advisors L.P. totaled $1.5 million. As of December 28, 2008, $34.6 million of our senior secured term loan was owed to Blackstone Advisors L.P., an affiliate of Blackstone. Related party interest for Blackstone Advisors L.P for the fiscal year ended December 28, 2008 was $3.1 million.

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

Director Independence

We have not made a determination that any of our directors is independent under the applicable standards of the New York Stock Exchange or any other standard. Because our securities are not listed on any stock exchange or inter-dealer quotation system, we are not subject to the independence standards of any such exchange or quotation system. In addition, if we were a listed company, we believe we would be eligible for the controlled company exception set forth in Section 303A of the Listed Company Manual of the New York Stock Exchange (if that were the exchange on which we were listed) from the rule that would ordinarily require that a majority of a listed issuer’s board of directors be independent and from certain other rules. If we were subject to the New York Stock Exchange’s standard of independence, we believe that, at a minimum, our Executive Chairman, each of our directors who is an executive officer of our company and each of our directors who is associated with Blackstone, our controlling shareholder, would not be considered independent, including Messrs. Deromedi, Ansell, Melwani, Korangy and Giordano.

Related Person Transactions Prior to the Blackstone Transaction

Office Lease Space

Prior to the Blackstone Transaction, we leased office space owned by Barrington Properties, LLC, which is an affiliate of C. Dean Metropoulos, our former Chairman and Chief Executive Officer. In the 13 weeks ending April 2, 2007 and fiscal 2006 total rent paid under this lease was $26,000 and $104,000, respectively. The lease required us to make leasehold improvements of approximately $318,000. The building, which included the office space leased by a subsidiary of the Predecessor, was sold by the owner on January 12, 2004. The lease was amended to reflect that the subsidiary moved to a different building in Greenwich, Connecticut also owned by Barrington Properties, LLC. The lease amendment ran through May 31, 2010. This agreement was terminated in connection with the Blackstone Transaction.

Airplane

In March 2004, our former subsidiary, Pinnacle Foods Management Corporation, entered into an agreement with Fairmont Aviation, LLC, an affiliate of C. Dean Metropoulos, our former Chairman and Chief Executive Officer, whereby Fairmont Aviation, LLC agreed to provide us with use of an aircraft. Subject to each parties’ termination rights, the agreement was scheduled to terminate in March 2010 and could be renewed on a month-to-month basis thereafter. In connection with the use of this aircraft, we paid net operating expenses of $688,000 for the 13 weeks ending April 2, 2007 and $2,750,000 in fiscal 2006. This agreement was terminated in connection with the Blackstone Transaction.

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

•

required the consent of CDM Investor Group LLC (“CDM”) to any changes to the terms of the Class B, C, D or E units or any amendment to Crunch Equity Holding, LLC’s governance documents that would adversely affect CDM in a manner different from any other member;

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

Former Sponsor Management, Fee and Registration Rights Agreements

In connection with the acquisition of Pinnacle Foods Holding Corporation (“PFHC”) in November 2003, PFHC entered into a management agreement with JPMP and an affiliate of JWC whereby JPMP and the affiliate provided us with financial advisory and other services. Additionally, we entered into an agreement with CDM Capital LLC, an affiliate of CDM, whereby CDM received a fee in exchange for advisory services. These arrangements with the 2003 Sponsors also contained standard indemnification provisions by us of the 2003 Sponsors and upon the closing date of the Aurora Merger, PFGI assumed all of PFHC’s rights and obligations under the management and fee arrangements. In connection with the Aurora Merger, Crunch Holding Corp. entered into a registration rights agreement with members of Crunch Equity Holding, LLC. Pursuant to this agreement, affiliates of JPMP, affiliates of JWC, CDM and the Bondholders Trust each received demand registration rights. These agreements were terminated in connection with the Blackstone Transaction.

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

The Bondholders Trust was not required to reimburse us for the first $1 million of such losses (subject to upward adjustment of up to $14 million depending on the level of Aurora’s net debt at closing) and its aggregate reimbursement obligation was not to exceed $30 million. Any claims for indemnification must have been made by us prior to the first anniversary of the closing date of the Aurora Merger. The Bondholders Trust could have satisfied its indemnification obligations by delivering Class A units (valued at $1,000 per unit) to Crunch Equity Holding, LLC for cancellation or by paying cash. The indemnity agreement was amended and restated on May 4, 2004 to provide that the $30 million cap be increased as further provided therein to the extent we were obligated to pay amounts in excess of $6.85 million to any prepetition lender in connection with the R2 Top Hat, Ltd. appeal described in “Item 3: Legal Proceedings—R2 appeal in Aurora bankruptcy.” This agreement was terminated in connection with the Blackstone Transaction and therefore, the Bondholders Trust was not required to reimburse the Company in connection with the settlement of this appeal.

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

Expenses of Major Shareholder

As part of the Aurora Merger, we agreed to pay certain fees of the Bondholders Trust, which owned approximately 43% of Crunch Equity Holding, LLC. The Bondholders Trust primarily consisted of holders of Aurora’s senior subordinated notes, which elected to receive equity interests in Crunch Equity Holding, LLC as consideration in the Aurora Merger. We recognized in the Consolidated Statement of Operations fees on behalf of the Bondholder Trust totaling $0.4 million in fiscal year 2006. This agreement was terminated in connection with the Blackstone Transaction.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

APPROVAL PROCESS

Pursuant to a policy adopted by the Audit Committee in November 2007, the Audit Committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by PricewaterhouseCoopers, LLP, subject to the de minimis exceptions for permitted non-audit services described in Section 10A(i)(1)(B) of the 1934 Act which are approved by the Committee prior to the completion of the audit. PricewaterhouseCoopers LLP shall not be retained to perform certain prohibited non-audit functions set forth in Section 10A(g) and (h) of the 1934 Act and Rule 2-01(c)(4) of Regulation S-X of the SEC. Such pre-approval can be given as part of the Committee’s approval of the scope of the engagement of PricewaterhouseCoopers LLP or on an individual basis. The approved non-auditing services must be disclosed in the Company’s periodic public reports filed or submitted by it pursuant to Section 15(d) of the 1934 Act. The pre-approval of permitted non-auditing services can be delegated by the Committee to one or more of its members, but the decision must be presented to the full Committee at the next regularly scheduled Committee meeting.

INDEPENDENT AUDITOR’S FEES

Aggregate fees, including out-of-pocket expenses, for professional services rendered for the Company by PricewaterhouseCoopers LLP for the fiscal year ended December 28, 2008 and December 30, 2007:

	Fiscal year Ended December 28, 2008	Fiscal year Ended December 30, 2007
	(Dollars in thousands)
Audit	$547	$1,080
Audit related	—	293
Tax	—	15
All other	3	96

Total	$550	$1,484

AUDIT FEES

Audit fees for fiscal 2008 listed above are the aggregate fees, including out-of-pocket expenses, approved by the audit committee to be paid for professional services rendered by PricewaterhouseCoopers in connection with (i) the audit of the Company’s Consolidated Financial Statements as of and for the year ended December 28, 2008, and (ii) the reviews of the Company’s unaudited Consolidated Interim Financial Statements as of March 30, 2008, June 29, 2008 and September 28, 2008.

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

ALL OTHER FEES

All other fees in 2008 consist of accounting research software. All other fees in 2007 consist primarily of tax services provided for Mr. C.D. Metropoulos, our former Chairman of the Board and Chief Executive Officer.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

a) Documents filed as part of this report

1)	The Consolidated Financial Statements and accompanying reports of our independent registered public accounting firm are included in Item 8 of this 10-K.

2)	Exhibits

Exhibit Number	Description of exhibit

2.1	Agreement and Plan of Merger, dated as of February 10, 2007, by and among Crunch Holding Corp., Peak Holdings LLC and Peak Acquisition Corp. (previously filed as Exhibit 2.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

2.2	Agreement and Plan of Reorganization and Merger, by and between Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003 (previously filed as Exhibit 2.1 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.3	Amendment No. 1, dated January 8, 2004, to the Agreement and Plan of Reorganization and Merger, by and between Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003 (previously filed as Exhibit 2.2 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.4	Agreement and Plan of Merger, dated March 19, 2004, by and between Aurora Foods, Inc. and Pinnacle Foods Holding Corporation (previously filed as Exhibit 2.3 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.5	Asset Purchase Agreement, dated March 1, 2006, by and between The Dial Corporation and Pinnacle Foods Groups Inc. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Group Inc. filed with the SEC on March 1, 2006 (Commission File Number: 333-118390), and incorporated herein by reference).

3.1	Pinnacle Foods Finance LLC Certificate of Formation (previously filed as Exhibit 3.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.2	Pinnacle Foods Finance LLC Amended and Restated Limited Liability Company Agreement, dated as of April 2, 2007 (previously filed as Exhibit 3.2 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.3	Pinnacle Foods Finance Corp. Certificate of Incorporation (previously filed as Exhibit 3.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.4	Pinnacle Foods Finance Corp. Bylaws (previously filed as Exhibit 3.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.5	Pinnacle Foods Group LLC Certificate of Formation (previously filed as Exhibit 3.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.6	Pinnacle Foods Group LLC Limited Liability Company Agreement (previously filed as Exhibit 3.6 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.7	Pinnacle Foods International Corp. Certificate of Incorporation. (previously filed as Exhibit 3.7 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.8	Pinnacle Foods International Corp. Bylaws. (previously filed as Exhibit 3.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.9	State of Delaware Certificate of Conversion, dated September 25, 2007, converting Pinnacle Foods Group Inc. from a Corporation to a Limited Liability Company(previously filed as Exhibit 3.9 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.1	Senior Notes Indenture, dated as of April 2, 2007, among the Issuers, the Guarantors and the Trustee (previously filed as Exhibit 4.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.2	Senior Subordinated Notes Indenture, dated as of April 2, 2007, among the Issuers, the Guarantors and the Trustee (previously filed as Exhibit 4.2 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.3	Registrations Rights Agreement, dated as of April 2, 2007, among the Issuers, the Guarantors and Lehman Brothers Inc. and Goldman, Sachs & Co. (previously filed as Exhibit 4.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.4	Form of Rule 144A Global Note, 9.25% Senior Notes due 2015 (previously filed as Exhibit 4.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.5	Form of Regulation S Global Note, 9.25% Senior Notes due 2015 (previously filed as Exhibit 4.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.6	Form of Rule 144A Global Note, 10.625% Senior Subordinated Notes due 2017 (previously filed as Exhibit 4.6 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.7	Form of Regulation S Global Note, 10.625% Senior Subordinated Notes due 2017 (previously filed as Exhibit 4.7 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.8	Credit Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Lehman Commercial Paper Inc., Goldman Sachs Credit Partners L.P. and other lenders party hereto (previously filed as Exhibit 4.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.9	Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.9 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.10	Guaranty, dated as of April 2, 2007, among Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.10 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.11	Intellectual Property Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.11 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.1 +	Employment Agreement, dated April 2, 2007 (William Darkoch) (previously filed as Exhibit 10.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.2 +	Employment Agreement, dated April 2, 2007 (William Toler) (previously filed as Exhibit 10.2 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.3 +	Employment Agreement, dated April 2, 2007 (Jeffrey P. Ansell) (previously filed as Exhibit 10.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.4 +	Employment Agreement, dated April 2, 2007 (Craig Steeneck) (previously filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.5 +	Director Service Agreement, dated April 2, 2007 (Roger Deromedi) (previously filed as Exhibit 10.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.6	Transaction and Advisory Fee Agreement, dated as of April 2, 2007, between Peak Finance LLC and Blackstone Management Partners V L.L.C. (previously filed as Exhibit 10.6 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.7	Trademark License Agreement by and between The Dial Corporation and Conagra, Inc., dated July 1, 1995 (previously filed as Exhibit 10.33 to the Annual Report on Form 10-K of Pinnacle Foods Group Inc. for the fiscal year ended December 25, 2005 (Commission File Number: 333-118390), and incorporated herein by reference).

10.8	Tax Sharing Agreement, dated as of November 25, 2003, by and among Crunch Holding Corp., Pinnacle Foods Holding Corporation, Pinnacle Foods Corporation, Pinnacle Foods Management Corporation, Pinnacle Foods Brands Corporation, PF Sales (N. Central Region) Corp., PF Sales, LLC, PF Distribution, LLC, PF Standards Corporation, Pinnacle Foods International Corp., Peak Finance Holdings LLC, Pinnacle Foods Finance Corp., Pinnacle Foods Finance LLC and Pinnacle Foods Group LLC (previously filed as Exhibit 10.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.9	Lease, dated May 23, 2001, between Brandywine Operating Partnership, L.P. and Pinnacle Foods Corporation (Cherry Hill, New Jersey) (previously filed as Exhibit 10.25 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.10	Lease, dated August 10, 2001, between 485 Properties, LLC and Pinnacle Foods Corporation (Mountain Lakes, New Jersey); Amendment No. 1, dated November 23, 2001; Amendment No. 2, dated October 16, 2003 (previously filed as Exhibit 10.26 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.11	Swanson Trademark License Agreement (U.S.) by and between CSC Brands, Inc. and Vlasic International Brands Inc., dated as of March 24, 1998 (previously filed as Exhibit 10.27 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-1183900), and incorporated herein by reference).

10.12	Swanson Trademark License Agreement (Non-U.S.) by and between Campbell Soup Company and Vlasic International Brands Inc., dated as of March 26, 1998 (previously filed as Exhibit 10.28 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.13	Technology Sharing Agreement by and between Campbell Soup Company and Vlasic Foods International Inc., dated as of March 26, 1998 (previously filed as Exhibit 10.29 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.14	Amendment to Lease Agreement, dated February 10, 2007 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Group Inc. filed with the SEC on February 15, 2007 (Commission File Number: 333-118390), and incorporated herein by reference).

10.15	Securityholders Agreement, dated as of April 2, 2007, among Peak Holdings LLC and the other parties hereto (previously filed as Exhibit 10.15 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.16 +	Peak Holdings LLC 2007 Unit Plan, effective as of April 2, 2007 (previously filed as Exhibit 10.16 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.17 +	Peak Holdings LLC Form of Award Management Unit Subscription Agreement (previously filed as Exhibit 10.17 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.18	Securityholders Agreement, dated as of September 21, 2007 among Crunch Holding Corp. and the other parties hereto (previously filed as Exhibit 10.18 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.19 +	Crunch Holding Corp. 2007 Stock Incentive Plan, effective as of August 8, 2007 (previously filed as Exhibit 10.19 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.20 +	Crunch Holding Corp. 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.20 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.21	Trademark License Agreement, dated as of July 9, 1996, by and between The Quaker Oats Company, The Quaker Oats Company of Canada Limited and Van de Kamp’s, Inc. (previously filed as Exhibit 10.21 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.22 +	Enhanced Target Annual Bonus letter, dated June 11, 2007 (Craig Steeneck)

10.23 +	Supplemental Peak Holdings LLC Management Unit Subscription Agreement, dated June 11, 2007 (Craig Steeneck)

10.24 +	Modification of the Enhanced Target Annual Bonus letter, dated February 27, 2009 (Craig Steeneck)

10.25 +	Modification of the supplemental Peak Holdings LLC Management Unit Subscription Agreement, dated February 27, 2009 (Craig Steeneck)

10.26 +	Modification of the Peak Holdings LLC Form of Award Management Unit Subscription Agreement

10.27 +	Modification of the Crunch Holding Corp. 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement

10.28 +	Employment offer letter, dated December 11, 2003 (Chris Kiser)

10.29 +	Severance benefit letter, dated October 7, 2008 (Chris Kiser)

10.30 +	Employment offer letter dated May 25, 2001 (Lynne M. Misericordia)

10.31 +	Employment offer letter dated May 25, 2001 (M.Kelley Maggs)

12.1	Computation of Ratios of Earnings to Fixed Charges.

14.1	Code of Ethics (previously filed as Exhibit 14.1 to the Registration Statement on Form S-4/A of Pinnacle Foods Group Inc. filed with the SEC on December 23, 2004, (Commission File Number: 333-118390), and incorporated herein by reference).

21.1	List of Subsidiaries (previously filed as Exhibit 21.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

24.1	Power of Attorney (included in signature page).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

+	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

(A)	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Form 10-K and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FOODS FINANCE LLC

By:	/s/ CRAIG STEENECK
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	March 3, 2009

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ ROGER DEROMEDI By: Roger Deromedi	Chairman of the Board and Director	March 3, 2009

/s/ JEFFREY P. ANSELL By: Jeffrey P. Ansell	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2009

/s/ JOSEPH JIMENEZ By: Joseph Jimenez	Director	March 3, 2009

/s/ RAYMOND P. SILCOCK By: Raymond P. Silcock	Director	March 3, 2009

/s/ PRAKASH A. MELWANI By: Prakash A. Melwani	Director	March 3, 2009

/s/ SHERVIN KORANGY By: Shervin Korangy	Director	March 3, 2009

/s/ Jason Giordano By: Jason Giordano	Director	March 3, 2009

/s/ CRAIG STEENECK By: Craig Steeneck	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2009