Form 10-Q
period 2009-03-29
Pinnacle Foods Finance LLC
filed 2009-05-13
CIK 1420566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*

Yes   ☐    No  ☐

*	The registrant has not yet been phased into the interactive data requirements

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b - 2 of the Securities Exchange Act of 1934).

Yes  ☐    No  ☑

As of May 13, 2009, there were outstanding 100 shares of common stock, par value $0.01 per share, of the Registrant.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

Unaudited consolidated financial statements begin on the following page

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(thousands of dollars)

	Three months ended
	March 29, 2009	March 30, 2008
Net sales	$427,408	$362,171
Cost of products sold	339,993	286,755

Gross profit	87,415	75,416
Operating expenses
Marketing and selling expenses	34,355	27,686
Administrative expenses	13,529	12,272
Research and development expenses	1,010	945
Other (income) expense, net	4,197	(5,181)

Total operating expenses	53,091	35,722

Earnings before interest and taxes	34,324	39,694
Interest expense	29,610	38,926
Interest income	4	144

Earnings before income taxes	4,718	912
Provision for income taxes	6,818	8,259

Net loss	$(2,100)	$(7,347)

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(thousands of dollars)

	March 29, 2009	December 28, 2008
Current assets:
Cash and cash equivalents	$8,183	$4,261
Accounts receivable, net	114,854	92,171
Inventories, net	166,323	190,863
Other current assets	11,123	9,571
Deferred tax assets	3,684	3,644

Total current assets	304,167	300,510
Plant assets, net	263,265	260,798
Tradenames	910,112	910,112
Other assets, net	162,582	166,613
Goodwill	994,167	994,167

Total assets	$2,634,293	$2,632,200

Current liabilities:
Short-term borrowings	$33	$26,163
Current portion of long-term obligations	12,754	12,750
Accounts payable	84,239	66,951
Accrued trade marketing expense	32,377	33,293
Accrued liabilities	76,421	69,012
Accrued income taxes	62	20

Total current liabilities	205,886	208,189
Long-term debt (includes $34,500 and $34,587 owed to related parties)	1,743,249	1,746,439
Pension and other postretirement benefits	37,637	36,869
Other long-term liabilities	20,842	14,429
Deferred tax liabilities	326,226	318,701

Total liabilities	2,333,840	2,324,627
Commitments and contingencies
Shareholder’s equity:
Pinnacle Common stock: par value $.01 per share, 100 shares authorized, issued 100 shares	—	—
Additional paid-in-capital	427,550	427,323
Accumulated other comprehensive (loss) income	(47,707)	(42,460)
Accumulated deficit	(79,390)	(77,290)

Total shareholder’s equity	300,453	307,573

Total liabilities and shareholder’s equity	$2,634,293	$2,632,200

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(thousands of dollars)

	Three months ended
	March 29, 2009	March 30, 2008
Cash flows from operating activities
Net loss from operations	$(2,100)	$(7,347)
Non-cash charges (credits) to net (loss)
Depreciation and amortization	14,587	14,525
Gain on litigation settlement	—	(10,010)
Amortization of debt acquisition costs	1,184	1,164
Amortization of deferred mark-to-market adjustment on terminated swaps	1,312	—
Change in value of financial instruments	697	(1,719)
Stock-based compensation charge	227	250
Postretirement healthcare benefits	(6)	18
Pension expense	740	243
Other long-term liabilities	1,360	254
Other assets	(1,350)	—
Deferred income taxes	7,486	7,499
Changes in working capital
Accounts receivable	(22,747)	3,947
Inventories	24,011	14,876
Accrued trade marketing expense	(866)	9,591
Accounts payable	17,118	2,437
Accrued liabilities	6,790	7,040
Other current assets	(2,323)	(377)

Net cash provided by operating activities	46,120	42,391

Cash flows from investing activities
Capital expenditures	(12,858)	(5,029)

Net cash used in investing activities	(12,858)	(5,029)

Cash flows from financing activities
Repayment of capital lease obligations	(61)	(59)
Borrowings under revolving credit facility	12,584	—
Repayments of revolving credit facility	(38,584)	—
Reductions of equity contributions	—	(52)
Debt acquisition costs	—	(664)
Repayments of notes payable	(130)	(769)
Repayments of long term obligations	(3,125)	(3,125)

Net cash used in financing activities	(29,316)	(4,669)

Effect of exchange rate changes on cash	(24)	(28)
Net change in cash and cash equivalents	3,922	32,665
Cash and cash equivalents - beginning of period	4,261	5,999

Cash and cash equivalents - end of period	$8,183	$38,664

Supplemental disclosures of cash flow information:
Interest paid	$23,316	$25,922
Interest received	4	144
Income taxes paid	201	2,559

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)

(thousands of dollars, except share amounts)

			Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholder’s Equity

	Common Stock
	Shares	Amount
Balance at December 30, 2007	100	$—	$426,754	$(48,709)	$(18,430)	$359,615

Equity contribution:
Reduction in equity contributions			(52)			(52)
Equity related compensation			250			250
Comprehensive income:
Net loss				(7,347)		(7,347)
Swap mark to market adjustments					(19,986)	(19,986)
Foreign currency translation					(466)	(466)

Total comprehensive loss						(27,799)

Balance at March 30, 2008	100	$—	$426,953	$(56,056)	$(38,882)	$332,015

Balance at December 28, 2008	100	$—	$427,323	$(77,290)	$(42,460)	$307,573

Equity related compensation			227			227
Comprehensive income:
Net loss				(2,100)		(2,100)
Swap mark to market adjustments					(5,819)	(5,819)
Amortization of deferred mark-to-market adjustment on terminated swaps					1,312	1,312
Foreign currency translation					(740)	(740)

Total comprehensive loss						(7,347)

Balance at March 29, 2009	100	$—	$427,550	$(79,390)	$(47,707)	$300,453

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

1.	Summary of Business Activities

Business Overview

Pinnacle Foods Finance LLC (hereafter referred to as the “Company” or “PFF”) is a leading manufacturer, marketer and distributor of high quality, branded convenience food products, the products and operations of which are managed and reported in two operating segments: (i) dry foods and (ii) frozen foods. The Company’s dry foods segment consists primarily of Duncan Hines® baking mixes and frostings, Vlasic® pickles, peppers and relish products, Mrs. Butterworth’s® and Log Cabin® syrups and pancake mixes, Armour® canned meats and Open Pit® barbecue sauce, as well as food service and private label products. The Company’s frozen foods segment consists primarily of Hungry-Man® and Swanson® frozen foods products, Van de Kamp’s® and Mrs. Paul’s® frozen seafood, Aunt Jemima® frozen breakfasts, Lender’s® bagels and Celeste® frozen pizza, as well as food service and private label products.

On February 10, 2007, Crunch Holding Corp. (“CHC”), the parent company of Pinnacle Foods Group Inc. (“PFGI”), entered into an Agreement and Plan of Merger with Peak Holdings LLC (“Peak Holdings”), a Delaware limited liability company controlled by affiliates of The Blackstone Group, Peak Acquisition Corp. (“Peak Acquisition”), a wholly owned subsidiary of Peak Holdings, and Peak Finance LLC (“Peak Finance”), an indirect wholly owned subsidiary of Peak Acquisition, providing for the acquisition of CHC. Under the terms of the Agreement and Plan of Merger, the purchase price for CHC was $2,160.2 million in cash less the amount of indebtedness (including capital lease obligations) of CHC and its subsidiaries outstanding immediately prior to the closing and certain transaction costs. Pursuant to the Agreement and Plan of Merger, immediately prior to the closing, CHC contributed all of the outstanding shares of capital stock of its wholly owned subsidiary PFGI, to a newly-formed Delaware limited liability company, PFF. At the closing, Peak Acquisition merged with and into CHC, with CHC as the surviving corporation, and Peak Finance merged with and into PFF, with PFF as the surviving entity.

As a result of the Merger, CHC became a wholly-owned subsidiary of Peak Holdings. This transaction closed on April 2, 2007 (the “Blackstone Transaction”).

For purposes of identification and description, PFGI is referred to as the “Predecessor” for the period prior to the Blackstone Transaction occurring on April 2, 2007, and Pinnacle Foods Finance LLC is referred to as “PFF” or the “Company” for the period subsequent to the Blackstone Transaction.

2.	Interim Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of March 29, 2009, and the results of operations and cash flows for the three months ended March 29, 2009 and March 30, 2008. The results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 28, 2008.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

3.	Fair Value Measurements

In the first quarter of 2009, the Company adopted SFAS No. 157, “Fair Value Measurements,” as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS No. 157, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Company’s consolidated financial statements. The provisions of SFAS No. 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS No. 157.

In the first quarter of 2008, the Company adopted SFAS No. 157, for financial assets and liabilities. SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the Company’s assumptions.

The Company’s population of financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value As of March 29	Fair Value Measurements Using Fair Value Hierarchy			Fair Value As of December 28,	Fair Value Measurements Using Fair Value Hierarchy
	2009	Level 1	Level 2	Level 3	2008	Level 1	Level 2	Level 3
Assets
Foreign currency derivatives	$4,579	$—	$4,579	$—	$5,346	$—	$5,346	$—

Total assets at fair value	$4,579	$—	$4,579	$—	$5,346	$—	$5,346	$—

Liabilities
Interest rate derivatives	$16,944	$—	$16,944	$—	$11,890	$—	$11,890	$—
Natural gas derivatives	952	—	952	—	288	—	288	—
Heating oil derivatives	33	—	33	—	—	—	—	—

Total liabilities at fair value	$17,929	$—	$17,929	$—	$12,178	$—	$12,178	$—

The fair values for interest rate, foreign currency and natural gas derivatives are based on observable market data.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

4.	Other Expense (Income), net

	Three months ended
	March 29, 2009	March 30, 2008
Other expense (income), net consists of:
Amortization of intangibles/other assets	$4,197	$4,796
Gain on litigation settlement	—	(10,010)
Royalty expense (income), net and other	—	33

Total other expense (income), net	$4,197	$(5,181)

Gain on litigation settlement – On April 17, 2008, the Company settled a lawsuit with R2 Top Hat, Ltd., relating to its claim against Aurora Foods Inc. (“Aurora”) which merged with the Company in March 2004. Under the settlement, the Company paid R2 Top Hat, Ltd. $10 million in full payment of its portion of the excess leverage fees related to the Aurora prepetition bank facility, all related interest and all other out-of-pocket costs. After this settlement, there are no remaining contingencies related to the excess leverage fees under the Aurora prepetition bank facility. Accordingly, the remaining $10.0 million accrued liability assumed in the merger with Aurora and fair valued at $20.1 million in the purchase price allocation for the Blackstone Transaction was reduced to $0 and the related credit, net of related expenses, was recorded in Other expense (income), net in the Consolidated Statement of Operations in the quarter ended March 30, 2008.

5.	Inventories

	March 29, 2009	December 28, 2008
Raw materials, containers and supplies	$40,406	$52,368
Finished product	127,473	141,469

	167,879	193,837
Reserves	(1,556)	(2,974)

Total	$166,323	$190,863

Reserves represent amounts necessary to adjust the carrying value of inventories to the lower of cost or net realizable value, including any costs to sell or dispose.

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

6.	Goodwill and Other Assets

Goodwill by segment is as follows:

	Dry Foods	Frozen Foods	Total
Balance, December 28, 2008 and March 29, 2009	$650,939	$343,228	$994,167

SFAS No. 141 “Business Combinations”, as subsequently amended by SFAS No. 141 (revised 2007) “Business Combinations” (SFAS No. 141(R)), requires that all business combinations be accounted for at fair value under the acquisition method of accounting SFAS No. 142, “Goodwill and Other Intangible Assets,” provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate.

The Blackstone Transaction was accounted for in accordance of SFAS No. 141 and resulted in $996,546 in goodwill for PFF, as of April 2, 2007, of which $652,434 was allocated to Dry Foods and $344,112 was allocated to Frozen Foods.

Other Assets, net

	March 29, 2009	December 28, 2008
Amortizable intangibles, net of accumulated amortization of $40,021 and $35,824, respectively	$135,450	$139,647
Deferred financing costs, net of accumulated amortization of $14,786 and $13,603, respectively	25,782	26,966
Notes receivable - Roskam Baking	1,350	—

Total	$162,582	$166,613

In fiscal 2007, the Blackstone Transaction was accounted for in accordance of SFAS No. 141, “Business Combinations,” and resulted in $175,471 in amortizable intangibles for PFF; $52,810 was allocated to recipes with a life of ten years and $122,661 was allocated to customer relationships with useful lives ranging between 7 and 40 years.

Amortization during the three months ended March 29, 2009 was $4,197. Estimated amortization expense for each of the next five years and thereafter is as follows: remainder of 2009 - $12,593, 2010 - $13,209, 2011 - $12,424, 2012 - $12,264, 2013 - $12,113 and thereafter - $72,847. Amortization during the three months ended March 30, 2008 was $4,796.

Deferred financing costs, which relate to the Senior Secured Credit Facility, Senior Notes and Senior Subordinated Notes entered into in connection with the Blackstone Transaction, amounted to $40,567. Amortization of the deferred financing costs during the three months ended March 29, 2009 and March 30, 2008 was $1,184 and $1,164, respectively.

In February 2009 the Company entered into an agreement with Roskam Baking, which will begin co-packing certain Duncan Hines products in April 2009. This agreement included a provision to loan Roskam $1,900, of which $550 is recorded on the Consolidated Balance Sheet in Other Current Assets and $1,350 is recorded in Other Assets, net. This loan will be paid back to Pinnacle based on cases produced and will be paid back in no longer than 5 years.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

7.	Debt and Interest Expense

	March 29, 2009	December 28, 2008
Short-term borrowings
- Revolving Credit Facility	$—	$26,000
- Notes payable	33	163

Total short-term borrowings	33	26,163

Long-term debt
- Senior secured credit facility - term loan	$1,231,250	$1,234,375
- 9.25% Senior notes	325,000	325,000
- 10.625% Senior subordinated notes	199,000	199,000
- Capital lease obligations	753	814

	1,756,003	1,759,189
Less: current portion of long-term obligations	12,754	12,750

Total long-term debt	$1,743,249	$1,746,439

Interest expense

	Three months ended March 29, 2009	Three months ended March 30, 2008
Third party interest expense	$22,934	$36,430
Related party interest expense	634	659
Amortization of debt acquisition costs	1,184	1,164
Amortization of deferred mark-to-market adjustment on terminated swap	1,312	—
Interest rate swap (gains) losses (Note 9)	3,546	673

	$29,610	$38,926

As part of the Blackstone Transaction as described in Note 1, Peak Finance LLC entered into a $1,375.0 million credit agreement (the “Senior Secured Credit Facility”) in the form of (i) Term Loans in an initial aggregate amount of $1,250.0 million and (ii) Revolving Credit Commitments in the initial aggregate amount of $125.0 million (the “Revolving Credit Facility”). Peak Finance LLC merged with and into PFF on April 2, 2007 at the closing of the Blackstone Transaction. The term loan matures April 2, 2014. The Revolving Credit Facility matures April 2, 2013. Borrowings outstanding under the Revolving Credit Facility as of December 28, 2008 totaled $26.0 million. There were no borrowings outstanding under the Revolving Credit Facility as of March 29, 2009.

Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings Inc. has a total commitment within the Revolving Credit Facility of $15.0 million and has not funded its portion on recent draws. The Company has no assurances that LCPI will participate in any future funding requests under the revolving credit facility. While the Company is exploring options to replace Lehman’s commitment within the facility, the Company cannot guarantee that it will be able to obtain such replacement loan commitments from other banks. However, based upon management’s projection of cash flows, the Company believes that it has sufficient liquidity to conduct its normal operations and does not believe that the potential reduction in available capacity under this revolving credit facility will have a material impact on its short-term or long-term liquidity.

The amount of the term loan that was owed to affiliates of the Blackstone Group as of March 29, 2009 and December 28, 2008, was $34,500 and $34,587, respectively.

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

The applicable margins with respect to the Company’s Senior Secured Credit Facility vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on the Company’s leverage ratio as defined in the credit agreement. The applicable margins with respect to the Senior Secured Credit Facility are currently:

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

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility. For the three months ended March 29, 2009 and March 30, 2008, the weighted average interest rate on the term loan was 3.33% and 7.49%, respectively. For the three months ended March 29, 2009 and March 30, 2008, the weighted average interest rate on the Revolving Credit Facility was 3.29% and 7.38%, respectively. As of March 29, 2009 and March 30, 2008, the Eurodollar interest rate on the term loan facility was 3.25% and 7.41%, respectively.

The Company pays a fee for all outstanding letters of credit drawn against its Revolving Credit Facility at an annual rate equivalent to the Applicable Margin then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility agreement cannot exceed $25,000. As of March 29, 2009 and December 28, 2008, the Company had utilized $10,813 and $15,181, respectively of the Revolving Credit Facility for letters of credit. As of March 29, 2009 there were no borrowings under the Revolving Credit Facility, so of the $125,000 Revolving Credit Facility available, the Company had an unused balance of $114,187 available for future borrowing and letters of credit. As of December 28, 2008 borrowings under the Revolving Credit Facility totaled $26,000, so of the $99,000 Revolving Credit Facility available, the Company had an unused balance of $83,819 available for future borrowing and letters of credit. The remaining amount that can be used for letters of credit as of March 29, 2009 and December 28, 2008 was $14,187 and $9,819, respectively. If the Company is unsuccessful in replacing the commitment from LCPI, the amount available for future borrowings and letters of credit as of March 29, 2009 and December 28, 2008 would be $99,187 and $68,819, respectively.

The term loan matures in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the term loan outstanding as of March 29, 2009 are $9.37 million in 2009, $12.5 million in 2010, $12.5 million in 2011, $12.5 million in 2012, $12.5 million in 2013 and $1,171.88 million thereafter.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

The estimated fair value of the Company’s long-term debt, including the current portion, as of March 29, 2009, is as follows:

	March 29, 2009
Issue	Recorded Amount	Fair Value
Senior secured credit facility - term loan	$1,231,250	$1,009,625
9.25% Senior notes	325,000	258,375
10.625% Senior subordinated notes	199,000	138,504

	$1,755,250	$1,406,504

The fair value is based on the quoted market price for such notes and borrowing rates currently available to the Company for loans with similar terms and maturities.

8.	Pension and Retirement Plans

As of March 29, 2009, the Company maintains a noncontributory defined benefit pension plan that covers eligible union employees at our Fayetteville, AR, Imlay City, MI and Millsboro, DE facilities (approximately 40% of all employees) and provides benefits generally based on years of service and employees’ compensation. The Company’s pension plan is funded in conformity with the funding requirements of applicable government regulations. The Company made contributions to the pension plan totaling $2.5 million in fiscal 2008, of which $0.2 million was paid in the first quarter of 2008. In fiscal 2009, the Company expects to make contributions of up to $8.6 million, of which $0.4 million was made in the first quarter.

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

Pension Benefits

	Three months ended
	March 29, 2009	March 30, 2008
Service cost	$451	$473
Interest cost	1,111	1,000
Expected return on assets	(774)	(1,079)
Amortization of:
prior service cost	35	—
loss	344	—

Net periodic benefit cost	$1,167	$394

Other Postretirement Benefits

	Three months ended
	March 29, 2009	March 30, 2008
Service cost	$—	$2
Interest cost	5	16
Amortization of:
Net actuarial gain	(11)	—

Net periodic benefit cost	$(6)	$18

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

9.	Financial Instruments

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates, foreign exchange rates or commodity prices.

The Company manages interest rate risk based on the varying circumstances of anticipated borrowings and existing variable and fixed rate debt, including the Company’s revolving line of credit. Examples of interest rate management strategies include capping interest rates using targeted interest cost benchmarks, hedging portions of the total amount of debt, or hedging a period of months and not always hedging to maturity, and at other times locking in rates to fix interests costs.

Certain parts of the Company’s foreign operations in Canada expose the Company to fluctuations in foreign exchange rates. The Company’s goal is to reduce its exposure to such foreign exchange risks on its foreign currency cash flows and fair value fluctuations on recognized foreign currency denominated assets, liabilities and unrecognized firm commitments to acceptable levels primarily through the use of foreign exchange-related derivative financial instruments. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. dollar.

The Company purchases raw materials in quantities expected to be used in a reasonable period of time in the normal course of business. The Company generally enters into agreements for either spot market delivery or forward delivery. The prices paid in the forward delivery contracts are generally fixed, but may also be variable within a capped or collared price range. Forward derivative contracts on certain commodities are entered into to manage the price risk associated with forecasted purchases of materials used in the Company’s manufacturing process.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

As of March 29, 2009 the Company had the following interest rate swaps (in aggregate) that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notational Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	6	$768,498	1.54% -3.33%	USD-LIBOR-BBA	Oct 2008 - Feb 2009	Apr 2011 - June 2012

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive (loss) income (“AOCI”) on the Consolidated Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the quarter ended March 29, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly as Interest expense on the Consolidated Statement of Operations. There was no hedge ineffectiveness on interest rate cash flow hedges recognized in the three months ended March 29, 2009.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Due to the counterparty bank declaring bankruptcy in October 2008, the Company discontinued prospectively the hedge accounting on its interest rate derivatives with Lehman Brothers Speciality Financing on the bankruptcy date as those hedging relationships no longer met the strict hedge accounting requirements of SFAS No. 133. The Company terminated these positions during the fourth quarter of 2008. In accordance with Derivatives Implementation Group (DIG) Issue No. G3, the Company continues to report the net gain or loss related to the discontinued cash flow hedge in AOCI and is expected to be reclassified into earnings during the original contractual terms of the derivative agreements as the hedged interest payments are expected to occur as forecasted. During the twelve months ending March 28, 2010, the Company estimates that an additional $14,141 will be reclassified as an increase to Interest expense.

Cash Flow Hedges of Foreign Exchange Risk

The Company’s operations in Canada have exposed the Company to changes in the USD-CAD foreign exchange rate. From time to time, the Company’s Canadian subsidiary purchases inventory denominated in USD, a currency other than their functional currency. The subsidiary sells that inventory in Canadian dollars. The subsidiary uses forward agreements to manage its exposure to fluctuations in the USD-CAD exchange rate. Currency forward agreements involve fixing the USD-CAD exchange rate for delivery of a specified amount of foreign currency on a specified date.

As of March 29, 2009, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notational Sold in Aggregate	Notational Purchased in Aggregate	CAD to USD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	18	$23,245 CAD	$23,443 USD	.969-1.007	Oct 2007	May 2009 - Dec 2009

The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI on the Consolidated Balance Sheet and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, are recognized directly in Cost of products sold on the Consolidated Statement of Operations. No hedge ineffectiveness on foreign exchange cash flow hedges was recognized in the quarter ended March 29, 2009.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Non-designated Hedges of Commodity Risk

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the strict hedge accounting requirements of SFAS No. 133. From time to time, the Company enters into natural gas commodity forward contracts to fix the price of natural gas and heating oil purchases at a future delivery date. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in Cost of products sold on the Consolidated Statement of Operations.

As of March 29, 2009, the Company had the following natural gas swaps (in aggregate) and heating oil swaps that were not designated as hedges in qualifying hedging relationships:

Product	Number of Instruments	Notational Amount	Price	Trade Dates	Maturity Dates
Natural Gas Swap	7	24,000 - 150,000 MMBTU’s	$6.23 - $6.75 per MMBTU	Nov - Dec 2008	Mar - Oct 2009
Heating Oil Swap	1	9,000 BBL’s	$45.15 per BBL	Mar 2009	Dec 2009

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 29, 2009.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133
Interest Rate Swaps		$—	Other long-term liabilities	$16,944
CAD Forward	Other current assets	4,579		—

Total derivatives designated as hedging instruments as of March 29, 2009		$4,579		$16,944

Derivatives not designated as hedging instruments under SFAS No. 133
Natural Gas Swaps		—	Accrued liabilities	952
Heating Oil Swaps		—	Accrued liabilities	33

Total derivatives not designated as hedging instruments as of March 29, 2009		$—		$985

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 29, 2009.

Tabular Disclosure of the Effect of Derivative Instruments for the Fiscal Year Ended March 29, 2009

Gain/(Loss)
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Recognized in AOCI on Derivative (Effective Portion), net of tax	Effective portion reclassified from AOCI to:	Reclassified from AOCI into Earnings (Effective Portion)	Ineffective portion reclassified from AOCI to:	Recognized in Earnings on Derivative (Ineffective Portion)
Interest Rate Swaps	$(8,599)	Interest expense	$(4,857)	Interest expense	$—
CAD Forward	378	Cost of products sold	1,143	Cost of products sold	—

Balance, at March 29, 2009	$(8,221)		$(3,714)		$—

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133	Recognized in Earnings on:	Recognized in Earnings on Derivative
Natural Gas Swaps	Cost of products sold	$(1,088)
Heating Oil Swaps	Cost of products sold	(33)

Balance, at March 29, 2009		$(1,121)

Credit-risk-related Contingent Features

The Company has an agreement with Barclays that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of March 29, 2009, the fair value of derivatives in a net liability position related to these agreements was $23,404, which includes accrued interest of $1,114 but excludes any adjustment for nonperformance risk of $5,346. As of March 29, 2009, the Company has not posted any collateral related to these agreements. If the Company breached any of these provisions, it could be required to settle its obligations under the agreements at their termination value of $23,404.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

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

No single item individually or all in aggregate are material.

11.	Related Party Transactions

Advisory Agreement

At the closing of the Blackstone Transaction, the Company entered into an advisory agreement with an affiliate of The Blackstone Group pursuant to which such entity or its affiliates provide certain strategic and structuring advice and assistance to us. In addition, under this agreement, affiliates of The Blackstone Group provide certain monitoring, advisory and consulting services to the Company for an aggregate annual management fee equal to $2,500 for the year ended December 2007, and the greater of $2,500 or 1.0% of Consolidated EBITDA (as defined in the credit agreement governing the Company’s Senior Secured Credit Facility) for each year thereafter. Affiliates of Blackstone received reimbursement for out-of-pocket expenses incurred by them in connection with the Blackstone Transaction prior to the closing date and in connection with the provision of services pursuant to the agreement of merger. Expenses relating to the management fee were $625 in both the three months ended March 29, 2009 and the three months ended March 30, 2008. In addition, the Company reimbursed the Blackstone group out-of-pocket expenses totaling $20 in the three months ended March 29, 2009.

Supplier Costs

Graham Packaging, which is owned by affiliates of the Blackstone Group, supplies packaging for some of the Company’s products. Purchases from Graham Packaging were $1,715 and $3,490 for the three months ended March 29, 2009 and the three months ended March 30, 2008, respectively.

Customer Purchases

Performance Food Group, which is owned by affiliates of the Blackstone Group, is a food service supplier that purchases products from the Company. Sales to Performance Food Group were $1,395 and $1,158 in the three months ended March 29, 2009 and the three months ended March 30, 2008, respectively.

Debt and Interest Expense

For the three months ended March 29, 2009 and March 30, 2008, fees and interest expense recognized in the Consolidated Statement of Operations for debt to the related party Blackstone Advisors L.P. totaled $634 and $659, respectively.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

12.	Segments

The Company’s products and operations are managed and reported in two operating segments. The dry foods segment consists of the following reporting units: baking (Duncan Hines®), condiments (Vlasic®, Open Pit®), syrups (Mrs. Butterworth’s® and Log Cabin®) and canned meat (Armour®). The frozen foods segment consists of the following reporting units: frozen dinners and entrees (Hungry-Man®, Swanson®), frozen seafood (Van de Kamp’s®, Mrs. Paul’s®), frozen breakfast (Aunt Jemima®), bagels (Lender’s®), and frozen pizza (Celeste®). Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management, finance and legal functions and, in 2008, the gain on litigation settlement.

	Three months ended
	March 29, 2009	March 30, 2008
SEGMENT INFORMATION
Net sales
Dry foods	$233,388	$196,703
Frozen foods	194,020	165,468

Total	$427,408	$362,171

Earnings (loss) before interest and taxes
Dry foods	$31,521	$32,520
Frozen foods	$6,394	$1,087
Unallocated corporate expenses	(3,591)	6,087

Total	$34,324	$39,694

Depreciation and amortization
Dry foods	$7,081	$6,995
Frozen foods	7,506	7,530

Total	$14,587	$14,525

Capital expenditures
Dry foods	$4,404	$2,239
Frozen foods	8,454	2,790

Total	$12,858	$5,029

GEOGRAPHIC INFORMATION
Net sales
United States	$424,751	$352,462
Canada	15,262	17,215
Intercompany	(12,605)	(7,506)

Total	$427,408	$362,171

	March 29, 2009	December 28, 2008
Segment Information
Total assets
Dry foods	$1,724,841	$1,733,148
Frozen foods	905,769	895,408
Corporate	3,683	3,644

Total	$2,634,293	$2,632,200

Geographic Information
Long-lived assets
United States	$263,226	$260,758
Canada	39	40

Total	$263,265	$260,798

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

13.	Income Taxes

The Company’s liability for unrecognized tax benefits (“UTB”) as of March 29, 2009 is $484. The amount, if recognized, that would impact the effective tax rate as of March 29, 2009 was $484. The entire amount of the liability for UTB is recognized in Other long-term liabilities on Consolidated Balance Sheets. Certain statutes of limitation may expire within the next twelve months that could cause a decrease in the UTB liability of approximately $73. The decrease, if realized, would be recorded as a benefit to the provision for income taxes.

14.	Recently Issued Accounting Pronouncements

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

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP No. 141R-1). FSP No. 141R-1 amends and clarifies SFAS No. 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this standard will have an impact on the Company’s accounting for future business combinations on a prospective basis once adopted; however, the materiality of that impact cannot be determined.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No. 160). This statement is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net earnings attributable to the noncontrolling interest will be included in consolidated net earnings on the face of the statement of operations. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This statement has not had any impact on the reporting of the Company’s financial position or the results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”— an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about derivative and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this statement in the first quarter of 2009 and has included enhanced disclosure in Note 9.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (FSP No. 157-4). FSP No. 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating this new standard and anticipates that the statement will not have a material impact on the Company’s consolidated financial position or results of operations.

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-07, “Accounting for Defensive Intangible Assets” (EITF No. 08-7). EITF No. 08-7 provides guidance for accounting for defensive intangible assets subsequent to their acquisition in accordance with SFAS No. 141R and SFAS No. 157 including the estimated useful life that should be assigned to such assets. EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP No. 132(R)-1). FSP No. 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP No. 132(R)-1 is effective for fiscal years ending after December 15, 2009. The implementation of this standard will not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP No. FAS 107-1 and APB No. 28-1). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS No. 107) to require disclosure of the fair value of financial instruments in interim financial statements as well as annual financial statements. The adoption of these pronouncements will have no impact to the Company as we already provide these disclosures in our interim financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary-Impairments” (FSP No. FAS 115-2 and FAS 124-2). These pronouncements incorporate impairment guidance for debt securities from various sources of authoritative literature and clarifies the interaction of the factors that should be considered when applied prospectively beginning in the second quarter of 2009. They are not expected to have a material impact to the Company’s consolidated financial position or results of operations.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

15.	Guarantor and Nonguarantor Statements

In connection with the Blackstone Transaction described in Note 1 and as a part of the related financings, the Company issued $325 million of 9.25% Senior Notes and $250 million ($199 million outstanding as of March 29, 2009) of 10.625% Senior Subordinated Notes in private placements pursuant to Rule 144A and Regulation S.

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

The following consolidating financial information presents:

(1)	(a) Consolidating balance sheets as of March 29, 2009 and December 28, 2008.

(b) The related consolidating statements of operations for the Company, all guarantor subsidiaries and the non- guarantor subsidiary for the following:

i.	Three months ended March 29, 2009.

ii.	Three months ended March 30, 2008.

(c) The related consolidating statements of cash flows for the Company, all guarantor subsidiaries and the non-guarantor subsidiary for the following:

i.	Three months ended March 29, 2009.

ii.	Three months ended March 30, 2008.

(2)	Elimination entries necessary to consolidate the Company with its guarantor subsidiaries and non-guarantor subsidiary.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidated Balance Sheet

March 29, 2009

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$4,980	$3,203	$—	$8,183
Accounts receivable, net	—	109,936	4,918	—	114,854
Intercompany accounts receivable	—	49,742	107	(49,849)	—
Inventories, net	—	162,029	4,294	—	166,323
Other current assets	4,579	5,343	1,201	—	11,123
Deferred tax assets	—	3,684	—	—	3,684

Total current assets	4,579	335,714	13,723	(49,849)	304,167
Plant assets, net	—	263,226	39	—	263,265
Investment in subsidiaries	1,363,216	4,799	—	(1,368,015)	—
Intercompany note receivable	757,022	—	—	(757,022)	—
Tradenames	—	910,112	—	—	910,112
Other assets, net	25,781	136,801	—	—	162,582
Goodwill	—	994,167	—	—	994,167

Total assets	$2,150,598	$2,644,819	$13,762	$(2,174,886)	$2,634,293

Current liabilities:
Short-term borrowings	$—	$33	$—	$—	$33
Current portion of long-term obligations	12,500	254	—	—	12,754
Accounts payable	—	81,964	2,275	—	84,239
Intercompany accounts payable	46,683	—	3,166	(49,849)	—
Accrued trade marketing expense	—	29,242	3,135	—	32,377
Accrued liabilities	31,268	44,766	387	—	76,421
Accrued income taxes	—	62	—	—	62

Total current liabilities	90,451	156,321	8,963	(49,849)	205,886
Long-term debt	1,742,750	499	—	—	1,743,249
Intercompany note payable	—	757,022	—	(757,022)	—
Pension and other postretirement benefits	—	37,637	—	—	37,637
Other long-term liabilities	16,944	3,898	—	—	20,842
Deferred tax liabilities	—	326,226	—	—	326,226

Total liabilities	1,850,145	1,281,603	8,963	(806,871)	2,333,840
Commitments and contingencies	—	—	—	—	—
Shareholder’s equity:
Pinnacle Common Stock, $.01 par value	—	—	—	—	—
Additional paid-in-capital	427,550	1,284,155	2,324	(1,286,479)	427,550
Accumulated other comprehensive (loss) income	(47,707)	(26,366)	(1,242)	27,608	(47,707)
(Accumulated deficit) Retained earnings	(79,390)	105,427	3,717	(109,144)	(79,390)

Total shareholder’s equity	300,453	1,363,216	4,799	(1,368,015)	300,453

Total liabilities and shareholder’s equity	$2,150,598	$2,644,819	$13,762	$(2,174,886)	$2,634,293

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidated Balance Sheet

December 28, 2008

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$2,257	$2,004	$—	$4,261
Accounts receivable, net	—	86,860	5,311	—	92,171
Intercompany accounts receivable	—	166,077	761	(166,838)	—
Inventories, net	—	186,197	4,666	—	190,863
Other current assets	5,346	3,839	386	—	9,571
Deferred tax assets	—	3,644	—	—	3,644

Total current assets	5,346	448,874	13,128	(166,838)	300,510
Plant assets, net	—	260,758	40	—	260,798
Investment in subsidiaries	1,342,914	6,788	—	(1,349,702)	—
Intercompany note receivable	923,478	—	—	(923,478)	—
Tradenames	—	910,112	—	—	910,112
Other assets, net	26,964	139,649	—	—	166,613
Goodwill	—	994,167	—	—	994,167

Total assets	$2,298,702	$2,760,348	$13,168	$(2,440,018)	$2,632,200

Current liabilities:
Short-term borrowings	$26,000	$163	$—	$—	$26,163
Current portion of long-term obligations	12,500	250	—	—	12,750
Accounts payable	—	65,220	1,731	—	66,951
Intercompany accounts payable	166,456	—	382	(166,838)	—
Accrued trade marketing expense	—	29,203	4,090	—	33,293
Accrued liabilities	28,408	40,427	177	—	69,012
Accrued income taxes	—	20	—	—	20

Total current liabilities	233,364	135,283	6,380	(166,838)	208,189
Long-term debt	1,745,875	564	—	—	1,746,439
Intercompany note payable	—	923,478	—	(923,478)	—
Pension and other postretirement benefits	—	36,869	—	—	36,869
Other long-term liabilities	11,890	2,539	—	—	14,429
Deferred tax liabilities	—	318,701	—	—	318,701

Total liabilities	1,991,129	1,417,434	6,380	(1,090,316)	2,324,627
Commitments and contingencies					—
Shareholder’s equity:
Pinnacle Common Stock, $.01 par value
Additional paid-in-capital	427,323	1,284,155	2,324	(1,286,479)	427,323
Accumulated other comprehensive (loss) income	(42,460)	(25,627)	(503)	26,130	(42,460)
(Accumulated deficit) Retained earnings	(77,290)	84,386	4,967	(89,353)	(77,290)

Total shareholder’s equity	307,573	1,342,914	6,788	(1,349,702)	307,573

Total liabilities and shareholder’s equity	$2,298,702	$2,760,348	$13,168	$(2,440,018)	$2,632,200

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidated Statement of Operations

For the three months ended March 29, 2009

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$—	$424,751	$15,262	$(12,605)	$427,408
Cost of products sold	35	337,798	14,592	(12,432)	339,993

Gross profit	(35)	86,953	670	(173)	87,415
Operating expenses
Marketing and selling expenses	47	32,431	1,877	—	34,355
Administrative expenses	802	12,233	494	—	13,529
Research and development expenses	5	1,005	—	—	1,010
Intercompany royalties	—	—	15	(15)	—
Intercompany technical service fees	—	—	158	(158)	—
Other expense (income), net	—	4,197	—	—	4,197
Equity in (earnings) loss of investees	(21,041)	1,250	—	19,791	—

Total operating expenses	(20,187)	51,116	2,544	19,618	53,091

Earnings (loss) before interest and taxes	20,152	35,837	(1,874)	(19,791)	34,324
Intercompany interest (income) expense	(7,470)	7,470	—	—	—
Interest expense	29,722	(112)	—	—	29,610
Interest income	—	1	3	—	4

(Loss) Earnings before income taxes	(2,100)	28,480	(1,871)	(19,791)	4,718
Provision for income taxes	—	7,439	(621)	—	6,818

Net (loss) earnings	$(2,100)	$21,041	$(1,250)	$(19,791)	$(2,100)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidated Statement of Operations

For the three months ended March 30, 2008

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$—	$352,462	$17,215	$(7,506)	$362,171
Cost of products sold	—	281,492	12,571	(7,308)	286,755

Gross profit	—	70,970	4,644	(198)	75,416
Operating expenses
Marketing and selling expenses	—	25,867	1,819	—	27,686
Administrative expenses	713	10,877	682	—	12,272
Research and development expenses	—	945	—	—	945
Intercompany royalties	—	—	18	(18)	—
Intercompany technical service fees	—	—	180	(180)	—
Other expense (income), net	—	(5,181)	—	—	(5,181)
Equity in (earnings) loss of investees	(14,590)	(1,306)	—	15,896	—

Total operating expenses	(13,877)	31,202	2,699	15,698	35,722

Earnings before interest and taxes	13,877	39,768	1,945	(15,896)	39,694
Intercompany interest (income) expense	(17,461)	17,461	—	—	—
Interest expense	38,685	241	—	—	38,926
Interest income	—	127	17	—	144

(Loss) Earnings before income taxes	(7,347)	22,193	1,962	(15,896)	912
Provision for income taxes	—	7,603	656	—	8,259

Net (loss) earnings	$(7,347)	$14,590	$1,306	$(15,896)	$(7,347)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Cash Flows

For the three months ended March 29, 2009

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net (loss) earnings from operations	$(2,100)	$21,041	$(1,250)	$(19,791)	$(2,100)
Non-cash charges (credits) to net (loss)
Depreciation and amortization	—	14,584	3	—	14,587
Amortization of debt acquisition costs	1,184	—	—	—	1,184
Amortization of deferred mark-to-market adjustment on terminated swaps	1,312	—	—	—	1,312
Change in value of financial instruments	—	697	—	—	697
Equity in loss (earnings) of investees	(21,041)	1,250	—	19,791	—
Stock-based compensation charges	—	227	—	—	227
Postretirement healthcare benefits	—	(6)	—	—	(6)
Pension expense	—	740	—	—	740
Other assets	—	(1,350)	—	—	(1,350)
Other long-term liabilities	—	1,360	—	—	1,360
Deferred income taxes	—	7,486	—	—	7,486
Changes in working capital, net of acquisition
Accounts receivable	—	(23,075)	328	—	(22,747)
Intercompany accounts receivable/payable	(121,419)	117,986	3,433	—	—
Inventories	—	23,696	315	—	24,011
Accrued trade marketing expense	—	39	(905)	—	(866)
Accounts payable	—	14,843	2,275	—	17,118
Accrued liabilities	3,966	4,980	(2,156)	—	6,790
Other current assets	767	(2,270)	(820)	—	(2,323)

Net cash provided by operating activities	(137,331)	182,228	1,223	—	46,120

Cash flows from investing activities
Capital expenditures	—	(12,858)	—	—	(12,858)

Net cash used in investing activities	—	(12,858)	—	—	(12,858)

Cash flows from financing activities
Repayment of capital lease obligations	—	(61)	—	—	(61)
Repayments of notes payable	—	(130)	—	—	(130)
Repayments of intercompany loans	166,456	(166,456)			—
Borrowings under revolving credit facility	12,584	—	—	—	12,584
Repayments of revolving credit facility	(38,584)	—	—	—	(38,584)
Repayments of long term obligations	(3,125)	—	—	—	(3,125)

Net cash used in financing activities	137,331	(166,647)	—	—	(29,316)

Effect of exchange rate changes on cash	—	—	(24)	—	(24)
					—
Net change in cash and cash equivalents	—	2,723	1,199	—	3,922
Cash and cash equivalents - beginning of period	—	2,257	2,004	—	4,261

Cash and cash equivalents - end of period	$—	$4,980	$3,203	$—	$8,183

Supplemental disclosures of cash flow information:
Interest paid	$23,273	$43	$—	$—	$23,316
Interest received	—	1	3	—	4
Income taxes paid	—	14	187	—	201

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Cash Flows

For the three months ended March 30, 2008

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net (loss) earnings from operations	$(7,347)	$14,590	$1,306	$(15,896)	$(7,347)
Non-cash charges (credits) to net (loss) earnings
Depreciation and amortization	—	14,521	4	—	14,525
Gain on litigation settlement	—	(10,010)	—	—	(10,010)
Amortization of debt acquisition costs	1,164	—	—	—	1,164
Change in value of financial instruments	—	(1,719)	—	—	(1,719)
Equity in loss (earnings) of investees	(14,590)	(1,306)	—	15,896	—
Stock-based compensation charges	—	250	—	—	250
Postretirement healthcare benefits	—	18	—	—	18
Pension expense	—	243	—	—	243
Other long-term liabilities	—	254	—	—	254
Deferred income taxes	—	7,499	—	—	7,499
Changes in working capital, net of acquisition					—
Accounts receivable	654	2,471	822	—	3,947
Intercompany accounts receivable/payable	33,235	(31,687)	(1,548)	—	—
Inventories	—	14,425	451	—	14,876
Accrued trade marketing expense	—	9,856	(265)	—	9,591
Accounts payable	—	2,735	(298)	—	2,437
Accrued liabilities	(8,971)	16,194	(183)	—	7,040
Other current assets	(304)	(205)	132	—	(377)

Net cash provided by operating activities	3,841	38,129	421	—	42,391

Cash flows from investing activities
Capital expenditures	—	(5,029)	—	—	(5,029)

Net cash used in investing activities	—	(5,029)	—	—	(5,029)

Cash flows from financing activities
Repayment of capital lease obligations	—	(59)	—	—	(59)
Reduction of equity contributions	(52)	—	—	—	(52)
Debt acquisition costs	(664)	—	—	—	(664)
Repayments of notes payable	—	(769)	—	—	(769)
Intercompany loans	—	—	—	—	—
Repayments of long term obligations	(3,125)	—	—	—	(3,125)

Net cash used in financing activities	(3,841)	(828)	—	—	(4,669)

Effect of exchange rate changes on cash	—	—	(28)	—	(28)
					—
Net change in cash and cash equivalents	—	32,272	393	—	32,665
Cash and cash equivalents - beginning of period	—	5,297	702	—	5,999

Cash and cash equivalents - end of period	$—	$37,569	$1,095	$—	$38,664

Supplemental disclosures of cash flow information:
Interest paid	$25,881	$41	$—	$—	$25,922
Interest received	—	127	17	—	144
Income taxes paid	—	5	2,554	—	2,559

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions, except where noted)

You should read the following discussion of our results of operations and financial condition together with the “Selected Financial Data” and the audited consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 28, 2008. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Item 1A: Risk Factors” section of our annual report on Form 10-K for the year ended December 28, 2008. Actual results may differ materially from those contained in any forward-looking statements.

Overview

We are a leading producer, marketer and distributor of high quality, branded food products, the results of which are managed and reported in two operating segments: dry foods and frozen foods. The dry foods segment consists of the following product lines (brands): baking (Duncan Hines®), condiments (Vlasic®, Open Pit®), syrup (Mrs. Butterworth’s® and Log Cabin®) and canned meat (Armour®). The frozen foods segment consists of the following product lines (brands): frozen dinners (Hungry-Man®, Swanson®), frozen prepared seafood (Van de Kamp’s® and Mrs. Paul’s®), frozen breakfast (Aunt Jemima®), bagels (Lender’s®), and frozen pizza (Celeste®).

Business Drivers and Measures

In operating our business and monitoring its performance, we pay attention to trends in the food manufacturing industry and a number of performance measures and operational factors. This discussion includes forward-looking statements that are based on our current expectations.

Industry Factors

Our industry is characterized by the following general trends:

•

Industry Growth. Growth in our industry is driven primarily by population and modest product selling price increases; however, price increases which accelerated in 2008 were offset by increased commodity costs. Incremental growth is principally driven by product, packaging and process innovation.

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

•

Consumer Tastes and Trends. Consumer trends, such as changing health trends and focus on convenience and products tailored for busy lifestyles, present both opportunities and challenges for our business. In order to maintain and grow our business, we must react to these trends by offering products that respond to evolving consumer needs. In the current economic climate, consumers are looking for value alternatives, which has caused a shifting from traditional retail grocery to mass merchandisers and the value channel.

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

Cost Factors

Our important costs include the following:

•

Raw materials, such as sugar, cucumbers, flour (wheat), corn, soybean oils, dairy products, poultry, beef, pork and seafood, among others, are available from numerous independent suppliers but are subject to price fluctuations due to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, weather conditions and insects, among others. We experienced a significant increase in inflation in 2008, particularly in wheat, corn, edible oils and to a lesser extent, dairy products.

•

Packaging costs. Our broad array of products entails significant costs for packaging and is subject to fluctuations in the price of aluminum, glass jars, plastic trays, corrugated fiberboard and plastic packaging materials.

•

Freight and distribution. We use a combination of common carriers and inter-modal rail to transport our products from our manufacturing facilities to distribution centers and to deliver products to retailers from both those centers and directly from our manufacturing plants. Our freight and distribution costs are influenced by fuel costs.

•

Advertising and other marketing expenses. We record expenses related to advertising and other consumer and trade-oriented marketing programs under “Marketing and selling expenses” in our consolidated financial statements. A key strategy is to continue to invest in marketing that builds our iconic brands, and in 2009 we expect increased marketing spending versus 2008.

We give detailed information on these factors below under “—Results of Operations.”

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

•

Cash Taxes. We have significant tax-deductible intangible asset amortization and federal and state net operating losses, which we believe will result in minimal federal and state cash taxes in the next several years. We expect to continue to record federal and state non-cash provisions for deferred income taxes in the future.

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

We give detailed information on these factors below under “—Results of Operations.”

Seasonality

We experience seasonality in our sales and cash flows. Sales of frozen foods, including seafood, tend to be marginally higher during the winter months. Sales of pickles, relishes and barbecue sauces tend to be higher in the spring and summer months, demand for Duncan Hines products tends to be higher around the Easter, Thanksgiving and Christmas holidays, and sales of our Armour products tend to fluctuate during the summer months due to hurricane activity. We pack the majority of our pickles during a season extending from May through September and also increase our Duncan Hines inventories at that time in advance of the selling season. As a result, our inventory levels are higher during August, September and October, and thus we require more working capital during those months. We are a seasonal net user of cash in the third quarter of the calendar year, which may require us to draw on the revolving credit commitments under our senior credit facilities.

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

The following table reconciles shipments to net sales for the total company, the dry foods segment and the frozen foods segment for the three months ended March 29, 2009 and the three months ended March 30, 2008.

	Total		Dry Foods		Frozen Foods
	Three months Ended March 29, 2009	Three months Ended March 30, 2008	Three months Ended March 29, 2009	Three months Ended March 30, 2008	Three months Ended March 29, 2009	Three months Ended March 30, 2008
Shipments	$560.9	$489.8	$290.6	$250.0	$270.3	$239.8
Less: Aggregate trade marketing and consumer coupon redemption expenses	130.1	118.8	56.2	52.6	73.9	66.2
Less: Slotting expense	3.4	8.8	1.0	0.7	2.4	8.1

Net sales	$427.4	$362.2	$233.4	$196.7	$194.0	$165.5

Consolidated statements of operations

The following tables set forth statement of operations data expressed in dollars and as a percentage of net sales.

	Thrree months ended
	March 29, 2009		March 30, 2008
Net sales	$427.4	100.0%	$362.2	100.0%
Cost of products sold	340.0	79.6%	286.8	79.2%

Gross profit	87.4	20.4%	75.4	20.8%
Operating expenses:
Marketing and selling expenses	34.4	8.0%	27.7	7.6%
Administrative expenses	13.5	3.2%	12.3	3.4%
Research and development expenses	1.0	0.2%	0.9	0.2%
Other expense (income), net	4.2	1.0%	(5.2)	-1.4%

Total operating expenses	$53.1	12.4%	$35.7	9.9%

Earnings before interest and taxes	$34.3	8.0%	$39.7	11.0%

	Three months ended
	March 29, 2009	March 30, 2008
Net sales
Dry foods	$233.4	$196.7
Frozen foods	194.0	165.5

Total	$427.4	$362.2

Earnings before interest and taxes
Dry foods	$31.5	$32.5
Frozen foods	6.4	1.1
Unallocated corporate expenses	(3.6)	6.1

Total	$34.3	$39.7

Depreciation and amortization
Dry foods	$7.1	$7.0
Frozen foods	7.5	7.5

Total	$14.6	$14.5

Three months ended March 29, 2009 compared to three months ended March 30, 2008

Net sales. Shipments in the three months ended March 29, 2009 were $560.9 million, an increase of $71.1 million, compared to shipments in the three months ended March 30, 2008 of $489.8 million. The $71.1 million increase in shipments includes a 6.2% weighted average selling price increase. Net sales in the three months ended March 29, 2009 were $427.4 million, an increase of $65.2 million or 18.0%, compared to net sales in the three months ended March 30, 2008 of $362.2 million. The increase in net sales was the result of an increase in shipments of $71.1 million less a $5.9 million increase in aggregate trade marketing and consumer coupon redemption expenses and slotting expenses. The 6.2% weighted average selling price increase combined with the lower rate of trade marketing and consumer coupon redemption expenses as a percentage of shipments results in an effective 7.8% weighted average net selling price increase. The stronger U.S. dollar versus the Canadian dollar reduced net sales by 1.1%.

Dry foods: Shipments in the three months ended March 29, 2009 were $290.6 million, an increase of $40.6 million. The increase was due to increases in sales of our Duncan Hines, private label, and Vlasic businesses. The $40.6 million increase in shipments includes a 5.2% weighted average selling price increase. Aggregate trade marketing and consumer coupon redemption expenses and slotting expenses increased $3.9 million. As a result, dry foods net sales increased $36.7 million, or 18.7%, for the three months ended March 29, 2009. The 5.2% weighted average selling price increase combined with the lower rate of trade marketing and consumer coupon redemption expenses as a percentage of shipments results in an effective 7.7% weighted average net selling price increase. The stronger U.S. dollar reduced net sales by 0.6%.

Frozen foods: Shipments in the three months ended March 29, 2009 were $270.3 million, an increase of $30.5 million. The $30.5 million increase in shipments is inclusive of a 7.3% weighted average selling price increase. The change was mainly driven by increases in sales of our Seafood, Hungry-Man, and Lenders businesses. Aggregate trade and consumer coupon redemption expenses and slotting expenses increased $2.0 million in the three months ended March 29, 2009. As a result, frozen foods net sales increased $28.5 million, or 17.2%, for the three months ended March 29, 2009. The 7.3% weighted average selling price increase combined with the lower rate of trade marketing and consumer coupon redemption expenses as a percentage of shipments results in an effective 7.6% weighted average net selling price increase. The stronger U.S. dollar reduced net sales by 1.6%.

Gross profit. Gross profit was $87.4 million, or 20.4% of net sales in the three months ended March 29, 2009, versus gross profit of $75.4 million, or 20.8% of net sales in the three months ended March 30, 2008. The principal driver of the decreased gross profit as a percent of net sales was higher raw material commodity costs (principally wheat, corn, and edible oils, and to a lesser extent, proteins), in excess of selling price increases, and to a lesser extent, a higher cost mix, which reduced gross margin by 4.4 percentage points. Somewhat offsetting this 4.4 percentage point decrease was a reduced rate of aggregate trade marketing (including slotting) and consumer coupon redemption expenses that are classified as reductions to net sales. The change in these costs accounted for 2.4 percentage points of higher gross profit in 2008. Additionally, reduced freight and distribution expenses accounted for a 1.6 percentage point improvement.

Marketing and selling expenses. Marketing and selling expenses were $34.4 million, or 8.0% of net sales, in the three months ended March 29, 2009 compared to $27.7 million, or 7.6% of net sales, in the three months ended March 30, 2008. The increase was principally due to higher advertising expense of $4.9 million, primarily in our seafood and syrup businesses.

Administrative expenses. Administrative expenses were $13.5 million, or 3.2% of net sales, in the three months ended March 29, 2009 compared to $12.3 million, or 3.4% of net sales, in the three months ended March 30, 2008. The change was principally related to spending on additional capabilities, both in terms of headcount and outside services.

Research and development expenses. Research and development expenses were $1.0 million, or 0.2% of net sales, in the three months ended March 29, 2009 compared with $0.9 million, or 0.2% of net sales, in the three months ended March 30, 2008.

Other expense (income), net. The following table shows other expense (income), net:

	Three Months Ended
In Thousands	March 29, 2009	March 30, 2008
Other expense (income), net consists of:
Gain on litigation settlement	$—	$(10,010)
Amortization of intangibles/other assets	4,197	4,796
Royalty expense (income), net and other	—	33

Total other expense (income), net	$4,197	$(5,181)

In the three months ended March 30, 2008, we recorded the impact of the final settlement of litigation related to excess leverage fees incurred by Aurora under its credit agreement prior to its acquisition by us in 2004, resulting in a reduction of the accrued liability and a gain on litigation settlement of $10.0 million. Amortization was $4.2 million in the three months ended March 29, 2009 as compared to $4.8 million in the three months ended March 30, 2008.

Earnings before interest and taxes. Earnings before interest and taxes (EBIT) decreased $5.4 million to $34.3 million in the three months ended March 29, 2009 from $39.7 million in EBIT in the three months ended March 30, 2008. For the three months ended March 30, 2008, the unallocated corporate expenses include the $10.0 million gain on litigation settlement as described in other expense (income) above. This decrease in EBIT resulted from a $9.7 million increase in unallocated corporate expenses, a $1.0 million decrease in dry foods EBIT, and a $5.3 million increase in frozen foods EBIT.

Dry foods: Dry foods EBIT decreased $1.0 million in the three months ended March 29, 2009, to $31.5 million from $32.5 million in the three months ended March 30, 2008. The dry foods EBIT decrease of $1.0 million was principally driven by commodity cost increases impacting cost of products sold, offset somewhat by an 18.7% increase in net sales, which includes an $11.5 million impact of selling price increases on some of our brands.

Frozen foods: Frozen foods EBIT increased by $5.3 million in the three months ended March 29, 2009, to $6.4 million from $1.1 million in the three months ended March 30, 2008. The frozen foods EBIT increase of $5.3 million was principally driven by a 17.2% increase in net sales, which includes an $13.4 million impact of selling price increases on some of our brands, and lower slotting expense of $5.7 million, principally in our seafood and breakfast businesses, offset somewhat by commodity cost increases impacting cost of products sold.

Interest expense, net. Interest expense, net was $29.6 million in the three months ended March 29, 2009, compared to $38.8 million in the three months ended March 30, 2008.

Included in interest expense, net, for the three months ended March 29, 2009 is $1.3 million of amortization of the cumulative mark to market adjustment for an interest rate swap that was de-designated for swap accounting in the fourth quarter of 2008 and subsequently terminated. The counterparty to the interest rate swap was Lehman Brothers Special Financing (LBSF), a subsidiary of Lehman Brothers, and the hedge was de-designed for swap accounting at the time of LBSF’s bankruptcy filing. At that time of de-designation, the cumulative mark to market adjustment was $11.5 million. As of March 29, 2009, the remaining unamortized balance is $9.0 million.

Excluding the impact of the item in the previous paragraph, the decrease in interest expense, net, was $10.5 million, of which $9.9 million was attributable to lower interest rates on our bank borrowings, while $0.2 million of the decline was attributed to lower average bank debt levels and $0.4 million of other items. Included in the interest expense, net, amount was $3.5 million and $0.6 million for the three months ended March 29, 2009 and the three months ended March 30, 2008 respectively, recorded from losses on interest rate swap agreements, a net change of $2.9 million. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements are recorded as an adjustment to interest expense.

Provision for income taxes. The effective tax rate was 144.5% in the three months ended March 29, 2009, compared to 905.6% in the three months ended March 30, 2008. We maintain a full valuation allowance against net deferred tax assets excluding indefinite lived intangible assets, and the effective rate difference is primarily due to the change in the valuation allowance for the three-month period. Deferred tax liabilities are recognized for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets.

Under Internal Revenue Code Section 382, we are a loss corporation. Section 382 of the Code places limitations on our ability to use Aurora’s net operating loss carry-forward to offset our income. The annual net operating loss limitation is approximately $14 to 18 million subject to other rules and restrictions.

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

Statements of cash flows for the three months ended March 29, 2009 compared to three months ended March 30, 2008

Net cash provided by operating activities was $46.1 million and $42.4 million for the three months ended March 29, 2009 and March 30, 2008, respectively. Net cash provided by operating activities during the three months ended March 29, 2009 was the result of net earnings excluding non-cash charges and credits of $24.2 million and a decrease in working capital of $21.9 million. The decrease in working capital was primarily the result of a $24.0 million decrease in inventories that was due to the sell down of the seasonal build from December 2008 and a $17.1 million seasonal increase in accounts payable. The decrease in inventories and increase in accounts payable were offset by a $22.7 million increase in accounts receivable that relates to higher sales as well as the timing of when those sales occurred. The aging of accounts receivable has remained unchanged from December. All other working capital accounts generated $3.6 million in cash. Net cash provided by operating activities during the three months ended March 30, 2008 was the result of net earnings excluding non-cash cash charges and credits of $4.9 million and a decrease in working capital of $37.5 million. The decrease in working capital was primarily the result of a $14.9 million decrease in inventories that was due to the sell down of the seasonal build from December 2007, a $9.6 million increase in accrued trade marketing due to seasonal increases, including slotting and a $7.0 million increase in accrued liabilities due to principally to accrued interest. All other working capital accounts generated $6.0 million in cash.

Net cash used in investing activities was $12.9 million and $5.0 million for the three months ended March 29, 2009 and March 30, 2008, respectively, and related entirely to capital expenditures.

Net cash used by financing activities was $29.3 million during the three months ended March 29, 2009. The usage primarily related to $26.0 million in net repayments of our revolving credit facility and $3.1 million in repayments of the term loan. Net cash used by financing activities was $4.7 million during the three months ended March 30, 2008. The usage primarily related to $3.1 million in repayments of the term loan, $0.8 million in repayments of our notes payable and capital lease obligations and $0.7 million in debt acquisition costs.

The net of all activities resulted in an increase in cash of $3.9 million during the three months ended March 29, 2009 and a $32.7 million increase in cash during the three months ended March 30, 2008.

Debt

As part of the Blackstone Transaction as described in Note 1, Peak Finance LLC entered into a $1,375.0 million credit agreement (the “Senior Secured Credit Facility”) in the form of (i) Term Loans in an initial aggregate amount of $1,250.0 million and (ii) Revolving Credit Commitments in the initial aggregate amount of $125.0 million (the “Revolving Credit Facility”). The term loan matures April 2, 2014. The Revolving Credit Facility matures April 2, 2013. Borrowings outstanding under the Revolving Credit Facility as of December 28, 2008 totaled $26.0 million. There were no borrowings outstanding under the Revolving Credit Facility as of March 29, 2009.

Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings, has a total commitment within the Revolving Credit facility of $15.0 million and has not funded its portion on recent draws. We have no assurances that LCPI will participate in any future funding requests under the revolving credit facility. While we are exploring options to replace Lehman’s commitment within the facility, we cannot guarantee that we will be able to obtain such replacement loan commitments from other banks. However, based upon management’s projection of cash flows, we believe that we have sufficient liquidity to conduct our normal operations and do not believe that the potential reduction in available capacity under this revolving credit facility will have a material impact on our short-term or long-term liquidity.

The amount of the term loan that was owed to affiliates of the Blackstone Group as of March 29, 2009 and December 28, 2008, was $34.5 million and $34.6 million, respectively.

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

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility. For the three months ended March 29, 2009 and March 30, 2008, the weighted average interest rate on the term loan was 3.33% and 7.49%, respectively. For the three months ended March 29, 2009 and March 30, 2008, the weighted average interest rate on the Revolving Credit Facility was 3.29% and 7.38%, respectively. As of March 29, 2009 and March 30, 2008, the Eurodollar interest rate on the term loan facility was 3.25% and 7.41%, respectively.

We pay a fee for all outstanding letters of credit drawn against our Revolving Credit Facility at an annual rate equivalent to the Applicable Rate then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility agreement cannot exceed $25.0 million. As of March 29, 2009 and December 28, 2008, we had utilized $10.8 million and $15.2 million, respectively of the Revolving Credit Facility for letters of credit. As of March 29, 2009 there were no borrowing under the Revolving Credit Facility, so of the $125.0 million Revolving Credit Facility available, we had an unused balance of $114.2 million available for future borrowing and letters of credit. As of December 28, 2008 borrowings under the Revolving Credit Facility totaled $26.0 million, so of the $99.0 million Revolving Credit Facility available, we had an unused balance of $83.8 million available for future borrowing and letters of credit. The remaining amount that can be used for letters of credit as of March 29, 2009 and December 28, 2008 was $14.2 million and $9.8 million, respectively. If we are unsuccessful in replacing the commitment from LCPI, the amount available for future borrowings and letters of credit as of March 29, 2009 and December 28, 2008 would be $99.2 million and $68.8 million, respectively.

The term loan matures in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the term loan outstanding as of March 29, 2009 are $9.37 million in 2009, $12.5 million in 2010, $12.5 million in 2011, $12.5 million in 2012, $12.5 million in 2013 and $1,171.88 million thereafter.

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

The estimated fair value of our long-term debt, including the current portion, as of March 29, 2009, is as follows:

	March 29, 2009
Issue	Recorded Amount	Fair Value
Senior secured credit facility - term loan	$1,231.3	$1,009.7
9.25% Senior notes	325.0	258.4
10.625% Senior subordinated notes	199.0	138.5

	$1,755.3	$1,406.6

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

Consolidated EBITDA

Pursuant to the terms of the Senior Secured Credit Facility, if at any time there are borrowings outstanding under the revolving credit facility in an aggregate amount greater than $10.0 million, we are required to maintain a ratio of consolidated total senior secured debt to Consolidated EBITDA (defined below) for the most recently concluded four consecutive fiscal quarters (the “Senior Secured Leverage Ratio”) less than a ratio starting at a maximum of 7.00:1 at September 30, 2007 and stepping down over time to 4.00:1 on March 31, 2011. Consolidated total senior secured debt is defined under the Senior Secured Credit Facility as our aggregate consolidated secured indebtedness less the aggregate amount of all unrestricted cash and cash equivalents. In addition, under the Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio, in the case of the Senior Secured Credit Facility, or to the ratio of Consolidated EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters or the Senior Secured Leverage Ratio, in the case of the Senior Notes and the Senior Subordinated Notes.

Consolidated EBITDA is defined as earnings (loss) before interest expense, income taxes, depreciation and amortization (“EBITDA”), further adjusted to exclude non-cash items, non-recurring items and other adjustment items permitted in calculating covenant compliance under the Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants.

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

The following table provides a reconciliation from our net loss to EBITDA and Consolidated EBITDA for the three month periods ended March 29, 2009 and March 30, 2008 and the year ended December 28, 2008. The terms and related calculations are defined in the Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes.

	Three Months Ended March 29, 2009	Three Months Ended March 30, 2008	Year Ended December 28, 2008
Net loss	$(2,100)	$(7,347)	$(28,581)
Interest expense, net	29,606	38,782	152,961
Income tax expense	6,818	8,259	27,036
Depreciation and amortization expense	14,587	14,525	62,509

EBITDA (unaudited)	$48,911	$54,219	$213,925

Non-cash items (a)	924	(11,619)	3,776
Non-recurring items (b)	512	294	2,653
Other adjustment items (c)	644	624	2,606
Net cost savings projected to be realized as a result of initiatives taken (d)	293	1,472	9,002

Consolidated EBITDA (unaudited)	$51,284	$44,990	$231,962

Last twelve months Consolidated EBITDA (unaudited)	$238,256

(a)	Non-cash items are comprised of the following:

	Three Months Ended March 29, 2009	Three Months Ended March 30, 2008	Year Ended December 28, 2008
Non-cash compensation charges (1)	$227	$250	$806
Unrealized losses or (gains) resulting from hedging activities (2)	697	(1,859)	(2,142)
Impairment charges or asset write-offs (3)	—	—	15,100
Non-cash gain on litigation settlement (4)	—	(10,010)	(9,988)

Total non-cash items	$924	$(11,619)	$3,776

(1)	For fiscal 2008 and the three months ended March 30, 2008 and March 29, 2009, represents non-cash compensation charges related to the granting of equity awards.

(2)	For fiscal 2008 and the three months ended March 30, 2008 represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under natural gas and foreign exchange swap contacts. For the three months ended March 29, 2009 represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under natural gas and heating oil swap contacts.

(3)	For fiscal 2008, represents impairment charges for the Van de Kamp’s ($8.0 million), Mrs. Paul’s ($5.6 million), Lenders ($0.9 million) and Open Pit tradenames ($0.6 million).

(4)	For fiscal 2008 and the three months ended March 30, 2008, represents the excess of the accrued liability established in purchase accounting over the amount of the cash payment in the litigation settlement described in Note 4 to our consolidated financial statements.

(b)	Non-recurring items are comprised of the following:

	Three Months Ended March 29, 2009	Three Months Ended March 30, 2008	Year Ended December 28, 2008
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$218	$122	$671
Restructuring charges, integration costs and other business optimization expenses (2)	259	172	1,015
Employee severance	35	—	967

Total non-recurring items	$512	$294	$2,653

(1)	For fiscal 2008 and the three months ended March 30, 2008 and March 29, 2009, represents additional costs related to the Blackstone Transaction, primarily legal fees.

(2)	For the three months ended March 30, 2008, represents expenses incurred to reconfigure the freezer space in our Mattoon warehouse. For the three months ended March 29, 2009 represents consultant expense incurred to execute labor and yield savings in our plants. For fiscal 2008, represents both the configuration of freezer space in our Mattoon warehouse, as well as consultant expense incurred to execute labor and yield savings in our plants.

(c)	Other adjustment items are comprised of the following:

	Three Months Ended March 29, 2009	Three Months Ended March 30, 2008	Year Ended December 28, 2008
Management, monitoring, consulting and advisory fees (1)	$644	$624	$2,606

Total other adjustments	$644	$624	$2,606

(1)	For fiscal 2008 and the three months ended March 30, 2008 and March 29, 2009, represents management/advisory fees and expenses paid to Blackstone.

(d)	Net cost savings projected to be realized as a result of initiatives taken:

	Three Months Ended March 29, 2009	Three Months Ended March 30, 2008	Year Ended December 28, 2008
Productivity initiatives in our manufacturing facilities, freight and distribution systemsand purchasing programs (1)	$293	$1,472	$9,002

Total net cost savings projected to be realized as a result of initiatives taken	$293	$1,472	$9,002

(1)	For fiscal 2008 and the three months ended March 30, 2008 and March 29, 2009, represents net cost savings projected to be realized as a result of specified actions taken or initiated, net of the amount of actual benefits realized. Such savings primarily relate to productivity initiatives in our manufacturing facilities, our freight and distribution systems, and our purchasing programs.

Our covenant requirements and actual ratios for the twelve months ended March 29, 2009 are as follows:

	Covenant Requirement	Actual Ratio
Senior Secured Credit Facility
Senior Secured Leverage Ratio (1)	5.75:1	5.13
Total Leverage Ratio (2)	Not applicable	7.34
Senior Notes and Senior Subordinated Notes (3)
Minimum Consolidated EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00:1	1.61

(1)	Pursuant to the terms of the Senior Secured Credit Facility, if at any time there are borrowings outstanding under the Revolving Credit Facility in an aggregate amount greater than $10.0 million, we are required to maintain a consolidated total senior secured debt to Consolidated EBITDA ratio for the most recently concluded four consecutive fiscal quarters (the “Senior Secured Leverage Ratio”) less than a ratio starting at a maximum of 7.00:1 at September 30, 2007 and stepping down over time to 4.00:1 on March 31, 2011. Consolidated total senior secured debt is defined as our aggregate consolidated secured indebtedness less the aggregate amount of all unrestricted cash and cash equivalents.

(2)	The Total Leverage Ratio is not a financial covenant but is used to determine the applicable rate under the Senior Secured Credit Facility. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Consolidated EBITDA.

(3)	Our ability to incur additional debt and make certain restricted payments under the indentures governing the Senior Notes and Senior Subordinated Notes, subject to specified exceptions, is tied to a Consolidated EBITDA to fixed charges ratio of at least 2.0:1, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to (i) incur up to $1,600.0 million under credit facilities (as of March 29, 2009, we had $1,231.2 million in outstanding term loans and an unused balance of $114.2 million under the revolving credit facility, not taking into account Lehman Brothers, Inc. commitment of $15.0 million for the revolving credit facility as a result of their bankruptcy), (ii) incur up to $150.0 million under the general exception to the debt covenant, (iii) make investments in similar businesses having an aggregate fair market value not to exceed 3.0% of our total assets, (iv) make additional investments having an aggregate fair market value not to exceed 4.0% of our total assets and (v) make other restricted payments in an aggregate amount not to exceed 2.0% of our total assets.

(4)	Fixed charges is defined in the indentures governing the Senior Notes and Senior Subordinated Notes as (i) consolidated interest expense (excluding specified items) plus consolidated capitalized interest less consolidated interest income, plus (ii) cash dividends and distributions paid on preferred stock or disqualified stock.

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

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP No. 141R-1). FSP No. 141R-1 amends and clarifies SFAS No. 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this standard will have an impact on our accounting for future business combinations on a prospective basis once adopted; however, the materiality of that impact cannot be determined.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No. 160). This statement is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net earnings attributable to the noncontrolling interest will be included in consolidated net earnings on the face of the statement of operations. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This statement has not had any impact on the reporting of our financial position or the results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”— an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about derivative and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted this statement in the first quarter of 2009 and have included enhanced disclosure in Note 9 to the consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (FSP No. 157-4). FSP No. 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating this new standard and anticipates that the statement will not have a material impact on our consolidated financial position or results of operations.

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-07, “Accounting for Defensive Intangible Assets” (EITF No. 08-7). EITF No. 08-7 provides guidance for accounting for defensive intangible assets subsequent to their acquisition in accordance with SFAS No. 141R and SFAS No. 157 including the estimated useful life that should be assigned to such assets. EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP No. 132(R)-1). FSP No. 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP No. 132(R)-1 is effective for fiscal years ending after December 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP No. FAS 107-1 and APB No. 28-1). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS No. 107) to require disclosure of the fair value of financial instruments in interim financial statements as well as annual financial statements. The adoption of these pronouncements will have no impact to us as we already provide these disclosures in our interim financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary-Impairments” (FSP No. FAS 115-2 and FAS 124-2). These pronouncements incorporate impairment guidance for debt securities from various sources of authoritative literature and clarifies the interaction of the factors that should be considered when applied prospectively beginning in the second quarter of 2009. They are not expected to have a material impact to our consolidated financial position or results of operations.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FINANCIAL INSTRUMENTS

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposure to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates, foreign exchange rates or commodity prices.

We manage interest rate risk based on the varying circumstances of anticipated borrowings and existing variable and fixed rate debt, including our revolving line of credit. Examples of interest rate management strategies include capping interest rates using targeted interest cost benchmarks, hedging portions of the total amount of debt, or hedging a period of months and not always hedging to maturity, and at other times locking in rates to fix interests costs.

Certain parts of our foreign operations in Canada expose us to fluctuations in foreign exchange rates. Our goal is to reduce our exposure to such foreign exchange risks on our foreign currency cash flows and fair value fluctuations on recognized foreign currency denominated assets, liabilities and unrecognized firm commitments to acceptable levels primarily through the use of foreign exchange-related derivative financial instruments. We enter into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of our functional currency, the U.S. dollar.

We purchase raw materials in quantities expected to be used in a reasonable period of time in the normal course of business. We generally enter into agreements for either spot market delivery or forward delivery. The prices paid in the forward delivery contracts are generally fixed, but may also be variable within a capped or collared price range. Forward derivative contracts on certain commodities are entered into to manage the price risk associated with forecasted purchases of materials used in our manufacturing process.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

As of March 29, 2009 we had the following interest rate swaps (in aggregate) that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notational Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	6	$768.5 million	1.54% -3.33%	USD-LIBOR-BBA	Oct 2008 -Feb 2009	Apr 2011 -June 2012

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive (loss) income (“AOCI”) on the Consolidated Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the quarter ended March 29, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly as Interest expense on the Consolidated Statement of Operations. There was no hedge ineffectiveness on interest rate cash flow hedges recognized in the three months ended March 29, 2009.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Due to the counterparty bank declaring bankruptcy in October 2008, we discontinued prospectively the hedge accounting on its interest rate derivatives with Lehman Brothers Speciality Financing on the bankruptcy date as those hedging relationships no longer met the strict hedge accounting requirements of SFAS No. 133. We terminated these positions during the fourth quarter of 2008. In accordance with Derivatives Implementation Group (DIG) Issue No. G3, we continue to report the net gain or loss related to the discontinued cash flow hedge in AOCI and is expected to be reclassified into earnings during the original contractual terms of the derivative agreements as the hedged interest payments are expected to occur as forecasted. During the twelve months ending March 28, 2010, we estimate that an additional $14.1 million will be reclassified as an increase to Interest expense.

Cash Flow Hedges of Foreign Exchange Risk

Our operations in Canada have exposed us to changes in the USD-CAD foreign exchange rate. From time to time, our Canadian subsidiary purchases inventory denominated in USD, a currency other than their functional currency. Our subsidiary sells that inventory in Canadian dollars. Our subsidiary uses forward agreements to manage its exposure to fluctuations in the USD-CAD exchange rate. Currency forward agreements involve fixing the USD-CAD exchange rate for delivery of a specified amount of foreign currency on a specified date.

As of March 29, 2009, we had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notational Sold in Aggregate	Notational Purchased in Aggregate	CAD to USD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	18	$23.2 million CAD	$23.4 million USD	.969-1.007	Oct 2007	May 2009 -Dec 2009

The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI on the Consolidated Balance Sheet and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, are recognized directly in Cost of products sold on the Consolidated Statement of Operations. No hedge ineffectiveness on foreign exchange cash flow hedges was recognized during the quarter ended March 29, 2009.

Non-designated Hedges of Commodity Risk

Derivatives not designated as hedges are not speculative and are used to manage our exposure to commodity price risk but do not meet the strict hedge accounting requirements of SFAS No. 133. From time to time, we enter into natural gas commodity forward contracts to fix the price of natural gas and heating oil purchases at a future delivery date. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in Cost of products sold on the Consolidated Statement of Operations.

As of March 29, 2009, we had the following natural gas swaps (in aggregate) and heating oil swaps that were not designated as hedges in qualifying hedging relationships:

Product	Number of Instruments	Notational Amount	Price	Trade Dates	Maturity Dates
Natural Gas Swap	7	24,000 -150,000 MMBTU’s	$6.23 -$6.75 per MMBTU	Nov -Dec 2008	Mar -Oct 2009
Heating Oil Swap	1	9,000 BBL’s	$45.15 per BBL	Mar 2009	Dec 2009

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 29, 2009.

(in millions)	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133
Interest Rate Swaps		$—	Other long-term liabilities	$16.9
CAD Forward	Other current assets	4.6		—

Total derivatives designated as hedging instruments as of March 29, 2009		$4.6		$16.9

Derivatives not designated as hedging instruments under SFAS No. 133
Natural Gas Swaps		—	Accrued liabilities	1.0
Heating Oil Swaps		—	Accrued liabilities	0.0

Total derivatives not designated as hedging instruments as of March 29, 2009		$—		$1.0

The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 29, 2009.

Tabular Disclosure of the Effect of Derivative Instruments for the Fiscal Year Ended March 29, 2009

Gain/(Loss)
(in millions)
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Recognized in AOCI on Derivative (Effective Portion), net of tax	Effective portion reclassified from AOCI to:	Reclassified from AOCI into Earnings (Effective Portion)	Ineffective portion reclassified from AOCI to:	Recognized in Earnings on Derivative (Ineffective Portion)
Interest Rate Swaps	$(8.6)	Interest expense	$(4.9)	Interest expense	$—
CAD Forward	0.4	Cost of products sold	1.2	Cost of products sold	—

Balance, at March 29, 2009	$(8.2)		$(3.7)		$—

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133	Recognized in Earnings on:	Recognized in Earnings on Derivative
Natural Gas Swaps	Cost of products sold	$(1.1)
Heating Oil Swaps	Cost of products sold	(0.0)

Balance, at March 29, 2009		$(1.1)

Credit-risk-related Contingent Features

We have an agreement with Barclays that contains a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.

As of March 29, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $23.4 million. As of March 29, 2009, we have not posted any collateral related to these agreements. If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $23.4 million.

ITEM 4:	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 29, 2009. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective.

In addition, there was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 29, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

None

ITEM 1A:	RISK FACTORS

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 28, 2008.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:	OTHER INFORMATION

None

ITEM 6:	EXHIBITS

Exhibit Number	Description of exhibit

2.1	Agreement and Plan of Merger, dated as of February 10, 2007, by and among Crunch Holding Corp., Peak Holdings LLC and Peak Acquisition Corp. (previously filed as Exhibit 2.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

2.2	Agreement and Plan of Reorganization and Merger, by and between Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003 (previously filed as Exhibit 2.1 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.3	Amendment No. 1, dated January 8, 2004, to the Agreement and Plan of Reorganization and Merger, by and between Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003 (previously filed as Exhibit 2.2 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.4	Agreement and Plan of Merger, dated March 19, 2004, by and between Aurora Foods, Inc. and Pinnacle Foods Holding Corporation (previously filed as Exhibit 2.3 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.5	Asset Purchase Agreement, dated March 1, 2006, by and between The Dial Corporation and Pinnacle Foods Groups Inc. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Group Inc. filed with the SEC on March 1, 2006 (Commission File Number: 333-118390), and incorporated herein by reference).

3.1	Pinnacle Foods Finance LLC Certificate of Formation (previously filed as Exhibit 3.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.2	Pinnacle Foods Finance LLC Amended and Restated Limited Liability Company Agreement, dated as of April 2, 2007 (previously filed as Exhibit 3.2 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.3	Pinnacle Foods Finance Corp. Certificate of Incorporation (previously filed as Exhibit 3.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.4	Pinnacle Foods Finance Corp. Bylaws (previously filed as Exhibit 3.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.5	Pinnacle Foods Group LLC Certificate of Formation (previously filed as Exhibit 3.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.6	Pinnacle Foods Group LLC Limited Liability Company Agreement (previously filed as Exhibit 3.6 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.7	Pinnacle Foods International Corp. Certificate of Incorporation. (previously filed as Exhibit 3.7 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.8	Pinnacle Foods International Corp. Bylaws. (previously filed as Exhibit 3.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.9	State of Delaware Certificate of Conversion, dated September 25, 2007, converting Pinnacle Foods Group Inc. from a Corporation to a Limited Liability Company(previously filed as Exhibit 3.9 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.1	Senior Notes Indenture, dated as of April 2, 2007, among the Issuers, the Guarantors and the Trustee (previously filed as Exhibit 4.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.2	Senior Subordinated Notes Indenture, dated as of April 2, 2007, among the Issuers, the Guarantors and the Trustee (previously filed as Exhibit 4.2 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.3	Registrations Rights Agreement, dated as of April 2, 2007, among the Issuers, the Guarantors and Lehman Brothers Inc. and Goldman, Sachs & Co. (previously filed as Exhibit 4.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.4	Form of Rule 144A Global Note, 9.25% Senior Notes due 2015 (previously filed as Exhibit 4.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.5	Form of Regulation S Global Note, 9.25% Senior Notes due 2015 (previously filed as Exhibit 4.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.6	Form of Rule 144A Global Note, 10.625% Senior Subordinated Notes due 2017 (previously filed as Exhibit 4.6 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.7	Form of Regulation S Global Note, 10.625% Senior Subordinated Notes due 2017 (previously filed as Exhibit 4.7 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.8	Credit Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Lehman Commercial Paper Inc., Goldman Sachs Credit Partners L.P. and other lenders party hereto (previously filed as Exhibit 4.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.9	Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.9 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.10	Guaranty, dated as of April 2, 2007, among Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.10 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.11	Intellectual Property Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.11 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.3 +	Employment Agreement, dated April 2, 2007 (Jeffrey P. Ansell) (previously filed as Exhibit 10.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.4 +	Employment Agreement, dated April 2, 2007 (Craig Steeneck) (previously filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.5 +	Director Service Agreement, dated April 2, 2007 (Roger Deromedi) (previously filed as Exhibit 10.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.6	Transaction and Advisory Fee Agreement, dated as of April 2, 2007, between Peak Finance LLC and Blackstone Management Partners V L.L.C. (previously filed as Exhibit 10.6 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.7	Trademark License Agreement by and between The Dial Corporation and Conagra, Inc., dated July 1, 1995 (previously filed as Exhibit 10.33 to the Annual Report on Form 10-K of Pinnacle Foods Group Inc. for the fiscal year ended December 25, 2005 (Commission File Number: 333-118390), and incorporated herein by reference).

10.8	Tax Sharing Agreement, dated as of November 25, 2003, by and among Crunch Holding Corp., Pinnacle Foods Holding Corporation, Pinnacle Foods Corporation, Pinnacle Foods Management Corporation, Pinnacle Foods Brands Corporation, PF Sales (N. Central Region) Corp., PF Sales, LLC, PF Distribution, LLC, PF Standards Corporation, Pinnacle Foods International Corp., Peak Finance Holdings LLC, Pinnacle Foods Finance Corp., Pinnacle Foods Finance LLC and Pinnacle Foods Group LLC (previously filed as Exhibit 10.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.9	Lease, dated May 23, 2001, between Brandywine Operating Partnership, L.P. and Pinnacle Foods Corporation (Cherry Hill, New Jersey) (previously filed as Exhibit 10.25 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.10	Lease, dated August 10, 2001, between 485 Properties, LLC and Pinnacle Foods Corporation (Mountain Lakes, New Jersey); Amendment No. 1, dated November 23, 2001; Amendment No. 2, dated October 16, 2003 (previously filed as Exhibit 10.26 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.11	Swanson Trademark License Agreement (U.S.) by and between CSC Brands, Inc. and Vlasic International Brands Inc., dated as of March 24, 1998 (previously filed as Exhibit 10.27 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-1183900), and incorporated herein by reference).

10.12	Swanson Trademark License Agreement (Non-U.S.) by and between Campbell Soup Company and Vlasic International Brands Inc., dated as of March 26, 1998 (previously filed as Exhibit 10.28 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.13	Technology Sharing Agreement by and between Campbell Soup Company and Vlasic Foods International Inc., dated as of March 26, 1998 (previously filed as Exhibit 10.29 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.14	Amendment to Lease Agreement, dated February 10, 2007 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Group Inc. filed with the SEC on February 15, 2007 (Commission File Number: 333-118390), and incorporated herein by reference).

10.15	Securityholders Agreement, dated as of April 2, 2007, among Peak Holdings LLC and the other parties hereto (previously filed as Exhibit 10.15 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.16 +	Peak Holdings LLC 2007 Unit Plan, effective as of April 2, 2007 (previously filed as Exhibit 10.16 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.17 +	Peak Holdings LLC Form of Award Management Unit Subscription Agreement (previously filed as Exhibit 10.17 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.18	Securityholders Agreement, dated as of September 21, 2007 among Crunch Holding Corp. and the other parties hereto (previously filed as Exhibit 10.18 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.19 +	Crunch Holding Corp. 2007 Stock Incentive Plan, effective as of August 8, 2007 (previously filed as Exhibit 10.19 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.20 +	Crunch Holding Corp. 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.20 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.21	Trademark License Agreement, dated as of July 9, 1996, by and between The Quaker Oats Company, The Quaker Oats Company of Canada Limited and Van de Kamp’s, Inc. (previously filed as Exhibit 10.21 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.22 +	Enhanced Target Annual Bonus letter, dated June 11, 2007 (Craig Steeneck) (previously filed as Exhibit 10.22 to the Registration Statement on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.23 +	Supplemental Peak Holdings LLC Management Unit Subscription Agreement, dated June 11, 2007 (Craig Steeneck) (previously filed as Exhibit 10.23 to the Registration Statement on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.24 +	Modification of the Enhanced Target Annual Bonus letter, dated February 27, 2009 (Craig Steeneck) (previously filed as Exhibit 10.24 to the Registration Statement on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.25 +	Modification of the supplemental Peak Holdings LLC Management Unit Subscription Agreement, dated February 27, 2009 (Craig Steeneck) (previously filed as Exhibit 10.25 to the Registration Statement on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.26 +	Modification of the Peak Holdings LLC Form of Award Management Unit Subscription Agreement (previously filed as Exhibit 10.26 to the Registration Statement on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.27 +	Modification of the Crunch Holding Corp. 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.27 to the Registration Statement on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.28 +	Employment offer letter, dated December 11, 2003 (Chris Kiser) (previously filed as Exhibit 10.28 to the Registration Statement on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.29 +	Severance benefit letter, dated October 7, 2008 (Chris Kiser) (previously filed as Exhibit 10.29 to the Registration Statement on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.30 +	Employment offer letter dated May 25, 2001 (Lynne M. Misericordia) (previously filed as Exhibit 10.30 to the Registration Statement on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.31 +	Employment offer letter dated May 25, 2001 (M.Kelley Maggs) (previously filed as Exhibit 10.31 to the Registration Statement on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

24.1	Power of Attorney (included in signature page) (previously filed as Exhibit 24.1 to the Registration Statement on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

+	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

(A)	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Form 10-Q and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FOODS FINANCE LLC

By:	/s/ CRAIG STEENECK
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer
(acting in both his capacity as authorized signatory on behalf of the registrant and as principal financial officer)
Date:	May 13, 2009