Form 10-Q
period 2009-06-28
Pinnacle Foods Finance LLC
filed 2009-08-12
CIK 1420566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

Yes  ☐    No  ☑

As of August 12, 2009, there were outstanding 100 shares of common stock, par value $0.01 per share, of the Registrant.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

Unaudited consolidated financial statements begin on the following page

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(thousands of dollars)

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net sales	$408,822	$390,131	$836,230	$752,302
Cost of products sold	318,152	303,057	658,145	589,812

Gross profit	90,670	87,074	178,085	162,490
Operating expenses
Marketing and selling expenses	30,602	38,190	64,957	65,876
Administrative expenses	15,974	12,098	29,503	24,370
Research and development expenses	1,107	854	2,117	1,799
Other (income) expense, net	4,197	4,792	8,394	(389)

Total operating expenses	51,880	55,934	104,971	91,656

Earnings before interest and taxes	38,790	31,140	73,114	70,834
Interest expense	28,658	36,147	58,268	75,073
Interest income	9	49	13	193

Earnings (loss) before income taxes	10,141	(4,958)	14,859	(4,046)
Provision for income taxes	7,616	7,608	14,434	15,867

Net earnings (loss)	$2,525	$(12,566)	$425	$(19,913)

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(thousands of dollars)

	June 28, 2009	December 28, 2008
Current assets:
Cash and cash equivalents	$8,327	$4,261
Accounts receivable, net	95,773	92,171
Inventories, net	185,258	190,863
Other current assets	7,964	9,571
Deferred tax assets	3,879	3,644

Total current assets	301,201	300,510
Plant assets, net	269,097	260,798
Tradenames	910,112	910,112
Other assets, net	157,262	166,613
Goodwill	994,167	994,167

Total assets	$2,631,839	$2,632,200

Current liabilities:
Short-term borrowings	$—	$26,163
Current portion of long-term obligations	12,959	12,750
Accounts payable	82,162	66,951
Accrued trade marketing expense	29,890	33,293
Accrued liabilities	70,987	69,012
Accrued income taxes	—	20

Total current liabilities	195,998	208,189
Long-term debt (includes $34,412 and $34,587 owed to related parties)	1,741,068	1,746,439
Pension and other postretirement benefits	38,172	36,869
Other long-term liabilities	18,340	14,429
Deferred tax liabilities	333,929	318,701

Total liabilities	2,327,507	2,324,627
Commitments and contingencies
Shareholder’s equity:
Pinnacle Common stock: par value $.01 per share, 100 shares authorized, issued 100 shares	—	—
Additional paid-in-capital	428,021	427,323
Accumulated deficit	(76,865)	(77,290)
Accumulated other comprehensive (loss) income	(46,824)	(42,460)

Total shareholder’s equity	304,332	307,573

Total liabilities and shareholder’s equity	$2,631,839	$2,632,200

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(thousands of dollars)

	Six months ended
	June 28, 2009	June 29, 2008
Cash flows from operating activities
Net earnings (loss) from operations	$425	$(19,913)
Non-cash charges (credits) to net earnings (loss)
Depreciation and amortization	32,472	29,526
Gain on litigation settlement	—	(9,988)
Amortization of debt acquisition costs	2,367	2,347
Amortization of deferred mark-to-market adjustment on terminated swaps	2,394	—
Change in value of financial instruments	110	(1,708)
Stock-based compensation charge	453	461
Postretirement healthcare benefits	(13)	35
Pension expense	1,316	212
Other long-term liabilities	1,151	34
Other assets	(1,297)	—
Deferred income taxes	15,037	14,193
Changes in working capital
Accounts receivable	(3,278)	1,213
Inventories	4,935	17,592
Accrued trade marketing expense	(3,653)	5,487
Accounts payable	14,933	10,412
Accrued liabilities	1,475	(21,304)
Other current assets	(1,432)	382

Net cash provided by operating activities	67,395	28,981

Cash flows from investing activities
Capital expenditures	(31,145)	(10,720)

Net cash used in investing activities	(31,145)	(10,720)

Cash flows from financing activities
Repayment of capital lease obligations	(138)	(117)
Borrowings under revolving credit facility	32,208	5,000
Repayments of revolving credit facility	(58,208)	(5,000)
Equity contributions	250	124
Reductions of equity contributions	(5)	(105)
Debt acquisition costs	—	(704)
Repayments of notes payable	(163)	(1,218)
Repayments of long term obligations	(6,250)	(6,250)

Net cash used in financing activities	(32,306)	(8,270)

Effect of exchange rate changes on cash	122	(21)
Net change in cash and cash equivalents	4,066	9,970
Cash and cash equivalents - beginning of period	4,261	5,999

Cash and cash equivalents - end of period	$8,327	$15,969

Supplemental disclosures of cash flow information:
Interest paid	$65,128	$79,208
Interest received	13	193
Income taxes paid	578	3,128
Non-cash investing activity:
Capital lease activity	(1,227)	—

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)

(thousands of dollars, except share amounts)

			Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholder’s Equity
	Common Stock
	Shares	Amount
Balance at December 30, 2007	100	$—	$426,754	$(48,709)	$(18,430)	$359,615
Equity contributions:
Cash			124			124
Reduction in equity contributions			(105)			(105)
Equity related compensation			461			461
Comprehensive income:
Net loss				(19,913)		(19,913)
Swap mark to market adjustment, net of income taxes of $927					1,726	1,726
Foreign currency translation					(388)	(388)

Total comprehensive loss						(18,575)

Balance at June 29, 2008	100	$—	$427,234	$(68,622)	$(17,092)	$341,520

Balance at December 28, 2008	100	$—	$427,323	$(77,290)	$(42,460)	$307,573
Equity contributions:
Cash			250			250
Reduction in equity contributions			(5)			(5)
Equity related compensation			453			453
Comprehensive income:
Net earnings				425		425
Swap mark to market adjustments, net of income tax benefit of $43					(6,026)	(6,026)
Amortization of deferred mark-to-market adjustment on terminated swaps					2,394	2,394
Foreign currency translation					(732)	(732)

Total comprehensive loss						(3,939)

Balance at June 28, 2009	100	$—	$428,021	$(76,865)	$(46,824)	$304,332

For the three months ended June 29, 2008 and June 28, 2009, total Comprehensive income was $9,224 and $3,408

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

2.	Subsequent Events

We have evaluated subsequent events through August 12, 2009, the date of issuance of the consolidated financial statements.

As previously disclosed on a Form 8-K, on July 13, 2009, the Company issued a press release announcing that Jeffrey P. Ansell left his position as Chief Executive Officer and as a Director of the Company to pursue other interests, in each case, effective July 10, 2009. The press release also announced that Robert J. Gamgort has been appointed as Chief Executive Officer and a Director of the Company, in each case, commencing on July 13, 2009. As a result of the change, the Company recorded a provision for severance in the amount of $2.4 million in Administrative expenses in the Consolidated Statement of Operations for the three and six months ended June 28, 2009.

The Company also announced that, effective July 13, 2009, Roger K. Deromedi, who served as Executive Chairman of the Board of Directors of the Company, will become Non-Executive Chairman.

3.	Interim Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of June 28, 2009, the results of operations for the three and six months ended June 28, 2009 and June 29, 2008, and the cash flows for the six months ended June 28, 2009 and June 29, 2008. The results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 28, 2008.

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

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the Company’s assumptions.

The Company’s population of financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value As of June 28, 2009	Fair Value Measurements Using Fair Value Hierarchy			Fair Value As of December 28, 2008	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign currency derivatives	$2,280	$—	$2,280	$—	$5,346	$—	$5,346	$—
Heating oil derivatives	118	—	118	—	—	—	—	—

Total assets at fair value	$2,398	$—	$2,398	$—	$5,346	$—	$5,346	$—

Liabilities
Foreign currency derivatives	$209	$—	$209	$—	$—	$—	$—	$—
Interest rate derivatives	14,652	—	14,652	—	11,890	—	11,890	—
Natural gas derivatives	549	—	549	—	288	—	288	—

Total liabilities at fair value	$15,410	$—	$15,410	$—	$12,178	$—	$12,178	$—

The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk. The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. We had no fair value measurements based upon significant unobservable inputs (Level 3) as of June 28, 2009.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

5.	Other Expense (Income), net

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Other expense (income), net consists of:
Amortization of intangibles/other assets	$4,197	$4,796	$8,394	$9,592
Gain on litigation settlement	—	22	—	(9,988)
Royalty expense (income), net and other	—	(26)	—	7

Total other expense (income), net	$4,197	$4,792	$8,394	$(389)

Gain on litigation settlement – On April 17, 2008, the Company settled a lawsuit with R2 Top Hat, Ltd., relating to its claim against Aurora Foods Inc. (“Aurora”) which merged with the Company in March 2004. Under the settlement, the Company paid R2 Top Hat, Ltd. $10 million in full payment of its portion of the excess leverage fees related to the Aurora prepetition bank facility, all related interest and all other out-of-pocket costs. After this settlement, there are no remaining contingencies related to the excess leverage fees under the Aurora prepetition bank facility. Accordingly, the remaining $10.0 million accrued liability assumed in the merger with Aurora and fair valued at $20.1 million in the purchase price allocation for the Blackstone Transaction was reduced to $0 and the related credit, net of related expenses, was recorded in Other expense (income), net in the Consolidated Statement of Operations in the three months ended March 30, 2008.

6.	Inventories

	June 28, 2009	December 28, 2008
Raw materials, containers and supplies	$46,025	$52,368
Finished product	141,053	141,469

	187,078	193,837
Reserves	(1,820)	(2,974)

Total	$185,258	$190,863

Reserves represent amounts necessary to adjust the carrying value of inventories to the lower of cost or net realizable value, including any costs to sell or dispose.

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

7.	Goodwill and Other Assets

Goodwill by segment is as follows:

	Dry Foods	Frozen Foods	Total
Balance, December 28, 2008	$650,939	$343,228	$994,167

Balance, June 28, 2009	$650,939	$343,228	$994,167

SFAS No. 141 “Business Combinations” (SFAS No. 141), as subsequently amended by SFAS No. 141 (revised 2007) “Business Combinations” (SFAS No. 141(R)), requires that all business combinations be accounted for at fair value under the acquisition method of accounting. SFAS No. 142, “Goodwill and Other Intangible Assets,” provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate.

The Blackstone Transaction was accounted for in accordance of SFAS No. 141 and resulted in $996,546 in goodwill for PFF, as of April 2, 2007, of which $652,434 was allocated to Dry Foods and $344,112 was allocated to Frozen Foods.

Other Assets, net

	June 28, 2009	December 28, 2008
Amortizable intangibles, net of accumulated amortization of $44,218 and $35,824, respectively	$131,253	$139,647
Deferred financing costs, net of accumulated amortization of $15,968 and $13,601, respectively	24,599	26,966
Foreign Exchange Derivative Contracts (see note 10)	114	—
Notes receivable - Roskam Baking	1,296	—

Total	$157,262	$166,613

In fiscal 2007, the Blackstone Transaction was accounted for in accordance of SFAS No. 141, “Business Combinations,” and resulted in $175,471 in amortizable intangibles for PFF; $52,810 was allocated to recipes with a life of ten years and $122,661 was allocated to customer relationships with useful lives ranging between 7 and 40 years.

Amortization during the three and six months ended June 28, 2009 was $4,197 and $8,394, respectively. Estimated amortization expense for each of the next five years and thereafter is as follows: remainder of 2009 - $8,396, 2010 - $13,209, 2011 - $12,424, 2012 - $12,264, 2013 - $12,113 and thereafter - $72,847. Amortization during the three and six months ended June 29, 2008 was $4,796 and $9,592, respectively.

Deferred financing costs, which relate to the Senior Secured Credit Facility, Senior Notes and Senior Subordinated Notes entered into in connection with the Blackstone Transaction, amounted to $40,567. Amortization of the deferred financing costs during the three and six months ended June 28, 2009 was $1,183 and $2,367, respectively. Amortization of the deferred financing costs during the three and six months ended June 29, 2008 was $1,183 and $2,347, respectively.

In February 2009 the Company entered into an agreement with Roskam Baking, which began co-packing certain Duncan Hines products in April 2009. This agreement included a provision to loan Roskam $1,900. As of June 28, 2009 the balance of the notes receivable is $1,846, of which $550 is recorded on the Consolidated Balance Sheet in Other Current Assets and $1,296 is recorded in Other Assets, net. This loan is being paid back to Pinnacle based on cases produced and will be paid back in no longer than 5 years.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

8.	Debt and Interest Expense

	June 28, 2009	December 28, 2008
Short-term borrowings
- Revolving Credit Facility	$—	$26,000
- Notes payable	—	163

Total short-term borrowings	—	26,163

Long-term debt
- Senior secured credit facility - term loan	$1,228,125	$1,234,375
- 9.25% Senior notes	325,000	325,000
- 10.625% Senior subordinated notes	199,000	199,000
- Capital lease obligations	1,902	814

	1,754,027	1,759,189
Less: current portion of long-term obligations	12,959	12,750

Total long-term debt	$1,741,068	$1,746,439

Interest expense

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Third party interest expense	$22,720	$28,869	$45,654	$65,298
Related party interest expense	284	1,472	918	2,131
Amortization of debt acquisition costs	1,183	1,183	2,367	2,347
Amortization of deferred mark-to-market adjustment on terminated swap	1,082	—	2,394	—
Interest rate swap (gains) losses (Note 10)	3,389	4,623	6,935	5,297

Total interest expense	$28,658	$36,147	$58,268	$75,073

As part of the Blackstone Transaction as described in Note 1, Peak Finance LLC entered into a $1,375.0 million credit agreement (the “Senior Secured Credit Facility”) in the form of (i) Term Loans in an initial aggregate amount of $1,250.0 million and (ii) Revolving Credit Commitments in the initial aggregate amount of $125.0 million (the “Revolving Credit Facility”). Peak Finance LLC merged with and into PFF on April 2, 2007 at the closing of the Blackstone Transaction. The term loan matures April 2, 2014. The Revolving Credit Facility matures April 2, 2013. Borrowings outstanding under the Revolving Credit Facility as of December 28, 2008 totaled $26.0 million. There were no borrowings outstanding under the Revolving Credit Facility as of June 28, 2009.

Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings Inc., has a total commitment within the Revolving Credit Facility of $15.0 million and has not funded its portion on recent draws. The Company has no assurances that LCPI will participate in any future funding requests under the revolving credit facility. While the Company is exploring options to replace Lehman’s commitment within the facility, the Company cannot guarantee that it will be able to obtain such replacement loan commitments from other banks. However, based upon management’s projection of cash flows, the Company believes that it has sufficient liquidity to conduct its normal operations and does not believe that the potential reduction in available capacity under this revolving credit facility will have a material impact on its short-term or long-term liquidity.

The amount of the term loan that was owed to affiliates of the Blackstone Group as of June 28, 2009 and December 28, 2008, was $34,412 and $34,587, respectively.

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

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility. For the three months and six months ended June 28, 2009, the weighted average interest rate on the term loan was 3.17% and 3.25%, respectively. For the three and six months ended June 29, 2008, the weighted average interest rate on the term loan was 5.47% and 6.48% , respectively. For the three and six months ended June 28, 2009, the weighted average interest rate on the Revolving Credit Facility was 3.30% and 3.29%, respectively. For the three and six months ended June 29, 2008, the weighted average interest rate on the Revolving Credit Facility was 6.77% and 7.16%, respectively. As of June 28, 2009 and June 29, 2008, the Eurodollar interest rate on the term loan facility was 3.07% and 5.41%, respectively.

The Company pays a fee for all outstanding letters of credit drawn against its Revolving Credit Facility at an annual rate equivalent to the Applicable Margin then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility agreement cannot exceed $25,000. As of June 28, 2009 and December 28, 2008, the Company had utilized $9,718 and $15,181, respectively of the Revolving Credit Facility for letters of credit. As of June 28, 2009 there were no borrowings under the Revolving Credit Facility, so of the $125,000 Revolving Credit Facility available, the Company had an unused balance of $115,282 available for future borrowing and letters of credit. As of December 28, 2008 borrowings under the Revolving Credit Facility totaled $26,000, so of the $99,000 Revolving Credit Facility available, the Company had an unused balance of $83,819 available for future borrowing and letters of credit. The remaining amount that can be used for letters of credit as of June 28, 2009 and December 28, 2008 was $15,282 and $9,819, respectively. If the Company is unsuccessful in replacing the commitment from LCPI, the amount available for future borrowings and letters of credit as of June 28, 2009 and December 28, 2008 would be $100,282 and $68,819, respectively.

The term loan matures in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the term loan outstanding as of June 28, 2009 are $6.25 million in 2009, $12.5 million in 2010, $12.5 million in 2011, $12.5 million in 2012, $12.5 million in 2013 and $1,171.88 million thereafter.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

On April 2, 2007, as part of the Blackstone Transaction described in Note 1, the Company issued $325.0 million of 9.25% Senior Notes (the “Senior Notes”) due 2015, and $250.0 million of 10.625% Senior Subordinated Notes (the “Senior Subordinated Notes”) due 2017. The Senior Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior secured indebtedness of the Company and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company. The Senior Subordinated Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company. See Note 16 of the Consolidated Financial Statements for Guarantor and Nonguarantor Financial Statements.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

The estimated fair value of the Company’s long-term debt, including the current portion, as of June 28, 2009, is as follows:

	June 28, 2009
Issue	Recorded Amount	Fair Value
Senior secured credit facility - term loan	$1,228,125	$1,096,102
9.25% Senior notes	325,000	294,125
10.625% Senior subordinated notes	199,000	167,160

	$1,752,125	$1,557,387

The fair value is based on the quoted market price for such notes and borrowing rates currently available to the Company for loans with similar terms and maturities.

9.	Pension and Retirement Plans

As of June 28, 2009, the Company maintains a noncontributory defined benefit pension plan that covers eligible union employees at our Fayetteville, AR, Imlay City, MI, and Millsboro, DE facilities (approximately 40% of all employees) and provides benefits generally based on years of service and employees’ compensation. The Company’s pension plan is funded in conformity with the funding requirements of applicable government regulations. The Company made contributions to the pension plan totaling $2.5 million in fiscal 2008, of which $0.4 million and $0.6 million was paid in the three and six months ending June 29, 2008, respectively. In fiscal 2009, the Company expects to make contributions of up to $4.4 million, of which $0.6 million and $1.0 million were made in the three and six months ended June 28, 2009, respectively.

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

Pension Benefits

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Service cost	$452	$367	$903	$840
Interest cost	1,111	1,132	2,222	2,132
Expected return on assets	(774)	(1,090)	(1,548)	(2,169)
Amortization of:
prior service cost	35	—	70	—
loss	344	—	688	—

Net periodic benefit cost	$1,168	$409	$2,335	$803

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Other Postretirement Benefits

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Service cost	$—	$2	$—	$4
Interest cost	4	15	9	31
Amortization of:
Net actuarial gain	(11)	—	(22)	—

Net periodic benefit cost	$(7)	$17	$(13)	$35

10.	Financial Instruments

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

As of June 28, 2009 the Company had the following interest rate swaps (in aggregate) that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notational Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	8	$688,818	1.43% - 3.33%	USD-LIBOR-BBA	Oct 2008 - Mar 2009	Jan 2011 - July 2012

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive (loss) income (“AOCI”) on the Consolidated Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 28, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly as Interest expense in the Consolidated Statement of Operations. There was no hedge ineffectiveness on interest rate cash flow hedges recognized in the three and six months ended June 28, 2009.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Due to the counterparty bank declaring bankruptcy in October 2008, the Company discontinued prospectively the hedge accounting on its interest rate derivatives with Lehman Brothers Speciality Financing on the bankruptcy date as those hedging relationships no longer met the strict hedge accounting requirements of SFAS No. 133. The Company terminated these positions during the fourth quarter of 2008. In accordance with Derivatives Implementation Group (DIG) Issue No. G3, the Company continues to report the net gain or loss related to the discontinued cash flow hedge in AOCI which is expected to be reclassified into earnings during the original contractual terms of the derivative agreements as the hedged interest payments are expected to occur as forecasted. For the three and six months ended June 28, 2009, $1,082 and $2,394, respectively, was reclassified as an increase to interest expense. During the twelve months ending June 27, 2010, the Company estimates that an additional $15,882 will be reclassified as an increase to Interest expense.

Cash Flow Hedges of Foreign Exchange Risk

The Company’s operations in Canada have exposed the Company to changes in the US Dollar – Canadian Dollar (USD-CAD) foreign exchange rate. From time to time, the Company’s Canadian subsidiary purchases inventory denominated in US Dollar (USD), a currency other than their functional currency. The subsidiary sells that inventory in Canadian dollars. The subsidiary uses currency forward and collar agreements to manage its exposure to fluctuations in the USD-CAD exchange rate. Currency forward agreements involve fixing the USD-CAD exchange rate for delivery of a specified amount of foreign currency on a specified date. Currency collar agreements involve the sale of Canadian Dollar (CAD) currency in exchange for receiving US dollars if exchange rates rise above an agreed upon rate and sale of USD currency in exchange for receiving CAD dollars if exchange rates fall below an agreed upon rate at specified dates.

As of June 28, 2009, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notational Sold in Aggregate	Notational Purchased in Aggregate	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	30	$34,795 CAD	$31,834 USD	.9702-1.2125	Oct 2007 - May 2009	May 2009 - Dec 2010
CAD Collar	12	$12,000 CAD	$10,619 USD	1.13	May 2009	Jan 2010 - Dec 2010

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI on the Consolidated Balance Sheet and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, are recognized directly in Cost of products sold in the Consolidated Statement of Operations. Hedge ineffectiveness on foreign exchange cash flow hedges amounted to a $33 gain in the three and six months ended June 28, 2009.

Non-designated Hedges of Commodity Risk

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the strict hedge accounting requirements of SFAS No. 133. From time to time, the Company enters into natural gas commodity forward contracts to fix the price of natural gas and heating oil purchases at a future delivery date. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in Cost of products sold in the Consolidated Statement of Operations.

As of June 28, 2009, the Company had the following natural gas swaps (in aggregate) and heating oil swaps that were not designated as hedges in qualifying hedging relationships:

Product	Number of Instruments	Notational Amount	Price	Trade Dates	Maturity Dates
Natural Gas Swap	5	90,000 - 145,160 MMBTU’s	$5.27 - $6.50 per MMBTU	Nov - Mar 2009	Mar - June 2010
Heating Oil Swap	1	9,000 BBL’s	$45.15 per BBL	Mar 2009	Dec 2009

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 28, 2009.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133
Interest Rate Contracts		$—	Other long-term liabilities	$14,652
Foreign Exchange Contracts	Other current assets	2,166	Accrued liabilities	209
Foreign Exchange Contracts	Other assets, net	114		—

Total derivatives designated as hedging instruments as of June 28, 2009		$2,280		$14,861

Derivatives not designated as hedging instruments under SFAS No. 133
Natural Gas Contracts		$—	Accrued liabilities	$549
Heating Oil Contracts	Other current assets	118		—

Total derivatives not designated as hedging instruments as of June 28, 2009		$118		$549

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 28, 2009.

Tabular Disclosure of the Effect of Derivative Instruments for the Six Months Ended June 28, 2009

Gain/(Loss)

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Recognized in AOCI on Derivative (Effective Portion)	Effective portion reclassified from AOCI to:	Reclassified from AOCI into Earnings (Effective Portion)	Ineffective portion reclassified from AOCI to:	Recognized in Earnings on Derivative (Ineffective Portion)
Interest Rate Contracts	$(1,097)	Interest expense	$(4,471)	Interest expense	$—
Foreign Exchange Contracts	(1,588)	Cost of products sold	955	Cost of products sold	33

Three months ended June 28, 2009	$(2,685)		$(3,516)		$33

Interest Rate Swaps	$(9,696)	Interest expense	$(9,328)	Interest expense	$—
Foreign Exchange Derivative Contracts	(1,210)	Cost of products sold	2,098	Cost of products sold	33

Six months ended June 28, 2009	$(10,906)		$(7,230)		$33

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133	Recognized in Earnings on:	Recognized in Earnings on Derivative
Natural Gas Contracts	Cost of products sold	$(95)
Heating Oil Contracts	Cost of products sold	157

Three months ended June 28, 2009		$62

Natural Gas Contracts	Cost of products sold	$(1,183)
Heating Oil Contracts	Cost of products sold	124

Six months ended June 28, 2009		$(1,059)

Credit-risk-related Contingent Features

The Company has an agreement with Barclays that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of June 28, 2009, the fair value of interest rate swaps in a net liability position related to these agreements was $17,073, which includes accrued interest of $1,054 but excludes any adjustment for nonperformance risk of $1,367. For the same counterparty, the fair value of foreign exchange derivative contracts in a net liability position related to these agreements was $140, which excludes any adjustment for nonperformance risk of $45. For the same counterparty, the fair value of natural gas swaps in a net liability position related to these agreements was $549. If the Company breached any of these provisions, it could be required to settle its obligations under the agreements at their termination value of $17,762. As of June 28, 2009, the Company has not posted any collateral related to these agreements.

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

No single item individually or all in aggregate are material.

12.	Related Party Transactions

Advisory Agreement

At the closing of the Blackstone Transaction, the Company entered into an advisory agreement with an affiliate of The Blackstone Group pursuant to which such entity or its affiliates provide certain strategic and structuring advice and assistance to us. In addition, under this agreement, affiliates of The Blackstone Group provide certain monitoring, advisory and consulting services to the Company for an aggregate annual management fee equal to $2,500 for the year ended December 2007, and the greater of $2,500 or 1.0% of Consolidated EBITDA (as defined in the credit agreement governing the Company’s Senior Secured Credit Facility) for each year thereafter. Affiliates of Blackstone received reimbursement for out-of-pocket expenses incurred by them in connection with the Blackstone Transaction prior to the closing date and in connection with the provision of services pursuant to the agreement of merger. Expenses relating to the management fee were $623 and $1,268 in the three and six months ended June 28, 2009, respectively. Expenses relating to the management fee were $623 and $1,248 for the three and six months ended June 29, 2008, respectively. The Company reimbursed the Blackstone group out-of-pocket expenses $0 and $20 in three and six months ended June 28, 2009, respectively.

Supplier Costs

Graham Packaging, which is owned by affiliates of The Blackstone Group, supplies packaging for some of the Company’s products. Purchases from Graham Packaging were $1,727 and $3,442 for the three and six months ended June 28, 2009, respectively. Purchases from Graham Packaging were $3,141 and $6,631 for the three and six months ended June 29, 2008, respectively.

Customer Purchases

Performance Food Group, which is owned by affiliates of The Blackstone Group, is a food service supplier that purchases products from the Company. Sales to Performance Food Group were $1,276 and $2,671 in the three and six months ended June 28, 2009, respectively. Sales to Performance Food Group were $1,264 and $2,422 in the three and six months ended June 29, 2008, respectively.

Debt and Interest Expense

For the three and six months ended June 28, 2009, fees and interest expense recognized in the Consolidated Statement of Operations for debt to the related party Blackstone Advisors L.P. totaled $284 and $918, respectively. For the three and six months ended June 29, 2008, fees and interest expense recognized in the Consolidated Statement of Operations for debt to the related party Blackstone Advisors L.P. totaled $1,472 and $2,131, respectively.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

13.	Segments

The Company’s products and operations are managed and reported in two operating segments. The dry foods segment consists of the following reporting units: baking (Duncan Hines®), condiments (Vlasic®, Open Pit®), syrups (Mrs. Butterworth’s® and Log Cabin®) and canned meat (Armour®). The frozen foods segment consists of the following reporting units: frozen dinners and entrees (Hungry-Man®, Swanson® ), frozen seafood (Van de Kamp’s®, Mrs. Paul’s®), frozen breakfast (Aunt Jemima®), bagels (Lender’s®), and frozen pizza (Celeste®). Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management, finance and legal functions and, in 2008, the gain on litigation settlement.

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
SEGMENT INFORMATION
Net sales
Dry foods	$266,267	$235,094	$499,655	$431,797
Frozen foods	142,555	155,037	336,575	320,505

Total	$408,822	$390,131	$836,230	$752,302

Earnings (loss) before interest and taxes
Dry foods	$39,250	$27,401	$70,771	$59,921
Frozen foods	5,592	6,525	11,986	7,612
Unallocated corporate expenses	(6,052)	(2,786)	(9,643)	3,301

Total	$38,790	$31,140	$73,114	$70,834

Depreciation and amortization
Dry foods	$8,075	$7,471	$15,156	$14,466
Frozen foods	9,810	7,530	17,316	15,060

Total	$17,885	$15,001	$32,472	$29,526

Capital expenditures
Dry foods	$5,901	$2,306	$10,305	$4,545
Frozen foods	13,613	3,385	22,067	6,175

Total	$19,514	$5,691	$32,372	$10,720

GEOGRAPHIC INFORMATION
Net sales
United States	$404,627	$377,226	$829,378	$729,688
Canada	18,652	21,799	33,914	39,014
Intercompany	(14,457)	(8,894)	(27,062)	(16,400)

Total	$408,822	$390,131	$836,230	$752,302

	June 28, 2009	December 28, 2008
SEGMENT INFORMATION
Total assets
Dry foods	$1,724,733	$1,733,148
Frozen foods	903,227	895,408
Corporate	3,879	3,644

Total	$2,631,839	$2,632,200

GEOGRAPHIC INFORMATION
Long-lived assets
United States	$269,057	$260,758
Canada	40	40

Total	$269,097	$260,798

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

14.	Income Taxes

The Company’s liability for unrecognized tax benefits (“UTB”) as of June 28, 2009 is $505. The amount, if recognized, that would impact the effective tax rate as of June 28, 2009 was $505. The entire amount of the liability for UTB is recognized in Other long-term liabilities on the Consolidated Balance Sheet. Certain statutes of limitation may expire within the next twelve months that could cause a decrease in the UTB liability of approximately $73. The decrease, if realized, would be recorded as a benefit to the provision for income taxes.

15.	Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)), which replaces SFAS No. 141, “Business Combinations” (SFAS No. 141). SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. The adoption of SFAS 141(R) will have an impact on the Company’s accounting for future business combinations on a prospective basis once adopted; however, the materiality of that impact cannot be determined.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”— an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about derivative and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this statement in the first quarter of 2009 and has included enhanced disclosure in Note 10.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (FSP No. 157-4). FSP No. 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP No. 157-4 during the quarter ended June 28, 2009 and it did not have a material impact on the Company’s consolidated financial position or results of operations.

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-07, “Accounting for Defensive Intangible Assets” (EITF No. 08-7). EITF No. 08-7 provides guidance for accounting for defensive intangible assets subsequent to their acquisition in accordance with SFAS No. 141(R) and SFAS No. 157 including the estimated useful life that should be assigned to such assets. EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary-Impairments” (FSP No. FAS 115-2 and FAS 124-2). These pronouncements incorporate impairment guidance for debt securities from various sources of authoritative literature and clarifies the interaction of the factors that should be considered when applied prospectively beginning in the second quarter of 2009. Upon adoption during the quarter ended June 28, 2009, these pronouncements did not have a material impact to the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. It also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make for those events or transactions. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company adopted the new disclosure requirement in our June 28, 2009 Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities.” This statement clarifies the characteristics that identify a variable interest entity (VIE) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance. This statement requires the primary beneficiary assessment to be performed on a continuous basis. It also requires additional disclosures about an entity’s involvement with VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. SFAS No.167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating this new standard and anticipates that the statement will not have a material impact on the Company’s consolidated financial position or results of operations.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification” (SFAS No. 168). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). It establishes only two levels of U.S. Generally Accepted Accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

16.	Guarantor and Nonguarantor Statements

In connection with the Blackstone Transaction described in Note 1 and as a part of the related financings, the Company issued $325 million of 9.25% Senior Notes and $250 million ($199 million outstanding as of June 28, 2009) of 10.625% Senior Subordinated Notes in private placements pursuant to Rule 144A and Regulation S.

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

The following consolidating financial information presents:

(1)	(a) Consolidating balance sheets as of June 28, 2009 and December 28, 2008.

(b) The related consolidating statements of operations for the Company, all guarantor subsidiaries and the non- guarantor subsidiary for the following:

i.	Three months and six months ended June 28, 2009.

ii.	Three months and six months ended June 29, 2008.

(c) The related consolidating statements of cash flows for the Company, all guarantor subsidiaries and the non-guarantor subsidiary for the following:

i.	Six months ended June 28, 2009.

ii.	Six months ended June 29, 2008.

(2)	Elimination entries necessary to consolidate the Company with its guarantor subsidiaries and non-guarantor subsidiary.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidated Balance Sheet

June 28, 2009

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$5,564	$2,763	$—	$8,327
Accounts receivable, net	—	87,934	7,839	—	95,773
Intercompany accounts receivable	—	42,139	(366)	(41,773)	—
Inventories, net	—	181,275	3,983	—	185,258
Other current assets	2,284	4,147	1,533	—	7,964
Deferred tax assets	—	3,836	43	—	3,879

Total current assets	2,284	324,895	15,795	(41,773)	301,201
Plant assets, net	—	269,057	40	—	269,097
Investment in subsidiaries	1,389,129	4,705	—	(1,393,834)	—
Intercompany note receivable	710,339	—	—	(710,339)	—
Tradenames	—	910,112	—	—	910,112
Other assets, net	24,711	132,551	—	—	157,262
Goodwill	—	994,167	—	—	994,167

Total assets	$2,126,463	$2,635,487	$15,835	$(2,145,946)	$2,631,839

Current liabilities:
Short-term borrowings	$—	$—	$—	$—	$—
Current portion of long-term obligations	12,500	459	—	—	12,959
Accounts payable	—	80,723	1,439	—	82,162
Intercompany accounts payable	36,803	—	4,970	(41,773)	—
Accrued trade marketing expense	—	25,479	4,411	—	29,890
Accrued liabilities	18,551	52,126	310	—	70,987
Accrued income taxes	—	—	—	—	—

Total current liabilities	67,854	158,787	11,130	(41,773)	195,998
Long-term debt	1,739,625	1,443	—	—	1,741,068
Intercompany note payable	—	710,339	—	(710,339)	—
Pension and other postretirement benefits	—	38,172	—	—	38,172
Other long-term liabilities	14,652	3,688	—	—	18,340
Deferred tax liabilities	—	333,929	—	—	333,929

Total liabilities	1,822,131	1,246,358	11,130	(752,112)	2,327,507
Commitments and contingencies	—	—	—	—	—
Shareholder’s equity:
Pinnacle Common Stock, $.01 par value	—	—	—	—	—
Additional paid-in-capital	428,021	1,284,155	2,324	(1,286,479)	428,021
(Accumulated deficit) retained earnings	(76,865)	131,333	3,702	(135,035)	(76,865)
Accumulated other comprehensive (loss) income	(46,824)	(26,359)	(1,321)	27,680	(46,824)

Total shareholder’s equity	304,332	1,389,129	4,705	(1,393,834)	304,332

Total liabilities and shareholder’s equity	$2,126,463	$2,635,487	$15,835	$(2,145,946)	$2,631,839

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidated Balance Sheet

December 28, 2008

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$2,257	$2,004	$—	$4,261
Accounts receivable, net	—	86,860	5,311	—	92,171
Intercompany accounts receivable	—	166,077	761	(166,838)	—
Inventories, net	—	186,197	4,666	—	190,863
Other current assets	5,346	3,839	386	—	9,571
Deferred tax assets	—	3,644	—	—	3,644

Total current assets	5,346	448,874	13,128	(166,838)	300,510
Plant assets, net	—	260,758	40	—	260,798
Investment in subsidiaries	1,342,914	6,788	—	(1,349,702)	—
Intercompany note receivable	923,478	—	—	(923,478)	—
Tradenames	—	910,112	—	—	910,112
Other assets, net	26,964	139,649	—	—	166,613
Goodwill	—	994,167	—	—	994,167

Total assets	$2,298,702	$2,760,348	$13,168	$(2,440,018)	$2,632,200

Current liabilities:
Short-term borrowings	$26,000	$163	$—	$—	$26,163
Current portion of long-term obligations	12,500	250	—	—	12,750
Accounts payable	—	65,220	1,731	—	66,951
Intercompany accounts payable	166,456	—	382	(166,838)	—
Accrued trade marketing expense	—	29,203	4,090	—	33,293
Accrued liabilities	28,408	40,427	177	—	69,012
Accrued income taxes	—	20	—	—	20

Total current liabilities	233,364	135,283	6,380	(166,838)	208,189
Long-term debt	1,745,875	564	—	—	1,746,439
Intercompany note payable	—	923,478	—	(923,478)	—
Pension and other postretirement benefits	—	36,869	—	—	36,869
Other long-term liabilities	11,890	2,539	—	—	14,429
Deferred tax liabilities	—	318,701	—	—	318,701

Total liabilities	1,991,129	1,417,434	6,380	(1,090,316)	2,324,627
Commitments and contingencies					—
Shareholder’s equity:
Pinnacle Common Stock, $.01 par value
Additional paid-in-capital	427,323	1,284,155	2,324	(1,286,479)	427,323
Accumulated deficit (retained earnings)	(77,290)	84,386	4,967	(89,353)	(77,290)
Accumulated other comprehensive (loss) income	(42,460)	(25,627)	(503)	26,130	(42,460)

Total shareholder’s equity	307,573	1,342,914	6,788	(1,349,702)	307,573

Total liabilities and shareholder’s equity	$2,298,702	$2,760,348	$13,168	$(2,440,018)	$2,632,200

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Operations

For the three months ended June 28, 2009

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$—	$404,627	$18,652	$(14,457)	$408,822
Cost of products sold	2	315,923	16,510	(14,283)	318,152

Gross profit	(2)	88,704	2,142	(174)	90,670
Operating expenses
Marketing and selling expenses	47	29,175	1,380	—	30,602
Administrative expenses	795	14,571	608	—	15,974
Research and development expenses	5	1,102	—	—	1,107
Intercompany royalties	—	—	15	(15)	—
Intercompany technical service fees	—	—	159	(159)	—
Other (income) expense, net	—	4,197	—	—	4,197
Equity in (earnings) loss of investees	(25,906)	15	—	25,891	—

Total operating expenses	(25,059)	49,060	2,162	25,717	51,880

Earnings (loss) before interest and taxes	25,057	39,644	(20)	(25,891)	38,790
Intercompany interest (income) expense	(6,101)	6,101	—	—	—
Interest expense	28,633	24	1	—	28,658
Interest income	—	9	—	—	9

Earnings (loss) before income taxes	2,525	33,528	(21)	(25,891)	10,141
Provision for income taxes	—	7,622	(6)	—	7,616

Net earnings (loss)	$2,525	$25,906	$(15)	$(25,891)	$2,525

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Operations

For the six months ended June 28, 2009

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$—	$829,378	$33,914	$(27,062)	$836,230
Cost of products sold	37	653,721	31,102	(26,715)	658,145

Gross profit	(37)	175,657	2,812	(347)	178,085
Operating expenses
Marketing and selling expenses	94	61,606	3,257	—	64,957
Administrative expenses	1,597	26,804	1,102	—	29,503
Research and development expenses	10	2,107	—	—	2,117
Intercompany royalties	—	—	30	(30)	—
Intercompany technical service fees	—	—	317	(317)	—
Other (income) expense, net	—	8,394	—	—	8,394
Equity in (earnings) loss of investees	(46,947)	1,265	—	45,682	—

Total operating expenses	(45,246)	100,176	4,706	45,335	104,971

Earnings (loss) before interest and taxes	45,209	75,481	(1,894)	(45,682)	73,114
Intercompany interest (income) expense	(13,571)	13,571	—	—	—
Interest expense	58,355	(88)	1	—	58,268
Interest income	—	10	3	—	13

Earnings (loss) before income taxes	425	62,008	(1,892)	(45,682)	14,859
Provision for income taxes	—	15,061	(627)	—	14,434

Net earnings (loss)	$425	$46,947	$(1,265)	$(45,682)	$425

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Cash Flows

For the six months ended June 28, 2009

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net earnings (loss) from operations	$425	$46,947	$(1,265)	$(45,682)	$425
Non-cash charges (credits) to net earnings (loss)
Depreciation and amortization	—	32,465	7	—	32,472
Amortization of debt acquisition costs	2,367	—	—	—	2,367
Amortization of deferred mark-to-market adjustment on terminated swap	2,394	—	—	—	2,394
Change in value of financial instruments	(33)	143	—	—	110
Equity in loss (earnings) of investees	(46,947)	1,265	—	45,682	—
Stock-based compensation charges	—	453	—	—	453
Postretirement healthcare benefits	—	(13)	—	—	(13)
Pension expense	—	1,316	—	—	1,316
Other long-term liabilities	—	1,151	—	—	1,151
Other assets	—	(1,297)	—	—	(1,297)
Deferred income taxes	—	15,037	—	—	15,037
Changes in working capital
Accounts receivable	—	(1,074)	(2,204)	—	(3,278)
Intercompany accounts receivable/payable	(133,651)	127,913	5,738	—	—
Inventories	—	3,967	968	—	4,935
Accrued trade marketing expense	—	(3,725)	72	—	(3,653)
Accounts payable	—	13,494	1,439	—	14,933
Accrued liabilities	(8,751)	13,178	(2,952)	—	1,475
Other current assets	3,062	(3,328)	(1,166)	—	(1,432)

Net cash provided by operating activities	(181,134)	247,892	637	—	67,395

Cash flows from investing activities
Capital expenditures	—	(31,145)	—	—	(31,145)

Net cash used in investing activities	—	(31,145)	—	—	(31,145)

Cash flows from financing activities
Repayment of capital lease obligations	—	(138)	—	—	(138)
Borrowings under revolving credit facility	32,208	—	—	—	32,208
Repayments of revolving credit facility	(58,208)	—	—	—	(58,208)
Repayments of intercompany loans	213,139	(213,139)	—	—	—
Equity contributions	250	—	—	—	250
Reductions of equity contributions	(5)	—	—	—	(5)
Repayments of notes payable	—	(163)	—	—	(163)
Repayments of long term obligations	(6,250)	—	—	—	(6,250)

Net cash used in financing activities	181,134	(213,440)	—	—	(32,306)

Effect of exchange rate changes on cash	—	—	122	—	122
					—
Net change in cash and cash equivalents	—	3,307	759	—	4,066
Cash and cash equivalents - beginning of period	—	2,257	2,004	—	4,261

Cash and cash equivalents - end of period	$—	$5,564	$2,763	$—	$8,327

Supplemental disclosures of cash flow information:
Interest paid	$65,172	$(44)	$—	$—	$65,128
Interest received	—	10	3	—	13
Income taxes paid	—	193	385	—	578
Non-cash investing activity:
Capital lease activity	—	(1,227)	—	—	(1,227)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Cash Flows - Successor

For the six months ended June 29, 2008

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net (loss) earnings from operations	$(19,913)	$25,983	$3,289	$(29,272)	(19,913)
Non-cash charges (credits) to net (loss) earnings
Depreciation and amortization	—	29,519	7	—	29,526
Gain on litigation settlement	—	(9,988)	—	—	(9,988)
Amortization of debt acquisition costs	2,347	—	—	—	2,347
Change in value of financial instruments	—	(1,708)	—	—	(1,708)
Equity in (earnings) loss of investees	(25,983)	(3,289)	—	29,272	—
Stock-based compensation charges	—	461	—	—	461
Postretirement healthcare benefits	—	35	—	—	35
Pension expense	—	212	—	—	212
Other long-term liabilities	—	34	—	—	34
Deferred income taxes	—	14,193	—	—	14,193
Changes in working capital
Accounts receivable	577	495	141	—	1,213
Intercompany accounts receivable/payable	56,232	(51,636)	(4,596)	—	—
Inventories	—	15,753	1,839	—	17,592
Accrued trade marketing expense	—	5,046	441	—	5,487
Accounts payable	—	10,547	(135)	—	10,412
Accrued liabilities	(6,142)	(13,425)	(1,737)	—	(21,304)
Other current assets	(183)	260	305	—	382

Net cash provided by (used in) operating activities	6,935	22,492	(446)	—	28,981

Cash flows from investing activities
Capital expenditures	—	(10,719)	(1)	—	(10,720)

Net cash used in investing activities	—	(10,719)	(1)	—	(10,720)

Cash flows from financing activities
Repayment of capital lease obligations	—	(117)	—	—	(117)
Borrowings under revolving credit facility	5,000	—	—	—	5,000
Repayments of revolving credit facility	(5,000)	—	—	—	(5,000)
Equity contribution	124	—	—	—	124
Reduction of equity contributions	(105)	—	—	—	(105)
Debt acquisition costs	(704)	—	—	—	(704)
Repayments of notes payable	—	(1,218)	—	—	(1,218)
Repayments of long term obligations	(6,250)	—	—	—	(6,250)

Net cash used in financing activities	(6,935)	(1,335)	—	—	(8,270)

Effect of exchange rate changes on cash	—	—	(21)	—	(21)
Net change in cash and cash equivalents	—	10,438	(468)	—	9,970
Cash and cash equivalents - beginning of period	—	5,297	702	—	5,999

Cash and cash equivalents - end of period	$—	$15,735	$234	$—	15,969

Supplemental disclosures of cash flow information:
Interest paid	$79,155	$53	$—	$—	$79,208
Interest received	—	166	27	—	193
Income taxes paid	—	272	2,856	—	3,128

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading producer, marketer and distributor of high quality, branded food products, the results of which are managed and reported in two operating segments: dry foods and frozen foods. The dry foods segment consists of the following product lines (brands): baking (Duncan Hines®), condiments (Vlasic®, Open Pit®), syrup (Mrs. Butterworth’s® and Log Cabin®) and canned meat (Armour®). The frozen foods segment consists of the following product lines (brands): frozen dinners (Hungry-Man®, Swanson® ), frozen prepared seafood (Van de Kamp’s® and Mrs. Paul’s®), frozen breakfast (Aunt Jemima®), bagels (Lender’s®), and frozen pizza (Celeste®).

As previously disclosed on a Form 8-K, on July 13, 2009, we issued a press release announcing that Jeffrey P. Ansell left his position as Chief Executive Officer and as a Director of the Company to pursue other interests, in each case, effective July 10, 2009. The press release also announced that Robert J. Gamgort has been appointed as Chief Executive Officer and a Director, in each case, commencing on July 13, 2009. As a result of the change, we recorded a provision for severance in the amount of $2.4 million in Administrative expenses in the Consolidated Statement of Operations for the three and six months ended June 28, 2009.

We also announced that, effective July 13, 2009, Roger K. Deromedi, who served as our Executive Chairman of the Board of Directors, will become Non-Executive Chairman.

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

•

Consumer Tastes and Trends. Consumer trends, such as changing health trends and focus on convenience and products tailored for busy lifestyles, present both opportunities and challenges for our business. In order to maintain and grow our business, we must react to these trends by offering products that respond to evolving consumer needs. In the current economic climate, consumer behavior has shifted toward an increase in food consumption at home. Additionally, consumers are looking for value alternatives, which have caused a shifting from traditional retail grocery to mass merchandisers and the value channel.

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

Cost Factors

Our important costs include the following:

•

Raw materials, such as sugar, cucumbers, flour (wheat), corn, soybean oils, dairy products, poultry, beef, pork and seafood, among others, are available from numerous independent suppliers but are subject to price fluctuations due to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, weather conditions and insects, among others. We experienced a significant increase in inflation in 2008, particularly in wheat, corn and edible oils.

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

The following table reconciles shipments to net sales for the total company, the dry foods segment and the frozen foods segment for the three and six months ended June 28, 2009 and the three and six months ended June 29, 2008.

	Total		Dry Foods		Frozen Foods
	Three months Ended June 28, 2009	Three months Ended June 29, 2008	Three months Ended June 28, 2009	Three months Ended June 29, 2008	Three months Ended June 28, 2009	Three months Ended June 29, 2008
Shipments	$540.4	$501.5	$343.1	$295.6	$197.3	$205.9
Less: Aggregate trade marketing and consumer coupon redemption expenses	126.5	111.5	73.0	59.8	53.5	51.7
Less: Slotting expense	5.1	(0.1)	3.8	0.7	1.3	(0.8)

Net sales	$408.8	$390.1	$266.3	$235.1	$142.5	$155.0

	Total		Dry Foods		Frozen Foods
	Six months Ended June 28, 2009	Six months Ended June 29, 2008	Six months Ended June 28, 2009	Six months Ended June 29, 2008	Six months Ended June 28, 2009	Six months Ended June 29, 2008
Shipments	$1,101.3	$991.3	$633.7	$545.6	$467.6	$445.7
Less: Aggregate trade marketing and consumer coupon redemption expenses	256.6	230.3	129.2	112.4	127.4	117.9
Less: Slotting expense	8.5	8.7	4.8	1.4	3.7	7.3

Net sales	$836.2	$752.3	$499.7	$431.8	$336.5	$320.5

Consolidated statements of operations

The following tables set forth statement of operations data expressed in dollars and as a percentage of net sales.

	Three months ended				Six months ended
	June 28, 2009		June 29, 2008		June 28, 2009		June 29, 2008
Net sales	$408.8	100.0%	$390.1	100.0%	$836.2	100.0%	$752.3	100.0%
Cost of products sold	318.1	77.8%	303.1	77.7%	658.1	78.7%	589.8	78.4%

Gross profit	90.7	22.2%	87.0	22.3%	178.1	21.3%	162.5	21.6%
Operating expenses:
Marketing and selling expenses	30.6	7.5%	38.2	9.8%	65.0	7.8%	65.9	8.8%
Administrative expenses	16.0	3.9%	12.1	3.1%	29.5	3.5%	24.4	3.2%
Research and development expenses	1.1	0.3%	0.8	0.2%	2.1	0.3%	1.8	0.2%
Other expense (income), net	4.2	1.0%	4.8	1.2%	8.4	1.0%	(0.4)	-0.1%

Total operating expenses	$51.9	12.7%	$55.9	14.3%	$105.0	12.6%	$91.7	12.2%

Earnings before interest and taxes	$38.8	9.5%	$31.1	8.0%	$73.1	8.7%	$70.8	9.4%

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net sales
Dry foods	$266.3	$235.1	$499.7	$431.8
Frozen foods	142.5	155.0	336.5	320.5

Total	$408.8	$390.1	$836.2	$752.3

Earnings before interest and taxes
Dry foods	$39.2	$27.4	$70.7	$59.9
Frozen foods	5.6	6.5	12.0	7.6
Unallocated corporate expenses	(6.0)	(2.8)	(9.6)	3.3

Total	$38.8	$31.1	$73.1	$70.8

Depreciation and amortization
Dry foods	$8.1	$7.5	$15.2	$14.5
Frozen foods	9.8	7.5	17.3	15.0

Total	$17.9	$15.0	$32.5	$29.5

Three months ended June 28, 2009 compared to three months ended June 29, 2008

Net sales. Shipments in the three months ended June 28, 2009 were $540.4 million, an increase of $38.9 million, compared to shipments in the three months ended June 29, 2008 of $501.5 million. The $38.9 million increase in shipments includes a 6.6% weighted average selling price increase. Net sales in the three months ended June 28, 2009 were $408.8 million, an increase of $18.7 million or 4.8%, compared to net sales in the three months ended June 29, 2008 of $390.1 million. The increase in net sales was the result of an increase in shipments of $38.9 million less a $20.2 million increase in aggregate trade marketing and consumer coupon redemption expenses and slotting expenses. The 6.6% weighted average selling price increase combined with the higher rate of trade marketing and consumer coupon redemption expenses as a percentage of shipments results in an effective 4.8% weighted average net selling price increase. The stronger U.S. dollar versus the Canadian dollar reduced net sales by 0.8%.

Dry foods: Shipments in the three months ended June 28, 2009 were $343.1 million, an increase of $47.5 million. The increase was due to increases in sales of our Duncan Hines, Vlasic, and private label businesses. The $47.5 million increase in shipments includes a 7.8% weighted average selling price increase. Aggregate trade marketing and consumer coupon redemption expenses and slotting expenses increased $16.3 million. As a result, dry foods net sales increased $31.2 million, or 13.3%, for the three months ended June 28, 2009. The 7.8% weighted average selling price increase combined with the higher rate of trade marketing and consumer coupon redemption expenses as a percentage of shipments results in an effective 6.3% weighted average net selling price increase. The stronger U.S. dollar reduced net sales by 0.4%.

Frozen foods: Shipments in the three months ended June 28, 2009 were $197.3 million, a decrease of $8.6 million. The $8.6 million decrease in shipments is inclusive of a 4.7% weighted average selling price increase. The change was mainly driven by a decrease in sales of our Hungry-Man business, partially offset by an increase in our Seafood business. Aggregate trade and consumer coupon redemption expenses and slotting expenses increased $3.9 million in the three months ended June 28, 2009. As a result, frozen foods net sales decreased $12.5 million, or 8.1%, for the three months ended June 28, 2009. The 4.7% weighted average selling price increase combined with the higher rate of trade marketing and consumer coupon redemption expenses as a percentage of shipments results in an effective 2.1% weighted average net selling price increase. The stronger U.S. dollar reduced net sales by 1.5%.

Gross profit. Gross profit was $90.7 million, or 22.2% of net sales in the three months ended June 28, 2009, versus gross profit of $87.1 million, or 22.3% of net sales in the three months ended June 29, 2008. The principal driver of the decreased gross profit as a percent of net sales was an increased rate of aggregate trade marketing (including slotting) and consumer coupon redemption expenses that are classified as reductions to net sales. The change in these costs accounted for 2.1 percentage points of lower gross profit in 2009. Partially offsetting this 2.1 percentage point decrease was reduced freight and distribution expenses which accounted for a 1.8 percentage point improvement. Additionally, selling price increases in excess of higher raw material commodity costs, and, to a lesser extent, favorable mix increased gross margin by 0.2 percentage points.

Marketing and selling expenses. Marketing and selling expenses were $30.6 million, or 7.5% of net sales, in the three months ended June 28, 2009 compared to $38.2 million, or 9.8% of net sales, in the three months ended June 29, 2008. The decrease was principally due to lower advertising expense of $8.8 million, primarily in our syrup and Duncan Hines businesses, partially offset by higher market research spending. Advertising in our Duncan Hines business is expected to increase in the second half of 2009 compared to the second half of 2008.

Administrative expenses. Administrative expenses were $16.0 million, or 3.9% of net sales, in the three months ended June 28, 2009 compared to $12.1 million, or 3.1% of net sales, in the three months ended June 29, 2008. The principal drivers of the change for the three months ending June 28, 2009 are higher severance provisions, principally related to the departure of the former CEO, higher management bonus accruals, along with spending on additional capabilities, both in terms of headcount and outside services.

Research and development expenses. Research and development expenses were $1.1 million, or 0.3% of net sales, in the three months ended June 28, 2009 compared with $0.8 million, or 0.2% of net sales, in the three months ended June 29, 2008.

Other expense (income), net. The following table shows other expense (income), net:

	Three Months Ended
In Thousands	June 28, 2009	June 29, 2008
Other expense (income), net consists of:
Loss on litigation settlement	$—	$22
Amortization of intangibles/other assets	4,197	4,796
Royalty expense (income), net and other	—	(26)

Total other expense (income), net	$4,197	$4,792

Amortization was $4.2 million in the three months ended June 28, 2009 as compared to $4.8 million in the three months ended June 29, 2008.

Earnings before interest and taxes. Earnings before interest and taxes (EBIT) increased $7.7 million to $38.8 million in the three months ended June 28, 2009 from $31.1 million in EBIT in the three months ended June 29, 2008. This increase in EBIT resulted from a $11.8 million increase in dry foods EBIT, a $0.9 million decrease in frozen foods EBIT, and a $3.2 million increase in unallocated corporate expenses, principally driven by higher severance provisions, mainly related to the departure of the former CEO, and higher management bonus accruals.

Dry foods: Dry foods EBIT increased $11.8 million in the three months ended June 28, 2009, to $39.2 million from $27.4 million in the three months ended June 29, 2008. The dry foods EBIT increase of $11.8 million was principally driven by a 13.3% increase in net sales, which includes a $21.9 million impact of selling price increases on some of our brands. Additionally, reduced freight and distribution expenses and lower advertising expense contributed to the EBIT increase.

Frozen foods: Frozen foods EBIT decreased by $0.9 million in the three months ended June 28, 2009, to $5.6 million from $6.5 million in the three months ended June 29, 2008. The frozen foods EBIT decrease of $0.9 million was principally driven by a 8.1% decrease in net sales, which is net of a $6.4 million impact of selling price increases on some of our brands. This decline was partially offset by reduced freight and distribution expenses and lower advertising expense

Interest expense, net. Interest expense, net was $28.7 million in the three months ended June 28, 2009, compared to $36.1 million in the three months ended June 29, 2008.

Included in interest expense, net, for the three months ended June 28, 2009 is $1.1 million of amortization of the cumulative mark to market adjustment for an interest rate swap that was de-designated for swap accounting in the fourth quarter of 2008 and subsequently terminated. The counterparty to the interest rate swap was Lehman Brothers Special Financing (LBSF), a subsidiary of Lehman Brothers, and the hedge was de-designed for swap accounting at the time of LBSF’s bankruptcy filing. At that time of de-designation, the cumulative mark to market adjustment was $11.5 million. As of June 28, 2009, the remaining unamortized balance is $7.9 million.

Excluding the impact of the item in the previous paragraph, the decrease in interest expense, net, was $8.5 million, of which $8.3 million was attributable to lower interest rates on our bank borrowings, and $0.2 million of the decline was attributed to lower average bank debt levels. Included in the interest expense, net, amount was $3.4 million and $4.6 million for the three months ended June 28, 2009 and the three months ended June 29, 2008 respectively, recorded from losses on interest rate swap agreements, a net change of $1.2 million. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements are recorded as an adjustment to interest expense.

Provision for income taxes. The effective tax rate was 75.1% in the three months ended June 28, 2009, compared to -153.4% in the three months ended June 29, 2008. We maintain a full valuation allowance against net deferred tax assets excluding indefinite lived intangible assets, and the effective rate difference is primarily due to the change in the valuation allowance for the three-month period. Deferred tax liabilities are recognized for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets.

Under Internal Revenue Code Section 382, we are a loss corporation. Section 382 of the Code places limitations on our ability to use Aurora’s net operating loss carry-forward to offset our income. The annual net operating loss limitation is approximately $14 to 18 million subject to other rules and restrictions.

Six months ended June 28, 2009 compared to six months ended June 29, 2008

Net sales. Shipments in the six months ended June 28, 2009 were $1,101.3 million, an increase of $110.0 million, compared to shipments in the six months ended June 29, 2008 of $991.3 million. The $110.0 million increase in shipments includes a 7.4% weighted average selling price increase. Net sales in the six months ended June 28, 2009 were $836.2 million, an increase of $83.9 million or 11.2%, compared to net sales in the six months ended June 29, 2008 of $752.3 million. The increase in net sales was the result of an increase in shipments of $110.0 million less a $26.1 million increase in aggregate trade marketing and consumer coupon redemption expenses and slotting expenses. The 7.4% weighted average selling price increase combined with the higher rate of trade marketing and consumer coupon redemption expenses as a percentage of shipments results in an effective 7.2% weighted average net selling price increase. The stronger U.S. dollar versus the Canadian dollar reduced net sales by 0.9%.

Dry foods: Shipments in the six months ended June 28, 2009 were $633.7 million, an increase of $88.1 million. The increase was due to increases in sales of our Duncan Hines, private label, and Vlasic businesses. The $88.1 million increase in shipments includes a 8.5% weighted average selling price increase. Aggregate trade marketing and consumer coupon redemption expenses and slotting expenses increased $20.2 million in the six months ended June 28, 2009. As a result, dry foods net sales increased $67.9 million, or 15.7%, for the six months ended June 28, 2009. The 8.5% weighted average selling price increase combined with the lower rate of trade marketing and consumer coupon redemption expenses as a percentage of shipments results in an effective 8.8% weighted average net selling price increase. The stronger U.S. dollar reduced net sales by 0.4%.

Frozen foods: Shipments in the six months ended June 28, 2009 were $467.6 million, an increase of $21.9 million. The $21.9 million increase in shipments is inclusive of a 6.0% weighted average selling price increase. The change was mainly driven by an increase in sales in our Seafood business. Aggregate trade and consumer coupon redemption expenses and slotting expenses increased $5.9 million in the six months ended June 28, 2009. As a result, frozen foods net sales increased $16.0 million, or 5.0%, for the six months ended June 28, 2009. The 6.0% weighted average selling price increase combined with the higher rate of trade marketing and consumer coupon redemption expenses as a percentage of shipments results in an effective 4.7% weighted average net selling price increase. The stronger U.S. dollar reduced net sales by 1.5%.

Gross profit. Gross profit was $178.1 million, or 21.3% of net sales in the six months ended June 28, 2009, versus gross profit of $162.5 million, or 21.6% of net sales in the six months ended June 29, 2008. The principal driver of the decreased gross profit as a percent of net sales rate was higher raw material commodity costs (principally wheat, corn, edible oils, and to a lesser extent, dairy), in excess of selling price increases, which reduced gross margin by 2.0 percentage points. Somewhat offsetting this 2.0 percentage point decrease was reduced freight and distribution expenses accounting for a 1.7 percentage point improvement. The impact of the change in the rate of aggregate trade marketing (including slotting) and consumer coupon redemption expenses on the gross profit rate was insignificant in the six month period this year compared to that of the prior year.

Marketing and selling expenses. Marketing and selling expenses were $65.0 million, or 7.8% of net sales, in the six months ended June 28, 2009 compared to $65.9 million, or 8.8% of net sales, in the six months ended June 29, 2008. The decrease was principally due to lower advertising expense of $3.9 million, primarily in our Hungry-Man business, partially offset by volume related increases in selling commissions and higher marketing overhead expenses.

Administrative expenses. Administrative expenses were $29.5 million, or 3.5% of net sales, in the six months ended June 28, 2009 compared to $24.4 million, or 3.2% of net sales, in the six months ended June 29, 2008. The principal drivers of the change for the six months ending June 28, 2009 are higher severance provisions, principally related to the departure of the former CEO, and higher management bonus accruals, along with spending on additional capabilities, both in terms of headcount and outside services.

Research and development expenses. Research and development expenses were $2.1 million, or 0.3% of net sales, in the six months ended June 28, 2009 compared with $1.8 million, or 0.2% of net sales, in the six months ended June 29, 2008.

Other expense (income), net. The following table shows other expense (income), net:

In Thousands	June 28, 2009	June 29, 2008
Other expense (income), net consists of:
Restructuring and impairment charges	$—	$—
Gain on litigation settlement	—	(9,988)
Amortization of intangibles/other assets	8,394	9,592
Merger related costs	—	—
Royalty expense (income), net and other	—	7

Total other expense (income), net	$8,394	$(389)

In the six months ended June 29, 2008, we recorded the impact of the final settlement of litigation related to excess leverage fees incurred by Aurora under its credit agreement prior to its acquisition by us in 2004, resulting in a reduction of the accrued liability and a gain on litigation settlement of $10.0 million. Amortization was $8.4 million in the six months ended June 28, 2009 as compared to $9.6 million in the six months ended June 29, 2008.

Earnings before interest and taxes. Earnings before interest and taxes (EBIT) increased $2.3 million to $73.1 million in the six months ended June 28, 2009 from $70.8 million in EBIT in the six months ended June 29, 2008. This increase in EBIT resulted from a $10.8 million increase in dry foods EBIT, a $4.4 million increase in frozen foods EBIT, partially offset by a $12.9 million increase in unallocated corporate expenses. Unallocated corporate expenses increased due to the $10.0 million gain on litigation settlement in the six months ended June 29, 2008, and higher severance provisions, principally related to the departure of the former CEO, and higher management bonus accruals in the six months ended June 28, 2009.

Dry foods: Dry foods EBIT increased $10.8 million in the six months ended June 28, 2009, to $70.7 million from $59.9 million in the six months ended June 29, 2008. The dry foods EBIT increase of $10.8 million was principally driven by a 15.7% increase in net sales, which includes a $43.9 million impact of selling price increases on some of our brands. Additionally, reduced freight and distribution expenses and lower advertising expense contributed to the EBIT increase.

Frozen foods: Frozen foods EBIT increased by $4.4 million in the six months ended June 28, 2009, to $12.0 million from $7.6 million in the six months ended June 29, 2008. The frozen foods EBIT increase of $4.4 million was principally driven by a 5.0% increase in net sales, which includes a $19.2 million impact of selling price increases on some of our brands. Additionally, reduced freight and distribution expenses and lower advertising expense contributed to the EBIT increase.

Interest expense, net. Interest expense, net was $58.3 million in the six months ended June 28, 2009, compared to $74.9 million in the six months ended June 29, 2008.

Included in interest expense, net, for the six months ended June 28, 2009 is $2.4 million of amortization of the cumulative mark to market adjustment for an interest rate swap that was de-designated for swap accounting in the fourth quarter of 2008 and subsequently terminated. The counterparty to the interest rate swap was Lehman Brothers Special Financing (LBSF), a subsidiary of Lehman Brothers, and the hedge was de-designed for swap accounting at the time of LBSF’s bankruptcy filing. At that time of de-designation, the cumulative mark to market adjustment was $11.5 million. As of June 28, 2009, the remaining unamortized balance is $7.9 million.

Excluding the impact of the item in the previous paragraph, the decrease in interest expense, net, was $19.0 million, of which $18.2 million was attributable to lower interest rates on our bank borrowings, and $0.4 million of the decline was attributed to lower average bank debt levels. Included in the interest expense, net, amount was $6.9 million and $5.3 million for the six months ended June 28, 2009 and the six months ended June 29, 2008 respectively, recorded from losses on interest rate swap agreements, a net change of $1.6 million. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements are recorded as an adjustment to interest expense.

Provision for income taxes. The effective tax rate was 97.1% in the six months ended June 28, 2009, compared to -392.2% in the six months ended June 29, 2008. We maintain a full valuation allowance against net deferred tax assets excluding indefinite lived intangible assets, and the effective rate difference is primarily due to the change in the valuation allowance for the six-month period. Deferred tax liabilities are recognized for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets.

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

Statements of cash flows for the six months ended June 28, 2009 compared to six months ended June 29, 2008

Net cash provided by operating activities was $67.4 million for the six months ended June 28, 2009 and was the result of net earnings excluding non-cash charges and credits of $54.4 million and a decrease in working capital of $13.0 million. The seasonal decrease in working capital was primarily the result of a $14.9 million increase in accounts payable and a $4.9 million decrease in inventories. The increase in accounts payable and decrease in inventories were offset by a $3.7 million decrease in accrued trade marketing and a $3.3 million increase in accounts receivable that relates to higher sales as well as the timing of when those sales occurred. The aging of accounts receivable has remained unchanged from December. Net cash provided by operating activities was $29.0 million for the six months ended June 29, 2008. Net cash provided by operating activities during the six months ended June 29, 2008 was the result of net earnings excluding non-cash charges of $15.2 million and a decrease in working capital of $13.8 million. The decrease in working capital was primarily the result of a $17.6 million decrease in inventories that was due to the sell down of the seasonal build from December 2007, a $10.4 million increase in accounts payable consistent with seasonal trends, a $5.5 million increase in accrued trade marketing, including slotting, offsetting a $21.3 million decrease in accrued liabilities due to principally to the settlement of the lawsuit with R2 Top Hat, Ltd., as well as lower accrued interest. All other working capital accounts generated $1.7 million in cash.

Net cash used in investing activities was $31.1 and $10.7 million for the six months ended June 28, 2009 and June 29, 2008, respectively, which related entirely to capital expenditures.

Net cash used by financing activities was $32.3 million during the six months ended June 28, 2009. The usage primarily related to $26.0 million in net repayments of the Revolving Credit Facility and $6.3 million in repayments of the term loan. Net cash used by financing activities was $8.3 million during the six months ended June 29, 2008. The usage primarily related to $6.3 million in repayments of the term loan, $1.3 million in repayments of our notes payable and capital lease obligations and $0.7 million in debt acquisition costs.

The net of all activities resulted in an increase in cash of $4.1 million during the six months ended June 28, 2009 and a $10.0 million increase in cash during the six months ended June 29, 2008.

Debt

As part of the Blackstone Transaction as described in Note 1 to our Consolidated Financial Statements, we entered into a $1,375.0 million credit agreement (the “Senior Secured Credit Facility”) in the form of (i) Term Loans in an initial aggregate amount of $1,250.0 million and (ii) Revolving Credit Commitments in the initial aggregate amount of $125.0 million (the “Revolving Credit Facility”). The term loan matures April 2, 2014. The Revolving Credit Facility matures April 2, 2013. Borrowings outstanding under the Revolving Credit Facility as of December 28, 2008 totaled $26.0 million. There were no borrowings outstanding under the Revolving Credit Facility as of June 28, 2009.

Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings, has a total commitment within the Revolving Credit facility of $15.0 million and has not funded its portion on recent draws. We have no assurances that LCPI will participate in any future funding requests under the revolving credit facility. While we are exploring options to replace Lehman’s commitment within the facility, we cannot guarantee that we will be able to obtain such replacement loan commitments from other banks. However, based upon our projection of cash flows, we believe that we have sufficient liquidity to conduct our normal operations and do not believe that the potential reduction in available capacity under this revolving credit facility will have a material impact on our short-term or long-term liquidity.

The amount of the term loan that was owed to affiliates of The Blackstone Group as of June 28, 2009 and December 28, 2008, was $34.4 million and $34.6 million, respectively.

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

The obligations under the Credit Agreement are unconditionally and irrevocably guaranteed by each of our direct or indirect domestic subsidiaries (collectively, the “Guarantors”). In addition, the credit agreement is collateralized by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, each of our direct or indirect domestic subsidiaries and 65% of the capital stock of, or other equity interests in, our direct foreign subsidiary, or any of our domestic subsidiaries and (ii) certain of our tangible and intangible assets and those of the Guarantors (subject to certain exceptions and qualifications).

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility. For the three months and six months ended June 28, 2009, the weighted average interest rate on the term loan was 3.17% and 3.25%, respectively. For the three and six months ended June 29, 2008, the weighted average interest rate on the term loan was 5.47% and 6.48% , respectively. For the three and six months ended June 28, 2009, the weighted average interest rate on the Revolving Credit Facility was 3.30% and 3.29%, respectively. For the three and six months ended June 29, 2008, the weighted average interest rate on the Revolving Credit Facility was 6.77% and 7.16%, respectively. As of June 28, 2009 and June 29, 2008, the Eurodollar interest rate on the term loan facility was 3.07% and 5.41%, respectively.

We pay a fee for all outstanding letters of credit drawn against our Revolving Credit Facility at an annual rate equivalent to the Applicable Rate then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility agreement cannot exceed $25.0 million. As of June 28, 2009 and December 28, 2008, we had utilized $9.7 million and $15.2 million, respectively of the Revolving Credit Facility for letters of credit. As of June 28, 2009 there were no borrowings under the Revolving Credit Facility, so of the $125.0 million Revolving Credit Facility available, we had an unused balance of $115.3 million available for future borrowing and letters of credit. As of December 28, 2008 borrowings under the Revolving Credit Facility totaled $26.0 million, so of the $99.0 million Revolving Credit Facility available, we had an unused balance of $83.8 million available for future borrowing and letters of credit. The remaining amount that can be used for letters of credit as of June 28, 2009 and December 28, 2008 was $15.3 million and $9.8 million, respectively. If we are unsuccessful in replacing the commitment from LCPI, the amount available for future borrowings and letters of credit as of June 28, 2009 and December 28, 2008 would be $100.3 million and $68.8 million, respectively.

The term loan matures in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the term loan outstanding as of June 28, 2009 are $6.25 million in 2009, $12.5 million in 2010, $12.5 million in 2011, $12.5 million in 2012, $12.5 million in 2013 and $1,171.88 million thereafter.

On April 2, 2007, as part of the Blackstone Transaction, we issued $325.0 million of 9.25% Senior Notes (the “Senior Notes”) due 2015, and $250.0 million of 10.625% Senior Subordinated Notes (the “Senior Subordinated Notes”) due 2017. The Senior Notes are general unsecured obligations of ours, subordinated in right of payment to all of our existing and future senior secured indebtedness and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee our other indebtedness. The Senior Subordinated Notes are general unsecured obligations of ours, subordinated in right of payment to all of our existing and future senior indebtedness and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee our other indebtedness. See Note 16 of the Consolidated Financial Statements for Guarantor and Nonguarantor Financial Statements.

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

The estimated fair value of our long-term debt, including the current portion, as of June 28, 2009, is as follows:

	June 28, 2009
Issue	Recorded Amount	Fair Value
Senior secured credit facility - term loan	$1,228.1	$1,096.1
9.25% Senior notes	325.0	294.1
10.625% Senior subordinated notes	199.0	167.2

	$1,752.1	$1,557.4

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

EBITDA and Consolidated EBITDA do not represent net loss or earnings or cash flow from operations as those terms are defined by Generally Accepted Accounting Principles (“GAAP”) and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definitions of Consolidated EBITDA in the Senior Secured Credit Facility and the indentures allow us to add back certain non-cash, extraordinary, unusual or non-recurring cash charges that are deducted in calculating net loss or earnings. However, these are expenses that may recur, vary greatly and are difficult to predict. While EBITDA and Consolidated EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, they are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

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

The following table provides a reconciliation from our net earnings (loss) to EBITDA and Consolidated EBITDA for the six month periods ended June 28, 2009 and June 29, 2008 and the year ended December 28, 2008. The terms and related calculations are defined in the Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes.

	Six Months Ended June 28, 2009	Six Months Ended June 29, 2008	Year Ended December 28, 2008
Net earnings (loss)	$425	$(19,913)	$(28,581)
Interest expense, net	58,255	74,880	152,961
Income tax expense	14,434	15,867	27,036
Depreciation and amortization expense	32,472	29,526	62,509

EBITDA (unaudited)	$105,586	$100,360	$213,925

Non-cash items (a)	562	(11,361)	3,776
Non-recurring items (b)	3,521	1,281	2,653
Other adjustment items (c)	1,268	1,248	2,606
Net cost savings projected to be realized as a result of initiatives taken (d)	6,803	7,209	9,002

Consolidated EBITDA (unaudited)	$117,740	$98,737	$231,962

Last twelve months Consolidated EBITDA (unaudited)	$250,965

(a)	Non-cash items are comprised of the following:

	Six Months Ended June 28, 2009	Six Months Ended June 29, 2008	Year Ended December 28, 2008
Non-cash compensation charges (1)	$453	$461	$806
Unrealized losses or (gains) resulting from hedging activities (2)	109	(1,834)	(2,142)
Impairment charges or asset write-offs (3)	—	—	15,100
Non-cash gain on litigation settlement (4)	—	(9,988)	(9,988)

Total non-cash items	$562	$(11,361)	$3,776

(1)	For fiscal 2008 and the six months ended June 29, 2008 and June 28, 2009, represents non-cash compensation charges related to the granting of equity awards.

(2)	For fiscal 2008 and the six months ended June 29, 2008 and June 28, 2009, represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under natural gas, heating oil (2009) and foreign exchange swap contacts (2008).

(3)	For fiscal 2008, represents impairment charges for the Van de Kamp’s ($8.0 million), Mrs. Paul’s ($5.6 million), Lenders ($0.9 million) and Open Pit tradenames ($0.6 million).

(4)	For fiscal 2008 and the six months ended June 29, 2008, represents the excess of the accrued liability established in purchase accounting over the amount of the cash payment in the litigation settlement described in Note 5 to our consolidated financial statements.

(b)	Non-recurring items are comprised of the following:

	Six Months Ended June 28, 2009	Six Months Ended June 29, 2008	Year Ended December 28, 2008
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$199	$215	$671
Restructuring charges, integration costs and other business optimization expenses (2)	422	386	1,015
Employee severance	2,900	680	967

Total non-recurring items	$3,521	$1,281	$2,653

(1)	For fiscal 2008 and the six months ended June 29, 2008 and June 28, 2009, represents additional costs related to the Blackstone Transaction, primarily legal fees.

(2)	For the six months ended June 29, 2008, represents expenses incurred to reconfigure the freezer space in our Mattoon warehouse. For the six months ended June 28, 2009 represents consultant expense incurred to execute labor and yield savings in our plants. For fiscal 2008, represents both the configuration of freezer space in our Mattoon warehouse, as well as consultant expense incurred to execute labor and yield savings in our plants.

(3)	For the six months ended June 28, 2009, represents severance provisions, principally related to the departure of the former CEO.

(c)	Other adjustment items are comprised of the following:

	Six Months Ended June 28, 2009	Six Months Ended June 29, 2008	Year Ended December 28, 2008
Management, monitoring, consulting and advisory fees (1)	$1,268	$1,248	$2,606

Total other adjustments	$1,268	$1,248	$2,606

(1)	For fiscal 2008 and the six months ended June 29, 2008 and June 28, 2009, represents management/advisory fees and expenses paid to Blackstone.

(d)	Net cost savings projected to be realized as a result of initiatives taken:

	Six Months Ended June 28, 2009	Six Months Ended June 29, 2008	Year Ended December 28, 2008
Productivity initiatives in our manufacturing facilities, freight and distribution systems and purchasing programs (1)	$6,803	$7,209	$9,002

Total net cost savings projected to be realized as a result of initiatives taken	$6,803	$7,209	$9,002

(1)	For fiscal 2008 and the six months ended June 29, 2008 and June 28, 2009, represents net cost savings projected to be realized as a result of specified actions taken or initiated, net of the amount of actual benefits realized. Such savings primarily relate to productivity initiatives in our manufacturing facilities, our freight and distribution systems, and our purchasing programs.

Our covenant requirements and actual ratios for the twelve months ended June 28, 2009 are as follows:

	Covenant Requirement	Actual Ratio
Senior Secured Credit Facility
Senior Secured Leverage Ratio (1)	5.75:1	4.86
Total Leverage Ratio (2)	Not applicable	6.96

Senior Notes and Senior Subordinated Notes (3)
Minimum Consolidated EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00:1	1.80

(1)	Pursuant to the terms of the Senior Secured Credit Facility, if at any time there are borrowings outstanding under the Revolving Credit Facility in an aggregate amount greater than $10.0 million, we are required to maintain a consolidated total senior secured debt to Consolidated EBITDA ratio for the most recently concluded four consecutive fiscal quarters (the “Senior Secured Leverage Ratio”) less than a ratio starting at a maximum of 7.00:1 at September 30, 2007 and stepping down over time to 4.00:1 on March 31, 2011. Consolidated total senior secured debt is defined as our aggregate consolidated secured indebtedness less the aggregate amount of all unrestricted cash and cash equivalents.

(2)	The Total Leverage Ratio is not a financial covenant but is used to determine the applicable rate under the Senior Secured Credit Facility. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Consolidated EBITDA.

(3)	Our ability to incur additional debt and make certain restricted payments under the indentures governing the Senior Notes and Senior Subordinated Notes, subject to specified exceptions, is tied to a Consolidated EBITDA to fixed charges ratio of at least 2.0:1, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to (i) incur up to $1,600.0 million under credit facilities (as of June 28, 2009, we had $1,228.1 million in outstanding term loans and an unused balance of $115.3 million under the revolving credit facility, not taking into account Lehman Commercial Paper Inc’s. commitment of $15.0 million for the revolving credit facility as a result of their bankruptcy), (ii) incur up to $150.0 million under the general exception to the debt covenant, (iii) make investments in similar businesses having an aggregate fair market value not to exceed 3.0% of our total assets, (iv) make additional investments having an aggregate fair market value not to exceed 4.0% of our total assets and (v) make other restricted payments in an aggregate amount not to exceed 2.0% of our total assets.

(4)	Fixed charges is defined in the indentures governing the Senior Notes and Senior Subordinated Notes as (i) consolidated interest expense (excluding specified items) plus consolidated capitalized interest less consolidated interest income, plus (ii) cash dividends and distributions paid on preferred stock or disqualified stock.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)), which replaces SFAS No. 141, “Business Combinations” (SFAS No. 141). SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. The adoption of SFAS 141(R) will have an impact on our accounting for future business combinations on a prospective basis once adopted; however, the materiality of that impact cannot be determined.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”— an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about derivative and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted this statement in the first quarter of 2009 and it has not had any impact on the reporting of our financial position or results of operation.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (FSP No. 157-4). FSP No. 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009. We adopted FSP No. 157-4 during the quarter ended June 28, 2009 and it did not have a material impact on our consolidated financial position or results of operations.

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-07, “Accounting for Defensive Intangible Assets” (EITF No. 08-7). EITF No. 08-7 provides guidance for accounting for defensive intangible assets subsequent to their acquisition in accordance with SFAS No. 141(R) and SFAS No. 157 including the estimated useful life that should be assigned to such assets. EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

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

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary-Impairments” (FSP No. FAS 115-2 and FAS 124-2). These pronouncements incorporate impairment guidance for debt securities from various sources of authoritative literature and clarifies the interaction of the factors that should be considered when applied prospectively beginning in the second quarter of 2009. Upon adoption during the quarter ended June 28, 2009, these pronouncements did not have a material impact on our consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. It also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make for those events or transactions. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. We adopted the new disclosure requirement in our June 28, 2009 Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities.” This statement clarifies the characteristics that identify a variable interest entity (VIE) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance. This statement requires the primary beneficiary assessment to be performed on a continuous basis. It also requires additional disclosures about an entity’s involvement with VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. SFAS No.167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating this new standard and anticipate that the statement will not have a material impact on our consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification” (SFAS No. 168). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). It establishes only two levels of U.S. Generally Accepted Accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

As of June 28, 2009 we had the following interest rate swaps (in aggregate) that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notational Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	8	$688.8 million	1.43% - 3.33%	USD-LIBOR-BBA	Oct 2008 - Mar 2009	Jan 2011 - July 2012

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive (loss) income (“AOCI”) on the Consolidated Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 28, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly as Interest expense in the Consolidated Statement of Operations. There was no hedge ineffectiveness on interest rate cash flow hedges recognized in the three and six months ended June 28, 2009.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Due to the counterparty bank declaring bankruptcy in October 2008, we discontinued prospectively the hedge accounting on its interest rate derivatives with Lehman Brothers Speciality Financing on the bankruptcy date as those hedging relationships no longer met the strict hedge accounting requirements of SFAS No. 133. We terminated these positions during the fourth quarter of 2008. In accordance with Derivatives Implementation Group (DIG) Issue No. G3, we continue to report the net gain or loss related to the discontinued cash flow hedge in AOCI is expected to be reclassified into earnings during the original contractual terms of the derivative agreements as the hedged interest payments are expected to occur as forecasted. For the three and six months ended June 28, 2009, $1.1 million and $2.4 million, respectively, was reclassified as an increase to interest expense. During the twelve months ending June 27, 2010, we estimate that an additional $15.9 million will be reclassified as an increase to Interest expense.

Cash Flow Hedges of Foreign Exchange Risk

Our operations in Canada have exposed us to changes in the US Dollar – Canadian Dollar (USD-CAD) foreign exchange rate. From time to time, our Canadian subsidiary purchases inventory denominated in US Dollar (USD), a currency other than their functional currency. Our subsidiary sells that inventory in Canadian dollars. Our subsidiary uses currency forward and collar agreements to manage our exposure to fluctuations in the USD-CAD exchange rate. Currency forward agreements involve fixing the USD-CAD exchange rate for delivery of a specified amount of foreign currency on a specified date. Currency collar agreements involve the sale of Canadian Dollar (CAD) currency in exchange for receiving US dollars if exchange rates rise above an agreed upon rate and sale of USD currency in exchange for receiving CAD dollars if exchange rates fall below an agreed upon rate at specified dates.

As of June 28, 2009, we had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notational Sold in Aggregate	Notational Purchased in Aggregate	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	30	$34.8 million CAD	$31.8 million USD	.9702-1.2125	Oct 2007 - May 2009	May 2009 - Dec 2010
CAD Collar	12	$12.0 million CAD	$10.6 million USD	1.13	May 2009	Jan 2010 - Dec 2010

The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI on the Consolidated Balance Sheet and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, are recognized directly in Cost of products sold in the Consolidated Statement of Operations. Hedge ineffectiveness on foreign exchange cash flow hedges amounted to a gain of less than $0.1 million in the three and six months ended June 28, 2009.

Non-designated Hedges of Commodity Risk

Derivatives not designated as hedges are not speculative and are used to manage our exposure to commodity price risk but do not meet the strict hedge accounting requirements of SFAS No. 133. From time to time, we enter into natural gas commodity forward contracts to fix the price of natural gas and heating oil purchases at a future delivery date. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in Cost of products sold in the Consolidated Statement of Operations.

As of June 28, 2009, we had the following natural gas swaps (in aggregate) and heating oil swaps that were not designated as hedges in qualifying hedging relationships:

Product	Number of Instruments	Notational Amount	Price	Trade Dates	Maturity Dates
Natural Gas Swap	5	90,000 - 145,160 MMBTU’s	$5.27-$6.50 per MMBTU	Nov - Mar 2009	Mar - June 2010
Heating Oil Swap	1	9,000 BBL’s	$45.15 per BBL	Mar 2009	Dec 2009

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 28, 2009.

	Tabular Disclosure of Fair Values of Derivative Instruments
(in millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133
Interest Rate Contracts		$—	Other long-term liabilities	$14.7
Foreign Exchange Contracts	Other current assets	2.2	Accrued liabilities	0.2
Foreign Exchange Contracts	Other assets, net	0.1		—

Total derivatives designated as hedging instruments as of June 28, 2009		$2.3		$14.9

Derivatives not designated as hedging instruments under SFAS No. 133
Natural Gas Contracts		$—	Accrued liabilities	$0.5
Heating Oil Contracts		0.1	Accrued liabilities	—

Total derivatives not designated as hedging instruments as of June 28, 2009		$0.1		$0.5

The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 28, 2009.

Tabular Disclosure of the Effect of Derivative Instruments for the Six Months Ended June 28, 2009

(in millions)

Gain/(Loss)

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Recognized in AOCI on Derivative (Effective Portion)	Effective portion reclassified from AOCI to:	Reclassified from AOCI into Earnings (Effective Portion)	Ineffective portion reclassified from AOCI to:	Recognized in Earnings on Derivative (Ineffective Portion)
Interest Rate Contracts	$(1.1)	Interest expense	$(2.2)	Interest expense	$—
Foreign Exchange Contracts	(1.6)	Cost of products sold	1.0	Cost of products sold	—

Three months ended June 28, 2009	$(2.7)		$(1.2)		$—

Interest Rate Contracts	$(9.7)	Interest expense	$(7.0)	Interest expense	$—
Foreign Exchange Contracts	(1.2)	Cost of products sold	2.1	Cost of products sold	—

Six months ended June 28, 2009	$(10.9)		$(4.9)		$—

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133	Recognized in Earnings on:	Recognized in Earnings on Derivative
Natural Gas Contracts	Cost of products sold	$(0.1)
Heating Oil Contracts	Cost of products sold	0.2

Three months ended June 28, 2009		$0.1

Natural Gas Contracts	Cost of products sold	$(1.2)
Heating Oil Contracts	Cost of products sold	0.1

Six months ended June 28, 2009		$(1.1)

Credit-risk-related Contingent Features

We have an agreement with Barclays that contains a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.

As of June 28, 2009, the fair value of interest rate swaps in a net liability position related to these agreements was $17.1 million, which includes accrued interest of $1.1 million but excludes any adjustment for nonperformance risk of $1.4 million. For the same counterparty, the fair value of foreign exchange derivative contracts in a net liability position related to these agreements was $0.1 million, which excludes any adjustment for nonperformance risk of less than $0.1 million. For the same counterparty, the fair value of natural gas swaps in a net liability position related to these agreements was $0.6 million. If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $17.8 million. As of June 28, 2009, we have not posted any collateral related to these agreements.

ITEM 4:	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2009. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective.

In addition, there was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

None

ITEM 1A:	RISK FACTORS

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 28, 2008.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:	OTHER INFORMATION

None

ITEM 6:	EXHIBITS

Exhibit Number	Description of exhibit

2.1	Agreement and Plan of Merger, dated as of February 10, 2007, by and among Crunch Holding Corp., Peak Holdings LLC and Peak Acquisition Corp. (previously filed as Exhibit 2.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

2.2	Agreement and Plan of Reorganization and Merger, by and between Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003 (previously filed as Exhibit 2.1 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.3	Amendment No. 1, dated January 8, 2004, to the Agreement and Plan of Reorganization and Merger, by and between Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003 (previously filed as Exhibit 2.2 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.4	Agreement and Plan of Merger, dated March 19, 2004, by and between Aurora Foods, Inc. and Pinnacle Foods Holding Corporation (previously filed as Exhibit 2.3 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.5	Asset Purchase Agreement, dated March 1, 2006, by and between The Dial Corporation and Pinnacle Foods Groups Inc. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Group Inc. filed with the SEC on March 1, 2006 (Commission File Number: 333-118390), and incorporated herein by reference).

3.1	Pinnacle Foods Finance LLC Certificate of Formation (previously filed as Exhibit 3.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.2	Pinnacle Foods Finance LLC Amended and Restated Limited Liability Company Agreement, dated as of April 2, 2007 (previously filed as Exhibit 3.2 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.3	Pinnacle Foods Finance Corp. Certificate of Incorporation (previously filed as Exhibit 3.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.4	Pinnacle Foods Finance Corp. Bylaws (previously filed as Exhibit 3.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.5	Pinnacle Foods Group LLC Certificate of Formation (previously filed as Exhibit 3.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.6	Pinnacle Foods Group LLC Limited Liability Company Agreement (previously filed as Exhibit 3.6 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.7	Pinnacle Foods International Corp. Certificate of Incorporation. (previously filed as Exhibit 3.7 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.8	Pinnacle Foods International Corp. Bylaws. (previously filed as Exhibit 3.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.9	State of Delaware Certificate of Conversion, dated September 25, 2007, converting Pinnacle Foods Group Inc. from a Corporation to a Limited Liability Company (previously filed as Exhibit 3.9 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.1	Senior Notes Indenture, dated as of April 2, 2007, among the Issuers, the Guarantors and the Trustee (previously filed as Exhibit 4.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.2	Senior Subordinated Notes Indenture, dated as of April 2, 2007, among the Issuers, the Guarantors and the Trustee (previously filed as Exhibit 4.2 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.3	Registrations Rights Agreement, dated as of April 2, 2007, among the Issuers, the Guarantors and Lehman Brothers Inc. and Goldman, Sachs & Co. (previously filed as Exhibit 4.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.4	Form of Rule 144A Global Note, 9.25% Senior Notes due 2015 (previously filed as Exhibit 4.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.5	Form of Regulation S Global Note, 9.25% Senior Notes due 2015 (previously filed as Exhibit 4.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.6	Form of Rule 144A Global Note, 10.625% Senior Subordinated Notes due 2017 (previously filed as Exhibit 4.6 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.7	Form of Regulation S Global Note, 10.625% Senior Subordinated Notes due 2017 (previously filed as Exhibit 4.7 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.8	Credit Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Lehman Commercial Paper Inc., Goldman Sachs Credit Partners L.P. and other lenders party hereto (previously filed as Exhibit 4.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.9	Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.9 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.10	Guaranty, dated as of April 2, 2007, among Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.10 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.11	Intellectual Property Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.11 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.3+	Employment Agreement, dated April 2, 2007 (Jeffrey P. Ansell) (previously filed as Exhibit 10.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.4+	Employment Agreement, dated April 2, 2007 (Craig Steeneck) (previously filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.5+	Director Service Agreement, dated April 2, 2007 (Roger Deromedi) (previously filed as Exhibit 10.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.6	Transaction and Advisory Fee Agreement, dated as of April 2, 2007, between Peak Finance LLC and Blackstone Management Partners V L.L.C. (previously filed as Exhibit 10.6 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.7	Trademark License Agreement by and between The Dial Corporation and Conagra, Inc., dated July 1, 1995 (previously filed as Exhibit 10.33 to the Annual Report on Form 10-K of Pinnacle Foods Group Inc. for the fiscal year ended December 25, 2005 (Commission File Number: 333-118390), and incorporated herein by reference).

10.8	Tax Sharing Agreement, dated as of November 25, 2003, by and among Crunch Holding Corp., Pinnacle Foods Holding Corporation, Pinnacle Foods Corporation, Pinnacle Foods Management Corporation, Pinnacle Foods Brands Corporation, PF Sales (N. Central Region) Corp., PF Sales, LLC, PF Distribution, LLC, PF Standards Corporation, Pinnacle Foods International Corp., Peak Finance Holdings LLC, Pinnacle Foods Finance Corp., Pinnacle Foods Finance LLC and Pinnacle Foods Group LLC (previously filed as Exhibit 10.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.9	Lease, dated May 23, 2001, between Brandywine Operating Partnership, L.P. and Pinnacle Foods Corporation (Cherry Hill, New Jersey) (previously filed as Exhibit 10.25 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.10	Lease, dated August 10, 2001, between 485 Properties, LLC and Pinnacle Foods Corporation (Mountain Lakes, New Jersey); Amendment No. 1, dated November 23, 2001; Amendment No. 2, dated October 16, 2003 (previously filed as Exhibit 10.26 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.11	Swanson Trademark License Agreement (U.S.) by and between CSC Brands, Inc. and Vlasic International Brands Inc., dated as of March 24, 1998 (previously filed as Exhibit 10.27 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-1183900), and incorporated herein by reference).

10.12	Swanson Trademark License Agreement (Non-U.S.) by and between Campbell Soup Company and Vlasic International Brands Inc., dated as of March 26, 1998 (previously filed as Exhibit 10.28 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.13	Technology Sharing Agreement by and between Campbell Soup Company and Vlasic Foods International Inc., dated as of March 26, 1998 (previously filed as Exhibit 10.29 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.14	Amendment to Lease Agreement, dated February 10, 2007 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Group Inc. filed with the SEC on February 15, 2007 (Commission File Number: 333-118390), and incorporated herein by reference).

10.15	Securityholders Agreement, dated as of April 2, 2007, among Peak Holdings LLC and the other parties hereto (previously filed as Exhibit 10.15 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.16+	Peak Holdings LLC 2007 Unit Plan, effective as of April 2, 2007 (previously filed as Exhibit 10.16 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.17+	Peak Holdings LLC Form of Award Management Unit Subscription Agreement (previously filed as Exhibit 10.17 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.18	Securityholders Agreement, dated as of September 21, 2007 among Crunch Holding Corp. and the other parties hereto (previously filed as Exhibit 10.18 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.19+	Crunch Holding Corp. 2007 Stock Incentive Plan, effective as of August 8, 2007 (previously filed as Exhibit 10.19 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.20+	Crunch Holding Corp. 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.20 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.21	Trademark License Agreement, dated as of July 9, 1996, by and between The Quaker Oats Company, The Quaker Oats Company of Canada Limited and Van de Kamp’s, Inc. (previously filed as Exhibit 10.21 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.22+	Enhanced Target Annual Bonus letter, dated June 11, 2007 (Craig Steeneck) (previously filed as Exhibit 10.22 to the Registration Statement on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.23+	Supplemental Peak Holdings LLC Management Unit Subscription Agreement, dated June 11, 2007 (Craig Steeneck) (previously filed as Exhibit 10.23 to the Registration Statement on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.24+	Modification of the Enhanced Target Annual Bonus letter, dated February 27, 2009 (Craig Steeneck) (previously filed as Exhibit 10.24 to the Registration Statement on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.25+	Modification of the supplemental Peak Holdings LLC Management Unit Subscription Agreement, dated February 27, 2009 (Craig Steeneck) (previously filed as Exhibit 10.25 to the Registration Statement on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.26+	Modification of the Peak Holdings LLC Form of Award Management Unit Subscription Agreement (previously filed as Exhibit 10.26 to the Registration Statement on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.27+	Modification of the Crunch Holding Corp. 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.27 to the Registration Statement on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.28+	Employment offer letter, dated December 11, 2003 (Chris Kiser) (previously filed as Exhibit 10.28 to the Registration Statement on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.29+	Severance benefit letter, dated October 7, 2008 (Chris Kiser) (previously filed as Exhibit 10.29 to the Registration Statement on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.30+	Employment offer letter dated May 25, 2001 (Lynne M. Misericordia) (previously filed as Exhibit 10.30 to the Registration Statement on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.31+	Employment offer letter dated May 25, 2001 (M. Kelley Maggs) (previously filed as Exhibit 10.31 to the Registration Statement on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.32+	Separation Agreement, dated July 31, 2009 (Jeffrey P. Ansell).

10.33+	Employment Agreement, dated July 13, 2009 (Robert J. Gamgort).

10.34+	Peak Holdings LLC Management Unit Subscription Agreement, dated July 13, 2009 (Robert J. Gamgort).

10.35+	Amendment to Director Services Agreement, dated July 31, 2009 (Roger Deromedi).

24.1	Power of Attorney (included in signature page) (previously filed as Exhibit 24.1 to the Registration Statement on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

+	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

(A)	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Form 10-Q and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FOODS FINANCE LLC

By:	/s/ CRAIG STEENECK
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (acting in both his capacity as authorized signatory on behalf of the registrant and as principal financial officer)
Date:	August 12, 2009