Form 10-Q
period 2009-09-27
Pinnacle Foods Finance LLC
filed 2009-11-10
CIK 1420566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 333-148297

Pinnacle Foods Finance LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8720036 (I.R.S. Employer Identification No.)

1 Old Bloomfield Avenue Mt. Lakes, New Jersey (Address of Principal Executive Offices)	07046 (Zip Code)

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

Yes  ☐    No  ☑

As of November 10, 2009, there were outstanding 100 shares of common stock, par value $0.01 per share, of the Registrant.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

Unaudited consolidated financial statements begin on the following page

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(thousands of dollars)

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net sales	$394,185	$389,228	$1,230,415	$1,141,530
Cost of products sold	298,606	303,986	956,751	893,798

Gross profit	95,579	85,242	273,664	247,732
Operating expenses
Marketing and selling expenses	26,052	22,284	91,009	88,160
Administrative expenses	17,535	12,411	47,038	36,781
Research and development expenses	1,158	778	3,275	2,577
Other expense (income), net	4,197	4,795	12,591	4,406

Total operating expenses	48,942	40,268	153,913	131,924

Earnings before interest and taxes	46,637	44,974	119,751	115,808
Interest expense	28,315	35,907	86,583	110,980
Interest income	21	60	34	253

Earnings before income taxes	18,343	9,127	33,202	5,081
Provision for income taxes	7,950	7,708	22,384	23,575

Net earnings (loss)	$10,393	$1,419	$10,818	$(18,494)

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(thousands of dollars)

	September 27, 2009	December 28, 2008
Current assets:
Cash and cash equivalents	$2,583	$4,261
Accounts receivable, net	110,060	92,171
Inventories, net	201,228	190,863
Other current assets	8,728	9,571
Deferred tax assets	4,919	3,644

Total current assets	327,518	300,510
Plant assets, net	267,308	260,798
Tradenames	910,112	910,112
Other assets, net	151,646	166,613
Goodwill	994,167	994,167

Total assets	$2,650,751	$2,632,200

Current liabilities:
Short-term borrowings	$7,929	$26,163
Current portion of long-term obligations	12,963	12,750
Accounts payable	68,001	66,951
Accrued trade marketing expense	23,300	33,293
Accrued liabilities	86,155	69,012
Accrued income taxes	—	20

Total current liabilities	198,348	208,189
Long-term debt (includes $34,325 and $34,587 owed to related parties)	1,737,818	1,746,439
Pension and other postretirement benefits	38,307	36,869
Other long-term liabilities	23,698	14,429
Deferred tax liabilities	342,260	318,701

Total liabilities	2,340,431	2,324,627
Commitments and contingencies
Shareholder’s equity:
Pinnacle Common stock: par value $.01 per share, 100 shares authorized, issued 100 shares	—	—
Additional paid-in-capital	430,058	427,323
Accumulated deficit	(66,472)	(77,290)
Accumulated other comprehensive (loss) income	(53,266)	(42,460)

Total shareholder’s equity	310,320	307,573

Total liabilities and shareholder’s equity	$2,650,751	$2,632,200

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(thousands of dollars)

	Nine months ended
	September 27, 2009	September 28, 2008
Cash flows from operating activities
Net earnings (loss) from operations	$10,818	$(18,494)
Non-cash charges (credits) to net earnings (loss)
Depreciation and amortization	48,004	45,650
Gain on litigation settlement	—	(9,988)
Amortization of debt acquisition costs	3,551	3,531
Amortization of deferred mark-to-market adjustment on terminated swaps	3,434	—
Change in value of financial instruments	(271)	(1,104)
Stock-based compensation charge	2,400	686
Postretirement healthcare benefits	(19)	53
Pension expense	1,457	(914)
Other long-term liabilities	1,060	(112)
Other assets	(1,177)	—
Deferred income taxes	22,619	21,429
Changes in working capital
Accounts receivable	(17,241)	(5,414)
Inventories	(11,307)	(29,249)
Accrued trade marketing expense	(10,492)	941
Accounts payable	587	11,749
Accrued liabilities	16,474	(11,094)
Other current assets	(3,596)	2,060

Net cash provided by operating activities	66,301	9,730

Cash flows from investing activities
Capital expenditures	(40,716)	(18,805)

Net cash used in investing activities	(40,716)	(18,805)

Cash flows from financing activities
Repayment of capital lease obligations	(233)	(177)
Borrowings under revolving credit facility	39,864	71,000
Repayments of revolving credit facility	(58,208)	(5,000)
Equity contributions	1,785	124
Reductions of equity contributions	(1,450)	(471)
Debt acquisition costs	—	(704)
Proceeds from notes payable borrowings	350	324
Repayments of notes payable	(240)	(1,466)
Repayments of long term obligations	(9,375)	(6,250)

Net cash (used in) provided by financing activities	(27,507)	57,380

Effect of exchange rate changes on cash	244	(34)
Net change in cash and cash equivalents	(1,678)	48,271
Cash and cash equivalents - beginning of period	4,261	5,999

Cash and cash equivalents - end of period	$2,583	$54,270

Supplemental disclosures of cash flow information:
Interest paid	$78,582	$100,018
Interest received	34	253
Income taxes paid	581	3,334
Non-cash investing activity:
Capital lease activity	(1,200)	—

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)

(thousands of dollars, except share amounts)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholder’s Equity

	Shares	Amount
Balance at December 30, 2007	100	$—	$426,754	$(48,709)	$(18,430)	$359,615
Equity contribution:
Cash			124			124
Reduction in equity contributions			(471)			(471)
Equity related compensation			686			686
Comprehensive income:
Net loss				(18,494)		(18,494)
Swap mark to market adjustment, net of income tax provision of $1,701					2,452	2,452
Foreign currency translation					(341)	(341)

Total comprehensive loss						(16,383)

Balance at September 28, 2008	100	$—	$427,093	$(67,203)	$(16,319)	$343,571

Balance at December 28, 2008	100	$—	$427,323	$(77,290)	$(42,460)	$307,573
Equity contributions:
Cash			1,785			1,785
Reduction in equity contributions			(1,450)			(1,450)
Equity related compensation			2,400			2,400
Comprehensive income:
Net earnings				10,818		10,818
Swap mark to market adjustments, net of income tax benefit of $333					(13,226)	(13,226)
Amortization of deferred mark-to-market adjustment on terminated swaps					3,434	3,434
Foreign currency translation					(1,014)	(1,014)

Total comprehensive income						12

Balance at September 27, 2009	100	$—	$430,058	$(66,472)	$(53,266)	$310,320

For the three months ended September 27, 2009 and September 28, 2008, total comprehensive income was $3,951 and $2,192, respectively.

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

For the period ended September 27, 2009, the Company has evaluated subsequent events for potential recognition and disclosure through November 10, 2009, the date of issuance of the financial statements.

3.	Interim Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of September 27, 2009, the results of operations for the three and nine months ended September 27, 2009 and September 28, 2008, and the cash flows for the nine months ended September 27, 2009 and September 28, 2008. The results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 28, 2008.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

4.	Fair Value Measurements

In the first quarter of 2009, the Company adopted the authoritative guidance for measuring fair value as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. The guidance for nonfinancial assets and nonfinancial liabilities defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this guidance apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of the authoritative guidance for measuring fair value, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Company’s consolidated financial statements. The provisions of the authoritative guidance for measuring fair value will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of the guidance.

In the first quarter of 2008, the Company adopted the authoritative guidance for measuring fair value of financial assets and liabilities. The guidance for financial assets and liabilities discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the Company’s assumptions.

The Company’s population of financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value As of September 27, 2009	Fair Value Measurements Using Fair Value Hierarchy			Fair Value As of December 28, 2008	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign currency derivatives	$785	$—	$785	$—	$5,346	$—	$5,346	$—
Heating oil derivatives	74	—	74	—	—	—	—	—

Total assets at fair value	$859	$—	$859	$—	$5,346	$—	$5,346	$—

Liabilities
Foreign currency derivatives	$928	$—	$928	$—	$—	$—	$—	$—
Interest rate derivatives	19,941	—	19,941	—	11,890	—	11,890	—
Natural gas derivatives	126	—	126	—	288	—	288	—

Total liabilities at fair value	$20,995	$—	$20,995	$—	$12,178	$—	$12,178	$—

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk. The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for measuring fair value, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of September 27, 2009.

5.	Other Expense (Income), net

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Other expense (income), net consists of:
Amortization of intangibles/other assets	$4,197	$4,795	$12,591	$14,387
Gain on litigation settlement	—	—	—	(9,988)
Other, net	—	—	—	7

Total other expense (income), net	$4,197	$4,795	$12,591	$4,406

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

6.	Inventories

	September 27, 2009	December 28, 2008
Raw materials, containers and supplies	$31,038	$52,368
Finished product	171,999	141,469

	203,037	193,837
Reserves	(1,809)	(2,974)

Total	$201,228	$190,863

Reserves represent amounts necessary to adjust the carrying value of inventories to the lower of cost or net realizable value, including any costs to sell or dispose.

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

7.	Goodwill and Other Assets

Goodwill by segment is as follows:

	Dry Foods	Frozen Foods	Total
Balance, December 28, 2008	$650,939	$343,228	$994,167

Balance, September 27, 2009	$650,939	$343,228	$994,167

The authoritative guidance for business combinations requires that all business combinations be accounted for at fair value under the acquisition method of accounting. The authoritative guidance for goodwill and other intangible assets provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate.

The Blackstone Transaction was accounted for in accordance with the authoritative guidance for business combinations and resulted in $996,546 in goodwill for PFF, as of April 2, 2007, of which $652,434 was allocated to Dry Foods and $344,112 was allocated to Frozen Foods.

Other Assets, net

	September 27, 2009	December 28, 2008
Amortizable intangibles, net of accumulated amortization of $48,415 and $35,824, respectively	$127,057	$139,647
Deferred financing costs, net of accumulated amortization of $17,152 and $13,601, respectively	23,415	26,966
Notes receivable - Roskam Baking	1,174	—

Total	$151,646	$166,613

In fiscal 2007, the Blackstone Transaction was accounted for in accordance with the authoritative guidance for business combinations and resulted in $175,471 in amortizable intangibles for PFF; $52,810 was allocated to recipes with a life of ten years and $122,661 was allocated to customer relationships with useful lives ranging between 7 and 40 years.

Amortization during the three and nine months ended September 27, 2009 was $4,197 and $12,591, respectively. Estimated amortization expense for each of the next five years and thereafter is as follows: remainder of 2009 - $4,199, 2010 - $13,209, 2011 - $12,424, 2012 - $12,264, 2013 - $12,113 and thereafter - $72,847. Amortization during the three and nine months ended September 28, 2008 was $4,795 and $14,387, respectively.

Deferred financing costs, which relate to the Senior Secured Credit Facility, Senior Notes and Senior Subordinated Notes entered into in connection with the Blackstone Transaction, amounted to $40,567. Amortization of the deferred financing costs during the three and nine months ended September 27, 2009 was $1,184 and $3,551, respectively. Amortization of the deferred financing costs during the three and nine months ended September 28, 2008 was $1,184 and $3,531, respectively.

In February 2009 the Company entered into an agreement with Roskam Baking, which began co-packing certain Duncan Hines products in April 2009. This agreement included a provision to loan Roskam $1,900. As of September 27, 2009 the balance of the notes receivable is $1,724, of which $550 is recorded on the Consolidated Balance Sheet in Other Current Assets and $1,174 is recorded in Other Assets, net. This loan is being paid back to the Company based on cases produced and will be paid back in no longer than 5 years.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

8.	Debt and Interest Expense

	September 27, 2009	December 28, 2008
Short-term borrowings
- Revolving Credit Facility	$7,656	$26,000
- Notes payable	273	163

Total short-term borrowings	7,929	26,163

Long-term debt
- Senior secured credit facility - term loan	$1,225,000	$1,234,375
- 9.25% Senior notes	325,000	325,000
- 10.625% Senior subordinated notes	199,000	199,000
- Capital lease obligations	1,781	814

	1,750,781	1,759,189
Less: current portion of long-term obligations	12,963	12,750

Total long-term debt	$1,737,818	$1,746,439

Interest expense

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Third party interest expense	$22,236	$29,699	$67,891	$94,998
Related party interest expense	268	456	1,186	2,587
Amortization of debt acquisition costs	1,184	1,184	3,551	3,531
Amortization of deferred mark-to-market adjustment on terminated swap (Note 10)	1,040	—	3,434	—
Interest rate swap (gains) losses (Note 10)	3,587	4,568	10,521	9,864

Total interest expense	$28,315	$35,907	$86,583	$110,980

As part of the Blackstone Transaction as described in Note 1, Peak Finance LLC entered into a $1,375.0 million credit agreement (the “Senior Secured Credit Facility”) in the form of (i) Term Loans in an initial aggregate amount of $1,250.0 million and (ii) Revolving Credit Commitments in the initial aggregate amount of $125.0 million (the “Revolving Credit Facility”). Peak Finance LLC merged with and into PFF on April 2, 2007 at the closing of the Blackstone Transaction. The term loan matures April 2, 2014. The Revolving Credit Facility matures April 2, 2013. Borrowings outstanding under the Revolving Credit Facility as of September 27, 2009 totaled $7.7 million. Borrowings outstanding under the Revolving Credit Facility as of December 28, 2008 totaled $26.0 million.

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

The amount of the term loan that was owed to affiliates of the Blackstone Group as of September 27, 2009 and December 28, 2008, was $34,325 and $34,587, respectively.

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

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility. For the three months and nine months ended September 27, 2009, the weighted average interest rate on the term loan was 3.04% and 3.18%, respectively. For the three and nine months ended September 28, 2008, the weighted average interest rate on the term loan was 5.43% and 6.13%, respectively. For the three and nine months ended September 27, 2009, the weighted average interest rate on the Revolving Credit Facility was 3.08% and 3.26%, respectively. For the three and nine months ended September 28, 2008, the weighted average interest rate on the Revolving Credit Facility was 5.78% and 6.13%, respectively. As of September 27, 2009 and September 28, 2008, the Eurodollar interest rate on the term loan facility was 3.01% and 5.50%, respectively.

The Company pays a fee for all outstanding letters of credit drawn against its Revolving Credit Facility at an annual rate equivalent to the Applicable Margin then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility agreement cannot exceed $25,000. As of September 27, 2009 and December 28, 2008, the Company had utilized $12,251 and $15,181, respectively of the Revolving Credit Facility for letters of credit. As of September 27, 2009 there were borrowings of $7,656 under the Revolving Credit Facility, so of the $117,344 Revolving Credit Facility available, the Company had an unused balance of $105,093 available for future borrowing and letters of credit. As of December 28, 2008, borrowings under the Revolving Credit Facility totaled $26,000, so of the $99,000 Revolving Credit Facility available, the Company had an unused balance of $83,819 available for future borrowing and letters of credit. The remaining amount that can be used for letters of credit as of September 27, 2009 and December 28, 2008 was $12,749 and $9,819, respectively. If the Company is unsuccessful in replacing the commitment from LCPI, the amount available for future borrowings and letters of credit as of September 27, 2009 and December 28, 2008, would be $90,093 and $68,819, respectively.

The term loan matures in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the term loan outstanding as of September 27, 2009 are $3.12 million in 2009, $12.5 million in 2010, $12.5 million in 2011, $12.5 million in 2012, $12.5 million in 2013 and $1,171.88 million, thereafter.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

The estimated fair value of the Company’s long-term debt, including the current portion, as of September 27, 2009, is as follows:

	September 27, 2009
Issue	Recorded Amount	Fair Value
Senior secured credit facility - term loan	$1,225,000	$1,151,500
9.25% Senior notes	325,000	325,000
10.625% Senior subordinated notes	199,000	199,000

	$1,749,000	$1,675,500

The fair value is based on the quoted market price for such notes and borrowing rates currently available to the Company for loans with similar terms and maturities.

9.	Pension and Retirement Plans

As of September 27, 2009, the Company maintains a noncontributory defined benefit pension plan that covers eligible union employees at our Fayetteville, AR, Imlay City, MI, and Millsboro, DE facilities (approximately 40% of all employees) and provides benefits generally based on years of service and employees’ compensation. The Company’s pension plan is funded in conformity with the funding requirements of applicable government regulations. The Company made contributions to the pension plan totaling $2.5 million in fiscal 2008, of which $1.5 million and $2.1 million was paid in the three and nine months ending September 28, 2008, respectively. In fiscal 2009, the Company expects to make contributions of up to $2.8 million, of which $1.2 million and $2.2 million were made in the three and nine months ended September 27, 2009, respectively.

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

Pension Benefits

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Service cost	$459	$420	$1,362	$1,260
Interest cost	1,105	1,066	3,327	3,198
Expected return on assets	(602)	(1,130)	(2,150)	(3,299)
Amortization of:
prior service cost	36	—	106	—
net actuarial loss	345	—	1,033	—

Net periodic benefit cost	$1,343	$356	$3,678	$1,159

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Other Postretirement Benefits

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Service cost	$—	$2	$—	$6
Interest cost	5	16	14	47
Amortization of:
Net actuarial gain	(11)	—	(33)	—

Net periodic benefit cost	$(6)	$18	$(19)	$53

10.	Financial Instruments

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges in accordance with the authoritative guidance for derivative and hedge accounting involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

As of September 27, 2009 the Company had the following interest rate swaps (in aggregate) that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	8	$685,676	1.43% - 3.33%	USD-LIBOR-BBA	Oct 2008 - Mar 2009	Jan 2011 - July 2012

According to the authoritative guidance for derivative and hedge accounting, the effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive (loss) income (“AOCI”) on the Consolidated Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 27, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly as Interest expense in the Consolidated Statement of Operations. There was no hedge ineffectiveness on interest rate cash flow hedges recognized in the three and nine months ended September 27, 2009.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Due to the counterparty bank declaring bankruptcy in October 2008, the Company discontinued prospectively the hedge accounting on its interest rate derivatives with Lehman Brothers Specialty Financing on the bankruptcy date as those hedging relationships no longer met the authoritative guidance for derivative and hedge accounting. The Company terminated these positions during the fourth quarter of 2008. The Company continues to report the net gain or loss related to the discontinued cash flow hedge in AOCI which is expected to be reclassified into earnings during the original contractual terms of the derivative agreements as the hedged interest payments are expected to occur as forecasted. For the three and nine months ended September 27, 2009, $1,040 and $3,434, respectively, was reclassified as an increase to interest expense relating to the terminated hedges. During the twelve months ending September 26, 2010, the Company estimates that an additional $17,272 will be reclassified as an increase to Interest expense relating to both active and terminated hedges.

Cash Flow Hedges of Foreign Exchange Risk

The Company’s operations in Canada have exposed the Company to changes in the US Dollar – Canadian Dollar (USD-CAD) foreign exchange rate. From time to time, the Company’s Canadian subsidiary purchases inventory denominated in US Dollars (USD), a currency other than their functional currency. The subsidiary sells that inventory in Canadian dollars. The subsidiary uses currency forward and collar agreements to manage its exposure to fluctuations in the USD-CAD exchange rate. Currency forward agreements involve fixing the USD-CAD exchange rate for delivery of a specified amount of foreign currency on a specified date. Currency collar agreements involve the sale of Canadian Dollar (CAD) currency in exchange for receiving US dollars if exchange rates rise above an agreed upon rate and sale of USD currency in exchange for receiving CAD dollars if exchange rates fall below an agreed upon rate at specified dates.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

As of September 27, 2009, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate	Notional Purchased in Aggregate	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	45	$54,600 CAD	$49,863 USD	.971-1.21136	Oct 2007 - July 2009	Oct 2009 - Dec 2010
CAD Collar	12	$12,000 CAD	$10,619 USD	1.13	May 2009	Jan 2010 - Dec 2010

According to the authoritative guidance for derivative and hedge accounting, the effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI on the Consolidated Balance Sheet and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, are recognized directly in Cost of products sold in the Consolidated Statement of Operations. Hedge ineffectiveness on foreign exchange cash flow hedges amounted to a $14 loss and a $19 gain in the three and nine months ended September 27, 2009, respectively.

Non-designated Hedges of Commodity Risk

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the authoritative guidance for derivative and hedge accounting. From time to time, the Company enters into natural gas commodity forward contracts to fix the price of natural gas and heating oil purchases at a future delivery date. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in Cost of products sold in the Consolidated Statement of Operations.

As of September 27, 2009, the Company had the following natural gas swaps (in aggregate) and heating oil swaps (in aggregate) that were not designated in qualifying hedging relationships:

Product	Number of Instruments	Notional Amount	Price	Trade Dates	Maturity Dates
Natural Gas Swap	4	95,091 - 145,160 MMBTU’s	$5.27 - $6.23 per MMBTU	Dec 2008 - Mar 2009	Oct 2009 - June 2010
Heating Oil Swap	1	9,000 BBL’s	$45.15 per BBL	Mar 2009	Dec 2009

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 27, 2009.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Contracts		$—	Other long-term liabilities	$19,941
Foreign Exchange Contracts	Other current assets	785	Accrued liabilities	790
Foreign Exchange Contracts		—	Other long-term liabilities	138

Total derivatives designated as hedging instruments as of September 27, 2009		$785		$20,869

Derivatives not designated as hedging instruments
Natural Gas Contracts		$—	Accrued liabilities	$126
Heating Oil Contracts	Other current assets	74		—

Total derivatives not designated as hedging instruments as of September 27, 2009		$74		$126

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations and Accumulated other comprehensive (loss) income for the three and nine months ended September 27, 2009.

Tabular Disclosure of the Effect of Derivative Instruments for the Nine Months Ended September 27, 2009

Gain/(Loss)

Derivatives in Cash Flow Hedging Relationships	Recognized in AOCI on Derivative (Effective Portion)	Effective portion reclassified from AOCI to:	Reclassified from AOCI into Earnings (Effective Portion)	Ineffective portion reclassified from AOCI to:	Recognized in Earnings on Derivative (Ineffective Portion)
Interest Rate Contracts	$(8,877)	Interest expense	$(4,627)	Interest expense	$—
Foreign Exchange Contracts	(2,042)	Cost of products sold	158	Cost of products sold	(14)

Three months ended September 27, 2009	$(10,919)		$(4,469)		$(14)

Interest Rate Swaps	$(18,573)	Interest expense	$(13,955)	Interest expense	$—
Foreign Exchange Derivative Contracts	(3,252)	Cost of products sold	2,256	Cost of products sold	19

Nine months ended September 27, 2009	$(21,825)		$(11,699)		$19

Derivatives Not Designated as Hedging Instruments	Recognized in Earnings on:	Recognized in Earnings on Derivative
Natural Gas Contracts	Cost of products sold	$(104)
Heating Oil Contracts	Cost of products sold	8

Three months ended September 27, 2009		$(96)

Natural Gas Contracts	Cost of products sold	$(1,287)
Heating Oil Contracts	Cost of products sold	132

Nine months ended September 27, 2009		$(1,155)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Credit-risk-related Contingent Features

The Company has an agreement with Barclays that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of September 27, 2009, the fair value of interest rate swaps in a net liability position related to these agreements was $22,108, which includes accrued interest of $1,038 but excludes any adjustment for nonperformance risk of $1,129. For the same counterparty, the fair value of foreign exchange derivative contracts in a net liability position related to these agreements was $997, which excludes any adjustment for nonperformance risk of $69. For the same counterparty, the fair value of natural gas swaps in a net liability position related to these agreements was $126. If the Company breached any of these provisions, it could be required to settle its obligations under the agreements at their termination value of $23,231. As of September 27, 2009, the Company has not posted any collateral related to these agreements.

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

No single item individually is, nor are all of them in aggregate, material.

12.	Related Party Transactions

Advisory Agreement

At the closing of the Blackstone Transaction, the Company entered into an advisory agreement with an affiliate of The Blackstone Group pursuant to which such entity or its affiliates provide certain strategic and structuring advice and assistance to us. In addition, under this agreement, affiliates of The Blackstone Group provide certain monitoring, advisory and consulting services to the Company for an aggregate annual management fee equal to $2,500 for the year ended December 2007, and the greater of $2,500 or 1.0% of Consolidated EBITDA (as defined in the credit agreement governing the Company’s Senior Secured Credit Facility) for each year thereafter. Affiliates of Blackstone received reimbursement for out-of-pocket expenses incurred by them in connection with the Blackstone Transaction prior to the closing date and in connection with the provision of services pursuant to the agreement of merger. Expenses relating to the management fee were $625 and $1,875 in the three and nine months ended September 27, 2009, respectively. Expenses relating to the management fee were $625 and $1,875 for the three and nine months ended September 28, 2008, respectively. The Company reimbursed The Blackstone Group for out-of-pocket expenses in the amount of $24 and $44 in three and nine months ended September 27, 2009, respectively. The Company reimbursed The Blackstone Group for out-of-pocket expenses in the amount of $61 and $61 in three and nine months ended September 28, 2008, respectively.

Supplier Costs

Graham Packaging, which is owned by affiliates of The Blackstone Group, supplies packaging for some of the Company’s products. Purchases from Graham Packaging were $1,416 and $4,858 for the three and nine months ended September 27, 2009, respectively. Purchases from Graham Packaging were $2,645 and $9,276 for the three and nine months ended September 28, 2008, respectively.

Customer Purchases

Performance Food Group, which is owned by affiliates of The Blackstone Group, is a food service supplier that purchases products from the Company. Sales to Performance Food Group were $1,279 and $3,950 in the three and nine months ended September 27, 2009, respectively. Sales to Performance Food Group were $1,313 and $3,735 in the three and nine months ended September 28, 2008, respectively.

Debt and Interest Expense

For the three and nine months ended September 27, 2009, fees and interest expense recognized in the Consolidated Statement of Operations for debt to the related party Blackstone Advisors L.P. totaled $268 and $1,186, respectively. For the three and nine months ended September 28, 2008, fees and interest expense recognized in the Consolidated Statement of Operations for debt to the related party Blackstone Advisors L.P. totaled $456 and $2,587, respectively.

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

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
SEGMENT INFORMATION
Net sales
Dry foods	$234,612	$229,641	$734,267	$661,438
Frozen foods	159,573	159,587	496,148	480,092

Total	$394,185	$389,228	$1,230,415	$1,141,530

Earnings before interest and taxes
Dry foods	$44,870	$35,552	$115,641	$95,473
Frozen foods	7,408	12,755	19,394	20,367
Unallocated corporate expenses	(5,641)	(3,333)	(15,284)	(32)

Total	$46,637	$44,974	$119,751	$115,808

Depreciation and amortization
Dry foods	$7,783	$7,456	$22,939	$21,922
Frozen foods	7,749	8,668	25,065	23,728

Total	$15,532	$16,124	$48,004	$45,650

Capital expenditures
Dry foods	$2,486	$4,390	$12,791	$8,935
Frozen foods	7,058	3,695	29,125	9,870

Total	$9,544	$8,085	$41,916	$18,805

GEOGRAPHIC INFORMATION
Net sales
United States	$392,359	$384,401	$1,221,737	$1,114,089
Canada	20,187	19,699	54,101	58,713
Intercompany	(18,361)	(14,872)	(45,423)	(31,272)

Total	$394,185	$389,228	$1,230,415	$1,141,530

	September 27, 2009	December 28, 2008
SEGMENT INFORMATION
Total assets
Dry foods	$1,751,833	$1,733,148
Frozen foods	893,999	895,408
Corporate	4,919	3,644

Total	$2,650,751	$2,632,200

GEOGRAPHIC INFORMATION
Long-lived assets
United States	$267,268	$260,758
Canada	40	40

Total	$267,308	$260,798

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

14. Income Taxes

The Company’s liability for unrecognized tax benefits (“UTB”) as of September 27, 2009 is $449. The amount, if recognized, that would impact the effective tax rate as of September 27, 2009 was $449. The entire amount of the liability for UTB is recognized in other long-term liabilities on the Consolidated Balance Sheet. Certain statutes of limitation expired during the nine months ended September 27, 2009 which resulted in a decrease of $73 in the UTB liability and a benefit to the provision for income taxes.

The Company maintains a full valuation allowance against the federal and state net deferred tax assets excluding indefinite lived intangible assets, and the effective rate difference is primarily due to the change in the valuation allowance for the three month and nine month periods. Deferred tax liabilities are recognized for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets. The valuation allowance is maintained in accordance with the provisions of the authoritative guidance with respect to accounting for income taxes. Based on cumulative losses as of September 27, 2009, the Company has determined that a full valuation allowance amounting to $323.8 million is necessary.

In determining the need for a valuation allowance the Company must consider both positive and negative evidence including historical losses, current earnings, forecasted profitability, and tax-planning strategies, as well as the weight of the evidence. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Based on current year earnings and future profitability, we believe it is reasonably possible that we will release a portion of the valuation allowance in the near feature, although the exact timing is subject to change based on the level of profitability that we are able to achieve for the remainder of fiscal year 2009 and our visibility into future period results. Any release of the valuation allowance will be recorded during the period of release as a tax benefit increasing net earnings. The valuation allowance will be maintained until the Company is able to conclude that it is more likely than not that we will be able to realize some or all of our deferred tax assets. We will continue to monitor the need for a valuation allowance on a quarterly basis considering all of the available evidence.

15.	Recently Issued Accounting Pronouncements

In December 2007, the FASB updated the authoritative guidance for business combinations. Under the December 2007 update, all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but the updated guidance changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The updated guidance for business combinations is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The authoritative guidance for business combinations amends the authoritative guidance for income tax accounting such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of updated guidance for business combinations (released in December 2007), would also apply the provisions of the updated guidance for business combinations. Early adoption is not permitted. The adoption of the updated authoritative guidance for business combinations will have an impact on the Company’s accounting for future business combinations on a prospective basis once adopted; however, the materiality of that impact cannot be determined.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

In April 2009, the FASB updated the authoritative guidance for business combinations. The April 2009 update amends and clarifies the authoritative guidance of business combinations to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The updated authoritative guidance for business combinations is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this standard will have an impact on the Company’s accounting for future business combinations on a prospective basis once adopted; however, the materiality of that impact cannot be determined.

In December 2007, the FASB issued the authoritative guidance for noncontrolling interests in consolidated financial statements. This guidance is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. This guidance requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net earnings attributable to the noncontrolling interest will be included in consolidated net earnings on the face of the statement of operations. It also amends consolidation procedures for consistency with the requirements of the authoritative guidance for business combinations. The guidance for noncontrolling interests in consolidated financial statements also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This guidance has not had any impact on the reporting of the Company’s financial position or the results of operations.

In March 2008, the FASB revised the authoritative guidance for derivative and hedge accounting. The guidance requires enhanced disclosures about derivative and hedging activities. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this guidance in the first quarter of 2009 and has included enhanced disclosure in Note 10.

In April 2009, the FASB updated the authoritative guidance for measuring fair value. The April 2009 update provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. The guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted the guidance during the quarter ended September 27, 2009 and it did not have a material impact on the Company’s consolidated financial position or results of operations.

In November 2008, the FASB updated the authoritative guidance for intangible assets. The November 2008 update provides guidance for accounting for defensive intangible assets subsequent to their acquisition in accordance with the authoritative guidance for business combinations and the authoritative guidance for measuring fair value by including the estimated useful life that should be assigned to such assets. The updated authoritative guidance for intangible assets is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2008, the FASB issued authoritative guidance on defined benefit plans. The release provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance is effective for fiscal years ending after December 15, 2009. The implementation of this guidance will not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB amended the authoritative guidance on financial instruments to require disclosure of the fair value of financial instruments in interim financial statements as well as annual financial statements. The adoption of this guidance will have no impact to the Company as it already provides these disclosures in its interim financial statements.

In April 2009, the FASB issued authoritative guidance on investment in debt securities. This guidance clarifies the interaction of the impairment factors that should be considered when applied prospectively beginning in the second quarter of 2009. Upon adoption during the quarter ended September 27, 2009, this guidance did not have a material impact to the Company’s consolidated financial position or results of operations.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

In May 2009, the FASB issued the authoritative guidance on subsequent events. The guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. It also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make for those events or transactions. The guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company adopted the new disclosure requirement in our June 28, 2009 Consolidated Financial Statements.

In June 2009, the FASB issued the authoritative guidance for variable interest entities. This guidance clarifies the characteristics that identify a variable interest entity (VIE) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance. This guidance requires the primary beneficiary assessment to be performed on a continuous basis. It also requires additional disclosures about an entity’s involvement with VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. The authoritative guidance for variable interest entities is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating this guidance and anticipates that it will not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB updated guidance for generally accepted accounting principles (“GAAP”). The updated guidance establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The June 2009 updated guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this guidance in the third quarter of 2009.

In August 2009, the FASB updated the authoritative guidance for measuring the fair value of liabilities. The update provides guidance on the valuation techniques that are used in measuring the fair market value of a liability when quoted price in an active market is not available. The techniques include using the quoted price for identical or similar liabilities. Other techniques include the use of an income approach, such as present value techniques, or a market approach, such as a technique that is based on the amount at the measurement date that a reporting entity would pay to transfer the identical liability or pay to receive the identical liability. The guidance is effective for the first reporting period after issuance. The Company adopted this guidance in the third quarter of 2009 and it did not have a material impact on the Company’s consolidated financial position or results of operations.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

16.	Guarantor and Nonguarantor Statements

In connection with the Blackstone Transaction described in Note 1 and as a part of the related financings, the Company issued $325 million of 9.25% Senior Notes and $250 million ($199 million outstanding as of September 27, 2009) of 10.625% Senior Subordinated Notes in private placements pursuant to Rule 144A and Regulation S.

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

The following consolidating financial information presents:

(1)	(a) Consolidating balance sheets as of September 27, 2009 and December 28, 2008.

(b) The related consolidating statements of operations for the Company, all guarantor subsidiaries and the non-guarantor subsidiary for the following:

i.	Three months and nine months ended September 27, 2009.

ii.	Three months and nine months ended September 28, 2008.

(c) The related consolidating statements of cash flows for the Company, all guarantor subsidiaries and the non-guarantor subsidiary for the following:

i.	Nine months ended September 27, 2009.

ii.	Nine months ended September 28, 2008.

(2)	Elimination entries necessary to consolidate the Company with its guarantor subsidiaries and non-guarantor subsidiary.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Balance Sheet

September 27, 2009

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$893	$1,690	$—	$2,583
Accounts receivable, net	—	100,265	9,795	—	110,060
Intercompany accounts receivable	—	16,318	—	(16,318)	—
Inventories, net	—	193,307	7,921	—	201,228
Other current assets	1,484	5,926	1,318	—	8,728
Deferred tax assets	—	4,586	333	—	4,919

Total current assets	1,484	321,295	21,057	(16,318)	327,518
Plant assets, net	—	267,268	40	—	267,308
Investment in subsidiaries	1,424,738	4,448	—	(1,429,186)	—
Intercompany note receivable	673,536	—	—	(673,536)	—
Tradenames	—	910,112	—	—	910,112
Other assets, net	23,414	128,232	—	—	151,646
Goodwill	—	994,167	—	—	994,167

Total assets	$2,123,172	$2,625,522	$21,097	$(2,119,040)	$2,650,751

Current liabilities:
Short-term borrowings	$7,656	$273	$—	$—	$7,929
Current portion of long-term obligations	12,500	463	—	—	12,963
Accounts payable	—	66,323	1,678	—	68,001
Intercompany accounts payable	6,003	—	10,315	(16,318)	—
Accrued trade marketing expense	—	19,299	4,001	—	23,300
Accrued liabilities	30,113	55,387	655	—	86,155
Accrued income taxes	—	—	—	—	—

Total current liabilities	56,272	141,745	16,649	(16,318)	198,348
Long-term debt	1,736,500	1,318	—	—	1,737,818
Intercompany note payable	—	673,536	—	(673,536)	—
Pension and other postretirement benefits	—	38,307	—	—	38,307
Other long-term liabilities	20,080	3,618	—	—	23,698
Deferred tax liabilities	—	342,260	—	—	342,260

Total liabilities	1,812,852	1,200,784	16,649	(689,854)	2,340,431
Commitments and contingencies	—	—	—	—	—
Shareholder’s equity:
Pinnacle Common Stock, $.01 par value	—	—	—	—	—
Additional paid-in-capital	430,058	1,284,155	2,324	(1,286,479)	430,058
(Accumulated deficit) retained earnings	(66,472)	167,224	4,255	(171,479)	(66,472)
Accumulated other comprehensive (loss) income	(53,266)	(26,641)	(2,131)	28,772	(53,266)

Total shareholder’s equity	310,320	1,424,738	4,448	(1,429,186)	310,320

Total liabilities and shareholder’ equity	$2,123,172	$2,625,522	$21,097	$(2,119,040)	$2,650,751

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Balance Sheet

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Operations

For the three months ended September 27, 2009

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$—	$392,359	$20,187	$(18,361)	$394,185
Cost of products sold	313	299,031	17,420	(18,158)	298,606

Gross profit	(313)	93,328	2,767	(203)	95,579
Operating expenses
Marketing and selling expenses	404	24,483	1,165	—	26,052
Administrative expenses	1,864	15,104	567	—	17,535
Research and development expenses	45	1,113	—	—	1,158
Intercompany royalties	—	—	16	(16)	—
Intercompany technical service fees	—	—	187	(187)	—
Other (income) expense, net	—	4,197	—	—	4,197
Equity in (earnings) loss of investees	(35,891)	(553)	—	36,444	—

Total operating expenses	(33,578)	44,344	1,935	36,241	48,942

Earnings before interest and taxes	33,265	48,984	832	(36,444)	46,637
Intercompany interest (income) expense	(5,407)	5,407	—	—	—
Interest expense	28,279	37	(1)	—	28,315
Interest income	—	20	1	—	21

Earnings before income taxes	10,393	43,560	834	(36,444)	18,343
Provision for income taxes	—	7,669	281	—	7,950

Net earnings	$10,393	$35,891	$553	$(36,444)	$10,393

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Operations

For the nine months ended September 27, 2009

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$—	$1,221,737	$54,101	$(45,423)	$1,230,415
Cost of products sold	350	952,752	48,522	(44,873)	956,751

Gross profit	(350)	268,985	5,579	(550)	273,664
Operating expenses
Marketing and selling expenses	498	86,089	4,422	—	91,009
Administrative expenses	3,461	41,908	1,669	—	47,038
Research and development expenses	55	3,220	—	—	3,275
Intercompany royalties	—	—	46	(46)	—
Intercompany technical service fees	—	—	504	(504)	—
Other (income) expense, net	—	12,591	—	—	12,591
Equity in (earnings) loss of investees	(82,838)	712	—	82,126	—

Total operating expenses	(78,824)	144,520	6,641	81,576	153,913

Earnings (loss) before interest and taxes	78,474	124,465	(1,062)	(82,126)	119,751
Intercompany interest (income) expense	(18,978)	18,978	—	—	—
Interest expense	86,634	(51)	—	—	86,583
Interest income	—	30	4	—	34

Earnings (loss) before income taxes	10,818	105,568	(1,058)	(82,126)	33,202
Provision for income taxes	—	22,730	(346)	—	22,384

Net earnings (loss)	$10,818	$82,838	$(712)	$(82,126)	$10,818

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Operations

For the nine months ended September 28, 2008

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$—	$1,114,089	$58,713	$(31,272)	$1,141,530
Cost of products sold	23	879,550	44,945	(30,720)	893,798

Gross profit	(23)	234,539	13,768	(552)	247,732
Operating expenses
Marketing and selling expenses	31	82,558	5,571	—	88,160
Administrative expenses	2,150	32,927	1,704	—	36,781
Research and development expenses	3	2,574	—	—	2,577
Intercompany royalties	—	—	47	(47)	—
Intercompany technical service fees	—	—	505	(505)	—
Other (income) expense, net	—	4,406	—	—	4,406
Equity in (earnings) loss of investees	(51,235)	(4,040)	—	55,275	—

Total operating expenses	(49,051)	118,425	7,827	54,723	131,924

Earnings before interest and taxes	49,028	116,114	5,941	(55,275)	115,808
Intercompany interest (income) expense	(43,162)	43,162	—	—	—
Interest expense	110,684	290	6	—	110,980
Interest income	—	209	44	—	253

Earnings (loss) before income taxes	(18,494)	72,871	5,979	(55,275)	5,081
Provision for income taxes	—	21,636	1,939	—	23,575

Net (loss) earnings	$(18,494)	$51,235	$4,040	$(55,275)	$(18,494)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Cash Flows

For the nine months ended September 27, 2009

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net earnings (loss) from operations	$10,818	$82,838	$(712)	$(82,126)	$10,818
Non-cash charges (credits) to net earnings (loss)
Depreciation and amortization	—	47,993	11	—	48,004
Amortization of debt acquisition costs	3,551	—	—	—	3,551
Amortization of deferred mark-to-market adjustment on terminated swap	3,434	—	—	—	3,434
Change in value of financial instruments	(19)	(252)	—	—	(271)
Equity in (earnings) loss of investees	(82,838)	712	—	82,126	—
Stock-based compensation charges	—	2,400	—	—	2,400
Postretirement healthcare benefits	—	(19)	—	—	(19)
Pension expense	—	1,457	—	—	1,457
Other long-term liabilities	—	1,060	—	—	1,060
Other assets	—	(1,177)	—	—	(1,177)
Deferred income taxes	—	22,619	—	—	22,619
Changes in working capital
Accounts receivable	—	(13,405)	(3,836)	—	(17,241)
Intercompany accounts receivable/payable	(158,307)	150,361	7,946	—	—
Inventories	—	(8,621)	(2,686)	—	(11,307)
Accrued trade marketing expense	—	(9,904)	(588)	—	(10,492)
Accounts payable	—	851	(264)	—	587
Accrued liabilities	1,077	14,941	456	—	16,474
Other current assets	(624)	(2,087)	(885)	—	(3,596)

Net cash provided by (used in) operating activities	(222,908)	289,767	(558)	—	66,301

Cash flows from investing activities
Capital expenditures	—	(40,716)	—	—	(40,716)

Net cash used in investing activities	—	(40,716)	—	—	(40,716)

Cash flows from financing activities
Repayment of capital lease obligations	—	(233)	—	—	(233)
Borrowings under revolving credit facility	39,864	—	—	—	39,864
Repayments of revolving credit facility	(58,208)	—	—	—	(58,208)
Repayments of intercompany loans	249,942	(249,942)	—	—	—
Equity contributions	1,785	—	—	—	1,785
Reductions of equity contributions	(1,450)	—	—	—	(1,450)
Proceeds from notes payable borrowings	350	—	—	—	350
Repayments of notes payable	—	(240)	—	—	(240)
Repayments of long term obligations	(9,375)	—	—	—	(9,375)

Net cash provided by (used in) financing activities	222,908	(250,415)	—	—	(27,507)

Effect of exchange rate changes on cash	—	—	244	—	244
					—
Net change in cash and cash equivalents	—	(1,364)	(314)	—	(1,678)
Cash and cash equivalents - beginning of period	—	2,257	2,004	—	4,261

Cash and cash equivalents - end of period	$—	$893	$1,690	$—	$2,583

Supplemental disclosures of cash flow information:
Interest paid	$78,661	$(79)			$78,582
Interest received		30	4		34
Income taxes paid		194	387		581
Non-cash investing activity:
Capital lease activity	—	(1,200)	—	—	(1,200)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Cash Flows

For the nine months ended September 28, 2008

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net (loss) earnings from operations	$(18,494)	$51,235	$4,040	$(55,275)	$(18,494)
Non-cash charges (credits) to net (loss) earnings
Depreciation and amortization	—	45,639	11	—	45,650
Gain on litigation settlement	—	(9,988)	—	—	(9,988)
Amortization of debt acquisition costs	3,531	—	—	—	3,531
Change in value of financial instruments	—	(1,104)	—	—	(1,104)
Equity in (earnings) loss of investees	(51,235)	(4,040)	—	55,275	—
Stock-based compensation charges	—	686	—	—	686
Postretirement healthcare benefits	—	53	—	—	53
Pension expense	—	(914)	—	—	(914)
Other long-term liabilities	—	(112)	—	—	(112)
Deferred income taxes	—	21,429	—	—	21,429
Changes in working capital					—
Accounts receivable	654	(2,374)	(3,694)	—	(5,414)
Intercompany accounts receivable/payable	(894)	(114)	1,008	—	—
Inventories	—	(29,667)	418	—	(29,249)
Other current assets	(386)	2,234	212	—	2,060
Accounts payable	—	11,988	(239)	—	11,749
Accrued trade marketing expense	—	40	901	—	941
Accrued liabilities	8,125	(17,593)	(1,626)	—	(11,094)

Net cash provided by (used in) operating activities	(58,699)	67,398	1,031	—	9,730

Cash flows from investing activities
Capital expenditures	—	(18,804)	(1)	—	(18,805)

Net cash used in investing activities	—	(18,804)	(1)	—	(18,805)

Cash flows from financing activities
Repayment of capital lease obligations	—	(177)	—	—	(177)
Equity contribution	124	—	—	—	124
Reduction of equity contributions	(471)	—	—	—	(471)
Debt acquisition costs	(704)	—	—	—	(704)
Proceeds from short-term borrowings	71,000	324	—	—	71,324
Repayments of short-term borrowings	(5,000)	(1,466)	—	—	(6,466)
Repayments of long term obligations	(6,250)	—	—	—	(6,250)

Net cash provided by (used in) financing activities	58,699	(1,319)	—	—	57,380

Effect of exchange rate changes on cash	—	—	(34)	—	(34)
Net change in cash and cash equivalents	—	47,275	996	—	48,271
Cash and cash equivalents - beginning of period	—	5,297	702	—	5,999

Cash and cash equivalents - end of period	$—	$52,572	$1,698	$—	54,270

Supplemental disclosures of cash flow information:
Interest paid	$99,729	$289	$—	$—	$100,018
Interest received	—	217	36	—	253
Income taxes paid	—	273	3,061	—	3,334

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As previously disclosed on a Form 8-K, on July 13, 2009, we issued a press release announcing that Jeffrey P. Ansell left his position as Chief Executive Officer and as a Director of the Company to pursue other interests, effective July 10, 2009. The press release also announced that Robert J. Gamgort has been appointed as Chief Executive Officer and a Director, commencing on July 13, 2009. As a result of the change, we recorded a provision for severance in the amount of $0 and $2.4 million in Administrative expenses in the Consolidated Statement of Operations for the three and nine months ended September 27, 2009, respectively.

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

The following table reconciles shipments to net sales for the total company, the dry foods segment and the frozen foods segment for the three and nine months ended September 27, 2009 and the three and nine months ended September 28, 2008.

	Total		Dry Foods		Frozen Foods
	Three months Ended September 27, 2009	Three months Ended September 28, 2008	Three months Ended September 27, 2009	Three months Ended September 28, 2008	Three months Ended September 27, 2009	Three months Ended September 28, 2008
Shipments	$502.5	$495.7	$289.5	$285.4	$213.0	$210.3
Less: Aggregate trade marketing and consumer coupon redemption expenses	106.7	104.9	53.3	54.2	53.4	50.7
Less: Slotting expense	1.6	1.6	1.6	1.6	—	—

Net sales	$394.2	$389.2	$234.6	$229.6	$159.6	$159.6

	Total		Dry Foods		Frozen Foods
	Nine months Ended September 27, 2009	Nine months Ended September 28, 2008	Nine months Ended September 27, 2009	Nine months Ended September 28, 2008	Nine months Ended September 27, 2009	Nine months Ended September 28, 2008
Shipments	$1,603.8	$1,487.0	$923.2	$831.0	$680.6	$656.0
Less: Aggregate trade marketing and consumer coupon redemption expenses	363.3	335.2	182.5	166.6	180.8	168.6
Less: Slotting expense	10.1	10.3	6.4	3.0	3.7	7.3

Net sales	$1,230.4	$1,141.5	$734.3	$661.4	$496.1	$480.1

Consolidated statements of operations

The following tables set forth statement of operations data expressed in dollars and as a percentage of net sales.

	Three months ended				Nine months ended
	September 27, 2009		September 28, 2008		September 27, 2009		September 28, 2008
Net sales	$394.2	100.0%	$389.2	100.0%	$1,230.4	100.0%	$1,141.5	100.0%
Cost of products sold	298.6	75.8%	304.0	78.1%	956.7	77.8%	893.8	78.3%

Gross profit	95.6	24.2%	85.2	21.9%	273.7	22.2%	247.7	21.7%
Operating expenses:
Marketing and selling expenses	26.0	6.6%	22.2	5.7%	91.0	7.4%	88.1	7.7%
Administrative expenses	17.5	4.4%	12.4	3.2%	47.0	3.8%	36.8	3.2%
Research and development expenses	1.2	0.3%	0.8	0.2%	3.3	0.3%	2.6	0.2%
Other expense (income), net	4.2	1.1%	4.8	1.2%	12.6	1.0%	4.4	0.4%

Total operating expenses	$48.9	12.4%	$40.2	10.3%	$153.9	12.5%	$131.9	11.6%

Earnings before interest and taxes	$46.7	11.8%	$45.0	11.6%	$119.8	9.7%	$115.8	10.1%

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net sales
Dry foods	$234.6	$229.6	$734.3	$661.4
Frozen foods	159.6	159.6	496.1	480.1

Total	$394.2	$389.2	$1,230.4	$1,141.5

Earnings before interest and taxes
Dry foods	$44.9	$35.6	$115.6	$95.5
Frozen foods	7.4	12.7	19.4	20.3
Unallocated corporate expenses	(5.6)	(3.3)	(15.2)	—

Total	$46.7	$45.0	$119.8	$115.8

Depreciation and amortization
Dry foods	$7.7	$7.4	$22.9	$21.9
Frozen foods	7.8	8.7	25.1	23.8

Total	$15.5	$16.1	$48.0	$45.7

Three months ended September 27, 2009 compared to three months ended September 28, 2008

Net sales. Shipments in the three months ended September 27, 2009 were $502.5 million, an increase of $6.8 million, compared to shipments in the three months ended September 28, 2008 of $495.7 million. The $6.8 million increase in shipments includes a 3.3% weighted average selling price increase. Net sales in the three months ended September 27, 2009 were $394.2 million, an increase of $5.0 million or 1.3%, compared to net sales in the three months ended September 28, 2008 of $389.2 million. The increase in net sales was the result of an increase in shipments of $6.8 million less a $1.8 million increase in aggregate trade marketing and consumer coupon redemption expenses. The 3.3% weighted average selling price increase combined with the higher rate of trade marketing and consumer coupon redemption expenses as a percentage of shipments results in an effective 3.2% weighted average net selling price increase. The stronger U.S. dollar versus the Canadian dollar reduced net sales by 0.3%.

Dry foods: Shipments in the three months ended September 27, 2009 were $289.5 million, an increase of $4.1 million. The increase was due to increases in sales of our private label, Canadian, and Duncan Hines businesses. The $4.1 million increase in shipments includes a 5.1% weighted average selling price increase. Aggregate trade marketing and consumer coupon redemption expenses and slotting expenses decreased $0.9 million. As a result, dry foods net sales increased $5.0 million, or 2.2%, for the three months ended September 27, 2009. The 5.1% weighted average selling price increase combined with the lower rate of trade marketing and consumer coupon redemption expenses as a percentage of shipments results in an effective 5.8% weighted average net selling price increase. The stronger U.S. dollar reduced net sales by 0.1%.

Frozen foods: Shipments in the three months ended September 27, 2009 were $213.0 million, an increase of $2.7 million. The $2.7 million increase in shipments is inclusive of a 0.8% weighted average selling price increase. The change was mainly driven by an increase in sales of our Hungry-Man and Seafood businesses, partially offset by decreases in our Swanson dinner and private label businesses. Aggregate trade and consumer coupon redemption expenses and slotting expenses increased $2.7 million in the three months ended September 27, 2009. As a result, frozen foods net sales were even with last year’s sales of $159.6 million. The 0.8% weighted average selling price increase combined with the higher rate of trade marketing and consumer coupon redemption expenses as a percentage of shipments results in an effective -0.5% weighted average net selling price decrease. The stronger U.S. dollar reduced net sales by 0.5%.

Gross profit. Gross profit was $95.6 million, or 24.2% of net sales in the three months ended September 27, 2009, versus gross profit of $85.2 million, or 21.9% of net sales in the three months ended September 28, 2008. The principal driver of the increased gross profit as a percent of net sales was reduced freight and distribution expenses which accounted for a 2.0 percentage point improvement. Additionally, selling price increases in excess of higher costs, and, to a lesser extent, favorable mix increased gross margin by 0.4 percentage points. These increases were partially offset by an increased rate of aggregate trade marketing (including slotting) and consumer coupon redemption expenses that are classified as reductions to net sales. The change in these costs reduced the gross profit percentage in 2009 by 0.1 percentage points.

Marketing and selling expenses. Marketing and selling expenses were $26.0 million, or 6.6% of net sales, in the three months ended September 27, 2009 compared to $22.2 million, or 5.7% of net sales, in the three months ended September 28, 2008. The increase was principally due to higher advertising expense of $2.8 million, primarily in our Vlasic and Duncan Hines businesses, and by higher market research spending.

Administrative expenses. Administrative expenses were $17.5 million, or 4.4% of net sales, in the three months ended September 27, 2009 compared to $12.4 million, or 3.2% of net sales, in the three months ended September 28, 2008. The principal drivers of the change for the three months ending September 27, 2009 are higher management incentive and equity related compensation accruals, along with spending on additional capabilities, both in terms of headcount and outside services.

Research and development expenses. Research and development expenses were $1.2 million, or 0.3% of net sales, in the three months ended September 27, 2009 compared with $0.8 million, or 0.2% of net sales, in the three months ended September 28, 2008.

Other expense (income), net. The following table shows other expense (income), net:

	Three Months Ended
In Thousands	September 27, 2009	September 28, 2008
Other expense (income), net consists of:
Amortization of intangibles/other assets	4,197	4,795

Total other expense (income), net	$4,197	$4,795

Amortization was $4.2 million in the three months ended September 27, 2009 as compared to $4.8 million in the three months ended September 28, 2008.

Earnings before interest and taxes. Earnings before interest and taxes (EBIT) increased $1.7 million to $46.7 million in the three months ended September 27, 2009 from $45.0 million in EBIT in the three months ended September 28, 2008. This increase in EBIT resulted from a $9.3 million increase in dry foods EBIT, a $5.3 million decrease in frozen foods EBIT, and a $2.3 million increase in unallocated corporate expenses, principally driven by higher management bonus and equity related compensation accruals.

Dry foods: Dry foods EBIT increased $9.3 million in the three months ended September 27, 2009, to $44.9 million from $35.6 million in the three months ended September 28, 2008. The dry foods EBIT increase of $9.3 million was principally driven by a 2.2% increase in net sales, which includes a $14.2 million impact of selling price increases on some of our brands, and reduced freight and distribution expenses which contributed to the EBIT increase.

Frozen foods: Frozen foods EBIT decreased by $5.3 million in the three months ended September 27, 2009, to $7.4 million from $12.7 million in the three months ended September 28, 2008. The frozen foods EBIT decrease of $5.3 million was principally driven by flat net sales, which is net of a $0.6 million impact of selling price increases on some of our brands. Additionally, higher manufacturing conversion costs and increases in market research expense contributed to the EBIT decline. These declines were partially offset by reduced freight and distribution expenses.

Interest expense, net. Interest expense, net was $28.3 million in the three months ended September 27, 2009, compared to $35.9 million in the three months ended September 28, 2008.

Included in interest expense, net, for the three months ended September 27, 2009 is $1.0 million of amortization of the cumulative mark to market adjustment for an interest rate swap that was de-designated for swap accounting in the fourth quarter of 2008 and subsequently terminated. The counterparty to the interest rate swap was Lehman Brothers Special Financing (LBSF), a subsidiary of Lehman Brothers, and the hedge was de-designed for swap accounting at the time of LBSF’s bankruptcy filing. At that time of de-designation, the cumulative mark to market adjustment was $11.5 million. As of September 27, 2009, the remaining unamortized balance is $6.9 million.

Excluding the impact of the item in the previous paragraph, the decrease in interest expense, net, was $8.6 million, of which $8.3 million was attributable to lower interest rates on our bank borrowings and $0.2 million of the decline was attributed to lower average bank debt levels. Included in the interest expense, net, amount was $3.6 million and $4.6 million for the three months ended September 27, 2009 and the three months ended September 28, 2008 respectively, recorded from losses on interest rate swap agreements, a net change of $1.0 million. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements are recorded as an adjustment to interest expense.

Provision for income taxes. The effective tax rate was 43.3% in the three months ended September 27, 2009, compared to 84.5% in the three months ended September 28, 2008. Based on cumulative losses as of September 27, 2009, the Company maintains a full valuation allowance amounting to $323.8 million against the federal and state net deferred tax assets excluding indefinite lived intangible assets. See Note 14 of the Notes to Consolidated Financial Statements for a discussion of this valuation allowance. Based on current year earnings and future profitability, we believe it is reasonably possible that we will release a portion of the valuation allowance in the near feature, although the exact timing is subject to change based on the level of profitability that we are able to achieve for the remainder of fiscal year 2009 and our visibility into future period results. Any release of the valuation allowance will be recorded during the period of release as a tax benefit increasing net earnings. The valuation allowance will be maintained until the Company is able to conclude that it is more likely than not that we will be able to realize some or all of our deferred tax assets. We will continue to monitor the need for a valuation allowance on a quarterly basis considering all of the available evidence.

Under Internal Revenue Code Section 382, we are a loss corporation. Section 382 of the Code places limitations on our ability to use the Predecessor net operating loss carry-forward to offset our income. The annual net operating loss limitation is approximately $14 to $18 million subject to other rules and restrictions.

Nine months ended September 27, 2009 compared to nine months ended September 28, 2008

Net sales. Shipments in the nine months ended September 27, 2009 were $1,603.8 million, an increase of $116.8 million, compared to shipments in the nine months ended September 28, 2008 of $1,487.0 million. The $116.8 million increase in shipments includes a 5.8% weighted average selling price increase. Net sales in the nine months ended September 27, 2009 were $1,230.4 million, an increase of $88.9 million or 7.8%, compared to net sales in the nine months ended September 28, 2008 of $1,141.5 million. The increase in net sales was the result of an increase in shipments of $116.8 million less a $27.9 million increase in aggregate trade marketing and consumer coupon redemption expenses and slotting expenses. The 5.8% weighted average selling price increase combined with the higher rate of trade marketing and consumer coupon redemption expenses as a percentage of shipments results in an effective 5.5% weighted average net selling price increase. The stronger U.S. dollar versus the Canadian dollar reduced net sales by 0.7%.

Dry foods: Shipments in the nine months ended September 27, 2009 were $923.2 million, an increase of $92.2 million. The increase was due to increases in sales of our Duncan Hines, private label, and Vlasic businesses. The $92.2 million increase in shipments includes a 7.3% weighted average selling price increase. Aggregate trade marketing and consumer coupon redemption expenses and slotting expenses increased $19.3 million in the nine months ended September 27, 2009. As a result, dry foods net sales increased $72.9 million, or 11.0%, for the nine months ended September 27, 2009. The 7.3% weighted average selling price increase combined with the lower rate of trade marketing and consumer coupon redemption expenses as a percentage of shipments results in an effective 7.7% weighted average net selling price increase. The stronger U.S. dollar reduced net sales by 0.4%.

Frozen foods: Shipments in the nine months ended September 27, 2009 were $680.6 million, an increase of $24.6 million. The $24.6 million increase in shipments is inclusive of a 3.8% weighted average selling price increase. The change was mainly driven by an increase in sales in our Seafood business. Aggregate trade and consumer coupon redemption expenses and slotting expenses increased $8.6 million in the nine months ended September 27, 2009. As a result, frozen foods net sales increased $16.0 million, or 3.3%, for the nine months ended September 27, 2009. The 3.8% weighted average selling price increase combined with the higher rate of trade marketing and consumer coupon redemption expenses as a percentage of shipments results in an effective 2.4% weighted average net selling price increase. The stronger U.S. dollar reduced net sales by 1.2%.

Gross profit. Gross profit was $273.7 million, or 22.2% of net sales in the nine months ended September 27, 2009, versus gross profit of $247.7 million, or 21.7% of net sales in the nine months ended September 28, 2008. The principal driver of the increased gross profit as a percent of net sales rate was reduced freight and distribution expenses accounting for a 1.8 percentage point improvement. Somewhat offsetting this improvement was higher raw material commodity costs (principally wheat, corn, edible oils, and to a lesser extent, dairy) and higher conversion costs, in excess of selling price increases, which reduced gross margin by 1.2 percentage points. In addition, the impact of the higher rate of aggregate trade marketing (including slotting) and consumer coupon redemption expenses reduced the gross profit percentage in 2009 by 0.1 percentage points.

Marketing and selling expenses. Marketing and selling expenses were $91.0 million, or 7.4% of net sales, in the nine months ended September 27, 2009 compared to $88.1 million, or 7.7% of net sales, in the nine months ended September 28, 2008. The increase was principally due to higher management incentive and equity related compensation accruals and increased market research expense.

Administrative expenses. Administrative expenses were $47.0 million, or 3.8% of net sales, in the nine months ended September 27, 2009 compared to $36.8 million, or 3.2% of net sales, in the nine months ended September 28, 2008. The principal drivers of the change for the nine months ending September 27, 2009 are higher management incentive and equity related compensation accruals, higher severance and recruiting provisions, principally related to the change in the CEO, and spending on additional capabilities, both in terms of headcount and outside services.

Research and development expenses. Research and development expenses were $3.3 million, or 0.3% of net sales, in the nine months ended September 27, 2009 compared with $2.6 million, or 0.2% of net sales, in the nine months ended September 28, 2008.

Other expense (income), net. The following table shows other expense (income), net:

	Nine Months Ended
In Thousands	September 27, 2009	September 28, 2008
Other expense (income), net consists of:
Amortization of intangibles/other assets	$12,591	$14,387
Gain on litigation settlement	—	(9,988)
Other, net	—	7

Total other expense (income), net	$12,591	$4,406

In the nine months ended September 28, 2008, we recorded the impact of the final settlement of litigation related to excess leverage fees incurred by Aurora under its credit agreement prior to its acquisition by us in 2004, resulting in a reduction of the accrued liability and a gain on litigation settlement of $10.0 million. Amortization was $12.6 million in the nine months ended September 27, 2009 as compared to $14.4 million in the nine months ended September 28, 2008.

Earnings before interest and taxes. Earnings before interest and taxes (EBIT) increased $4.0 million to $119.8 million in the nine months ended September 27, 2009 from $115.8 million in EBIT in the nine months ended September 28, 2008. This increase in EBIT resulted from a $20.1 million increase in dry foods EBIT, a $0.9 million decrease in frozen foods EBIT, and a $15.2 million increase in unallocated corporate expenses. Unallocated corporate expenses increased due to the $10.0 million gain on litigation settlement in the nine months ended September 28, 2008, higher severance and recruiting provisions, principally related to the change in the CEO, and higher management incentive and equity related compensation accruals in the nine months ended September 27, 2009.

Dry foods: Dry foods EBIT increased $20.1 million in the nine months ended September 27, 2009, to $115.6 million from $95.5 million in the nine months ended September 28, 2008. The dry foods EBIT increase of $20.1 million was principally driven by a 11.0% increase in net sales, which includes a $57.5 million impact of selling price increases on some of our brands. Additionally, reduced freight and distribution expenses and lower consumer promotion expense contributed to the EBIT increase. These improvements were partially offset by higher overhead expense, principally related to higher management incentive and equity related compensation accruals

Frozen foods: Frozen foods EBIT decreased by $0.9 million in the nine months ended September 27, 2009, to $19.4 million from $20.3 million in the nine months ended September 28, 2008. The frozen foods EBIT decrease of $0.9 million was principally driven by higher raw material commodity costs and conversion costs in excess of selling price increases, increased overhead expense related to higher management incentive and equity related compensation accruals, and by increased market research expense. These declines to EBIT were partially offset by a 3.3% increase in net sales, which includes a $16.2 million impact of selling price increases on some of our brands, and reduced freight and distribution expenses.

Interest expense, net. Interest expense, net was $86.6 million in the nine months ended September 27, 2009, compared to $111.0 million in the nine months ended September 28, 2008.

Included in interest expense, net, for the nine months ended September 27, 2009 is $3.4 million of amortization of the cumulative mark to market adjustment for an interest rate swap that was de-designated for swap accounting in the fourth quarter of 2008 and subsequently terminated. The counterparty to the interest rate swap was Lehman Brothers Special Financing (LBSF), a subsidiary of Lehman Brothers, and the hedge was de-designed for swap accounting at the time of LBSF’s bankruptcy filing. At that time of de-designation, the cumulative mark to market adjustment was $11.5 million. As of September 27, 2009, the remaining unamortized balance is $6.9 million.

Excluding the impact of the item in the previous paragraph, the decrease in interest expense, net, was $27.8 million, of which $26.5 million was attributable to lower interest rates on our bank borrowings, and $0.6 million of the decline was attributed to lower average bank debt levels. Included in the interest expense, net, amount was $10.5 million and $9.9 million for the nine months ended September 27, 2009 and the nine months ended September 28, 2008 respectively, recorded from losses on interest rate swap agreements, a net change of $0.6 million. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements are recorded as an adjustment to interest expense.

Provision for income taxes. The effective tax rate was 67.4% in the nine months ended September 27, 2009, compared to 464.0% in the nine months ended September 28, 2008. Based on cumulative losses as of September 27, 2009, the Company maintains a full valuation allowance amounting to $323.8 million against the federal and state net deferred tax assets excluding indefinite lived intangible assets. See Note 14 of the Notes to Consolidated Financial Statements for a discussion of this valuation allowance. Based on current year earnings and future profitability, we believe it is reasonably possible that we will release a portion of the valuation allowance in the near feature, although the exact timing is subject to change based on the level of profitability that we are able to achieve for the remainder of fiscal year 2009 and our visibility into future period results. Any release of the valuation allowance will be recorded during the period of release as a tax benefit increasing net earnings. The valuation allowance will be maintained until the Company is able to conclude that it is more likely than not that we will be able to realize some or all of our deferred tax assets. We will continue to monitor the need for a valuation allowance on a quarterly basis considering all of the available evidence.

Under Internal Revenue Code Section 382, we are a loss corporation. Section 382 of the Code places limitations on our ability to use the Predecessor net operating loss carry-forward to offset our income. The annual net operating loss limitation is approximately $14 to $18 million subject to other rules and restrictions.

LIQUIDITY AND CAPITAL RESOURCES

Historical

Overview. Our cash flows are very seasonal. Typically we are a net user of cash in the third quarter of the calendar year (i.e., the quarter ending in September) and a net generator of cash over the balance of the year.

Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures and debt service. Capital expenditures are expected to be approximately $55 million in 2009. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our Revolving Credit Facility.

Statements of cash flows for the nine months ended September 27, 2009 compared to nine months ended September 28, 2008

Net cash provided by operating activities was $66.3 million for the nine months ended September 27, 2009 and was the result of net earnings excluding non-cash charges and credits of $91.9 million less an increase in working capital of $25.6 million. The increase in working capital was primarily the result of a $17.2 million increase in accounts receivable, an $11.3 million increase in inventory and a $10.5 million decrease in accrued trade marketing expense, partially offset by a $16.5 million increase in accrued liabilities. The increase in accounts receivable relates to higher sales as well as the timing of when those sales occurred. The aging of accounts receivable has remained unchanged from December. The increase inventory is the result of the normal seasonal build during the third quarter, while the decrease in accrued trade marketing is a result of the timing of when the trade marketing payments were made. The increase in accrued liabilities was driven by higher accruals for management incentive bonuses, severance and coupons. Net cash provided by operating activities was $9.7 million for the nine months ended September 28, 2008, which was the result of net earnings excluding non-cash charges of $40.7 million less an increase in working capital of $31.0 million. The increase in working capital was primarily the result of a $29.2 million increase in inventories that was due to the seasonal build during the third quarter and a $11.0 million decline in accrued liabilities (a result of the legal settlement with R2 Top Hat, Ltd., the payment of the 2007 performance bonus and an increase in accrued interest), partially offset by a $11.7 million increase in accounts payable. All other working capital accounts used $2.5 million in cash.

Net cash used in investing activities was $40.7 and $18.8 million for the nine months ended September 27, 2009 and September 28, 2008, respectively, which related entirely to capital expenditures. The principal driver of the increase is improvements to the pizza production process at our Jackson, TN facility.

Net cash used by financing activities was $27.5 million during the nine months ended September 27, 2009. The usage primarily related to $18.3 million in net repayments of the Revolving Credit Facility and $9.4 million in repayments of the term loan. Net cash provided by financing activities was $57.4 million during the nine months ended September 28, 2008 and primarily related to $64.9 million of net short-term borrowings. Offsetting the short-term borrowings was $6.3 million in repayments of the term loan and $0.7 million in debt acquisition costs.

The net of all activities resulted in a decrease in cash of $1.7 million during the nine months ended September 27, 2009 and a $48.3 million increase in cash during the nine months ended September 28, 2008.

Debt

As part of the Blackstone Transaction as described in Note 1 to our Consolidated Financial Statements, we entered into a $1,375.0 million credit agreement (the “Senior Secured Credit Facility”) in the form of (i) Term Loans in an initial aggregate amount of $1,250.0 million and (ii) Revolving Credit Commitments in the initial aggregate amount of $125.0 million (the “Revolving Credit Facility”). The term loan matures April 2, 2014. The Revolving Credit Facility matures April 2, 2013. Borrowings outstanding under the Revolving Credit Facility as of September 27, 2009 totaled $7.7 million. Borrowings outstanding under the Revolving Credit Facility as of December 28, 2008 totaled $26.0 million.

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

The amount of the term loan that was owed to affiliates of The Blackstone Group as of September 27, 2009 and December 28, 2008, was $34.3 million and $34.6 million, respectively.

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

The obligations under the Credit Agreement are unconditionally and irrevocably guaranteed by each of our direct or indirect domestic subsidiaries (collectively, the “Guarantors”). In addition, the credit agreement is collateralized by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, each of our direct or indirect domestic subsidiaries and 65% of the capital stock of, or other equity interests in, our direct foreign subsidiary, or any of its domestic subsidiaries and (ii) certain of our tangible and intangible assets and those of the Guarantors (subject to certain exceptions and qualifications).

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility. For the three months and nine months ended September 27, 2009, the weighted average interest rate on the term loan was 3.04% and 3.18%, respectively. For the three and nine months ended September 28, 2008, the weighted average interest rate on the term loan was 5.43% and 6.13% , respectively. For the three and nine months ended September 27, 2009, the weighted average interest rate on the Revolving Credit Facility was 3.08% and 3.26%, respectively. For the three and nine months ended September 28, 2008, the weighted average interest rate on the Revolving Credit Facility was 5.78% and 6.13%, respectively. As of September 27, 2009 and September 28, 2008, the Eurodollar interest rate on the term loan facility was 3.01% and 5.50%, respectively.

We pay a fee for all outstanding letters of credit drawn against our Revolving Credit Facility at an annual rate equivalent to the Applicable Rate then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility agreement cannot exceed $25.0 million. As of September 27, 2009 and December 28, 2008, we had utilized $12.3 million and $15.2 million, respectively of the Revolving Credit Facility for letters of credit. As of September 27, 2009 there were borrowings of $7.7 million under the Revolving Credit Facility, so of the $117.3 million Revolving Credit Facility available, we had an unused balance of $105.1 million available for future borrowing and letters of credit. As of December 28, 2008, borrowings under the Revolving Credit Facility totaled $26.0 million, so of the $99.0 million Revolving Credit Facility available, we had an unused balance of $83.8 million available for future borrowing and letters of credit. The remaining amount that can be used for letters of credit as of September 27, 2009 and December 28, 2008 was $12.7 million and $9.8 million, respectively. If we are unsuccessful in replacing the commitment from LCPI, the amount available for future borrowings and letters of credit as of September 27, 2009 and December 28, 2008 would be $90.1 million and $68.8 million, respectively.

The term loan matures in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the term loan outstanding as of September 27, 2009 are $3.12 million in 2009, $12.5 million in 2010, $12.5 million in 2011, $12.5 million in 2012, $12.5 million in 2013 and $1,171.88 million thereafter.

On April 2, 2007, as part of the Blackstone Transaction, we issued $325.0 million of 9.25% Senior Notes (the “Senior Notes”) due 2015, and $250.0 million of 10.625% Senior Subordinated Notes (the “Senior Subordinated Notes”) due 2017. The Senior Notes are general unsecured obligations of ours, effectively subordinated in right of payment to all of our existing and future senior secured indebtedness and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee our other indebtedness. The Senior Subordinated Notes are general unsecured obligations of ours, subordinated in right of payment to all of our existing and future senior indebtedness and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee our other indebtedness. See Note 16 of the Consolidated Financial Statements for Guarantor and Nonguarantor Financial Statements.

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

The estimated fair value of our long-term debt, including the current portion, as of September 27, 2009, is as follows:

	September 27, 2009
Issue	Recorded Amount	Fair Value
Senior secured credit facility - term loan	$1,225.0	$1,151.5
9.25% Senior notes	325.0	325.0
10.625% Senior subordinated notes	199.0	199.0

	$1,749.0	$1,675.5

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

EBITDA and Consolidated EBITDA do not represent net earnings or loss or cash flow from operations as those terms are defined by Generally Accepted Accounting Principles (“GAAP”) and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definitions of Consolidated EBITDA in the Senior Secured Credit Facility and the indentures allow us to add back certain non-cash, extraordinary, unusual or non-recurring cash charges that are deducted in calculating net earnings or loss. However, these are expenses that may recur, vary greatly and are difficult to predict. While EBITDA and Consolidated EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, they are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

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

The following table provides a reconciliation from our net earnings (loss) to EBITDA and Consolidated EBITDA for the nine month periods ended September 27, 2009 and September 28, 2008 and the year ended December 28, 2008. The terms and related calculations are defined in the Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes.

	Nine Months Ended September 27, 2009	Nine Months Ended September 28, 2008	Year Ended December 28, 2008
		(in thousands)
Net earnings (loss)	$10,818	$(18,494)	$(28,581)
Interest expense, net	86,549	110,727	152,961
Income tax expense	22,384	23,575	27,036
Depreciation and amortization expense	48,004	45,650	62,509

EBITDA (unaudited)	$167,755	$161,458	$213,925

Non-cash items (a)	2,142	(10,413)	3,776
Non-recurring items (b)	5,226	1,705	2,653
Other adjustment items (c)	1,916	1,933	2,606
Net cost savings projected to be realized as a result of initiatives taken (d)	13,232	8,571	9,002

Consolidated EBITDA (unaudited)	$190,271	$163,254	$231,962

Last twelve months Consolidated EBITDA (unaudited)	$258,979

(a)	Non-cash items are comprised of the following:

	Nine Months Ended September 27, 2009	Nine Months Ended September 28, 2008	Year Ended December 28, 2008
		(in thousands)
Non-cash compensation charges (1)	$2,398	$686	$806
Unrealized losses or (gains) resulting from hedging activities (2)	(256)	(1,111)	(2,142)
Impairment charges or asset write-offs (3)	—	—	15,100
Non-cash gain on litigation settlement (4)	—	(9,988)	(9,988)

Total non-cash items	$2,142	$(10,413)	$3,776

(1)	For fiscal 2008 and the nine months ended September 28, 2008 and September 27, 2009, represents non-cash compensation charges related to the granting of equity awards.

(2)	For fiscal 2008 and the nine months ended September 28, 2008 and September 27, 2009, represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under natural gas, heating oil (2009) and foreign exchange swap contacts (2008).

(3)	For fiscal 2008, represents impairment charges for the Van de Kamp’s ($8.0 million), Mrs. Paul’s ($5.6 million), Lenders ($0.9 million) and Open Pit tradenames ($0.6 million).

(4)	For fiscal 2008 and the nine months ended September 28, 2008, represents the excess of the accrued liability established in purchase accounting over the amount of the cash payment in the litigation settlement described in Note 5 to our consolidated financial statements.

(b)	Non-recurring items are comprised of the following:

	Nine Months Ended September 27, 2009	Nine Months Ended September 28, 2008	Year Ended December 28, 2008
		(in thousands)
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$1,024	$485	$671
Restructuring charges, integration costs and other business optimization expenses (2)	899	540	1,015
Employee severance and recruiting (3)	3,303	680	967

Total non-recurring items	$5,226	$1,705	$2,653

(1)	For fiscal 2008 and the nine months ended September 28, 2008 and September 27, 2009, represents additional costs related to the Blackstone Transaction, primarily legal fees, and other expenses related to due diligence investigations.

(2)	For the nine months ended September 28, 2008, represents expenses incurred to reconfigure the freezer space in our Mattoon warehouse. For the nine months ended September 27, 2009 represents consultant expense incurred to execute yield and labor savings in our plants. For fiscal 2008, represents both the configuration of freezer space in our Mattoon warehouse, as well as consultant expense incurred to execute labor and yield savings in our plants.

(3)	For the nine months ended September 27, 2009, principally represents severance and recruiting costs related to the change in the CEO.

(c)	Other adjustment items are comprised of the following:

	Nine Months Ended September 27, 2009	Nine Months Ended September 28, 2008	Year Ended December 28, 2008
		(in thousands)
Management, monitoring, consulting and advisory fees (1)	$1,916	$1,933	$2,606

Total other adjustments	$1,916	$1,933	$2,606

(1)	For fiscal 2008 and the nine months ended September 28, 2008 and September 27, 2009, represents management/advisory fees and expenses paid to Blackstone.

(d)	Net cost savings projected to be realized as a result of initiatives taken:

	Nine Months Ended September 27, 2009	Nine Months Ended September 28, 2008	Year Ended December 28, 2008
		(in thousands)
Productivity initiatives in our manufacturing facilities, freight and distribution systems and purchasing programs (1)	$13,232	$8,571	$9,002

Total net cost savings projected to be realized as a result of initiatives taken	$13,232	$8,571	$9,002

(1)	For fiscal 2008 and the nine months ended September 28, 2008 and September 27, 2009, represents net cost savings projected to be realized as a result of specified actions taken or initiated, net of the amount of actual benefits realized. Such savings primarily relate to productivity initiatives in our manufacturing facilities, our freight and distribution systems, and our purchasing programs.

Our covenant requirements and actual ratios for the twelve months ended September 27, 2009 are as follows:

	Covenant Requirement	Actual Ratio
Senior Secured Credit Facility
Senior Secured Leverage Ratio (1)	5.75:1	4.75
Total Leverage Ratio (2)	Not applicable	6.78

Senior Notes and Senior Subordinated Notes (3)
Minimum Consolidated EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00:1	1.98

(1)	Pursuant to the terms of the Senior Secured Credit Facility, if at any time there are borrowings outstanding under the Revolving Credit Facility in an aggregate amount greater than $10.0 million, we are required to maintain a consolidated total senior secured debt to Consolidated EBITDA ratio for the most recently concluded four consecutive fiscal quarters (the “Senior Secured Leverage Ratio”) less than a ratio starting at a maximum of 7.00:1 at September 30, 2007 and stepping down over time to 4.00:1 on March 31, 2011. Consolidated total senior secured debt is defined as our aggregate consolidated secured indebtedness less the aggregate amount of all unrestricted cash and cash equivalents.

(2)	The Total Leverage Ratio is not a financial covenant but is used to determine the applicable rate under the Senior Secured Credit Facility. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Consolidated EBITDA.

(3)	Our ability to incur additional debt and make certain restricted payments under the indentures governing the Senior Notes and Senior Subordinated Notes, subject to specified exceptions, is tied to a Consolidated EBITDA to fixed charges ratio of at least 2.00:1, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to (i) incur up to $1,600.0 million under credit facilities (as of September 27, 2009, we had $1,225.0 million in outstanding term loans, $7.7 million in borrowings under the Revolving Credit Facility and an unused balance of $105.1 million under the revolving credit facility, not taking into account Lehman Commercial Paper Inc’s. commitment of $15.0 million for the revolving credit facility as a result of their bankruptcy), (ii) incur up to $150.0 million under the general exception to the debt covenant, (iii) make investments in similar businesses having an aggregate fair market value not to exceed 3.0% of our total assets, (iv) make additional investments having an aggregate fair market value not to exceed 4.0% of our total assets and (v) make other restricted payments in an aggregate amount not to exceed 2.0% of our total assets.

(4)	Fixed charges is defined in the indentures governing the Senior Notes and Senior Subordinated Notes as (i) consolidated interest expense (excluding specified items) plus consolidated capitalized interest less consolidated interest income, plus (ii) cash dividends and distributions paid on preferred stock or disqualified stock.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB updated the authoritative guidance for business combinations. Under the December 2007 update, all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but the updated guidance changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The updated guidance for business combinations is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The authoritative guidance for business combinations amends the authoritative guidance for income tax accounting such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of updated guidance for business combinations (released in December 2007), would also apply the provisions of the updated guidance for business combinations. Early adoption is not permitted. The adoption of the updated authoritative guidance for business combinations will have an impact on our accounting for future business combinations on a prospective basis once adopted; however, the materiality of that impact cannot be determined.

In April 2009, the FASB updated the authoritative guidance for business combinations. The April 2009 update amends and clarifies the authoritative guidance of business combinations to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The updated authoritative guidance for business combinations is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this standard will have an impact on our accounting for future business combinations on a prospective basis once adopted; however, the materiality of that impact cannot be determined.

In December 2007, the FASB issued the authoritative guidance for noncontrolling interests in consolidated financial statements. This guidance is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. This guidance requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net earnings attributable to the noncontrolling interest will be included in consolidated net earnings on the face of the statement of operations. It also amends consolidation procedures for consistency with the requirements of the authoritative guidance for business combinations. The guidance for noncontrolling interests in consolidated financial statements also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This guidance has not had any impact on the reporting of our financial position or the results of operations.

In March 2008, the FASB revised the authoritative guidance for derivative and hedge accounting. The guidance requires enhanced disclosures about derivative and hedging activities. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted this guidance in the first quarter of 2009 and have included enhanced disclosure in Note 10.

In April 2009, the FASB updated the authoritative guidance for measuring fair value. The April 2009 update provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. The guidance is effective for interim and annual periods ending after June 15, 2009. We adopted the guidance during the quarter ended September 27, 2009 and it did not have a material impact on our consolidated financial position or results of operations.

In November 2008, the FASB updated the authoritative guidance for intangible assets. The November 2008 update provides guidance for accounting for defensive intangible assets subsequent to their acquisition in accordance with the authoritative guidance for business combinations and the authoritative guidance for measuring fair value by including the estimated useful life that should be assigned to such assets. The updated authoritative guidance for intangible assets is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this guidance did not have a material impact on our consolidated financial position or results of operations.

In December 2008, the FASB issued authoritative guidance on defined benefit plans. The release provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance is effective for fiscal years ending after December 15, 2009. The implementation of this guidance will not have a material impact on our consolidated financial position or results of operations.

In April 2009, the FASB amended the authoritative guidance on financial instruments to require disclosure of the fair value of financial instruments in interim financial statements as well as annual financial statements. The adoption of this guidance will have no impact to us as we already provide these disclosures in our interim financial statements.

In April 2009, the FASB issued authoritative guidance on investment in debt securities. This guidance clarifies the interaction of the impairment factors that should be considered when applied prospectively beginning in the second quarter of 2009. Upon adoption during the quarter ended September 27, 2009, this guidance did not have a material impact on our consolidated financial position or results of operations.

In May 2009, the FASB issued the authoritative guidance on subsequent events. The guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. It also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make for those events or transactions. The guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. We adopted the new disclosure requirement in our June 28, 2009 Consolidated Financial Statements.

In June 2009, the FASB issued the authoritative guidance for variable interest entities. This guidance clarifies the characteristics that identify a variable interest entity (VIE) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance. This guidance requires the primary beneficiary assessment to be performed on a continuous basis. It also requires additional disclosures about an entity’s involvement with VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. The authoritative guidance for variable interest entities is effective for fiscal years beginning after November 15, 2009. We are currently evaluating this guidance and anticipate that it will not have a material impact on our consolidated financial position or results of operations.

In June 2009, the FASB updated guidance for generally accepted accounting principles (“GAAP”). The updated guidance establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The June 2009 updated guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted this guidance in the third quarter of 2009.

In August 2009, the FASB updated the authoritative guidance for measuring the fair value of liabilities. The update provides guidance on the valuation techniques that are used in measuring the fair market value of a liability when quoted price in an active market is not available. The techniques include using the quoted price for identical or similar liabilities. Other techniques include the use of an income approach, such as present value techniques, or a market approach, such as a technique that is based on the amount at the measurement date that a reporting entity would pay to transfer the identical liability or pay to receive the identical liability. The guidance is effective for the first reporting period after issuance. We adopted this guidance in the third quarter 2009 and it did not have a material impact on our consolidated financial position or results of operations.

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges in accordance with the authoritative guidance for derivative and hedge accounting involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

As of September 27, 2009 we had the following interest rate swaps (in aggregate) that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notational Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	8	$685.7 million	1.43% - 3.33%	USD-LIBOR-BBA	Oct 2008 - Mar 2009	Jan 2011 - July 2012

According to the authoritative guidance for derivative and hedge accounting, the effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive (loss) income (“AOCI”) on the Consolidated Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 27, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly as Interest expense in the Consolidated Statement of Operations. There was no hedge ineffectiveness on interest rate cash flow hedges recognized in the three and nine months ended September 27, 2009.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Due to the counterparty bank declaring bankruptcy in October 2008, we discontinued prospectively the hedge accounting on our interest rate derivatives with Lehman Brothers Speciality Financing on the bankruptcy date as those hedging relationships no longer met the authoritative guidance for derivative and hedge accounting. We terminated these positions during the fourth quarter of 2008. We continue to report the net gain or loss related to the discontinued cash flow hedge in AOCI which is expected to be reclassified into earnings during the original contractual terms of the derivative agreements as the hedged interest payments are expected to occur as forecasted. For the three and nine months ended September 27, 2009, $1.0 million and $3.4 million, respectively, was reclassified as an increase to interest expense relating to the terminated hedges. During the twelve months ending September 26, 2010, we estimate that an additional $17.2 million will be reclassified as an increase to Interest expense relating to both active and terminated hedges.

Cash Flow Hedges of Foreign Exchange Risk

Our operations in Canada have exposed us to changes in the US Dollar – Canadian Dollar (USD-CAD) foreign exchange rate. From time to time, our Canadian subsidiary purchases inventory denominated in US Dollars (USD), a currency other than their functional currency. Our subsidiary sells that inventory in Canadian dollars. Our subsidiary uses currency forward and collar agreements to manage our exposure to fluctuations in the USD-CAD exchange rate. Currency forward agreements involve fixing the USD-CAD exchange rate for delivery of a specified amount of foreign currency on a specified date. Currency collar agreements involve the sale of Canadian Dollar (CAD) currency in exchange for receiving US dollars if exchange rates rise above an agreed upon rate and sale of USD currency in exchange for receiving CAD dollars if exchange rates fall below an agreed upon rate at specified dates.

As of September 27, 2009, we had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notational Sold in Aggregate	Notational Purchased in Aggregate	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	45	$54.6 million CAD	$49.9 million USD	.971-1.21136	Oct 2007 - May 2009	Oct 2009 - Dec 2010
CAD Collar	12	$12.0 million CAD	$10.6 million USD	1.13	May 2009	Jan 2010 - Dec 2010

According to the authoritative guidance for derivative and hedge accounting, the effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI on the Consolidated Balance Sheet and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, are recognized directly in Cost of products sold in the Consolidated Statement of Operations. Hedge ineffectiveness on foreign exchange cash flow hedges amounted to losses and gains, respectively of less than $0.1 million in the three and nine months ended September 27, 2009, respectively.

Non-designated Hedges of Commodity Risk

Derivatives not designated as hedges are not speculative and are used to manage our exposure to commodity price risk but do not meet the authoritative guidance for derivative and hedge accounting. From time to time, we enter into natural gas commodity forward contracts to fix the price of natural gas and heating oil purchases at a future delivery date. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in Cost of products sold in the Consolidated Statement of Operations.

As of September 27, 2009, we had the following natural gas swaps (in aggregate) and heating oil swaps (in aggregate) that were not designated in qualifying hedging relationships:

Product	Number of Instruments	Notational Amount	Price	Trade Dates	Maturity Dates
Natural Gas Swap	4	95,091 - 145,160 MMBTU’s	$5.27-$6.50 per MMBTU	Dec 2008 - Mar 2009	Oct 2009 - June 2010
Heating Oil Swap	1	9,000 BBL’s	$45.15 per BBL	Mar 2009	Dec 2009

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 27, 2009.

(in millions)	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Contracts		$—	Other long-term liabilities	$20.0
Foreign Exchange Contracts	Other current assets	0.8	Accrued liabilities	0.8
Foreign Exchange Contracts		—	Other long-term liabilities	0.1

Total derivatives designated as hedging instruments as of September 27, 2009		$0.8		$20.9

Derivatives not designated as hedging instruments
Natural Gas Contracts		$—	Accrued liabilities	$0.1
Heating Oil Contracts		0.1		—

Total derivatives not designated as hedging instruments as of September 27, 2009		$0.1		$0.1

The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Operations and Accumulated other comprehensive (loss) income for the three and nine months ended September 27, 2009.

Tabular Disclosure of the Effect of Derivative Instruments for the Three and Nine Months Ended September 27, 2009

(in millions)

Gain/(Loss)

Derivatives in Cash Flow Hedging Relationships	Recognized in AOCI on Derivative (Effective Portion)	Effective portion reclassified from AOCI to:	Reclassified from AOCI into Earnings (Effective Portion)	Ineffective portion reclassified from AOCI to:	Recognized in Earnings on Derivative (Ineffective Portion)
Interest Rate Contracts	$(8.9)	Interest expense	$(4.6)	Interest expense	$—
Foreign Exchange Contracts	(2.0)	Cost of products sold	0.1	Cost of products sold	—

Three months ended September 27, 2009	$(10.9)		$(4.5)		$—

Interest Rate Contracts	$(18.6)	Interest expense	$(13.9)	Interest expense	$—
Foreign Exchange Contracts	(3.2)	Cost of products sold	2.2	Cost of products sold	—

Nine months ended September 27, 2009	$(21.8)		$(11.7)		$—

Derivatives Not Designated as Hedging Instruments	Recognized in Earnings on:	Recognized in Earnings on Derivative
Natural Gas Contracts	Cost of products sold	$(0.1)
Heating Oil Contracts	Cost of products sold	—

Three months ended September 27, 2009		$(0.1)

Natural Gas Contracts	Cost of products sold	$(1.3)
Heating Oil Contracts	Cost of products sold	0.1

Nine months ended September 27, 2009		$(1.2)

Credit-risk-related Contingent Features

We have an agreement with Barclays that contains a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 27, 2009, the fair value of interest rate swaps in a net liability position related to these agreements was $22.1 million, which includes accrued interest of $1.0 million but excludes any adjustment for nonperformance risk of $1.1 million. For the same counterparty, the fair value of foreign exchange derivative contracts in a net liability position related to these agreements was $1.0 million, which excludes any adjustment for nonperformance risk of $0.1 million. For the same counterparty, the fair value of natural gas swaps in a net liability position related to these agreements was $0.1 million. If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $23.2 million. As of September 27, 2009, we have not posted any collateral related to these agreements.

ITEM 4:	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 27, 2009. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective.

In addition, there was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 27, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

There have been no material changes.

ITEM 1A:	RISK FACTORS

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 28, 2008.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:	OTHER INFORMATION

None

ITEM 6:	EXHIBITS

Exhibit Number	Description of exhibit

2.1	Agreement and Plan of Merger, dated as of February 10, 2007, by and among Crunch Holding Corp., Peak Holdings LLC and Peak Acquisition Corp. (previously filed as Exhibit 2.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

2.2	Agreement and Plan of Reorganization and Merger, by and between Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003 (previously filed as Exhibit 2.1 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.3	Amendment No. 1, dated January 8, 2004, to the Agreement and Plan of Reorganization and Merger, by and between Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003 (previously filed as Exhibit 2.2 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.4	Agreement and Plan of Merger, dated March 19, 2004, by and between Aurora Foods, Inc. and Pinnacle Foods Holding Corporation (previously filed as Exhibit 2.3 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.5	Asset Purchase Agreement, dated March 1, 2006, by and between The Dial Corporation and Pinnacle Foods Groups Inc. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Group Inc. filed with the SEC on March 1, 2006 (Commission File Number: 333-118390), and incorporated herein by reference).

3.1	Pinnacle Foods Finance LLC Certificate of Formation (previously filed as Exhibit 3.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.2	Pinnacle Foods Finance LLC Amended and Restated Limited Liability Company Agreement, dated as of April 2, 2007 (previously filed as Exhibit 3.2 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.3	Pinnacle Foods Finance Corp. Certificate of Incorporation (previously filed as Exhibit 3.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.4	Pinnacle Foods Finance Corp. Bylaws (previously filed as Exhibit 3.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.5	Pinnacle Foods Group LLC Certificate of Formation (previously filed as Exhibit 3.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.6	Pinnacle Foods Group LLC Limited Liability Company Agreement (previously filed as Exhibit 3.6 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.7	Pinnacle Foods International Corp. Certificate of Incorporation. (previously filed as Exhibit 3.7 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.8	Pinnacle Foods International Corp. Bylaws. (previously filed as Exhibit 3.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.9	State of Delaware Certificate of Conversion, dated September 25, 2007, converting Pinnacle Foods Group Inc. from a Corporation to a Limited Liability Company(previously filed as Exhibit 3.9 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.1	Senior Notes Indenture, dated as of April 2, 2007, among the Issuers, the Guarantors and the Trustee (previously filed as Exhibit 4.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.2	Senior Subordinated Notes Indenture, dated as of April 2, 2007, among the Issuers, the Guarantors and the Trustee (previously filed as Exhibit 4.2 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.3	Registrations Rights Agreement, dated as of April 2, 2007, among the Issuers, the Guarantors and Lehman Brothers Inc. and Goldman, Sachs & Co. (previously filed as Exhibit 4.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.4	Form of Rule 144A Global Note, 9.25% Senior Notes due 2015 (previously filed as Exhibit 4.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.5	Form of Regulation S Global Note, 9.25% Senior Notes due 2015 (previously filed as Exhibit 4.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.6	Form of Rule 144A Global Note, 10.625% Senior Subordinated Notes due 2017 (previously filed as Exhibit 4.6 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.7	Form of Regulation S Global Note, 10.625% Senior Subordinated Notes due 2017 (previously filed as Exhibit 4.7 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.8	Credit Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Lehman Commercial Paper Inc., Goldman Sachs Credit Partners L.P. and other lenders party hereto (previously filed as Exhibit 4.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.9	Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.9 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.10	Guaranty, dated as of April 2, 2007, among Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.10 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.11	Intellectual Property Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.11 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.3+	Employment Agreement, dated April 2, 2007 (Jeffrey P. Ansell) (previously filed as Exhibit 10.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.4+	Employment Agreement, dated April 2, 2007 (Craig Steeneck) (previously filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.5+	Director Service Agreement, dated April 2, 2007 (Roger Deromedi) (previously filed as Exhibit 10.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.6	Transaction and Advisory Fee Agreement, dated as of April 2, 2007, between Peak Finance LLC and Blackstone Management Partners V L.L.C. (previously filed as Exhibit 10.6 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.7	Trademark License Agreement by and between The Dial Corporation and Conagra, Inc., dated July 1, 1995 (previously filed as Exhibit 10.33 to the Annual Report on Form 10-K of Pinnacle Foods Group Inc. for the fiscal year ended December 25, 2005 (Commission File Number: 333-118390), and incorporated herein by reference).

10.8	Tax Sharing Agreement, dated as of November 25, 2003, by and among Crunch Holding Corp., Pinnacle Foods Holding Corporation, Pinnacle Foods Corporation, Pinnacle Foods Management Corporation, Pinnacle Foods Brands Corporation, PF Sales (N. Central Region) Corp., PF Sales, LLC, PF Distribution, LLC, PF Standards Corporation, Pinnacle Foods International Corp., Peak Finance Holdings LLC, Pinnacle Foods Finance Corp., Pinnacle Foods Finance LLC and Pinnacle Foods Group LLC (previously filed as Exhibit 10.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.9	Lease, dated May 23, 2001, between Brandywine Operating Partnership, L.P. and Pinnacle Foods Corporation (Cherry Hill, New Jersey) (previously filed as Exhibit 10.25 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.10	Lease, dated August 10, 2001, between 485 Properties, LLC and Pinnacle Foods Corporation (Mountain Lakes, New Jersey); Amendment No. 1, dated November 23, 2001; Amendment No. 2, dated October 16, 2003 (previously filed as Exhibit 10.26 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.11	Swanson Trademark License Agreement (U.S.) by and between CSC Brands, Inc. and Vlasic International Brands Inc., dated as of March 24, 1998 (previously filed as Exhibit 10.27 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-1183900), and incorporated herein by reference).

10.12	Swanson Trademark License Agreement (Non-U.S.) by and between Campbell Soup Company and Vlasic International Brands Inc., dated as of March 26, 1998 (previously filed as Exhibit 10.28 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.13	Technology Sharing Agreement by and between Campbell Soup Company and Vlasic Foods International Inc., dated as of March 26, 1998 (previously filed as Exhibit 10.29 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.14	Amendment to Lease Agreement, dated February 10, 2007 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Group Inc. filed with the SEC on February 15, 2007 (Commission File Number: 333-118390), and incorporated herein by reference).

10.15	Securityholders Agreement, dated as of April 2, 2007, among Peak Holdings LLC and the other parties hereto (previously filed as Exhibit 10.15 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.16+	Peak Holdings LLC 2007 Unit Plan, effective as of April 2, 2007 (previously filed as Exhibit 10.16 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.17+	Peak Holdings LLC Form of Award Management Unit Subscription Agreement (previously filed as Exhibit 10.17 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.18	Securityholders Agreement, dated as of September 21, 2007 among Crunch Holding Corp. and the other parties hereto (previously filed as Exhibit 10.18 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.19+	Crunch Holding Corp. 2007 Stock Incentive Plan, effective as of August 8, 2007 (previously filed as Exhibit 10.19 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.20+	Crunch Holding Corp. 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.20 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.21	Trademark License Agreement, dated as of July 9, 1996, by and between The Quaker Oats Company, The Quaker Oats Company of Canada Limited and Van de Kamp’s, Inc. (previously filed as Exhibit 10.21 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.22+	Enhanced Target Annual Bonus letter, dated June 11, 2007 (Craig Steeneck) (previously filed as Exhibit 10.22 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.23+	Supplemental Peak Holdings LLC Management Unit Subscription Agreement, dated June 11, 2007 (Craig Steeneck) (previously filed as Exhibit 10.23 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.24+	Modification of the Enhanced Target Annual Bonus letter, dated February 27, 2009 (Craig Steeneck) (previously filed as Exhibit 10.24 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.25+	Modification of the Supplemental Peak Holdings LLC Management Unit Subscription Agreement, dated February 27, 2009 (Craig Steeneck) (previously filed as Exhibit 10.25 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.26+	Modification of the Peak Holdings LLC Form of Award Management Unit Subscription Agreement (previously filed as Exhibit 10.26 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.27+	Modification of the Crunch Holding Corp. 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.27 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.28+	Employment offer letter, dated December 11, 2003 (Chris Kiser) (previously filed as Exhibit 10.28 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.29+	Severance benefit letter, dated October 7, 2008 (Chris Kiser) (previously filed as Exhibit 10.29 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.30+	Employment offer letter dated May 25, 2001 (Lynne M. Misericordia) (previously filed as Exhibit 10.30 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.31+	Employment offer letter dated May 25, 2001 (M. Kelley Maggs) (previously filed as Exhibit 10.31 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.32+	Separation Agreement, dated July 31, 2009 (Jeffrey P. Ansell). Previously filed as Exhibit 10.32 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.33+	Employment Agreement, dated July 13, 2009 (Robert J. Gamgort). Previously filed as Exhibit 10.33 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.34+	Peak Holdings LLC Management Unit Subscription Agreement, dated July 13, 2009 (Robert J. Gamgort). Previously filed as Exhibit 10.34 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.35+	Amendment to Director Services Agreement, dated July 31, 2009 (Roger Deromedi). Previously filed as Exhibit 10.35 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

24.1	Power of Attorney (included in signature page) (previously filed as Exhibit 24.1 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

+	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

(A)	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Form 10-Q and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FOODS FINANCE LLC

By:	/s/ CRAIG STEENECK
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (acting in both his capacity as authorized signatory on behalf of the registrant and as principal financial officer)
Date:	November 10, 2009