Form 10-K
period 2009-12-27
Pinnacle Foods Finance LLC
filed 2010-03-23
CIK 1420566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(The Registrant believes it is a voluntary filer and it has filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter.

Not applicable.

As of March 23, 2010, there were outstanding 100 shares of common stock, par value $0.01 per share, of the Registrant.

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

General Information

We are a leading manufacturer, marketer, and distributor of branded, high-quality dry and frozen packaged food products in North America. Our major brands hold leading market positions in their respective retail categories and enjoy high consumer awareness. Our products are sold through a combination of a national sales broker, regional sales brokers, and a direct sales force that reaches supermarkets, grocery wholesalers and distributors, mass merchandisers, super centers, convenience stores, dollar stores, drug stores, warehouse clubs, foodservice, and other alternative channels in the United States and Canada. We also distribute a selection of our products in Mexico, the Caribbean, and Latin America. The combination of new product innovation, core product renovation, effective consumer marketing, and strategic acquisitions have helped us create and grow our diverse brand portfolio. The address of our website is www.pinnaclefoods.com. The information on our website is not incorporated by reference into this report.

On December 23, 2009, we acquired all of the common stock of Birds Eye Foods, Inc. (“Birds Eye”) (the “Birds Eye Acquisition”). Birds Eye’s product offering includes an expanding platform of healthy, high-quality frozen vegetables and frozen meals and a portfolio of primarily branded specialty dry foods which are well-aligned with our existing dry foods segment. Frozen food products are marketed under the Birds Eye brand name, which holds the #1 market share in frozen vegetables and the #1 market share in the value sub-segment of complete bagged meals. Birds Eye markets traditional boxed and bagged frozen vegetables, as well as steamed vegetables using innovative steam-in-packaging technology, under the Birds Eye and Birds Eye Steamfresh brands. Birds Eye’s complete bagged meals, marketed primarily under the value-oriented Birds Eye Voila! brand, offer consumers value-added meal solutions that include a protein, starch, and vegetables in one convenient package. Birds Eye’s branded specialty dry food products hold leading market share positions in their core geographic markets, and include Comstock and Wilderness fruit pie fillings and toppings, Brooks and Nalley chili and chili ingredients, and snack foods by Tim’s Cascade and Snyder of Berlin.

Historically, Pinnacle’s products and operations were managed and reported in two operating segments: dry foods and frozen foods. Birds Eye’s results for the five days in fiscal 2009 are reported in a third operating segment “Birds Eye foods”. The dry foods segment consists primarily of Duncan Hines baking mixes and frostings, Vlasic shelf-stable pickles, peppers, and relish, Mrs. Butterworth’s and Log Cabin table syrups, and Armour canned meats. The frozen foods segment consists primarily of Hungry-Man and Swanson frozen dinners and entrées, Mrs. Paul’s and Van de Kamp’s frozen seafood, Aunt Jemima frozen breakfasts, Lender’s bagels, and Celeste frozen pizza-for-one.

Throughout this Form 10-K, we use a combination of data provided by Information Resources, Inc. (“IRI”) and The Nielsen Company (“Nielsen”). Unless we indicate otherwise, retail sales, market share, category and other industry data used throughout this Form 10-K for all categories and segments are: for U.S. brands, IRI data for the 52-week period ended December 27, 2009; and for brands in Canada, Nielsen data for the 52-week period ended December 19, 2009. This data includes retail sales in supermarkets with at least $2 million in total annual sales but exclude sales in mass merchandiser, club, drug, convenience or dollar stores. Retail sales are dollar sales estimated by IRI and Nielsen and represent the value of units sold through supermarket cash registers for the relevant period.

We view the baking mixes and frostings category as consisting of the following segments: cake mix, brownie mix, ready-to-serve frostings, muffin mix, cookie mix, bar mix, frosting mix, quick bread, dessert kits, all other baking mix and all other frosting. We view the shelf-stable pickles, peppers, and relish category as consisting of shelf-stable pickles, peppers, and relish segments. We view the canned meat category as consisting primarily of the canned chili, chunk meat, luncheon meat, sloppy joe, Vienna sausages, and stew segments, as well as several smaller segments. We view the frozen vegetables category as consisting of the steamed and nonsteamed segments. We view the frozen prepared seafood category as consisting of breaded, marinated, and seasoned “fin products,” such as pollock and salmon, and “non-fin products,” primarily shrimp. We view the single-serve frozen dinners and entrées category as consisting of single-serve full-calorie dinners and entrées and single-serve diet dinners and entrées. We view the multi-serve frozen dinner and entrées category as consisting of multi-serve meals and complete bagged meals, which we further segment into value and premium sub-segments. We view the frozen breakfast category as primarily consisting of the grain segment, which includes frozen waffles, pancakes, and French toast, and the protein segment, which includes frozen breakfast entrées and savory breakfast handhelds. References to the bagel category are to scannable bagels (pre-packaged), consisting of the frozen, refrigerated, and shelf-stable segments. We view table syrup and frozen pizza-for-one as distinct categories. When we refer to the core market of our Open Pit brand of barbecue sauce, such core market consists of the major metropolitan areas surveyed by IRI in Illinois, Indiana, Michigan, Ohio, western Pennsylvania, and Wisconsin. Unless we indicate otherwise, all references to percentage changes reflect the comparison to the same period in the prior year.

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

Industry overview

The U.S. packaged food manufacturing industry has historically been characterized by relatively stable sales growth, driven primarily by population growth and modest sales price increases. Given the non-discretionary nature of food consumption, our industry historically has demonstrated stability during periods of economic recession. In recent years, our industry has been characterized by a number of broad trends, including:

•

Changing Consumer Lifestyles. Food manufacturers are highly attuned to changing consumer preferences and needs, and have responded to consumers’ increasingly busy lifestyles and greater focus on health and nutrition by introducing a variety of convenient, high-quality, and healthy food products and meal solutions. Industry participants seek to gain a competitive advantage by addressing consumer needs through new product introductions, core product renovations, and marketing. Pinnacle continues to expand and refine its brands and offerings so they remain relevant and continue to be preferred by consumers.

•

Channel Shifting. Consumers are increasingly purchasing food products at outlets other than traditional grocery retailers. Mass merchandisers, club stores, dollar stores, and other alternative channels are gaining share versus traditional grocery stores, though at a slower rate than at the peak of the recession. Pinnacle is well positioned in grocery and alternative channels, maintaining strong customer relationships across key retailers in each segment.

•

Return to Eating at Home. Historically, U.S. consumers had been increasing the proportion of their food consumption at restaurants and other food service venues. Recently, however, this trend has reversed with more consumers eating at home, which we believe has been driven by consumers’ increased desire to spend time with family in the home, the growing popularity of cooking as a leisure activity, and consumers’ renewed focus on managing their personal finances prudently given the economic environment. We are taking advantage of these trends through increased targeted marketing and new product introductions.

•

Increase in Private Label. Private label and store brands represent approximately 20% of total packaged food purchases at grocery retail, up from 18.5% a year ago. We believe the recent rise in private label share has been driven by consumers’ increased focus on product costs, certain retailers’ support of store brands, and the improved quality of some private label offerings. However, we believe that brands with well established equities, strong awareness, and consumer preference that continue to differentiate themselves and provide value to the consumer are well positioned to withstand private label competition. In addition there is significant private label penetration in only four of the thirteen categories in which we compete. Therefore, we do not believe the increase in private label presents significant risk for us.

The packaged food industry is comprised of numerous product categories, each with their own unique competitive dynamics. Pinnacle competes in the following categories within the food industry:

Dry Foods

Baking mixes and frostings. The baking mixes and frostings category, which has historically exhibited stable consumption, had $1.4 billion in retail sales, an increase of 4.9% compared to the prior year period. The baking mixes and frostings category primarily consists of the following five key product segments, with corresponding share of total category retail sales: cake mix (24.3%), ready-to-serve frostings (18.1%), brownie mix (17.8%), muffin mix (14.0%), and cookie mix (5.4%). Pinnacle’s Duncan Hines brand competes in all five of these segments. The remaining 20.4% of category retail sales is in smaller product segments such as dessert mixes, quick breads, and specialty mixes.

Shelf-stable pickles, peppers and relish. The shelf-stable pickles, peppers and relish category had $970 million of retail sales, an increase of 4.7% from the prior year period. Shelf-stable pickles are the largest segment of the category, with $519 million in retail sales, followed by peppers, with $331 million, and relish, with $120 million. Pinnacle’s Vlasic brand competes in all three of these segments. Of shelf-stable pickle segment retail sales, approximately 74.1% represented sales of branded pickles, and the remaining 25.9% represented sales of private label pickles.

Table syrup. The table syrup category had $484 million in retail sales, representing a 4.0% increase compared to the prior year period. The table syrup category consists of four major brands: Aunt Jemima, Mrs. Butterworth’s (Pinnacle’s brand), Log Cabin (Pinnacle’s brand) and Eggo, as well as numerous private label and regional brands. Of table syrup category retail sales, approximately 78.8% represents sales of branded table syrup, and the remaining 21.2% represents sales of private label table syrup.

Canned meat. The canned meat category had $1.2 billion in retail sales, an increase of 2.8% over the prior year period. The category primarily includes the following key product segments, with corresponding share of total category retail sales: canned chili (33.3%), chunk meat (16.1%), luncheon meat (9.1%), sloppy joe (8.3%), Vienna sausages (8.1%), and stew (5.7%). The remaining 19.4% of category retail sales is in smaller segments such as hash, potted meat, sliced dried beef, meat spreads, chicken and dumplings, corned and roast beef, sausage meats, and other canned meat. Pinnacle’s Armour brand competes in twelve of the fifteen segments within the canned meat category, with a particular focus on Vienna sausages, potted meat, and sliced dried beef.

Barbecue sauce. We market a complete line of barbecue sauce products under the Open Pit brand, which was introduced in 1955. Open Pit is a regional brand that competes primarily in the Midwest markets.

Frozen Foods

Single-serve frozen dinners and entrées. The single-serve frozen dinners and entrées category generated retail sales of $3.6 billion. The category is divided into two primary segments: full-calorie meals and diet meals. Single-serve full-calorie frozen dinners and entrées have declined approximately 2.7% over the prior year period. Pinnacle competes in the $2.0 billion single-serve full-calorie dinner and entrée segment with its Hungry-Man and Swanson Dinners brands.

Frozen prepared seafood. The frozen prepared seafood category had $609 million in retail sales, an increase of 5.2% from the prior year period. The category consists of breaded, marinated, and seasoned “fin products,” such as pollock and salmon, and “non-fin products,” primarily shrimp. Pinnacle’s Mrs. Paul’s and Van de Kamp’s brands compete in this category.

Frozen breakfast. The frozen breakfast category had $1.5 billion in retail sales, an increase of 2.5% over the prior year period, driven primarily by an increased focus on new product innovation. The frozen breakfast category has the following two key segments with corresponding category retail sales: the grain segment ($705 million) includes frozen waffles, pancakes, and French toast; and the protein segment ($489 million) includes frozen breakfast entrées and savory breakfast handhelds. The balance of the category includes sweet handhelds and stuffed bagels. Pinnacle competes in both of the key segments of this category through its Aunt Jemima brand.

Bagels. The scannable (pre-packaged) bagel category had retail sales of $652 million, an increase of 1.3% over the prior year period. The scannable (pre-packaged) bagel category consists of the frozen bagels, refrigerated bagels and fresh bagels segments, comprising 6.0%, 9.2% and 84.9% of the category, respectively. Pinnacle’s Lender’s brand competes in all three segments. Refrigerated and fresh bagel market sales have increased 2.6% and 1.9% respectively, while the frozen bagel market sales have decreased 8.3%. The decline in frozen bagel sales is driven by consumers replacing frozen bagel purchases with purchases of fresh bagels and other, more innovative frozen breakfast products.

Frozen pizza-for-one. The frozen pizza category had $3.0 billion in retail sales, an increase of 6.5% from the prior year period. Pinnacle’s Celeste brand competes in the $696 million pizza-for-one (excluding French bread pizza) segment, which grew 8.1% over the prior year period.

Birds Eye Foods

Frozen vegetables. The frozen vegetables category had $2.3 billion in retail sales, an increase of 2.3% over the prior year period. The category is divided between steamed and non-steamed segments. The steamed segment represents approximately 27% of the overall frozen vegetables category and the non-steamed segment comprises 73% of the category. The steamed segment has grown to a $623 million segment. Birds Eye competes in both the steamed and non-steamed frozen vegetables segments. The U.S. market for vegetables and produce has increased faster than the rate of population growth in recent years, supported by ongoing trends including greater consumer demand for healthy and convenient foods. Over the last twenty years, consumption of vegetables has increased by 39 pounds per capita according to the U.S. Department of Agriculture (“USDA”); however, U.S. consumers still consume less than one serving of vegetables per day versus the USDA’s recommended 3 to 5 servings per day. In addition, frozen vegetables have been gaining share of overall vegetable purchases given their convenience and reduced waste versus fresh vegetables, and greater nutritional content versus canned vegetables. Branded products account for 61% of U.S. frozen vegetables retail sales and private label products comprise the remaining 39%. Private label share of the total category has declined marginally over the past five years.

Multi-serve frozen dinners and entrées. The multi-serve frozen dinners and entrées category generates retail sales of $1.3 billion and is divided into two primary segments: multi-serve meals and complete bagged meals. The multi-serve frozen dinners and entrées category grew 2.9% over the prior year period. The complete bagged meal segment of the frozen dinners and entrées category generated retail sales of approximately $600 million, an increase of 6.9% over the prior year period. The complete bagged meals segment includes both a premium sub-segment ($5.99 and above) and a value sub-segment ($3.99 and under). Birds Eye Foods competes in the value sub-segment of complete bagged meals with its Birds Eye Voila! brand and in the premium sub-segment with its Birds Eye Steamfresh brand. Beginning in mid-2010, the Steamfresh complete bagged meals will no longer be offered.

Our products

Our product portfolio consists of a diverse mix of product lines and leading, well-recognized brands. Our major brands hold leading market positions in their respective retail markets and enjoy high consumer awareness. Through our managed broker network, our products reach all traditional classes of trade, including grocery wholesalers and distributors, grocery stores and supermarkets, convenience stores, mass and drug merchandisers and warehouse clubs. We also distribute a select assortment of our products through foodservice and private label channels.

Dry Foods

Baking mixes and frostings. Our baking mixes and frostings include Duncan Hines cake mixes, ready-to-serve frostings, brownie mixes, muffin mixes, and cookie mixes. Duncan Hines was introduced as a national brand in 1956 when Duncan Hines, a renowned restaurant critic and gourmet, launched the brand as part of his efforts to bring restaurant-quality food to American homes. Duncan Hines has been gaining share in a growing category, driven by successful new product launches (such as Decadent Carrot Cake Mix in 2008 and Duncan Hines Whole Grain Muffins in 2009), increased and more effective consumer marketing via both traditional and non-traditional media, and distribution gains in retail and alternative channels. Duncan Hines is the #2 brand with a 17.8% market share of the $1.4 billion baking mixes and frostings category. We also distribute Duncan Hines in Canada, where it is the #2 brand with a 29.5% market share of the $82 million CAD baking mixes and frostings category. All Duncan Hines products are produced by contract manufacturers.

Shelf-stable pickles, peppers, and relish. We offer a complete line of shelf-stable pickle, pepper, and relish products that we market and distribute nationally, primarily under the Vlasic brand, and regionally under the Milwaukee’s and Wiejske Wyroby brands. Our Vlasic brand, represented by its trademark Vlasic stork, was introduced over 65 years ago and has the highest consumer awareness and quality ratings in the pickle category. Vlasic is the #1 brand in the $970 million shelf-stable pickles, peppers, and relish category, with an 18.9% share of the overall category and a 30.0% share of the $519 million shelf-stable pickle segment. Vlasic is also distributed in Canada, where it is the #2 brand in the category, and in the foodservice channel.

Table syrups. Our table syrups primarily include products marketed under the Log Cabin and Mrs. Butterworth’s brands. Log Cabin was introduced in 1888 and, with its cabin-shaped bottle and distinct maple flavor, appeals to a broad consumer base. In 2009, we converted our Log Cabin regular and lite recipes to a natural sugar formula, becoming the only national table syrup brand to offer a product without high-fructose corn syrup. Mrs. Butterworth’s was introduced in 1962 and, with its distinctive grandmother-shaped bottle and thick, rich, and buttery flavor, appeals to families with children. Earlier in 2009, the brand sponsored a contest to guess Mrs. Butterworth’s first name, and received extensive media coverage, reflecting the brand’s iconic status and highly-engaged consumer franchise. Both of our table syrup brands are available in original, lite, and sugarfree varieties. In the $484 million table-syrup category, Mrs. Butterworth’s and Log Cabin hold the number two (9.2%) and number three (8.8%) market share positions, respectively, among branded syrups. We also distribute these products through the foodservice channel.

Canned meat. Our canned meat products are marketed primarily under the Armour brand. Armour was introduced in 1868 by Philip Danforth Armour for California gold miners. Armour is the #3 brand in the $1.2 billion canned meat category, with a 7.4% market share, and is the #1 brand in the Vienna sausage, potted meat, and sliced dried beef segments. Armour Vienna sausage has particularly high penetration in the southeastern United States, where it is an important and high-volume product for retailers. Armour has a broad product line which also includes stews, chilis, and hashes. We also manufacture private label products and produce canned meat under certain co-pack arrangements.

Barbecue sauce. We market a complete line of barbecue sauce products under the Open Pit brand, which was introduced in 1955. Open Pit is a regional brand that competes primarily in Midwest markets, where it has a leading market share.

Frozen Foods

Single-serve frozen dinners and entrées. Our single-serve frozen dinners and entrées consist primarily of products sold in the United States and Canada under the Hungry-Man and Swanson brands. Hungry-Man is a highly differentiated brand with strong brand awareness and is uniquely positioned to male consumers. This distinctive position has been increasingly valuable to our retail customers as the percentage of food shopping done by men has grown. Swanson, The Original TV Dinner, was launched in 1953 and enjoys a strong brand heritage and high awareness. Our Hungry-Man and Swanson brands collectively are the #4 participant in the $2.0 billion single-serve full-calorie dinners and entrées segment and hold the #3 position in Canada in the $288 million CAD single-serve full-calorie dinners and entrées segment.

Frozen prepared seafood. Our frozen prepared seafood products, marketed under the Mrs. Paul’s and Van de Kamp’s brands, include breaded and battered fish sticks and fish fillets, lightly breaded fish, breaded shrimp, and some specialty seafood items. The Van de Kamp’s brand started in Los Angeles and dates back to 1915, and the Mrs. Paul’s brand started in Philadelphia and dates back to the mid-1940s. We utilize a dual-brand strategy to capitalize on the well-developed regional positions of the Van de Kamp’s and Mrs. Paul’s brands. In 2009, our brands dramatically upgraded product quality based on consumer preference, resulting in year-to-date growth in retail sales of 28.2% and market share gain of 3.3 percentage points. Van de Kamp’s and Mrs. Paul’s hold the number two (10.9%) and the number four (7.4%) market share positions among branded participants, respectively, in the $609 million frozen prepared seafood category.

Frozen breakfast. Our frozen breakfast products are marketed under the Aunt Jemima brand and include waffles, pancakes, French toast, breakfast entrées, and savory breakfast handhelds. The Aunt Jemima brand was established over a century ago and enjoys high brand awareness and quality rankings. Aunt Jemima is positioned to families as a warm, wholesome breakfast for busy mornings. The Aunt Jemima brand is currently the #4 brand in the $1.5 billion frozen breakfast category with a 9.1% market share. Aunt Jemima is the #2 brand in both the $705 million grain segment, which includes frozen waffles, pancakes and French toast, and the $489 million protein segment, which includes frozen breakfast entrées and savory breakfast handhelds.

Bagels. Our bagel products primarily consist of Lender’s packaged bagels, which are distributed among all scannable (pre-packaged) sections of the grocery store (i.e., the frozen, refrigerated, and fresh bread aisles). Founded in 1927, Lender’s ranks #3 with an 8.9% market share of the $652 million pre-packaged bagel category. The brand has the leading market share in both refrigerated and frozen bagel segments. We also distribute these products through the foodservice channel.

Frozen pizza-for-one. We market frozen pizza under the Celeste brand, which dates back to the 1940s. Celeste is the #2 brand in the $696 million frozen pizza-for-one category, with a 10.3% market share. Its sales are concentrated in the Northeast, Chicago, Florida, and California markets. Celeste is positioned as a high quality meal at an affordable price.

Birds Eye Foods

Frozen vegetables. Birds Eye is the largest brand in the $2.3 billion frozen vegetables category. Collectively, our steamed and non-steamed product offerings hold the #1 position with a 26.6% market share. With the launch of Birds Eye Steamfresh vegetables in January 2006, Birds Eye was the first company to capture a nationwide market share with a product that enables consumers to conveniently steam vegetables in microwaveable packaging. The steamed segment has since grown to $623 million in retail sales, and has been a major contributor to the growth in the total frozen vegetables category, which increased 2.3% over the prior year period. The steamed segment represents approximately 27% of the overall category, and Birds Eye holds a 53.1% market share of the steamed segment. The non-steamed segment comprises 73% of the overall category, and Birds Eye holds a 16.9% market share of the non-steamed segment.

Frozen multi-serve dinners and entrées. Birds Eye competes in the frozen complete bagged meals segment of the multi-serve dinners and entrées category with its Birds Eye Voila! brand in the value sub-segment and its Birds Eye Steamfresh brand in the premium sub-segment. Birds Eye’s complete bagged meals product portfolio is the #2 competitor in the $600 million complete bagged meals segment, with a combined 23.8% market share. Birds Eye Voila! and Birds Eye Steamfresh complete bagged meals offer consumers value-added meal solutions that include a protein, starch, and vegetables in one convenient package. Beginning in mid-2010, the Steamfresh complete bagged meals will no longer be offered. With its Birds Eye Voila! brand, Birds Eye holds the #1 position in the value sub-segment of complete bagged meals.

Specialty foods. Birds Eye offers a variety of shelf-stable specialty food products, including Comstock and Wilderness fruit pie fillings and toppings, Brooks and Nalley chili and chili ingredients, and snack items by Tim’s Cascade and Snyder of Berlin. These dry foods brands have strong local awareness and hold leading market share positions in their core geographic markets.

History

Pinnacle Foods Group Inc., (“PFGI”) was incorporated under Delaware law on June 19, 1998. Pinnacle Foods Finance LLC and Pinnacle Foods Finance Corp. were formed under Delaware law on March 5, 2007 and February 28, 2007, respectively. Our principal executive offices are located at 1 Old Bloomfield Avenue, Mountain Lakes, New Jersey 07046. Our telephone number is (973) 541-6620.

Armour Acquisition

On March 1, 2006, PFGI acquired certain assets and assumed certain liabilities of the food products business (the “Armour Business”) of The Dial Corporation for $189.2 million in cash, including transaction expenses. The Armour Business is a leading manufacturer, distributor, and marketer of products in the $1.2 billion canned meat category. The Armour Business offers products in twelve of the fifteen segments within the canned meat category and maintains the leading market position in the Vienna sausage, potted meat, and sliced beef categories. The business also includes meat spreads, chili, luncheon meat, corned and roast beef hash, and beef stew. The majority of the products are produced at the manufacturing facility located in Ft. Madison, Iowa, which was acquired in the transaction. Products are sold under the Armour brand name as well as through certain private label and co-pack arrangements.

Blackstone Transaction

On February 10, 2007, Crunch Holding Corp. (“CHC”), a Delaware corporation and the parent company of PFGI, entered into an Agreement and Plan of Merger with Peak Holdings LLC (“Peak Holdings”), a Delaware limited liability company controlled by affiliates of The Blackstone Group L.P. (“Blackstone”), Peak Acquisition Corp. (“Peak Acquisition”), a wholly-owned subsidiary of Peak Holdings, and Peak Finance LLC (“Peak Finance”), an indirect wholly-owned subsidiary of Peak Acquisition, providing for the acquisition of CHC. Under the terms of the Agreement and Plan of Merger, the purchase price for CHC was $2,162.5 million in cash less the amount of indebtedness (including capital lease obligations) of CHC and its subsidiaries outstanding immediately prior to the closing and certain transaction costs, subject to purchase price adjustments based on the balance of working capital and indebtedness as of the closing. Pursuant to the Agreement and Plan of Merger, immediately prior to the closing, CHC contributed all of the outstanding shares of capital stock of its wholly-owned subsidiary PFGI to a newly-formed Delaware limited liability company, PFF. At the closing, Peak Acquisition merged with and into CHC, with CHC as the surviving corporation, and Peak Finance merged with and into PFF, with PFF as the surviving entity. As a result of this transaction, CHC became a wholly-owned subsidiary of Peak Holdings. This transaction (the “Blackstone Transaction”) closed on April 2, 2007.

Reorganization of Subsidiaries

In order to simplify administrative matters and financial reporting and to place both frozen foods and dry foods under one entity, we consummated a reorganization of our subsidiaries in September 2007 (the “Reorganization”) whereby we formed Pinnacle Foods International Corp., a Delaware corporation (“PF International”) on September 26, 2007, as a subsidiary to Pinnacle Foods Corporation (“PFC”). In connection with the Reorganization, PFC contributed all of the issued and outstanding shares of Pinnacle Foods Canada Corp. (“PF Canada”) to PF International making PF International the parent of PF Canada. As a further step to our Reorganization, on September 30, 2007, two of our domestic operating subsidiaries, Pinnacle Foods Management Corporation (“PF Management”) and PFC, merged with and into PFGI. As a final step to the Reorganization, PFGI was converted from a Delaware corporation into a Delaware limited liability company under Delaware law on October 1, 2007 under the name Pinnacle Foods Group LLC.

Birds Eye Acquisition

On November 18, 2009, PFG LLC entered into the Stock Purchase Agreement with Birds Eye Holdings and Birds Eye Foods, Inc. pursuant to which PFG LLC will acquire all of the issued and outstanding common stock of Birds Eye Foods, Inc. from Birds Eye Holdings. PFG LLC is controlled by Blackstone. At the closing of the Birds Eye Acquisition on December 23, 2009, PFG LLC purchased all of the outstanding shares of Birds Eye’s common stock, par value $0.01 per share, for a purchase price of $670.0 million in cash. In connection with the closing, all the existing indebtedness of Birds Eye outstanding as of the date of closing of the Birds Eye Acquisition was repaid, including accrued interest.

The following chart illustrates our growth:

Date	Event	Selected Brands Acquired
2001	• Pinnacle Foods Holding Corporation formed by Hicks, Muse, Tate & Furst Incorporated and CDM Investor Group LLC to acquire the North American business of Vlasic Foods International Inc.	• Hungry-Man and Swanson (1) • Vlasic • Open Pit

2003	• Crunch Holding Corp., indirectly owned by J.P. Morgan Partners LLC, J.W. Childs Associates, L.P. and CDM Investor Group LLC acquire Pinnacle Foods Holding Corporation

2004	• Merger of Pinnacle Foods Holding Corporation with Aurora completed and surviving company renamed Pinnacle Foods Group Inc.	• Duncan Hines • Van de Kamp’s and Mrs. Paul’s • Log Cabin and Mrs. Butterworth’s • Lender’s • Celeste • Aunt Jemima (frozen breakfast products) (1)

2006	• Acquired Armour Business from the Dial Corporation	• Armour (1)

2007	• Crunch Holding Corp. acquired by The Blackstone Group

2009	• Birds Eye Foods, Inc. acquired by Pinnacle Foods Group LLC	• Birds Eye • Birds Eye Steamfresh • Birds Eye Voila! • Comstock • Wilderness • Brooks • Nalley • Tim’s Cascade • Snyder of Berlin

(1)	We manufacture and market these products under licenses granted by Campbell Soup Company (Swanson), the Quaker Oats Company (Aunt Jemima) and Smithfield Foods (Armour). These licenses are discussed further in the section titled “Trademarks and Patents”.

Marketing, sales and distribution

Our marketing programs consist of consumer advertising, consumer promotions, trade promotions, direct marketing, and public relations. Our advertising consists of television, newspaper, magazine, and web advertising aimed at increasing consumer preference and usage of our brands. Consumer promotions include free trial offers, targeted coupons, and on-package offers to generate trial usage and increase purchase frequency. Our trade promotions focus on obtaining retail feature and display support, achieving optimum retail product prices, and securing retail shelf space. We continue to shift our marketing efforts toward building long-term brand equity through increased consumer marketing.

We sell a majority of our products in the United States through one national broker with whom we have a long-term working relationship. In Canada, we use one national broker to distribute the majority of our products. We employ other brokers for the foodservice and club channels. Through this sales broker network, our products reach all traditional classes of trade, including supermarkets, grocery wholesalers and distributors, mass merchandisers, super centers, convenience stores, drug stores, warehouse clubs, foodservice, and other alternative channels.

Due to the different demands of distribution for frozen and shelf-stable products, we maintain separate distribution systems. Our frozen product warehouse and distribution network consists of 18 locations. Frozen products are distributed by means of six owned and operated warehouses at our Fayetteville, Arkansas, Mattoon, Illinois, Waseca, Minnesota, Fulton, New York, Jackson, Tennessee and Darien, Wisconsin plants. In addition, we utilize ten distribution centers in the United States and two distribution centers in Canada, all of which are owned and operated by third-party logistics providers. Our dry product warehouse and distribution network consists of 15 locations. Dry foods products are distributed through a system of fourteen distribution sites in the United States, which include six warehouses that are owned and operated by us at our plants in Millsboro, Delaware, St. Elmo, Illinois, Ft. Madison, Iowa. Fennville, Michigan, Imlay City, Michigan and Tacoma, Washington, as well as eight other locations which are owned and operated by third-party logistics providers. We also distribute dry products from one leased distribution center in Canada. In each third party operated location, the provider receives handles and stores products. Our distribution system uses a combination of common carrier trucking and inter-modal rail transport. In addition to these locations, our snack products primarily distributed through a direct store delivery (“DSD”) network in the Midwest, Mid-Atlantic, and Pacific Northwest, a portion of which is owned and operated by Pinnacle and a portion of which utilizes third-party providers. We believe that our sales and distribution network is scalable and has the capacity to support substantial increases in volume.

Ingredients and packaging

We believe that the ingredients and packaging used to produce our products are readily available through multiple sources. Our ingredients typically account for approximately 44% of our annual cost of products sold, and primarily include sugar, cucumbers, flour (wheat), vegetables, fruits, poultry, seafood, proteins, vegetable oils, shortening, meat, corn syrup, and other agricultural products. Certain vegetables and fruits are purchased under dedicated acreage supply contracts from a number of growers prior to each growing season, while a smaller portion is sourced directly from third parties. Our packaging costs, primarily for aluminum, glass jars, plastic trays, corrugated fiberboard, polyfilm, and plastic packaging materials, typically account for approximately 20% of our annual cost of products sold.

Research and development

Pinnacle’s Product Development and Technical Services team based in Cherry Hill, New Jersey currently consists of 28 full-time employees focused on product-quality improvements, product creation, package development, regulatory compliance, quality assurance, and consumer affairs. We also operate a technical center located in Green Bay, Wisconsin for new product development and brand extensions for our Birds Eye products. Approximately 30 full-time employees are currently employed at the Green Bay facility. Pinnacle’s internal research and development expenditures totaled $4.6 million, $3.5 million, and $4.4 million for fiscal years 2009, 2008, and 2007, respectively.

Customers

We have several large customers that account for a significant portion of our net sales. Wal-Mart and its affiliates is our largest customer and represented approximately 25%, 23%, and 24% of our consolidated net sales in fiscal 2009, 2008 and 2007, respectively. Cumulatively, including Wal-Mart, our top ten customers accounted for approximately 58% in fiscal 2009 and 57% of our net sales in each of the fiscal years 2008 and 2007.

Competition

We face competition in each of our respective product lines. Although we operate in a highly competitive industry, we believe that the strength of our brands has resulted in strong respective competitive positions. We compete with producers of similar products on the basis of, among other things, product quality, brand recognition and loyalty, price, customer service, effective consumer marketing and promotional activities, and the ability to identify and satisfy emerging consumer preferences.

Our most significant competitors for our products are:

Our Products	Competitor
Single-serve frozen dinners, and entrées	Nestle, ConAgra and Heinz
Multi-serve frozen dinners and entrées	Unilever, Contessa, Nestle, and ConAgra
Shelf-stable pickles, peppers, and relishes.	Kraft, B&G Foods, Inc. , Mt. Olive and private label
Baking mixes, pie fillings and frostings	General Mills, Knouse Fruit and J.M. Smucker Co.
Table syrups	Pepsi Co, Kellogg’s and private label
Frozen vegetables	General Mills and private label
Frozen prepared seafood	Gorton’s and Seapak
Frozen breakfast	Kellogg’s, General Mills and Sara Lee
Bagels	Weston, Sara Lee and private label
Canned meat	ConAgra and Hormel
Frozen pizza-for-one	General Mills, Schwan’s and private label
Snacks	PepsiCo, and private label

Trademarks and patents

We own a number of registered trademarks in the United States, Canada and other countries, including Appian Way®, Birds Eye®, Bernstein’s®, Brooks®, C&W®, Casa Regina®, Celeste®, Chocolate Lovers®, Comstock®, Country Kitchen®, Duncan Hines®, Freshlike®, Fun Frosters®, Grabwich®, Great Starts®, Hawaiian Style Bowls®, Hearty Bowls®, Hearty Hero®, Hungry-Man®, Hungry-Man Sports Grill®, Hungry-Man Steakhouse®, Husman’s®, It’s Good to be Full®, Lender’s®, Log Cabin®, Lunch Bucket®, Magic Mini’s®, McKenzie’s®, Milwaukee’s®, Moist Deluxe®, Mrs. Butterworth’s®, Mrs. Paul’s®, Nalley®, Open Pit®, Oval’s®, Signature Desserts®, Simply Classic®, Snack’mms®, Stackers®, Snyder of Berlin®, Steamfresh®, Taste the Juicy Crunch®, The Original TV Dinner®, Tim’s Cascade®, Treet®, Van de Kamp’s®, Vlasic® and Wilderness®. We also have applications pending with the United States Patent and Trademark Office for a number of trademarks, including So Rich, So Moist, So Very Duncan Hines™, So Moist, So Delicious and So Much More™, Just Add the Warmth™ and That’s the Tastiest Crunch I Ever Heard™. We own the trademark Snyder of Berlin while a third party owns the trademark Snyder of Hanover. Per a court order, the use of the trademark must include the word “Snyder” in combination with the words “of Berlin.” We protect our trademarks by obtaining registrations where appropriate and opposing any infringement in key markets. We also own a design trademark in the United States, Canada, and other countries on the Vlasic stork. We manufacture and market certain of our frozen food products under the Swanson brand pursuant to two royalty-free, exclusive and perpetual trademark licenses granted by Campbell Soup Company. The licenses give us the right to use certain Swanson trademarks both inside and outside of the United States in connection with the manufacture, distribution, marketing, advertising, and promotion of frozen foods and beverages of any type except for frozen soup or broth. The licenses require us to obtain the prior written approval of Campbell Soup Company for the visual appearance and labeling of all packaging, advertising materials, and promotions bearing the Swanson trademark. The licenses contain standard provisions, including those dealing with quality control and termination by Campbell Soup Company as well as assignment and consent. If we were to breach any material term of the licenses and not timely cure such breach, Campbell Soup Company could terminate the licenses.

We manufacture and market certain of our frozen breakfast products under the Aunt Jemima brand pursuant to a royalty-free, exclusive (as to frozen breakfast products only) and perpetual license granted by The Quaker Oats Company. The license gives us the right to use certain Aunt Jemima trademarks both inside and outside the United States in connection with the manufacture and sale of waffles, pancakes, French toast, pancake batter, biscuits, muffins, strudel, croissants, and all other frozen breakfast products, excluding frozen cereal. The license requires us to obtain the approval of The Quaker Oats Company for any labels, packaging, advertising, and promotional materials bearing the Aunt Jemima trademark. The license contains standard provisions, including those dealing with quality control and termination by The Quaker Oats Company as well as assignment and consent. If we were to breach any material term of the license and not timely cure such breach, The Quaker Oats Company could terminate the license.

In addition, as part of our acquisition of the Armour Business from The Dial Corporation, we received the assignment of a license agreement granting us an exclusive, royalty bearing, perpetual license to use certain Armour trademarks. Under the license agreement, Smithfield Foods, as successor to ConAgra, Inc., the licensor, grants us a license for the use of various Armour-related trademarks in conjunction with shelf-stable products within the United States. The shelf-stable products must be manufactured according to approved formulas and specifications, and new specifications must be approved by the licensor, with such approval not to be unreasonably withheld or delayed. Proposed labels, packaging, advertising, and promotional materials must first be submitted to the licensor for approval, with such approval not to be unreasonably withheld or delayed. We are required to make annual royalty payments to the licensor equal to the greater of $250,000 or a percentage royalty based upon our annual net sales of the approved shelf-stable products. If we were to materially breach the license agreement, Smithfield Foods could terminate the license. We maintain Armour-related registrations in many other countries.

We also manufacture complete bagged meals under the The Voila! trademark which is subject to an exclusive license agreement with a third party and limited to use in connection with meat and vegetable products.

Although we own a number of patents covering manufacturing processes, we do not believe that our business depends on any one of these patents to a material extent.

Employees

We employ approximately 4,600 people with approximately 60% of our employees unionized. In 2008, the hourly workers in our Mattoon, Illinois, facility (Lender’s Bagels) elected to join the United Food and Commercial Workers Union and we are currently working to negotiate a contract with these workers. We are also currently negotiating an initial collective bargaining agreement for the route sales group in our snacks business located in Berlin, Pennsylvania (Snyder of Berlin). New collective bargaining agreements for our facilities located in Darien, Wisconsin (Birds Eye brands), with 303 employees, and Waseca, Minnesota (Birds Eye brands), with 90 employees, were completed in December 2009 and January 2010, respectively. A new collective bargaining agreement for our facility located in Imlay City, Michigan (Vlasic brands), with approximately 270 employees, was ratified by the union on March 11, 2010. The collective bargaining agreement with the production group at our snacks business located in Berlin, Pennsylvania (Snyder of Berlin), covering approximately 100 employees, will expire on April 11, 2010; and the collective bargaining agreement with the seasonal employees at our Darien, Wisconsin facility (Birds Eye brands), with approximately 190 employees, will expire on December 1, 2010.

Governmental, legal and regulatory matters

Food Safety and Labeling

We are subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the Food and Drug Administration. This comprehensive and evolving regulatory program governs, among other things, the manufacturing, composition and ingredients, labeling, packaging, and safety of food. In addition, the Nutrition Labeling and Education Act of 1990 prescribes the format and content of certain information required to appear on the labels of food products. We are also subject to regulation by certain other governmental agencies, including the U.S. Department of Agriculture.

Our operations and products are also subject to state and local regulation, including the registration and licensing of plants, enforcement by state health agencies of various state standards, and the registration and inspection of facilities. Enforcement actions for violations of federal, state, and local regulations may include seizure and condemnation of products, cease and desist orders, injunctions, or monetary penalties. We believe that our practices are sufficient to maintain compliance with applicable government regulations, although there can be no assurances in this regard.

Federal Trade Commission

We are subject to certain regulations by the Federal Trade Commission. Advertising of our products is subject to such regulation pursuant to the Federal Trade Commission Act and the regulations promulgated thereunder.

Employee Safety Regulations

We are subject to certain health and safety regulations, including regulations issued pursuant to the Occupational Safety and Health Act. These regulations require us to comply with certain manufacturing, health, and safety standards to protect our employees from accidents.

Environmental Regulation

We are subject to a number of federal, state, and local laws and other requirements relating to the protection of the environment and the safety and health of personnel and the public. These requirements relate to a broad range of our activities, including:

•	the discharge of pollutants into the air and water;

•

the identification, generation, storage, handling, transportation, disposal, record-keeping, labeling, and reporting of, and emergency response in connection with, hazardous materials (including asbestos) associated with our operations;

•	noise emissions from our facilities; and

•	safety and health standards, practices, and procedures that apply to the workplace and the operation of our facilities.

In order to comply with these requirements, we may need to spend substantial amounts of money and other resources from time to time to (i) construct or acquire new equipment, (ii) acquire or amend permits to authorize facility operations, (iii) modify, upgrade, or replace existing and proposed equipment and (iv) clean up or decommission our facilities or other locations to which our wastes have been sent. For example, some of our baking facilities are required to obtain air emissions permits and to install bag filters. Many of our facilities discharge wastewater into municipal treatment works, and may be required to pre-treat the wastewater and/or to pay surcharges. Some of our facilities use and store in tanks large quantities of materials, such as sodium chloride and ammonia, that could cause environmental damage if accidentally released. We use some hazardous materials in our operations, and we generate and dispose of hazardous wastes as a conditionally exempt small quantity generator. Our capital and operating budgets include costs and expenses associated with complying with these laws. If we do not comply with environmental requirements that apply to our operations, regulatory agencies could seek to impose civil, administrative, and/or criminal liabilities, as well as seek to curtail our operations. Under some circumstances, private parties could also seek to impose civil fines or penalties for violations of environmental laws or recover monetary damages, including those relating to property damage or personal injury.

Many of our plants were in operation before current environmental laws and regulations were enacted. Our predecessors have in the past had to remediate soil and/or groundwater contamination at a number of locations, including petroleum contamination caused by leaking underground storage tanks which they removed, and we may be required to do so again in the future. We have sold a number of plants where we have discontinued operations, and it is possible that future renovations or redevelopment at these facilities might reveal additional contamination that may need to be addressed. Although the remediation of contamination that was undertaken in the past by our predecessors has been routine, we cannot assure you that future remediation costs will not be material. The presence of hazardous materials at our facilities or at other locations to which we have sent hazardous wastes for treatment or disposal, may expose us to potential liabilities associated with the cleanup of contaminated soil and groundwater under federal or state “Superfund” statutes. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), owners and operators of facilities from which there has been a release or threatened release of hazardous materials, together with those who have transported or arranged for the transportation or disposal of those materials, are liable for (i) the costs of responding to and remediating that release and (ii) the restoration of natural resources damaged by any such release. Under CERCLA and similar state statutes, liability for the entire cost of cleaning up the contaminated site can, subject to certain exceptions, be imposed upon any such party regardless of the lawfulness of the activities that led to the contamination.

We have not incurred, nor do we anticipate incurring, material expenditures made in order to comply with current environmental laws or regulations. We are not aware of any environmental liabilities that we would expect to have a material adverse effect on our business. However, discovery of additional contamination for which we are responsible, the enactment of new laws and regulations, or changes in how existing requirements are enforced could require us to incur additional costs for compliance or subject us to unexpected liabilities.

Seasonality

Our sales and cash flows are affected by seasonal cyclicality. Sales of frozen foods, including seafood, frozen vegetables, and complete bagged meals tend to be marginally higher during the winter months. Sales of pickles, relishes, barbecue sauces, potato chips and salad dressings tend to be higher in the spring and summer months, and demand for Duncan Hines products, Birds Eye vegetables and our fruit fillings tend to be higher around the Easter, Thanksgiving, and Christmas holidays. We pack the majority of our pickles during a season extending from May through September, and also increase our Duncan Hines inventories at that time, in advance of the selling season. Since many of the raw materials we process under the Birds Eye brand are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the purchase of such crops. As a result, our inventory levels tend to be higher during August, September, and October, and thus we require more working capital during these months. We are a seasonal net user of cash in the third quarter of the calendar year.

Insurance

We maintain general liability and product liability, property, worker’s compensation, director and officer and other insurance in amounts and on terms that we believe are customary for companies similarly situated. In addition, we maintain excess insurance where we reasonably believe it is cost effective.

Additional information

Additional information pertaining to our businesses, including operating segments, is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Related Information” under Item 7 of this Form 10-K and in Note 17 of the Notes to Consolidated Financial Statements, “Segments”, which is included under Item 8 of this Form 10-K.

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

RISK FACTORS

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations under our notes.

We are highly leveraged. As of December 27, 2009, our total indebtedness was $2.9 billion. Our high degree of leverage could have important consequences, including:

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;

•	exposing us to the risk of increased interest rates because certain of our borrowings, including certain borrowings under our senior secured credit facilities, are at variable rates;

•	making it more difficult for us to make payments on our notes;

•	increasing our vulnerability to general economic and industry conditions;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•

limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and

•	placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

We may not be able to successfully integrate Birds Eye, or other businesses we may acquire in the future, with PFG LLC, and we may not be able to realize anticipated cost savings, revenue enhancements, or other synergies from such acquisitions.

Our ability to successfully implement our business plan and achieve targeted financial results is dependent on our ability to successfully integrate Birds Eye, or other businesses we may acquire in the future, with PFG LLC. The process of integrating Birds Eye, or any other acquired businesses, involves risks. These risks include, but are not limited to:

•	demands on management related to the significant increase in the size of our business;

•	diversion of management’s attention from the management of daily operations;

•	difficulties in the assimilation of different corporate cultures and business practices;

•	difficulties in conforming the acquired company’s accounting policies to ours;

•	retaining the loyalty and business of the customers of acquired businesses;

•	retaining employees that may be vital to the integration of acquired businesses or to the future prospects of the combined businesses;

•

difficulties and unanticipated expenses related to the integration of departments, information technology systems, including accounting systems, technologies, books and records, and procedures, and maintaining uniform standards, such as internal accounting controls, procedures, and policies; and

•	costs and expenses associated with any undisclosed or potential liabilities.

Failure to successfully integrate Birds Eye, or any other acquired businesses, may result in reduced levels of revenue, earnings, or operating efficiency than might have been achieved if we had not acquired such businesses.

In addition, the Birds Eye Acquisition has resulted, and any future acquisitions could result, in the incurrence of additional debt and related interest expense, contingent liabilities, and amortization expenses related to intangible assets, which could have a material adverse effect on our financial condition, operating results, and cash flow.

We may not be able to achieve the estimated future cost savings expected to be realized as a result of the Birds Eye Acquisition or other future acquisitions. Failure to achieve such estimated future cost savings could have an adverse effect on our financial condition and results of operations.

We may not be able to realize anticipated cost savings, revenue enhancements, or other synergies from the Birds Eye Acquisition or other future acquisitions, either in the amount or within the time frame that we expect. In addition, the costs of achieving these benefits may be higher than, and the timing may differ from, what we expect. Our ability to realize anticipated cost savings, synergies, and revenue enhancements may be affected by a number of factors, including, but not limited to, the following:

•	the use of more cash or other financial resources on integration and implementation activities than we expect;

•	increases in other expenses unrelated to the acquisition, which may offset the cost savings and other synergies from the acquisition;

•

our ability to eliminate duplicative back office overhead and redundant selling, general, and administrative functions, obtain procurement related savings, rationalize our distribution and warehousing networks, rationalize manufacturing capacity and shift production to more economical facilities; and

•	our ability to avoid labor disruptions in connection with any integration, particularly in connection with any headcount reduction.

Specifically, we expect the acquisition of Birds Eye to create significant opportunities to reduce our operating costs. However, these anticipated cost savings reflect estimates and assumptions made by our management as to the benefits and associated expenses and capital spending with respect to our cost savings initiatives, and it is possible that these estimates and assumptions may not ultimately reflect actual results. In addition, these estimated cost savings may not actually be achieved in the timeframe anticipated or at all.

If we fail to realize anticipated cost savings, synergies, or revenue enhancements, our financial results may be adversely affected, and we may not generate the cash flow from operations that we anticipate.

We may not be able to achieve all of our estimated future cost savings which are expected to be realized as a result of initiatives we have taken or expect to take.

We have identified significant potential annual cost savings that are reflected in Adjusted EBITDA and in the financial ratios based thereon as discussed in the Liquidity section of the Management Discussion and Analysis. We cannot assure you, however, that we will continue to realize cost savings relating to efficiency measures we have already implemented, that we will be able to achieve our other expected cost savings opportunities, that any identified savings will be achieved in a timely manner, or that other unexpected costs will not offset any savings we do achieve. The “potential annual cost savings” provision of the Adjusted EBITDA calculation expires at the end of March, 2010.

Our failure to achieve our expected annual cost savings could have a material adverse effect on our financial condition and results of operations.

We face significant competition in our industry.

The food products business is highly competitive. Numerous brands and products compete for shelf space and sales, with competition based primarily on product quality, brand recognition and loyalty, price, trade promotion, consumer promotion, customer service, and the ability to identify and satisfy emerging consumer preferences. We compete with a significant number of companies of varying sizes, including divisions, subdivisions, or subsidiaries of larger companies. Many of these competitors have multiple product lines, substantially greater financial and other resources available to them, and may be substantially less leveraged than we are. In addition, private label is a significant competitor in the frozen vegetables, shelf-stable pickles, peppers, and relish, and table syrup categories. We cannot guarantee that we will be able to compete successfully with these companies and private label. Competitive pressures or other factors could cause us to lose market share, which may require us to lower prices, increase marketing and advertising expenditures, or increase the use of discounting or promotional campaigns, each of which would adversely affect our margins and could result in a decrease in our operating results and profitability.

Sales of our products are subject to changing consumer preferences, and our success depends upon our ability to predict, identify, and interpret changes in consumer preferences and develop and offer new products rapidly enough to meet those changes.

Our success depends on our ability to predict, identify, and interpret the tastes and dietary habits of consumers and to offer products that appeal to those preferences. There are inherent marketplace risks associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance. If we do not succeed in offering products that consumers want to buy, our sales and market share will decrease, resulting in reduced profitability. A significant challenge for us is distinguishing among fads, mid-term trends, and lasting changes in our consumer environment. If we are unable to accurately predict which shifts in consumer preferences will be long-lasting, or to introduce new and improved products to satisfy those preferences, our sales will decline. In addition, given the variety of backgrounds and identities of consumers in our consumer base, we must offer a sufficient array of products to satisfy the broad spectrum of consumer preferences. As such, we must be successful in developing innovative products across a multitude of product categories. Finally, if we fail to rapidly develop products in faster-growing and more profitable categories, we could experience reduced demand for our products.

If we lose one or more of our major customers, or if any of our major customers experience significant business interruption, our results of operations and our ability to service our indebtedness could be adversely affected.

Pinnacle is dependent upon a limited number of large customers for a significant percentage of its sales. Wal-Mart Stores, Inc. (“Wal-Mart”) and its affiliates are Pinnacle’s largest customer and represented approximately 25%, 23%, and 24% of our consolidated net sales in fiscal 2009, 2008 and 2007, respectively. Cumulatively, including Wal-Mart, our top ten customers accounted for approximately 58% in fiscal 2009 and 57% of our net sales in each of the fiscal years 2008 and 2007.

We do not have long-term supply contracts with any of our major customers. The loss of one or more major customers, a material reduction in sales to these customers as a result of competition from other food manufacturers, or the occurrence of a significant business interruption of our customers’ operations would result in a decrease in our revenues, operating results, and earnings and could adversely affect our ability to service our indebtedness.

Termination of our material licenses would have a material adverse effect on our business.

We manufacture and market certain of our frozen food products under the Swanson brand pursuant to two royalty-free, exclusive and perpetual trademark licenses granted by Campbell Soup Company. The licenses give us the right to use certain Swanson trademarks both inside and outside of the United States in connection with the manufacture, distribution, marketing, advertising, and promotion of frozen foods and beverages of any type except for frozen soup or broth. The licenses require us to obtain the prior written approval of Campbell Soup Company for the visual appearance and labeling of all packaging, advertising materials, and promotions bearing the Swanson trademark. The licenses contain standard provisions, including those dealing with quality control and termination by Campbell Soup Company as well as assignment and consent. If we were to breach any material term of the licenses and not timely cure such breach, Campbell Soup Company could terminate the licenses.

We manufacture and market certain of our frozen breakfast products under the Aunt Jemima brand pursuant to a royalty-free, exclusive (as to frozen breakfast products only) and perpetual license granted by The Quaker Oats Company. The license gives us the right to use certain Aunt Jemima trademarks both inside and outside the United States in connection with the manufacture and sale of frozen waffles, pancakes, French toast, pancake batter, biscuits, muffins, strudel, croissants, and all other frozen breakfast products, excluding frozen cereal. The license requires us to obtain the approval of The Quaker Oats Company for any labels, packaging, advertising, and promotional materials bearing the Aunt Jemima trademark. The license contains standard provisions, including those dealing with quality control and termination by The Quaker Oats Company as well as assignment and consent. If we were to breach any material term of the license and not timely cure such breach, The Quaker Oats Company could terminate the license.

In addition, as part of our acquisition of the Armour Business from The Dial Corporation, we received the assignment of a license agreement granting us an exclusive, royalty-bearing, perpetual license to use certain Armour trademarks. Under the license agreement, Smithfield Foods, as successor to ConAgra, Inc., the licensor, grants a license for the use of various Armour-related trademarks in conjunction with shelf-stable products within the United States. The shelf-stable products must be manufactured according to approved formulas and specifications, and new specifications must be approved by the licensor, with such approval not to be unreasonably withheld or delayed. Proposed labels, packaging, advertising, and promotional materials must first be submitted to the licensor for approval, with such approval not to be unreasonably withheld or delayed. We are required to make annual royalty payments to the licensor equal to the greater of $250,000 or a percentage royalty based upon our annual net sales of the approved shelf-stable products. If we were to materially breach the license agreement, Smithfield Foods could terminate the license.

We also manufacture complete bagged meals under the The Voila! trademark which is subject to an exclusive license agreement with a third party and limited to use in connection with meat and vegetable products.

The loss of any of these licenses would have a material adverse effect on our business.

For many of our products, we primarily rely on a single source manufacturing system where a significant disruption in a facility could affect our business, financial condition, and results of operations.

With the exception of our pickles, peppers, and relish products that are produced in two facilities (Imlay City, Michigan and Millsboro, Delaware), Birds Eye’s frozen vegetables products which are produced in three facilities (Fulton, New York, Waseca, Minnesota, and Darien, Wisconsin) and Birds Eye’s frozen complete bagged meals products, which are produced in two facilities (Fulton, New York, and Darien, Wisconsin), no other of our products are produced in significant amounts at multiple manufacturing facilities or co-packers. Significant unscheduled downtime at any of our facilities or co-packers due to equipment breakdowns, power failures, natural disasters, or any other cause could adversely affect our ability to provide products to our customers, which would affect our sales, financial condition, and results of operations.

We are vulnerable to fluctuations in the price and supply of food ingredients, packaging materials, and freight.

The prices of the food ingredients, packaging materials, and freight we use are subject to fluctuations in price attributable to, among other things, changes in supply and demand of crops or other commodities, fuel prices, and government-sponsored agricultural and livestock programs. The sales prices to our customers are a delivered price. Therefore, changes in our input costs could impact our gross margins. Our ability to pass along higher costs through price increases to our customers is dependent upon competitive conditions and pricing methodologies employed in the various markets in which we compete.

We use significant quantities of sugar, cucumbers, broccoli, corn, peas, green beans, flour (wheat), poultry, seafood, vegetable oils, shortening, meat, corn syrup and other agricultural products as well as aluminum, glass jars, plastic trays, corrugated fiberboard, and plastic packaging materials provided by third-party suppliers. We buy from a variety of producers and manufacturers, and alternate sources of supply are generally available. However, the supply and price are subject to market conditions and are influenced by other factors beyond our control, such as general economic conditions, unanticipated demand, problems in production or distribution, natural disasters, weather conditions during the growing and harvesting seasons, insects, plant diseases, and fungi.

Many of our packaging materials are purchased on the open market or from multiple suppliers; however, packaging used for Birds Eye Steamfresh vegetables and meals is purchased pursuant to an exclusive U.S. license and supply agreement that expires in 2013. The loss of this supplier or any significant interruption in the supply of packaging used for Birds Eye Steamfresh vegetables and meals, such as manufacturing problems or shipping delays, could have an adverse effect on our business.

We do not have long-term contracts with many of our suppliers, and, as a result, they could increase prices or fail to deliver. The occurrence of any of the foregoing could increase our costs and disrupt our operations.

Loss of any of our current co-packing arrangements could decrease our sales and earnings and put us at a competitive disadvantage.

We rely upon co-packers for our Duncan Hines cake mixes, brownie mixes, specialty mixes, and frosting products, and a limited portion of our other manufacturing needs. We believe that there are a limited number of competent, high-quality co-packers in the industry, and if we were required to obtain additional or alternative co-packing agreements or arrangements in the future, we cannot assure you we will be able to do so on satisfactory terms or in a timely manner.

We may be subject to product liability claims should the consumption of any of our products cause injury, illness, or death.

We sell food products for human consumption, which involves risks such as product contamination or spoilage, misbranding, product tampering, and other adulteration of food products. Consumption of a misbranded, adulterated, contaminated, or spoiled product may result in personal illness or injury. We could be subject to claims or lawsuits relating to an actual or alleged illness or injury, and we could incur liabilities that are not insured or exceed our insurance coverages. Even if product liability claims against us are not successful or fully pursued, these claims could be costly and time consuming and may require our management to spend time defending the claims rather than operating our business.

A product that has been actually or allegedly misbranded or becomes adulterated could result in product withdrawals or recalls, destruction of product inventory, negative publicity, temporary plant closings, and substantial costs of compliance or remediation. Any of these events, including a significant product liability judgment against us, could result in a loss of demand for our food products, which could have an adverse effect on our financial condition, results of operations or cash flows.

Due to the seasonality of the business, our revenue and operating results may vary quarter to quarter.

Our sales and cash flows are affected by seasonal cyclicality. Sales of frozen foods, including seafood, frozen vegetables, and complete bagged meals tend to be marginally higher during the winter months. Sales of pickles, relishes, barbecue sauces, potato chips and salad dressings tend to be higher in the spring and summer months, and demand for Duncan Hines products, Birds Eye vegetables and our fruit fillings tend to be higher around the Easter, Thanksgiving, and Christmas holidays. We pack the majority of our pickles during a season extending from May through September, and also increase our Duncan Hines inventories at that time, in advance of the selling season. Since many of the raw materials we processes under the Birds Eye brand are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the purchase of such crops. As a result, our inventory levels tend to be higher during August, September, and October, and thus we require more working capital during these months. We are a seasonal net user of cash in the third quarter of the calendar year.

For these reasons, sequential quarterly comparisons are not a good indication of our performance or how we may perform in the future.

If we are unable to obtain access to working capital or if seasonal fluctuations are greater than anticipated, there could be an adverse effect on our financial condition, results of operations or cash flows.

The deterioration of the credit and capital markets may adversely affect our access to sources of funding.

We rely on our revolving credit facilities to fund a portion of our seasonal working capital needs and other general corporate purposes. If any of the banks in the syndicates backing these facilities were unable to perform on its commitments, our liquidity could be impacted, which could adversely affect funding of seasonal working capital requirements. In addition, global capital markets have experienced volatility that has tightened access to capital markets and other sources of funding. In the event that we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all. Our inability to obtain financing on terms and within a time acceptable to us could have an adverse impact on our operations, financial condition, and liquidity.

We face risks associated with certain pension obligations.

We hold investments in equity and debt securities in our qualified defined benefit pension plans. Deterioration in the value of plan assets, resulting from the general financial downturn or otherwise, could cause an increase in the underfunded status of our defined benefit pension plans, thereby increasing our obligation to make contributions to the plans. For example, from December 2007 to December 2008, the underfunding in the Pinnacle Foods Pension Plan For Employees Covered By Collective Bargaining Agreements (“Pinnacle Foods Pension Plan”) increased from $7.4 million to $36.5 million. This was primarily caused by the economic downturn in the US in the fourth quarter of 2008. In 2009, the US economy rebounded slightly. The underfunding in our Pinnacle Foods Pension Plan as of December 27, 2009 was $32.8 million.

We also maintain a defined benefit plan acquired in connection with the Birds Eye Acquisition (“Birds Eye Foods Pension Plan”). Although Birds Eye had frozen benefits under its defined benefit pension plans for many employees, we remain obligated to ensure that the plan is funded in accordance with applicable regulations. Subsequent to December 27, 2009, benefits of certain hourly employees were frozen. The curtailment gain which will be recorded in the first quarter of fiscal 2010 is less than $0.1 million. The Birds Eye Foods Pension Plan was underfunded by approximately $47.2 million as of December 27, 2009. Our obligation to make contributions to the pension plans could reduce the cash available for working capital and other corporate uses, and may have an adverse impact on our operations, financial condition, and liquidity.

Our financial well-being could be jeopardized by unforeseen changes in our employees’ collective bargaining agreements or shifts in union policy.

We employ approximately 4,600 people with approximately 60% of our employees unionized. In 2008, the hourly workers in our Mattoon, Illinois, facility (Lender’s Bagels) elected to join the United Food and Commercial Workers Union and we are currently working to negotiate a contract with these workers. We are also currently negotiating an initial collective bargaining agreement for the route sales group in our snacks business located in Berlin, Pennsylvania (Snyder of Berlin). New collective bargaining agreements for our facilities located in Darien, Wisconsin (Birds Eye brands), with 303 employees, and Waseca, Minnesota (Birds Eye brands), with 90 employees, were completed in December 2009 and January 2010, respectively. A new collective bargaining agreement for our facility located in Imlay City, Michigan (Vlasic brands), with approximately 270 employees, was ratified by the union on March 11, 2010. The collective bargaining agreement with the production group at our snacks business located in Berlin, Pennsylvania (Snyder of Berlin), covering approximately 100 employees, will expire on April 11, 2010; and the collective bargaining agreement with the seasonal employees at our Darien, Wisconsin facility (Birds Eye brands), with approximately 190 employees, will expire on December 1, 2010.

Although we consider our employee relations to generally be good, failure to extend or renew our collective bargaining agreements or a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition, or results of operations. In addition, we cannot assure you that upon the expiration of our existing collective bargaining agreements, new agreements will be reached without any union action, if at all, or that any such new agreements will be on terms satisfactory to us.

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

We are subject to laws and regulations relating to protection of the environment, worker health, and workplace safety. Costs to comply with these laws and regulations, or claims with respect to environmental, health and safety matters, could have a significant negative impact on our business.

Our operations are subject to various federal, state and local laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of solid and hazardous materials and wastes, employee exposure to hazards in the workplace and the cleanup of contaminated sites. We are required to obtain and comply with environmental permits for many of our operations, and sometimes we are required to install pollution control equipment or to implement operational changes to limit air emissions or wastewater discharges and/or decrease the likelihood of accidental releases of hazardous materials. We could incur substantial costs, including cleanup costs, civil or criminal fines or penalties, and third-party claims for property damage or personal injury as a result of any violations of environmental laws and regulations, noncompliance with environmental permit conditions or contamination for which we may be responsible that is identified or that may occur in the future. Such costs may be material.

Under federal and state environmental laws, we may be liable for the costs of investigation, removal or remediation of certain hazardous or toxic substances, as well as related costs of investigation and damage to natural resources, at various properties, including our current and former properties and the former properties of our predecessors, as well as offsite waste handling or disposal sites that we, or that our predecessors have used. Liability may be imposed upon us without regard to whether we knew of or caused the presence of such hazardous or toxic substances. There can be no assurances that any such locations, or locations that we may acquire in the future, will not result in liability to us under such laws or expose us to third party actions such as tort suits based on alleged conduct or environmental conditions. In addition, we may be liable if hazardous or toxic substances migrate from properties for which we may be responsible to other properties.

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

Our operations are subject to extensive regulation by the U.S. Food and Drug Administration, the U.S. Department of Agriculture and other national, state, and local authorities. Specifically, we are subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, and safety of food. Under this program, the FDA regulates manufacturing practices for foods through its current “good manufacturing practices” regulations and specifies the recipes for certain foods. Our processing facilities and products are subject to periodic inspection by federal, state, and local authorities. In addition, we must comply with similar laws in Canada. We seek to comply with applicable regulations through a combination of employing internal personnel to ensure quality-assurance compliance (for example, assuring that food packages contain only ingredients as specified on the package labeling) and contracting with third-party laboratories that conduct analyses of products for the nutritional-labeling requirements.

Failure to comply with applicable laws and regulations or maintain permits and licenses relating to our operations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material adverse effect on our operating results and business.

We have a significant amount of goodwill and intangible assets on our consolidated balance sheet that is subject to impairment based upon future adverse changes in our business and the overall economic environment.

At December 27, 2009, the carrying value of goodwill and tradenames was $1,559.2 million and $1,658.8 million, respectively. We evaluate the carrying amount of goodwill and intangible assets for impairment on an annual basis, in December, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount. We have recorded impairment charges in recent years, including in 2009. The value of goodwill and intangible assets will be derived from our business operating plans and is susceptible to an adverse change in demand, input costs, general changes in the business, or changes in the overall economic environment and could require an impairment charge in the future.

Litigation regarding our trademarks and any other proprietary rights may have a significant, negative impact on our business.

We rely upon a combination of copyright, trademark and patent laws as well as, where appropriate, contractual arrangements, including licensing agreements to establish and protect our intellectual property rights. Although we devote resources to the establishment and protection of our intellectual property rights, we cannot assure you that the actions we have taken or will take in the future will be adequate to prevent violation of our trademark and proprietary rights by others or prevent others from seeking to block sales of our products as an alleged violation of their trademarks or other proprietary rights. There can be no assurance that litigation by or against us will not be necessary to enforce our trademark or proprietary rights or to defend ourselves against claimed infringement, or other claimed violation of the rights of others. Any ongoing or future litigation of this type could result in adverse determinations that could have a material adverse effect on our business, financial condition or results of operations. Our inability to use our trademarks and other proprietary rights, including via temporary or permanent injunctions directed against such rights in ongoing or future litigations, could also harm our business and sales through reduced demand for our products and reduced revenues.

Although we have rights to the Birds Eye and Steamfresh trademarks in the United States and certain other jurisdictions, unaffiliated third parties own rights to the Birds Eye and Steamfresh trademarks in many other countries. These third-party trademark rights may impose legal barriers on our use of these trademarks in those and other jurisdictions and may therefore limit the expansion of the business conducted under these trademarks into these jurisdictions. However, any negative publicity surrounding third-party products, such as product recalls and product liability claims, with respect to the Birds Eye or Steamfresh trademarks in these jurisdictions could nonetheless adversely affect our reputation and the value of our trademarks.

If we are unable to retain our key management personnel, our future performance may be impaired and our financial condition could suffer as a result.

Our success depends to a significant degree upon the continued contributions of senior management, certain of whom would be difficult to replace. Departure by certain of our executive officers could have a material adverse effect on our business, financial condition, or results of operations. We do not maintain key-man life insurance on any of our executive officers. We cannot assure you that the services of such personnel will continue to be available to us.

We may not be able to utilize all of our net operating loss carryforwards.

If there is an unfavorable adjustment from an IRS examination (whether as a result of a change in law or IRS policy or otherwise) that reduces any of our net operating loss carryforwards (“NOLs”), cash taxes may increase and impact our ability to make interest payments on our indebtedness, including the notes. As of December 27, 2009, we had NOLs for U.S. federal income tax purposes of $1.1 billion. Certain of these NOLs are subject to annual limitations under Section 382 of the Internal Revenue Code of 1986 (“the Code”). These limitations and/or our failure to generate sufficient taxable income may result in the expiration of the NOLs before they are utilized.

Blackstone controls Pinnacle and may have conflicts of interest with us or you in the future.

Investment funds associated with or designated by Blackstone own substantially all of our capital stock. Blackstone has control over our decisions to enter into any corporate transaction and has the ability to prevent any transaction that requires the approval of unit holders regardless of whether noteholders believe that any such transactions are in their interests. For example, Blackstone could collectively cause us to make acquisitions that increase our amount of indebtedness, including secured indebtedness, or to sell assets, which may impair our ability to make payments under the notes.

Additionally, Blackstone is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Blackstone may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by Blackstone collectively continue to indirectly own a significant amount of our capital stock, even if such amount is less than 50%, Blackstone will continue to be able to influence or effectively control our decisions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We own and operate the following thirteen manufacturing and warehouse facilities:

Facility location	Principal products	Facility size
Darien, Wisconsin	Frozen vegetables and complete bagged meals	551,600 square feet
Millsboro, Delaware	Pickles, peppers, relish	460,000 square feet
Ft. Madison, Iowa	Canned meat	450,000 square feet
Imlay City, Michigan	Pickles, peppers, relish	344,000 square feet
Fayetteville, Arkansas	Frozen dinners and entrees	335,000 square feet
Fennville, Michigan	Fruit toppings and fillings	329,866 square feet
Jackson, Tennessee	Frozen breakfast, frozen pizza, frozen prepared seafood	302,000 square feet
Tacoma, Washington	Chili and chili ingredients, dressings	286,468 square feet
Waseca, Minnesota	Frozen vegetables	258,475 square feet
Fulton, New York	Frozen vegetables and complete bagged meals; repack only	254,856 square feet
St. Elmo, Illinois	Syrup, barbecue sauce	250,000 square feet
Mattoon, Illinois	Bagels, frozen breakfast	215,000 square feet
Berlin, Pennsylvania	Snack foods	183,500 square feet

We have entered into co-packing (third-party manufacturing) agreements with several manufacturers for certain of our finished products. Our co-packed finished products include our Duncan Hines product line, Aunt Jemima breakfast sandwich product line, and certain seafood products. All of our Duncan Hines cake mix, brownie mix, specialty mix and frosting production equipment, including co-milling, blending and packaging equipment, is located at the contract manufacturers’ facilities. The most significant Duncan Hines co-packing agreement will expire in June 2015. We believe that our manufacturing facilities, together with our co-packing agreements, provide us with sufficient capacity to accommodate our planned internal growth.

We also lease a manufacturing plant, warehouse and distribution center in Algona, Washington, warehouses in Darien, Wisconsin and Waseca, Minnesota.

We also lease office space under operating leases (expiring) in Mountain Lakes, New Jersey (November 2013); Cherry Hill, New Jersey (May 2011); Rochester, New York (December 2011); Lewisburg, Pennsylvania (Month to Month); Fayetteville, Arkansas (Month to Month); Mississauga, Ontario (August 2015) and Green Bay, Wisconsin (June 2012).

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are parties to, or targets of, lawsuits, claims, investigations, and proceedings, which are being handled and defended in the ordinary course of business. Although the outcome of such items cannot be determined with certainty, our general counsel and management are of the opinion that the final outcome of these matters should not have a material effect on the financial condition, results of operations or cash flows.

No single item individually is, nor are all of them in the aggregate, material.

ITEM 4.	RESERVED TO THE NEW VOTING REPORTING RULES

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for our common stock. As of December 27, 2009, one hundred percent of our common stock was held by our parent, Crunch Holding Corp. We did not pay any dividends in respect to our common stock in fiscal 2009.

Our senior secured credit facilities, the indenture governing our 9.25% Senior Notes due 2015 (the “Senior Notes Indenture”) and the indentures governing our 10.625% Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes Indenture” and together with the Senior Notes Indenture, the “Indentures”) each contain covenants that limit our ability to pay dividends and take on additional indebtedness. The indentures contain a limitation on restricted payments, including dividends, that is described in greater detail in footnotes (3) and (4) to the last table in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt—Covenant Compliance” included elsewhere in this Form 10-K. The senior secured credit facilities also limit our ability to make restricted payments, including dividends, subject to exceptions, including an exception that permits restricted payments up to an aggregate amount of (together with certain other amounts) the greater of $50 million and 2% of our consolidated total assets, so long as no default has occurred and is continuing and our pro forma Senior Secured Leverage Ratio would be no greater than 4.25 to 1.00. For the description of our Senior Secured Leverage Ratio and its level as of the last balance sheet date, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources Debt Covenant Compliance.” In addition, the senior secured credit facilities and the indentures contain exceptions from the limitation on restricted payments that would allow dividends on common stock following the first public offering, if any, of our common stock in an amount up to 6% per year of the net proceeds received by or contributed to our company in or from such public offering, subject to exceptions.

ITEM 6.	SELECTED FINANCIAL DATA

PFG LLC is referred to as the “Predecessor” for the period prior to the consummation of the Blackstone Transaction and PFF is referred to as the “Successor” subsequent to the consummation of the Blackstone Transaction.

The following table sets forth selected historical consolidated financial and other operating data for the following periods:

•	for Successor and its subsidiaries as of and for the fiscal years ended December 27, 2009 and December 28, 2008, and the 39 weeks ended December 30, 2007;

•

for Predecessor and its subsidiaries for the period from January 1, 2007 to April 2, 2007, immediately prior to the consummation of the Blackstone Transaction, as of and for the fiscal years ended December 31, 2006 and December 25, 2005.

The selected financial data of the Successor as of and for the fiscal years ended December 27, 2009 and December 28, 2008, and the 39 weeks ended December 30, 2007, and the selected financial data of the Predecessor for the period from January 1, 2007 to April 2, 2007, immediately prior to the consummation of the Blackstone Transaction have been derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The fiscal years ended December 31, 2006 and December 25, 2005 have been derived from the audited consolidated financial statements of the Predecessor.

The selected financial data presented below should be read in conjunction with our consolidated financial statements and the notes to those statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Successor			Predecessor
($ in Thousands)	Fiscal Year ended December 27, 2009	Fiscal Year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal Year ended December 31, 2006	Fiscal Year ended December 25, 2005
Statement of operations data:
Net sales	$1,642,931	$1,556,408	$1,137,898	$376,587	$1,442,256	$1,255,735
Cost of products sold	1,263,627	1,217,929	895,306	293,191	1,122,646	997,198

Gross profit	379,304	338,479	242,592	83,396	319,610	258,537
Operating expenses
Marketing and selling expenses	123,833	111,372	87,409	34,975	103,550	101,159
Administrative expenses	62,737	47,832	40,715	17,714	52,447	40,242
Research and development expenses	4,562	3,496	2,928	1,437	4,037	3,625
Goodwill impairment charges	—	—	—	—	—	54,757
Other expense (income), net	42,214	24,363	12,028	51,042	14,186	31,836

Total operating expenses	233,346	187,063	143,080	105,168	174,220	231,619

Earnings (loss) before interest and taxes	145,958	151,416	99,512	(21,772)	145,390	26,918
Interest expense	121,167	153,280	124,504	39,079	86,615	71,104
Interest income	89	319	1,029	486	1,247	584

Earnings (loss) before income taxes	24,880	(1,545)	(23,963)	(60,365)	60,022	(43,602)
Provision (benefit) for income taxes	(277,723)	27,036	24,746	6,284	26,098	(426)

Net earnings (loss)	$302,603	$(28,581)	$(48,709)	$(66,649)	$33,924	$(43,176)

Other financial data:
Net cash provided by operating activities	$116,243	$16,759	$60,139	$55,684	$161,563	$64,747
Net cash used in investing activities	(1,366,776)	(32,598)	(1,340,353)	(5,027)	(213,657)	(28,775)
Net cash provided by (used in) financing activities	1,319,828	14,239	1,286,062	(46,293)	63,912	(37,688)
Depreciation and amortization	65,468	62,509	45,671	10,163	42,187	39,088
Capital expenditures	52,030	32,598	22,935	5,027	26,202	30,931
Ratio of earnings to fixed charges (1)	1.20x	NM	NM	NM	1.68x	NM

Balance sheet data:
Cash and cash equivalents	$73,874	$4,261	$5,999	$—	$12,337	$519
Working capital (2)	364,577	131,234	80,556	—	105,569	84,517
Total assets (3)	4,538,498	2,632,200	2,667,079	—	1,792,081	1,636,494
Total debt (4)	2,888,711	1,785,352	1,770,171	—	920,963	888,648
Total liabilities	3,664,145	2,324,627	2,307,464	—	1,353,726	1,279,970
Shareholders’ equity	874,353	307,573	359,615	—	438,355	356,524

(1)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings (loss) before income taxes and fixed charges. Fixed charges consist of (i) interest expense, including amortization of debt acquisition costs and (ii) one-third of rent expense, which management believes to be representative of the interest factor thereon. The Successor’s earnings for the fiscal years ending 2008 and the 39 weeks ending December 30, 2007 were insufficient to cover fixed charges by $1.5 million and $24.0 million, respectively. The Predecessor’s earnings for the 13 weeks ending April 2, 2007 and fiscal 2005 were insufficient to cover fixed charges by $60.3 million and $43.6 million, respectively.
(2)	Working capital excludes notes payable, revolving debt facility and current portion of long term debt.
(3)	Total assets are impacted in 2007 by the Blackstone Transaction and in 2009 by the Birds Eye Acquisition.
(4)	Total debt includes notes payable, revolving debt facility and current portion of long term debt.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Information presented for the fiscal years ended December 27, 2009 and December 28, 2008 is derived from our audited consolidated financial statements for those periods. Information presented for the fiscal year 2007 was derived from the combination of the audited 39 weeks ended December 30, 2007 and the audited 13 weeks ended April 2, 2007, immediately prior to the consummation of the Blackstone Transaction. This combination represents what we believe is the most meaningful basis for comparison of the fiscal year ended December 27, 2009, December 28, 2008 and the 52 weeks ended December 30, 2007, although the presentation of the 52-week period ended December 30, 2007 is not in accordance with GAAP. We believe that these are the most meaningful bases for comparison because the customer base, products, manufacturing facilities and types of marketing programs were the same under the Predecessor as they are under the Successor. Also, the results for the fiscal year ended December 27, 2009 include the results of operations of Birds Eye Foods, Inc. from the date of acquisition on December 23, 2009.

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

Overview

On December 23, 2009, we acquired all of the common stock of Birds Eye Foods, Inc. (“Birds Eye”) or (the “Birds Eye Acquisition”). Birds Eye’s product offering includes an expanding platform of healthy, high-quality frozen vegetables and frozen meals and a portfolio of primarily branded specialty dry foods which are well-aligned with our existing dry foods segment. Frozen food products are marketed under the Birds Eye brand name, which holds the #1 market share in frozen vegetables and the #1 market share in the value sub-segment of complete bagged meals. Birds Eye markets traditional boxed and bagged frozen vegetables, as well as steamed vegetables using innovative steam-in-packaging technology, under the Birds Eye and Birds Eye Steamfresh brands. Birds Eye’s complete bagged meals, marketed primarily under the value-oriented Birds Eye Voila! brand, offer consumers value-added meal solutions that include a protein, starch, and vegetables in one convenient package. Birds Eye’s branded specialty dry food products hold leading market share positions in their core geographic markets, and include Comstock and Wilderness fruit pie fillings and toppings, Brooks and Nalley chili and chili ingredients, and snack foods by Tim’s Cascade and Snyder of Berlin.

We are a leading producer, marketer and distributor of high quality, branded food products. Historically, Pinnacle’s products and operating results were managed and reported in two operating segments: dry foods and frozen foods. Birds Eye’s results for the 5 days in fiscal 2009 are reported in the Birds Eye foods segment. The dry foods segment consists of the following product lines (brands): baking (Duncan Hines®), condiments (Vlasic®, Open Pit®), syrup (Mrs. Butterworth’s® and Log Cabin®) and canned meat (Armour®). The frozen foods segment consists of the following product lines (brands): frozen dinners (Hungry-Man®, Swanson®), frozen prepared seafood (Mrs. Paul’s®, Van de Kamp’s®), frozen breakfast (Aunt Jemima®), bagels (Lender’s®) and frozen pizza (Celeste®).

As previously disclosed on a Form 8-K, on July 13, 2009, we issued a press release announcing that Jeffrey P. Ansell left his position as Chief Executive Officer and as a Director of the Company to pursue other interests, effective July 10, 2009. The press release also announced that Robert J. Gamgort has been appointed as Chief Executive Officer and a Director, commencing on July 13, 2009. As a result of the change, we recorded a provision for severance in the amount of $2.4 million in Administrative expenses in the Consolidated Statements of Operations for the fiscal year ended December 27, 2009.

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

Cost Factors

Our important costs include the following:

•

Raw materials, such as sugar, cucumbers, broccoli, corn, peas, green beans, flour (wheat), poultry, seafood, vegetable oils, shortening, meat and corn syrup, among others, are available from numerous independent suppliers but are subject to price fluctuations due to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, weather conditions and insects, among others. We experienced a significant increase in inflation in 2008, particularly in wheat, corn and edible oils.

•

Packaging costs. Our broad array of products entails significant costs for packaging and is subject to fluctuations in the price of aluminum, glass jars, plastic trays, corrugated fiberboard, and plastic packaging materials.

•

Freight and distribution. We use a combination of common carriers and inter-modal rail to transport our products from our manufacturing facilities to distribution centers and to deliver products to retailers from both those centers and directly from our manufacturing plants. Our freight and distribution costs are influenced by fuel costs.

•

Advertising and other marketing expenses. We record expenses related to advertising and other consumer and trade-oriented marketing programs under “Marketing and selling expenses” in our consolidated financial statements. A key strategy is to continue to invest in marketing that builds our iconic brands, and in 2009 we increased marketing spending versus 2008.

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

Other Factors

Other factors that have influenced our results of operations and may do so in the future include:

•

Interest Expense. As a result of the Blackstone Transaction and Birds Eye Acquisition, we have significant indebtedness. Although we expect to reduce our leverage over time, we expect interest expense to continue to be a significant component of our expenses. See “Liquidity and Capital Resources.”

•

Cash Taxes. We have significant tax-deductible intangible asset amortization and federal and state net operating losses, which resulted in minimal federal and state cash taxes in recent years. We expect to continue to realize significant reductions in federal and state cash taxes in the future attributable to amortization of intangible assets and realization of net operating losses.

•

Acquisitions and Consolidations. We believe we have the expertise to identify and integrate value-enhancing acquisitions to further grow our business. In recent years we have successfully integrated acquisitions. We have, however, incurred significant costs in connection with integrating these businesses and streamlining our operations.

•

Impairment of Goodwill and Long-Lived Assets. We test our goodwill and intangible assets annually or more frequently (if necessary) for impairment and have recorded impairment charges in recent years as well as 2009. The value of goodwill and intangibles from the allocation of purchase price from the Blackstone Transaction and Birds Eye Acquisition is derived from our business operating plans at that time and is therefore susceptible to an adverse change that could require an impairment charge.

We give detailed information on these factors below under “—Results of Operations.”

Seasonality

Our sales and cash flows are affected by seasonal cyclicality. Sales of frozen foods, including seafood, frozen vegetables, and complete bagged meals tend to be marginally higher during the winter months. Sales of pickles, relishes, barbecue sauces, potato chips and salad dressings tend to be higher in the spring and summer months, and demand for Duncan Hines products, Birds Eye vegetables and our fruit fillings tend to be higher around the Easter, Thanksgiving, and Christmas holidays. We pack the majority of our pickles during a season extending from May through September, and also increase our Duncan Hines inventories at that time, in advance of the selling season. Since many of the raw materials we processes under the Birds Eye brand are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the purchase of such crops. As a result, our inventory levels tend to be higher during August, September, and October, and thus we require more working capital during these months. We are a seasonal net user of cash in the third quarter of the calendar year.

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

On December 23, 2009, Pinnacle Foods Group LLC acquired the common stock of Birds Eye Foods, Inc. (the “Birds Eye Acquisition”) for $1.34 billion. In connection with the acquisition, Pinnacle purchased all of the issued and outstanding capital stock of Birds Eye Foods, Inc. from Holdings for a purchase price of $670.0 million in cash. In accordance with the Stock Purchase Agreement, Pinnacle funded approximately $670.4 million to pay off Birds Eye Foods Inc.’s remaining indebtedness and other obligations. Birds Eye Foods, Inc., along with its subsidiaries, is now a direct, wholly-owned subsidiary of Pinnacle.

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

Activities related to the closure of the plant were completed in the first quarter of 2005 and resulted in the elimination of 411 positions. From the announcement in April 2004 through the second quarter of 2007, PFGI recorded restructuring charges totaling $19.6 million, pertaining to its decision to permanently close the Omaha, Nebraska production facility. The charges incurred have been included in Other expense (income), net line in the Consolidated Statements of Operations. All such charges are reported under the frozen foods business segment. During the second quarter of 2007, the plant and remaining assets were sold for $2.2 million.

Impairment of Goodwill and Other Long-Lived Assets

In fiscal 2007, we experienced declines in net sales of our Open Pit branded products. Upon reassessing the long-term growth rates of the brand, we recorded an impairment of the tradename asset in the amount of $1.2 million. The charge is recorded in the Other expense (income), net line in the Consolidated Statements of Operations and is reported in the dry foods segment.

In 2008, the Company recorded impairment charges for its Van de Kamp’s ($8.0 million), Mrs. Paul’s ($5.6 million), Lenders ($0.9 million) and Open Pit tradenames ($0.6 million). The charges are the result of the Company reassessing the long-term growth rates for its branded products. The charges are recorded in the Other expense (income), net line on the Consolidated Statements of Operations and are reported in the dry foods ($0.6 million) and frozen foods ($14.5 million) segments.

In fiscal 2009, we experienced declines in net sales of our Swanson branded products. Upon reassessing the long-term growth rates of the brand, we recorded an impairment charge of the tradename asset in the amount of $1.3 million. The charge is recorded in the Other expense (income), net line in the Consolidated Statements of Operations and is reported in the frozen foods segment.

Items Affecting Comparability

During fiscal 2007, our earnings (loss) before interest and taxes were impacted by certain items. These items included:

•

On April 2, 2007, immediately prior to the consummation of the Blackstone Transaction, we incurred $49.1 million of merger-related costs relating to the Blackstone Transaction, which are recorded in the Other expense (income), net line of the Consolidated Statements of Operations. The costs included $35.5 million related to the cash tender offer for the Predecessor’s 8.25% senior subordinated notes, $12.9 million related to the termination of certain of the Predecessor’s contracts, and $0.7 million related to payroll taxes.

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

•

In December 2007, the Company repurchased a total of $51.0 million of our 10.625% Senior Subordinated Notes at a discount price of $44.2 million. The gain was $5.7 million and is recorded in the Other expense (income), net line of the Consolidated Statements of Operations.

•	In December 2007, we recorded an impairment charge on our Open Pit tradename. The charge was the result of declines in sales of the Open Pit branded products.

During fiscal 2008, our earnings (loss) before interest and taxes were impacted by certain items. These items included:

•

In April of 2008, the Company settled a lawsuit with R2 Top Hat, Ltd., relating to its claim against Aurora Foods Inc., which merged with the Company in March 2004. Under the settlement, the Company paid R2 Top Hat, Ltd. $10 million in full payment of the excess leverage fees related to the Aurora prepetition bank facility, all related interest and all other out-of-pocket costs. After this settlement, there are no remaining contingencies related to the excess leverage fees under the Aurora prepetition bank facility. Accordingly, the remaining $10.0 million accrued liability assumed in the merger with Aurora and recorded at fair value of $20.1 million in the purchase price allocation for the Blackstone Transaction was reduced to $0 and the related credit, net of related expenses, was recorded in Other expense (income), net in the Consolidated Statements of Operations.

•

In December 2008, the Company recorded impairment charges for its Van de Kamp’s ($8.0 million), Mrs. Paul’s ($5.6 million), Lenders ($0.9 million) and Open Pit tradenames ($0.6 million). The charges are the result of the Company reassessing the long-term growth rates for its branded products and are recorded in Other expense (income), net in the Consolidated Statements of Operations.

During fiscal 2009, our earnings (loss) before interest and taxes were impacted by certain items. These items included:

•

In July of 2009, Jeffrey P. Ansell left his position as Chief Executive Officer and as a Director of the Company to pursue other interests, effective July 10, 2009. As a result of the change, we recorded a provision for severance in the amount of $2.4 million in Administrative expenses in the Consolidated Statements of Operations.

•

In December 2009, the Company recorded an impairment charge of $1.3 million for its Swanson tradename. The charge is the result of the Company’s reassessment of the long-term growth rates for its branded products and is recorded in Other expense (income), net in the Consolidated Statements of Operations.

•

In December 2009, in connection with the Birds Eye Foods Acquisition, the Company incurred merger related cost of $24.1 million. These costs include $19.3 million in merger, acquisition and advisory fees, $4.0 million in legal, accounting and other professional fees and $0.8 million in other costs. The costs are recorded in Other expense (income), net in the Consolidated Statements of Operations.

In addition, during fiscal 2009, our net earnings were impacted by:

•

We recorded a $315.6 million benefit to income taxes related to the reversal of the valuation allowance, as we concluded that it is more likely than not that certain of our US deferred tax assets will be recognized in future years. Prior to the realization of these deferred tax assets we maintained a full valuation allowance against net deferred tax assets excluding indefinite lived intangible assets.

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

The discussion below for the 52 weeks ended December 30, 2007 is based on the combination of the Predecessor’s consolidated financial results for the 13 weeks ended April 2, 2007 and the Successor’s consolidated financial results for the 39 weeks ended December 30, 2007. This combination represents what we believe is the most meaningful basis for comparison of fiscal 2008 with the corresponding period of fiscal 2007, although the combination is not in accordance with GAAP. We believe that this is the most meaningful basis for comparison because the customer base, products, manufacturing facilities and types of marketing programs were the same under the Predecessor as they are under Successor.

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

The following table reconciles shipments to net sales for the total company, the dry foods segment, the frozen foods segment and the Birds Eye foods segment for fiscal 2009, fiscal 2008 and fiscal 2007.

For the fiscal year ended:

	Dry Foods
	Fiscal 2009	Fiscal 2008	Fiscal 2007
Shipments	$1,260.6	$1,162.8	$1,130.0
Less: Aggregate trade marketing and consumer coupon redemption expenses	265.9	244.6	260.3
Less: Slotting expense	7.1	2.9	5.8

Net sales	$987.6	$915.3	$863.9

	Frozen Foods
	Fiscal 2009	Fiscal 2008	Fiscal 2007
Shipments	$892.6	$867.7	$884.4
Less: Aggregate trade marketing and consumer coupon redemption expenses	236.9	218.9	223.4
Less: Slotting expense	3.3	7.7	10.4

Net sales	$652.4	$641.1	$650.6

	Birds Eye Foods
	Fiscal 2009	Fiscal 2008	Fiscal 2007
Shipments	$3.7	$—	$—
Less: Aggregate trade marketing and consumer coupon redemption expenses	0.7	—	—
Less: Slotting expense	—	—	—

Net sales	$3.0	$—	$—

	Total
	Fiscal 2009	Fiscal 2008	Fiscal 2007
Shipments	$2,156.9	$2,030.5	$2,014.4
Less: Aggregate trade marketing and consumer coupon redemption expenses	503.5	463.5	483.7
Less: Slotting expense	10.4	10.6	16.2

Net sales	$1,643.0	$1,556.4	$1,514.5

Consolidated Statements of Operations

The following tables set forth statement of operations data expressed in dollars and as a percentage of net sales. In accordance with GAAP, the results for fiscal 2009 only include the results of operations of the Birds Eye business from the date of the acquisition, December 23, 2009, through December 27, 2009, the end of the fiscal year.

	Fiscal 2009		Fiscal 2008		Combined Fiscal 2007
Net sales	$1,643.0	100.0%	$1,556.4	100.0%	$1,514.5	100.0%
Cost of products sold	1,263.7	76.9%	1,217.9	78.3%	1,188.5	78.5%

Gross profit	379.3	23.1%	338.5	21.7%	326.0	21.5%

Operating expenses
Marketing and selling expenses	123.8	7.5%	111.4	7.2%	122.4	8.1%
Administrative expenses	62.7	3.8%	47.8	3.1%	58.4	3.9%
Research and development expenses	4.6	0.3%	3.5	0.2%	4.4	0.3%
Other expense (income), net	42.2	2.6%	24.4	1.6%	63.1	4.2%

Total operating expenses	233.3	14.2%	187.1	12.0%	248.3	16.4%

Earnings before interest and taxes	$146.0	8.9%	$151.4	9.7%	$77.7	5.1%

	Fiscal 2009	Fiscal 2008	Combined Fiscal 2007
Net sales:
Dry foods	$987.5	$915.3	$863.9
Frozen foods	652.4	641.1	650.6
Birds Eye foods	3.0	—	—

Total	$1,642.9	$1,556.4	$1,514.5

Earnings (loss) before interest and taxes
Dry foods	$158.7	$133.3	$105.1
Frozen foods	32.9	21.2	34.2
Birds Eye foods	(0.3)	—	—
Unallocated corporate expenses	(45.3)	(3.1)	(61.6)

Total	$146.0	$151.4	$77.7

Depreciation and amortization
Dry foods	$31.7	$30.8	$27.7
Frozen foods	33.6	31.7	28.1
Birds Eye foods	0.2	—	—

Total	$65.5	$62.5	$55.8

Fiscal year ended December 27, 2009 (52 weeks) compared to fiscal year ended December 28, 2008 (52 weeks)

Net sales. Shipments in the twelve months ended December 27, 2009 were $2,156.8 million, an increase of $126.3 million, compared to shipments in the twelve months ended December 28, 2008 of $2,030.5 million. The acquisition of Birds Eye Foods, Inc. resulted in $3.6 million of increased shipments, which covered the five day period December 23, 2009 to December 27, 2009. All other businesses increased $122.7 million, which includes a 4.1% weighted average selling price increase. Net sales in the twelve months ended December 27, 2009 were $1,643.0 million, an increase of $86.6 million, compared to net sales in the twelve months ended December 28, 2008 of $1,556.4 million. The acquisition of Birds Eye Foods, Inc. resulted in $3.0 million of increased net sales. Net sales for all other businesses increased $83.6 million, the result of an increase in shipments of $122.7 million and a $39.1 million increase in aggregate trade marketing and consumer coupon redemption expenses. The 4.1% weighted average selling price increase combined with the higher rate of trade marketing and consumer coupon redemption expenses results in an effective 3.4% weighted average net selling price increase. The stronger U.S. dollar versus the Canadian dollar reduced net sales by 0.3%.

Dry foods: Shipments in the twelve months ended December 27, 2009 were $1,260.6 million, an increase of $97.8 million. The increase was due to increases in sales by our Duncan Hines, Vlasic, and private label businesses. The $97.8 million increase in shipments includes a 5.0% weighted average selling price increase. Aggregate trade marketing and consumer coupon redemption expenses and slotting expenses increased $25.5 million. As a result, dry foods net sales increased $72.3 million, or 7.9%, for the twelve months ended December 27, 2009. The 5.0% weighted average selling price increase combined with the higher rate of trade marketing and consumer coupon redemption expenses and slotting expenses resulted in an effective 4.9% weighted average net selling price increase.

Frozen foods: Shipments in the twelve months ended December 27, 2009 were $892.6 million, an increase of $24.9 million. The $24.9 million increase in shipments is inclusive of a 2.9% weighted average selling price increase. The change was mainly driven by an increase in sales in our seafood business. Aggregate trade and consumer coupon redemption expenses increased $13.6 million in the twelve months ended December 27, 2009. As a result, frozen foods net sales increased $11.3 million, or 1.8% for the year ended December 27, 2009. The 2.9% weighted average selling price increase combined with the higher rate of trade marketing and consumer coupon redemption expenses resulted in an effective 1.0% weighted average net selling price increase.

Birds Eye Foods, Inc.: Shipments in the twelve months ended December 27, 2009 were $3.6 million, which covered the five day period December 23, 2009 to December 27, 2009. Aggregate trade marketing and consumer coupon redemption expenses were $0.6 million. As a result, Birds Eye Foods, Inc. net sales were $3.0 million.

Gross profit. Gross profit was $379.3 million, or 23.1% of net sales in the twelve months ended December 27, 2009, versus gross profit of $338.5 million, or 21.7% of net sales in the twelve months ended December 28, 2008. The post acquisition operations of Birds Eye Foods, Inc. resulted in $0.5 million of gross profit. Included in the gross profit of Birds Eye Foods, Inc. was a $0.5 million charge related to the sales of inventories written up to fair value at the date of the acquisition. For the remaining businesses, gross profit for the twelve months ending December 27, 2009 was $378.8 million, or 23.1% of net sales, a 1.4% percentage point increase versus the remaining businesses gross profit for the twelve months ending December 28, 2008 of $338.5 million, or 21.7% of net sales. The principal driver of the increased gross profit as a percent of net sales rate was reduced freight and distribution expenses accounting for a 1.5 percentage point improvement. In addition, selling price increases in excess of raw material commodity cost (principally wheat, corn, edible oils, and to a lesser extent, dairy) and conversion cost increases, improved gross margin by 0.4 percentage points. Partially offsetting these improvements was the impact of the higher rate of aggregate trade marketing and consumer coupon redemption expenses which reduced the gross profit percentage in 2009 by 0.5 percentage points.

Marketing and selling expenses. Marketing and selling expenses were $123.8 million, or 7.5% of net sales, in the twelve months ended December 27, 2009 compared to $111.4 million, or 7.2% of net sales, in the twelve months ended December 28, 2008. The acquisition of Birds Eye Foods, Inc. contributed $0.3 million of the increase for the year ended December 27, 2009. The remaining change was due to higher advertising expense of $5.3 million, primarily in our seafood and Duncan Hines businesses, higher management incentive and equity related compensation accruals, and increased market research expense.

Administrative expenses. Administrative expenses were $62.7 million, or 3.8% of net sales, in the twelve months ended December 27, 2009 compared to $47.8 million, or 3.1% of net sales, in the twelve months ended December 28, 2008. The acquisition of Birds Eye Foods, Inc. contributed $0.5 million of the increase for the year ended December 27, 2009. The balance of the increase was principally related to higher management incentive and equity related compensation accruals, higher severance and recruiting provisions, principally related to the change in the CEO, and spending on additional capabilities, both in terms of headcount and outside services.

Research and development expenses. Research and development expenses were $4.6 million, or 0.3% of net sales, in the twelve months ended December 27, 2009 compared with $3.5 million, or 0.2% of net sales, in the twelve months ended December 28, 2008.

Other expense (income), net. The following table shows other expense (income), net:

	Twelve Months Ended
	December 27, 2009	December 28, 2008
	In Thousands
Other expense (income), net consists of:
Amortization of intangibles/other assets	$16,824	$19,245
Restructuring and impairment charges	1,300	15,100
Birds Eye Acquisition transaction costs	24,090	—
Gain on litigation settlement	—	(9,988)
Royalty expense (income), net and other, net	—	6

Total other expense (income), net	$42,214	$24,363

For the year ended December 27, 2009, transaction costs associated with the acquisition of Birds Eye Foods, Inc. totaled $24.1 million, consisting of $19.3 million in merger, acquisition and advisory fees, $4.0 million in legal, accounting and other professional fees and $0.8 million in other costs. For the year ended December 27, 2009, impairment charges totaled $1.3 million, related to a trade name impairment charge on our Swanson brand. For the year ended December 28, 2008, trade name impairment charges totaled $15.1 million, consisting of $8.0 million on our Van de Kamp brand, $5.6 million on our Mrs. Paul’s brand, $0.9 million on our Lenders brand, and $0.6 million on our Open Pit brand. Amortization was $16.8 million in the year ended December 27, 2009 as compared to $19.2 million in the year ended December 28, 2008. In the year ended December 28, 2008, we recorded the impact of the final settlement of litigation related to excess leverage fees incurred by Aurora under its credit agreement prior to its acquisition by us in 2004, resulting in a reduction of the accrued liability and a gain on litigation settlement of $10.0 million.

Earnings before interest and taxes. Earnings before interest and taxes (EBIT) decreased $5.4 million to $146.0 million in the twelve months ended December 27, 2009 from $151.4 million in EBIT in the twelve months ended December 28, 2008. This decrease in EBIT resulted from a $42.2 million increase in unallocated corporate expenses and a $0.3 million loss in Birds Eye Foods, Inc, partially offset by a $25.4 million increase in dry foods EBIT and a $11.7 million increase in frozen foods EBIT. Unallocated corporate expenses increased due to the transaction costs associated with the acquisition of Birds Eye Foods, Inc. of $24.1 million in fiscal 2009, the $10.0 million gain on litigation settlement in fiscal 2008 as described in other expense (income) above, and in 2009, higher management incentive and equity related compensation accruals, and higher severance and recruiting provisions, principally related to the change in the CEO.

Dry foods: Dry foods EBIT increased $25.4 million in the twelve months ended December 27, 2009, to $158.7 million from $133.3 million in the twelve months ended December 28, 2008. The year ended December 28, 2008 included a tradename impairment charge of $0.6 million related to our Open Pit brand. The balance of the dry foods EBIT increased $24.8 million and was principally driven a 7.9% increase in net sales, which includes an effective 4.9% weighted average net selling price increase on some of our products. Additionally, reduced freight and distribution expenses and lower consumer promotion expense contributed to the EBIT increase. These improvements were partially offset by higher overhead expense, principally related to higher management incentive and equity related compensation accruals

Frozen foods: Frozen foods EBIT increased by $11.7 million in the twelve months ended December 27, 2009, to $32.9 million from $21.2 million in the twelve months ended December 28, 2008. For the year ended December 27, 2009, impairment charges totaled $1.3 million, related to a trade name impairment charge on our Swanson brand. For the year ended December 28, 2008, trade name impairment charges totaled $14.5 million, consisting of $8.0 million on our Van de Kamp brand, $5.6 million on our Mrs. Paul’s brand, and $0.9 million on our Lenders brand. The balance of the frozen foods EBIT decreased $1.5 million and was principally driven by higher raw material commodity costs and conversion costs in excess of selling price increases, increased overhead expense related to higher management incentive and equity related compensation accruals, and by increased market research expense. These declines to EBIT were partially offset by a 1.8% increase in net sales, which includes an effective 1.0% weighted average net selling price increase on some of our brands, and reduced freight and distribution expenses.

Birds Eye Foods, Inc.: Birds Eye Foods, Inc. EBIT was a ($0.3) million loss for the five day period December 23, 2009 to December 27, 2009, and includes a $0.5 million charge related to the sales of inventories written up to fair value at the date of the acquisition.

Interest expense, net. Interest expense, net was $121.1 million in the twelve months ended December 27, 2009, compared to $153.0 million in the twelve months ended December 28, 2008.

Included in interest expense, net, was $4.4 million and $1.3 million for the twelve months ended December 27, 2009 and the twelve months ended December 28, 2008 respectively, for the amortization of the cumulative mark to market adjustment for an interest rate swap that was de-designated for swap accounting in the fourth quarter of 2008 and subsequently terminated. The counterparty to the interest rate swap was Lehman Brothers Special Financing (LBSF), a subsidiary of Lehman Brothers, and the hedge was de-designated for swap accounting at the time of LBSF’s bankruptcy filing. At the time of de-designation, the cumulative mark to market adjustment was $11.5 million. As of December 27, 2009, the remaining unamortized balance is $5.9 million. In addition, in the twelve months ended December 28, 2008 interest expense includes a mark to market adjustment of $5.5 million for the period from the de-designation date of October 3, 2008 to the date we terminated the interest rate hedges on October 24, 2008.

Excluding the impact of the items in the previous paragraph, the decrease in interest expense, net, was $29.5 million, of which $34.2 million was attributable to lower interest rates on our bank borrowings, and $0.1 million of the decline was attributed to lower average bank debt levels, partially offset by $5.5 million of amortization of the bridge financing costs related to the Birds Eye Acquisition, $0.3 million of higher bond debt levels, $0.2 million in lower interest income, and $0.8 million of other items.

Also, included in the interest expense, net, amount was $14.2 million and $16.2 million for the twelve months ended December 27, 2009 and the twelve months ended December 28, 2008 respectively, recorded from losses on interest rate swap agreements, a net change of $2.0 million. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements are recorded as an adjustment to interest expense.

Provision for income taxes. The effective tax rate was (1,116.3%) in the twelve months ended December 27, 2009, compared to (1,749.9%) in the twelve months ended December 28, 2008. The effective rate difference is primarily due to the change in the valuation allowance for the twelve-month period. We recorded a benefit of $315.6 million related to the reversal of the valuation allowance as we concluded that it is more likely than not that certain of our US deferred tax assets will be recognized in future years. Prior to the realization of these deferred tax assets the Company maintained a full valuation allowance against net deferred tax assets excluding indefinite lived intangible assets. Deferred tax liabilities were recognized for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets.

Under Internal Revenue Code Section 382, the Company is a loss corporation. Section 382 of the Code places limitations on our ability to use Aurora’s net operating loss carry-forward to offset our income. The annual net operating loss limitation is approximately $14 to 18 million subject to other rules and restrictions. Our net operating loss carryovers and certain other tax attributes may not be utilized to offset Birds Eye income from recognized built in gains pursuant to Section 384 of the Code. See Note 13 to the consolidated financial statements.

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

Research and development expenses. Research and development expenses were $3.5 million, or 0.2% of net sales, in the twelve months ended December 28, 2008 compared with $4.4 million, or 0.3% of net sales, in the twelve months ended December 30, 2007. Included in the expenses for the twelve months ended December 30, 2007 was $0.3 million of stock compensation expense related to the acceleration of the vesting in the Predecessor’s stock options as a result of the Blackstone Transaction.

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

For the year ended December 28, 2008, trade name impairment charges totaled $15.1 million, consisting of $8.0 million on our Van de Kamp brand, $5.6 million on our Mrs. Paul’s brand, $0.9 million on our Lenders brand, and $0.6 million on our Open Pit brand. For the year ended December 30, 2007, restructuring and impairment charges totaled $1.2 million, principally due to a $1.2 million trade name impairment charge on our Open Pit brand. In the twelve months ended December 28, 2008, we recorded the impact of the final settlement of litigation related to excess leverage fees incurred by Aurora under its credit agreement prior to its acquisition by us in 2004, resulting in a reduction of the accrued liability and a gain on litigation settlement of $10.0 million. Amortization was $19.2 million in the twelve months ended December 28, 2008 as compared to $18.5 million in the twelve months ended December 30, 2007. The 2008 expense includes additional amortization related to the increase in value of the definite-lived intangible assets as a result of the purchase price allocation of the Blackstone Transaction. Included in the expense for the twelve months ended December 30, 2007 was $49.1 million of merger costs related to the Blackstone Transaction (see Note 8 to the Consolidated Financial Statements). These costs included $35.5 million related to the cash tender offer for the Predecessor’s 8.25% Senior Subordinated Notes, $12.9 million related to the termination of certain of the Predecessor’s contracts, and $0.7 million related to payroll taxes. In addition, the year ended December 30, 2007 includes a $5.7 million gain on the extinguishment of subordinated notes which we redeemed in December 2007.

Earnings before interest and taxes. Earnings before interest and taxes (EBIT) increased $73.7 million to $151.4 million in the twelve months ended December 28, 2008 from $77.7 million in EBIT in the twelve months ended December 30, 2007. The year ended December 28, 2008 included trade name impairment charges totaled $15.1 million and the year ended December 30, 2007 included restructuring and impairment charges totaled $1.2 million, as described in other expense (income) above. For the twelve months ended December 28, 2008, the unallocated corporate expenses include the $10.0 million gain on litigation settlement as described in other expense (income) above. Included in the twelve months ended December 30, 2007 is $8.4 million of stock compensation expense and $49.1 million of merger costs as described in the other expense (income) paragraph above (see Note 8 to the Consolidated Financial Statements), both related to the Blackstone Transaction. The merger costs of $49.1 million are included in unallocated corporate expenses. Also included in the twelve months ended December 30, 2007 , are costs of products sold related to the post-acquisition sales of inventories written up to fair value at the date of the Blackstone Transaction of $40.2 million. In addition, the year ended December 30, 2007 includes a $5.7 million gain on the extinguishment of subordinated notes which we redeemed in December 2007, which is included in the unallocated corporate expenses. This increase in EBIT resulted from a $58.5 million decrease in unallocated corporate expenses, a $28.2 million increase in dry foods EBIT, and a $13.0 million decrease in frozen foods EBIT.

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

Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures and debt service. Capital expenditures are expected to be approximately $86 million in 2010. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our revolving credit facilities.

Statements of Cash Flows for the Fiscal Year Ended December 27, 2009 Compared to the Fiscal Year Ended December 28, 2008

Net cash provided by operating activities was $116.2 million for fiscal 2009, which consisted of net earnings excluding non-cash charges of $111.5 million, and a decrease in working capital of $4.7 million. The decrease in working capital was principally due to a concerted effort to reduce inventories while, at the same time, improving customer service levels. Inventories were reduced by $12.8 million. Also, accounts receivable declined by $2.7 million due to the timing of sales. Working capital was also decreased by a $19.8 million increase in accrued liabilities, principally driven by a $12.2 million increase in performance-based incentive plan accruals. Offsetting these reductions in working capital were a $13.4 million reduction in accounts payable principally driven by year on year changes in the timing of production, a $12.4 million increase in other current assets, principally related to a letter-of-credit cash collateral deposit of $9.2 million subsequent to the acquisition of Birds Eye Foods, Inc., and accrued trade marketing expense decreased $4.8 million as a result of the timing of when the trade marketing payments were made.

Net cash provided by operating activities was $16.8 million for fiscal 2008, which consisted of net earnings excluding non-cash charges of $72.6 million, $17.0 million paid to terminate early interest rate derivatives and an increase in working capital of $38.8 million. The increase in working capital was primarily the result of a $25.5 million increase in inventories that was primarily done in order to better service our customers going forward, as well as caused by higher commodity costs, and a decline of $29.5 million in accrued liabilities (a result of the legal settlement with R2 Top Hat, Ltd., the payment of the 2007 performance bonus and an decrease in accrued interest), partially offset by a $6.7 million decline in accounts receivable and a $4.9 million increase in accrued trade marketing. All other working capital accounts generated $4.6 million in cash.

Net cash used in investing activities for fiscal 2009 totaled $1,366.8 million and included $1,314.8 million for the acquisition of Birds Eye Foods, Inc., net of cash acquired of $25.6 million, as well as $52.0 million for capital expenditures. Net cash used in investing activities for fiscal 2008 was $32.6 million and consisted entirely of capital expenditures. The principal reason for the increase in fiscal 2009 capital expenditures compared to fiscal 2008 is improvements to the pizza production process at our Jackson, TN facility.

Net cash provided by financing activities was $1,319.8 million for fiscal 2009. This primarily related to the funding of the acquisition of Birds Eye Foods, Inc., which included $838.3 million, net of original issue discount, from an $850.0 million term loan borrowing under the Senior Secured Credit Facility, $300.0 million of Senior Notes, and $262.1 million in net equity contributions, reduced by debt acquisition costs of $40.2 million. Other significant cash flows from financing activities were net payments on the Revolving Credit Facility of $26.0 million and payments of the Term Loan of $12.5 million and a reduction in bank overdrafts of $2.6 million. Net cash provided by financing activities was $14.2 million for fiscal 2008. Borrowings under the Revolving Credit Facility of $26.0 million were primarily offset with $9.4 million repayments of the term loan and $1.5 million in net repayments of our short-term borrowings.

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

Debt

Successor – As part of the Blackstone Transaction as described in Note 1, we entered into a $1,375.0 million credit agreement (the “Senior Secured Credit Facility”) in the form of (i) term loans in an initial aggregate amount of $1,250.0 million (the “Term Loans”) and (ii) revolving credit commitments in the initial aggregate amount of $125.0 million (the “Revolving Credit Facility”). The term loan matures April 2, 2014. The Revolving Credit Facility matures April 2, 2013.

As part of the Birds Eye Acquisition on December 23, 2009, as described in Note 3, we entered into an amendment to the Senior Secured Credit Facility in the form of (i) incremental term loans in the amount of $850.0 million (the “Tranche C Term Loans”) and (ii) an incremental revolving credit facility in the amount of $25.0 million, bringing our total revolving credit commitment to $150.0 million. In connection with the Tranche C Term Loans, we also incurred $11.8 million in original issue discount. This is recorded in Long-term debt on the Consolidated Balance Sheet and will be amortized over the life of the loan using the effective interest method.

There were no borrowings outstanding under the Revolving Credit Facility as of December 27, 2009. Borrowings outstanding under the Revolving Credit Facility as of December 28, 2008 totaled $26.0 million.

The total amount of the Term Loans and the Tranche C Term Loans that were owed to affiliates of the Blackstone Group as of December 27, 2009 and December 28, 2008, was $109.2 million and $34.6 million, respectively.

Our borrowings under the Senior Secured Credit Facility, as amended, bear interest at a floating rate and are maintained as base rate loans or as Eurodollar loans. Base rate loans bear interest at the base rate plus the applicable base rate margin, as defined in the Senior Secured Credit Facility. The base rate is defined as the higher of (i) the prime rate and (ii) the Federal Reserve reported overnight funds rate plus 1/2 of 1%. Eurodollar loans bear interest at the adjusted Eurodollar rate, as described in the Senior Secured Credit Facility, plus the applicable Eurodollar rate margin. Solely with respect to Tranche C Term Loans, the Eurocurrency rate shall be no less than 2.50% per annum. Solely with respect to Tranche C Term Loans, the base rate shall be no less than 3.50% per annum.

The applicable margins with respect to our Senior Secured Credit Facility vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on our leverage ratio as defined in the credit agreement. The applicable margins with respect to the Senior Secured Credit Facility are currently:

Applicable Margin (per annum)
Revolving Credit Facility and Letters of Credit			Term Loans		Tranche C Term Loans
Eurocurrency Rate for Revolving Loans and Letter of Credit Fees	Base Rate for Revolving Loans	Commitment Fees Rate	Eurocurrency Rate for Term Loans	Base Rate for Term Loans	Eurocurrency Rate for - Term Loan C	Base Rate for - Term Loan C
2.75%	1.75%	0.50%	2.75%	1.75%	5.00%	4.00%

The obligations under the Senior Secured Credit Facility are unconditionally and irrevocably guaranteed by each of our direct or indirect domestic subsidiaries (collectively, the “Guarantors”). In addition, the Senior Secured Credit Facility is collateralized by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, each of our direct or indirect domestic subsidiaries and 65% of the capital stock of, or other equity interests in, our direct foreign subsidiaries, or any of its domestic subsidiaries and (ii) certain of our tangible and intangible assets and those of the Guarantors (subject to certain exceptions and qualifications).

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility. For the fiscal years ended December 27, 2009, December 28, 2008 and December 30, 2007, the weighted average interest rate on the Term Loans was 3.13%, 6.21% and 8.05%, respectively. For the fiscal years ended December 27, 2009 and December 28, 2008, the weighted average interest rate on the Revolving Credit Facility was 3.19% and 5.45%, respectively. As of December 27, 2009 and December 28, 2008, the Eurodollar interest rate on the Term Loans was 4.84% and 6.52%, respectively. As of December 28, 2008, the Eurodollar interest rate on the Revolving Credit Facility was 3.21%.

We pay a fee for all outstanding letters of credit drawn against the Revolving Credit Facility at an annual rate equivalent to the Applicable Margin then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility cannot exceed $25.0 million. As of December 27, 2009 and December 28, 2008, we had utilized $22.1 million and $15.2 million, respectively of the Revolving Credit Facility for letters of credit. As of December 28, 2008, borrowings under the Revolving Credit Facility totaled $26.0 million, therefore, of the $99.0 million Revolving Credit Facility available, we had an unused balance of $83.8 million available for future borrowing and letters of credit. As of December 27, 2009, there were no borrowings under the Revolving Credit Facility, therefore, of the $150.0 million Revolving Credit Facility available, we had an unused balance of $127.9 million available for future borrowing and letters of credit. The remaining amount that can be used for letters of credit as of December 27, 2009 and December 28, 2008 was $2.9 million and $9.8 million, respectively. As of December 27, 2009, we were unable to use the Revolving Credit Facility for a $9.2 million letter of credit and we instead had to deposit cash collateral for that amount. Our total letters of credit as of December 27, 2009 were $31.3 million.

In accordance with the “Excess Cash Flow” requirements of the Senior Secured Credit Facility, we will be required to make a mandatory prepayment of the Term Loans of $34.0 million in March 2010.

The Term Loans mature in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the term loan outstanding as of December 27, 2009 are $23.2 million in 2010, $1.8 million in 2011, $12.5 million in 2012, $12.5 million in 2013 and $1,171.9 million in 2014. The Tranche C Term Loans matures in quarterly 0.25% installments from January 2010 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the Tranche C Term Loans outstanding as of December 27, 2009 are $14.0 million in 2010, $0.9 million in 2011, $8.5 million in 2012, $8.5 million in 2013 and $818.1 million in 2014.

On April 2, 2007, as part of the Blackstone Transaction described in Note 1, we issued $325.0 million of 9.25% Senior Notes (the “Senior Notes”) due 2015, and $250.0 million of 10.625% Senior Subordinated Notes (the “Senior Subordinated Notes”) due 2017. On December 23, 2007, as part of the Birds Eye Acquisition described in Note 3, we issued an additional $300 million of 9.25% Senior Notes due in 2015 (the “Additional Senior Notes”). The Senior Notes and the Additional Senior Notes are collectively referred to herein as Senior Notes. The Senior Notes are general unsecured obligations of ours, effectively subordinated in right of payment to all of our existing and future senior secured indebtedness and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee our other indebtedness. The Senior Subordinated Notes are general unsecured obligations of ours, subordinated in right of payment to all of our existing and future senior indebtedness and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee our other indebtedness. See Note 19 of the Consolidated Financial Statements for Guarantor and Nonguarantor Financial Statements.

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

The estimated fair value of our long-term debt, including the current portion, as of December 27, 2009, is as follows:

(million $)	December 27, 2009
Issue	Recorded Amount	Fair Value

Senior Secured Credit Facility - Term Loans	$1,221.9	$1,134.3
Senior Secured Credit Facility - Tranche C Term Loans	850.0	853.5
9.25% Senior notes	625.0	628.9
10.625% Senior subordinated notes	199.0	206.2

	$2,895.9	$2,822.9

The fair value is based on the quoted market price for such notes and borrowing rates currently available to us for loans with similar terms and maturities.

Predecessor- In November 2003, the Predecessor entered into a $675.0 million Credit Agreement (“Predecessor Senior Secured Credit Facilities”) with JPMorgan Chase Bank (a related party of JPMorgan Partners, LLC as noted in Note 16) and other financial institutions as lenders, which provided for a $545.0 million seven-year term loan B facility, of which $120.0 million was made available on November 25, 2003 and $425.0 million was made available as a delayed draw term loan on the closing date of the Aurora Merger on March 19, 2004. Concurrently with the acquisition of the Armour Business but effective as of February 14, 2006, the Predecessor entered into an Amendment No. 4 and Agreement to the Predecessor Senior Secured Credit Facilities (“Amendment No. 4”). Among other things, Amendment No. 4 approved the Armour acquisition and provided for the making of $143.0 million of additional tack-on term loans to fund a portion of the acquisition. The Predecessor Senior Secured Credit Facilities also provided for a six-year $130.0 million revolving credit facility, of which up to $65.0 million was made available on November 25, 2003, and the remaining $65.0 million was made available on the closing date of the Aurora Merger on March 19, 2004.

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

On March 8, 2007, the Predecessor commenced a cash tender offer to purchase any and all of the outstanding 8.25% Senior Subordinated Notes due 2013 of the Predecessor (the “Predecessor Notes”), and a related consent solicitation to amend the indenture pursuant to which the Predecessor Notes were issued. The tender offer and consent solicitation were made in connection with the Blackstone Transaction. The tender offer and consent solicitation were made upon the terms and conditions set forth in an Offer to Purchase and Consent Solicitation Statement dated March 8, 2007 and the related Consent and Letter of Transmittal. The total cost of the cash tender offer for the Predecessor Notes was $35.5 million and was recorded as a charge in the Other expense (income), net line of the Consolidated Statements of Operations of the Predecessor immediately before the Blackstone Transaction.

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

Senior Notes and Senior Subordinated Notes

Additionally, on April 2, 2007, we issued the Senior Notes and the Senior Subordinated Notes. On December 23, 2009, we issued additional Senior Notes. The Senior Notes are general unsecured obligations, effectively subordinated in right of payment to all of our existing and future senior secured indebtedness, and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company. The Senior Subordinated Notes are general unsecured obligations, subordinated in right of payment to all of our existing and future senior indebtedness, and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company.

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

The following table provides a reconciliation from our net (loss) earnings to EBITDA and Consolidated EBITDA for the fiscal years ended December 27, 2009 and December 28, 2008. The terms and related calculations are defined in the Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes.

	Year Ended December 27, 2009	Year Ended December 28, 2008
Net earnings (loss)	$302,603	$(28,581)
Interest expense, net	121,078	152,961
Income tax expense	(277,723)	27,036
Depreciation and amortization expense	65,468	62,509

EBITDA (unaudited)	$211,426	$213,925

Acquired EBITDA - Birds Eye Acquisition (1)	142,268	—
Non-cash items (a)	4,738	3,776
Non-recurring items (b)	29,835	2,653
Other adjustment items (c)	26,673	2,606
Net cost savings projected to be realized as a result of initiatives taken (d)	57,188	9,002

Consolidated EBITDA (unaudited)	$472,128	$231,962

(1)	In accordance with our Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes, we have included an adjustment for the Acquired EBITDA for Birds Eye for the period prior to its acquisition, calculated consistent with the definition of Consolidated EBITDA.

(a) Non-cash items are comprised of the following:

	Year Ended December 27, 2009	Year Ended December 28, 2008
Non-cash compensation charges (1)	$3,190	$806
Unrealized losses or (gains) resulting from hedging activities (2)	(277)	(2,142)
Impairment charges or asset write-offs (3)	1,300	15,100
Effects of adjustments related to the application of purchase accounting (4)	525	—
Non-cash gain on litigation settlement (5)	—	(9,988)

Total non-cash items	$4,738	$3,776

(1)	For fiscal 2009 and fiscal 2008, represents non-cash compensation charges related to the granting of equity awards.
(2)	For fiscal 2009 and fiscal 2008, represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under natural gas, heating oil, diesel fuel (2009) and foreign exchange swap contacts (2008).
(3)	For fiscal 2009, represents an impairment charge for the Swanson tradename. For fiscal 2008, represents impairment charges for the Van de Kamp’s ($8.0 million), Mrs. Paul’s ($5.6 million), Lenders ($0.9 million) and Open Pit tradenames ($0.6 million).
(4)	For fiscal 2009, represents expense related to the write-up to fair market value of inventories acquired as a result of the Birds Eye Acquisition.

(5)	For 2008, represents the excess of the accrued liability established in purchase accounting over the amount of the cash payment in the litigation settlement described in Note 8 to our consolidated financial statements.

(b) Non-recurring items are comprised of the following:

	Year Ended December 27, 2009	Year Ended December 28, 2008
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$25,238	$671
Restructuring charges, integration costs and other business optimization expenses (2)	986	1,015
Employee severance and recruiting (3)	3,611	967

Total non-recurring items	$29,835	$2,653

(1)	For fiscal year 2009 primarily represents costs related to the Birds Eye Acquisition as well as other expenses related to due diligence investigations. For fiscal 2008, represents additional costs related to the Blackstone Transaction, primarily legal fees, and other expenses related to due diligence investigations.
(2)	For fiscal year 2009, represents consultant expense incurred to execute yield and labor savings in our plants. For fiscal 2008, represents both the configuration of freezer space in our Mattoon warehouse, as well as consultant expense incurred to execute labor and yield savings in our plants.
(3)	For fiscal year 2009, principally represents severance and recruiting costs related to the change in the CEO. For fiscal 2008, represents severance costs paid, or to be paid, to terminated employees.

(c) Other adjustment items are comprised of the following:

	Year Ended December 27, 2009	Year Ended December 28, 2008
Management, monitoring, consulting and advisory fees (1)	$2,540	$2,606
Variable product contribution principally from Steamfresh complete bagged meals no longer being offered (2)	24,133

Total other adjustments	$26,673	$2,606

(1)	For fiscal 2009 and fiscal 2008, represents management/advisory fees and expenses paid to Blackstone.
(2)	Represents the variable contribution loss principally from Steamfresh complete bagged meals and others which will no longer be offered by Pinnacle management following the Birds Eye Acquisition and the variable contribution loss applicable to a discontinued contract in the Birds Eye Industrial-Other segment.

(d) Net cost savings projected to be realized as a result of initiatives taken:

	Year Ended December 27, 2009	Year Ended December 28, 2008
Productivity initiatives in our manufacturing facilities, freight and distribution systems and purchasing programs (1)	$12,188	$9,002
Estimated net cost savings associated with the Birds Eye Acquisition (2)	45,000

Total net cost savings projected to be realized as a result of initiatives taken	$57,188	$9,002

(1)	For fiscal 2009 and fiscal 2008, represents net cost savings projected to be realized as a result of specified actions taken or initiated, net of the amount of actual benefits realized. Such savings primarily relate to productivity initiatives in our manufacturing facilities, our freight and distribution systems, and our purchasing programs.
(2)	Represents the estimated reduction in operating costs that we anticipate will result from the combination of Pinnacle and Birds Eye as a result of eliminating duplicate overhead functions and overlapping operating expenses, leveraging supplier relationships and combined purchasing power to obtain procurement savings or raw materials and packaging, and optimizing and rationalizing overlapping frozen warehouse and distribution networks.

Our covenant requirements and actual ratios for the twelve months ended December 27, 2009 are as follows:

	Covenant Requirement	Actual Ratio
Senior Secured Credit Facility
Senior Secured Leverage Ratio (1)	5.75:1	4.26
Total Leverage Ratio (2)	Not applicable	6.02

Senior Notes and Senior Subordinated Notes (3)
Minimum Consolidated EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00:1	2.35

(1)	Pursuant to the terms of the Senior Secured Credit Facility, if at any time there are borrowings outstanding under the Revolving Credit Facility in an aggregate amount greater than $10.0 million, we are required to maintain a consolidated total senior secured debt to Consolidated EBITDA ratio for the most recently concluded four consecutive fiscal quarters (the “Senior Secured Leverage Ratio”) less than a ratio starting at a maximum of 7.00:1 at September 30, 2007 and stepping down over time to 4.00:1 on March 31, 2011. Consolidated total senior secured debt is defined as our aggregate consolidated secured indebtedness less the aggregate amount of all unrestricted cash and cash equivalents.
(2)	The Total Leverage Ratio is not a financial covenant but is used to determine the applicable rate under the Senior Secured Credit Facility. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Consolidated EBITDA.
(3)	Our ability to incur additional debt and make certain restricted payments under the indentures governing the Senior Notes and Senior Subordinated Notes, subject to specified exceptions, is tied to a Consolidated EBITDA to fixed charges ratio of at least 2.0:1.
(4)	Fixed charges is defined in the indentures governing the Senior Notes and Senior Subordinated Notes as (i) consolidated interest expense (excluding specified items) plus consolidated capitalized interest less consolidated interest income, plus (ii) cash dividends and distributions paid on preferred stock or disqualified stock.

Inflation

Prior to 2005, inflation did not have a significant effect on us as we have been successful in mitigating the effects of inflation with cost reduction and productivity programs. Beginning 2005 and continuing into 2008, we experienced higher energy and commodity costs in production and higher fuel surcharges for product delivery. Inflation was less pronounced in 2009. Although we have no such expectation, severe increases in inflation could have an adverse impact on our business, financial condition and results of operations.

Contractual Commitments

The table below provides information on our contractual commitments as of December 27, 2009:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Long-term debt(1)	$2,895,875	$37,170	$23,705	$2,011,000	$824,000
Projected interest payments on long term debt(2)	1,077,573	195,353	417,333	383,121	81,766
Operating lease obligations	56,971	12,138	18,185	10,834	15,814
Capital lease obligations	3,326	1,061	1,784	481	—
Purchase obligations (3)	857,711	429,664	176,743	132,477	118,827
Pension and Other Postretirement benefits(4)	104,192	13,050	50,260	30,995	9,887

Total (5)	$4,995,648	$688,436	$688,010	$2,568,908	$1,050,294

(1)	Long-term debt at face value includes scheduled principal repayments and excludes interest payments.
(2)	The total projected interest payments on long-term debt are based upon borrowings and interest rates as of December 27, 2009, including the effect of interest rate swaps in place. The interest rate on variable rate debt is subject to changes beyond our control and may result in actual interest expense and payments differing from the amounts above.
(3)	The amounts indicated in this line primarily reflect future contractual payments, including certain take-or-pay arrangements entered into as part of the normal course of business. The amounts do not include obligations related to other contractual purchase obligations that are not take-or-pay arrangements. Such contractual purchase obligations are primarily purchase orders at fair value that are part of normal operations and are reflected in historical operating cash flow trends. Purchase obligations also include trade and consumer promotion and advertising commitments. We do not believe such purchase obligations will adversely affect our liquidity position.
(4)	The funding of the defined benefit pension plan is based upon our planned 2010 cash contribution. The future years’ contributions are based upon our expectations taking into consideration the funded status of the plan at December 27, 2009.
(5)	The total excludes the liability for uncertain tax positions. We are not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. Therefore, the long-term portion of the liability is excluded from the preceding table.

Off-Balance Sheet Arrangements

As of December 27, 2009, we did not have any off-balance sheet obligations.

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

Our significant accounting policies are detailed in Note 2 to our consolidated financial statements for the fiscal year ended December 27, 2009. The following areas are the most important and require the most difficult, subjective judgments.

Revenue recognition. Revenue consists of sales of our food products. We recognize revenue from product sales upon shipment to our customers, at which point title and risk of loss are transferred and the selling price is fixed or determinable. Shipment completes the revenue-earning process, as an arrangement exists, delivery has occurred, the price is fixed and collectability is reasonably assured. We estimate discounts and product return allowances based upon our historical performance, management’s experience and current economic trends and record them as a reduction of sales in the same period that the revenue is recognized. Variances between historical estimates and actual results have not been significant.

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

Goodwill and Indefinite-lived tradenames. We evaluate the carrying amount of goodwill for impairment on an annual basis, in December, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The goodwill impairment review consists of a two-step process of first comparing the fair value of the reporting unit with its carrying value. If this fair value exceeds the carrying value, no further analysis or goodwill impairment charge is required. If the fair value is below the carrying value, the Company would proceed to the next step, which is to measure the amount of the impairment loss. The impairment loss is measured as the difference between the carrying value and implied fair value of goodwill. To measure the implied fair value goodwill we would make a hypothetical allocation of the estimated fair value of the reporting unit to the tangible and intangible assets (other than goodwill) within the respective reporting unit using the same rules for determining fair value and allocation under the authoritative guidance for business combination as we would use if it were an original purchase price allocation. If the implied fair value of the reporting unit’s goodwill is less than its carrying amount the shortfall would be charged to earnings.

In estimating the fair value or our reporting units we primarily use the income approach, which utilizes forecasted discounted cash flows to estimate the fair value. The utilization of the income approach utilizes management’s business plans and projections as the basis for expected future cash flows for five years. In addition, we make significant assumptions including regarding long-term growth rates and discounts rates. In our recent impairment tests, we forecasted cash flows for five years plus a terminal year and assumed a discount rate of 9.0%. Such cash flows for each of the five years and terminal year assume growth rates that generally average between 0% and 3.0%, which are determined based upon our expectations for each of the individual reporting units and are consistent within the industry.

The results of this test indicated that none of the reporting units were impaired. However, the Frozen Breakfast reporting unit, which has $98.5 million of goodwill allocated to it, exceeded its carrying value by only 1%. Management’s assumptions used to forecast the discounted cash flow of the Frozen Breakfast reporting unit included the exit of marginally profitable private label business and the elimination of other low profit retail items in the near term and then modest growth after that (less than 1%). We also projecting a 1% growth factor in the terminal year and that the exit of these lines will result in improved margins. An unfavorable change to any of these assumptions could result in an impairment of the Frozen Business reporting unit goodwill and, in turn, impact our consolidated financial results.

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

To estimate the fair value of our tradenames we primarily use an income approach, which utilizes forecasted discounted cash flows to estimate the fair value. The utilization of the income approach requires us to make significant assumptions including long-term growth rates, implied royalty rates and discount rates. In fiscal 2009, the results include a $1.3 million impairment of the Swanson tradename. In fiscal 2008, the results include an impairment of the Van de Kamp’s ($8.0 million), Mrs. Paul’s ($5.6 million), Lenders ($0.9 million) and Open Pit tradenames ($0.6 million). In fiscal 2007, the results include a $1.2 million impairment of the Open Pit tradename.

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

Stock-based compensation. We use the authoritative guidance for stock compensation accounting using the modified prospective transition method to calculate stock-based compensation. The guidance requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense using the straight-line method over the requisite service periods in our Consolidated Statements of Operations.

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

Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock-based awards. Although the fair value of employee stock awards is determined in accordance with the authoritative guidance for stock compensation using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Recently Issued Accounting Pronouncements

In December 2007, the FASB updated the authoritative guidance for business combinations. Under the December 2007 update, all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but the updated guidance changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The updated guidance for business combinations is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The authoritative guidance for business combinations amends the authoritative guidance for income tax accounting such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of updated guidance for business combinations (released in December 2007), would also apply the provisions of the updated guidance for business combinations. Early adoption is not permitted. The adoption of the updated authoritative guidance for business combinations will have an impact on our accounting for future business combinations on a prospective basis once adopted; however, the materiality of that impact cannot be determined. The accounting for the Birds Eye Acquisition was performed in accordance with this guidance.

In April 2009, the FASB updated the authoritative guidance for business combinations. The April 2009 update amends and clarifies the authoritative guidance of business combinations to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The updated authoritative guidance for business combinations is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this standard will have an impact on our accounting for future business combinations on a prospective basis once adopted; however, the materiality of that impact cannot be determined. The accounting for the Birds Eye Acquisition was performed in accordance with this guidance.

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

In March 2008, the FASB revised the authoritative guidance for derivative and hedge accounting. The guidance requires enhanced disclosures about derivative and hedging activities. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted this guidance in the first quarter of 2009 and have included enhanced disclosure in Note 14.

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

In December 2008, the FASB issued authoritative guidance on defined benefit plans. The release provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance is effective for fiscal years ending after December 15, 2009. The implementation of this guidance did not have a material impact on our consolidated financial position or results of operations and the enhanced disclosures have been included for the fiscal year ended December 27, 2009.

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

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by us for the second quarter 2009 reporting. The adoption did not have a significant impact on the subsequent events that we report, either through recognition or disclosure, in the consolidated financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and we therefore removed the disclosure in this Annual Report.

In June 2009, the FASB issued the authoritative guidance for variable interest entities. This guidance clarifies the characteristics that identify a variable interest entity (VIE) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance. This guidance requires the primary beneficiary assessment to be performed on a continuous basis. It also requires additional disclosures about an entity’s involvement with VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. The authoritative guidance for variable interest entities is effective for fiscal years beginning after November 15, 2009. We anticipate that it will not have a material impact on our consolidated financial position or results of operations.

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges in accordance with the authoritative guidance for derivative and hedge accounting involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up front premium.

As of December 27, 2009 we had the following interest rate swaps and caps (in aggregate) that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	8	$683.3 million	1.43% - 3.33%	USD-LIBOR-BBA	Oct 2008 - Mar 2009	Jan 2011 - July 2012
Interest Rate Caps	2	$800.0 million	2.50%	USD-LIBOR-BBA	Dec 2009	Jan 2011

According to the authoritative guidance for derivative and hedge accounting, the effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive (loss) income (“AOCI”) on the Consolidated Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the fiscal year ended December 27, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly as Interest expense in the Consolidated Statements of Operations. There was no hedge ineffectiveness on interest rate cash flow hedges recognized in the fiscal year ended December 27, 2009.

Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Due to the counterparty bank declaring bankruptcy in October 2008, we discontinued prospectively the hedge accounting on our interest rate derivatives with Lehman Brothers Specialty Financing on the bankruptcy date as those hedging relationships no longer met the authoritative guidance for derivative and hedge accounting. We terminated these positions during the fourth quarter of 2008. We continue to report the net gain or loss related to the discontinued cash flow hedge in AOCI which is expected to be reclassified into earnings during the original contractual terms of the derivative agreements as the hedged interest payments are expected to occur as forecasted. For the fiscal year ended December 27, 2009, $4.4 million was reclassified as an increase to Interest expense relating to the terminated hedges. During the next twelve months, we estimate that an additional $17.8 million will be reclassified as an increase to Interest expense relating to both active and terminated hedges.

Cash Flow Hedges of Foreign Exchange Risk

Our operations in Canada have exposed us to changes in the US Dollar – Canadian Dollar (USD-CAD) foreign exchange rate. From time to time, our Canadian subsidiary purchases inventory denominated in US Dollars (USD), a currency other than its functional currency. Our subsidiary sells that inventory in Canadian dollars. Our subsidiary uses currency forward and collar agreements to manage our exposure to fluctuations in the USD-CAD exchange rate. Currency forward agreements involve fixing the USD-CAD exchange rate for delivery of a specified amount of foreign currency on a specified date. Currency collar agreements involve the sale of Canadian Dollar (CAD) currency in exchange for receiving US dollars if exchange rates rise above an agreed upon rate and sale of USD currency in exchange for receiving CAD dollars if exchange rates fall below an agreed upon rate at specified dates.

As of December 27, 2009, we had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate	Notional Purchased in Aggregate	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	36	$43.0 million CAD	$38.7 million USD	1.086-1.178	May 2009 - July 2009	Jan 2010 - Dec 2010
CAD Collar	12	$12.0 million CAD	$10.6 million USD	1.13	May 2009	Jan 2010 - Dec 2010

According to the authoritative guidance for derivative and hedge accounting, the effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI on the Consolidated Balance Sheet and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portions of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, are recognized directly in Cost of products sold in the Consolidated Statements of Operations. Hedge ineffectiveness on foreign exchange cash flow hedges amounted to a less than $0.1 million in the fiscal year ended December 27, 2009.

Non-designated Hedges of Commodity Risk

Derivatives not designated as hedges are not speculative and are used to manage our exposure to commodity price risk but do not meet the authoritative guidance for derivative and hedge accounting. From time to time, we enter into commodity forward contracts to fix the price of natural gas, diesel fuel and heating oil purchases at a future delivery date. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in Cost of products sold in the Consolidated Statements of Operations.

As of December 27, 2009, we had the following natural gas swaps (in aggregate), diesel fuel and heating oil swaps (in aggregate) that were not designated in qualifying hedging relationships:

Product	Number of Instruments	Notional Amount	Price	Trade Dates	Maturity Dates
Natural Gas Swap	1	127,364 MMBTU’s	$6.05 per MMBTU	Mar 2009	June 2010
Heating Oil Swap	1	9,000 BBL’s	$45.15 per BBL	Mar 2009	Jan 2010
Diesel Fuel Swap	1	1,710,000 Gallons	$2.46 per Gallon	Feb 2009	Jun 2010

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 27, 2009.

(in millions)	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Contracts	Other assets, net	$0.2	Other long-term liabilities	$21.2
Foreign Exchange Contracts		—	Accrued liabilities	2.5

Total derivatives designated as hedging instruments as of December 27, 2009		$0.2		$23.7

Derivatives not designated as hedging instruments
Natural Gas Contracts		$—	Accrued liabilities	$0.1
Heating Oil Contracts	Other current assets	—		—
Diesel Fuel Contracts	Other current assets	0.9		—

Total derivatives not designated as hedging instruments as of December 27, 2009		$0.9		$0.1

The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Operations and Accumulated other comprehensive (loss) income for the fiscal year ended December 27, 2009.

Tabular Disclosure of the Effect of Derivative Instruments for the Fiscal Year Ended December 27, 2009

(in millions)

Gain/(Loss)

Derivatives in Cash Flow Hedging Relationships	Recognized in AOCI on Derivative (Effective Portion)	Effective portion reclassified from AOCI to:	Reclassified from AOCI into Earnings (Effective Portion)	Ineffective portion reclassified from AOCI to:	Recognized in Earnings on Derivative (Ineffective Portion)
Interest Rate Contracts	$(23.4)	Interest expense	$(18.6)	Interest expense	$—
Foreign Exchange Contracts	(5.4)	Cost of products sold	2.5	Cost of products sold	$—

Fiscal year ended December 27, 2009	$(28.8)		$(16.1)		$—

Derivatives Not Designated as Hedging Instruments	Recognized in Earnings on:	Recognized in Earnings on Derivative
Natural Gas Contracts	Cost of products sold	$(1.4)
Heating Oil Contracts	Cost of products sold	0.1

Fiscal year ended December 27, 2009		$(1.3)

Credit-risk-related Contingent Features

We have an agreement with Barclays that contains a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of December 27, 2009, the fair value of interest rate swaps and caps in a net liability position related to these agreements was $23.1 million, which includes accrued interest of $1.0 million but excludes any adjustment for nonperformance risk of $1.0 million. For the same counterparty, the fair value of foreign exchange derivative contracts in a net liability position related to these agreements was $2.6 million, which excludes any adjustment for nonperformance risk of $0.1 million. For the same counterparty, the fair value of natural gas swaps in a net liability position related to these agreements was less than $0.1 million. For the same counterparty, the fair value of heating oil contracts in a net asset position related to these agreements was less than $0.1 million. If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $25.8 million. As of December 27, 2009, we have not posted any collateral related to these agreements.

We also have an agreement with Credit Suisse Group that contains a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of December 27, 2009, we had one interest rate cap with this counterparty in an asset position with a fair value of $0.1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements begin on the following page

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Pinnacle Foods Finance LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and shareholder’s equity present fairly, in all material respects, the financial position of Pinnacle Foods Finance LLC and its subsidiaries (successor company) at December 27, 2009 and December 29, 2008, and the results of their operations and their cash flows for each of the fiscal years ended December 27, 2009 and December 28, 2008, respectively, and for the period from April 2, 2007 to December 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2009 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations in 2009.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Annual Report on Internal Controls Over Financial Reporting, management has excluded Birds Eye Foods, Inc. from its assessment of internal control over financial reporting as of December 27, 2009 because it was acquired by the Company in a purchase business combination during 2009. We have also excluded Birds Eye Foods, Inc. from our audit of internal control over financial reporting. Birds Eye Foods, Inc. is a wholly-owned subsidiary whose total assets and total net sales represent represented 25.5% and 0.2%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended December 27, 2009.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 23, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Pinnacle Foods Finance LLC:

In our opinion, the accompanying consolidated statements of operations, cash flows and shareholder’s equity for the period from January 1, 2007 to April 2, 2007 present fairly, in all material respects, the results of operations and cash flows of Pinnacle Foods Group Inc. and its subsidiaries (predecessor company) for the period from January 1, 2007 to April 2, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in incomes taxes in 2007.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 10, 2008

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(thousands of dollars)

	Successor			Predecessor
	Fiscal year ended December 27, 2009	Fiscal year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007
Net sales	$1,642,931	$1,556,408	$1,137,898	$376,587
Cost of products sold	1,263,627	1,217,929	895,306	293,191

Gross profit	379,304	338,479	242,592	83,396

Operating expenses
Marketing and selling expenses	123,833	111,372	87,409	34,975
Administrative expenses	62,737	47,832	40,715	17,714
Research and development expenses	4,562	3,496	2,928	1,437
Other expense (income), net	42,214	24,363	12,028	51,042

Total operating expenses	233,346	187,063	143,080	105,168

Earnings (loss) before interest and taxes	145,958	151,416	99,512	(21,772)
Interest expense	121,167	153,280	124,504	39,079
Interest income	89	319	1,029	486

Earnings (loss) before income taxes	24,880	(1,545)	(23,963)	(60,365)
Provision (benefit) for income taxes	(277,723)	27,036	24,746	6,284

Net earnings (loss)	$302,603	$(28,581)	$(48,709)	$(66,649)

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(thousands of dollars)

	December 27, 2009	December 28, 2008
Current assets:
Cash and cash equivalents	$73,874	$4,261
Accounts receivable, net	158,004	92,171
Inventories, net	389,967	190,863
Other current assets	26,960	9,571
Deferred tax assets	25,670	3,644

Total current assets	674,475	300,510
Plant assets, net	412,208	260,798
Tradenames	1,658,812	910,112
Other assets, net	233,823	166,613
Goodwill	1,559,180	994,167

Total assets	$4,538,498	$2,632,200

Current liabilities:
Short-term borrowings	$1,232	$26,163
Current portion of long-term obligations	38,228	12,750
Accounts payable	130,360	66,951
Accrued trade marketing expense	49,048	33,293
Accrued liabilities	130,035	69,012
Accrued income taxes	455	20

Total current liabilities	349,358	208,189
Long-term debt (includes $109,237 and $34,587 owed to related parties)	2,849,251	1,746,439
Pension and other postretirement benefits	82,437	36,869
Other long-term liabilities	39,383	14,429
Deferred tax liabilities	343,716	318,701

Total liabilities	3,664,145	2,324,627

Commitments and contingencies

Shareholder’s equity:
Pinnacle Common stock: par value $.01 per share, 100 shares authorized, issued 100 shares	—	—
Additional paid-in-capital	693,196	427,323
Notes receivable from officers	(565)	—
Retained earnings (Accumulated deficit)	225,313	(77,290)
Accumulated other comprehensive (loss) income	(43,591)	(42,460)

Total shareholder’s equity	874,353	307,573

Total liabilities and shareholder’s equity	$4,538,498	$2,632,200

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(thousands of dollars)

	Successor			Predecessor
	Fiscal year ended December 27, 2009	Fiscal year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007
Cash flows from operating activities
Net earnings (loss) from operations	$302,603	$(28,581)	$(48,709)	$(66,649)
Non-cash charges (credits) to net earnings (loss)
Depreciation and amortization	65,468	62,509	45,671	10,163
Restructuring and impairment charges	1,300	15,100	1,200	—
Amortization of debt acquisition costs	10,230	4,714	7,758	26,049
Amortization of deferred mark-to-market adjustment on terminated swap	4,429	1,259	—	—
Amortization of discount on term loan	28	—	—	—
Gain on litigation settlement	—	(9,988)	—	—
Gain on extinguishment of subordinated notes	—	—	(5,670)	—
Amortization of bond premium	—	—	—	(5,360)
Change in value of financial instruments	(292)	3,347	177	1,247
Stock-based compensation charges	3,190	806	2,468	8,778
Postretirement healthcare benefits	(25)	(25)	(8,046)	294
Pension expense	2,126	(996)	41	360
Other long-term assets	(1,007)	—	—	—
Other long-term liabilities	1,160	(320)	(236)	2,464
Deferred income taxes	(277,711)	24,757	22,173	6,392
Termination of derivative contracts	—	(17,030)	—	—
Changes in working capital, net of acquisitions
Accounts receivable	2,705	6,690	4,827	(18,339)
Inventories	12,786	(25,541)	32,701	20,045
Accrued trade marketing expense	(4,759)	4,888	(11,376)	2,754
Accounts payable	(13,370)	3,419	(7,742)	14,286
Accrued liabilities	19,785	(29,467)	23,812	53,340
Other current assets	(12,403)	1,218	1,090	(140)

Net cash provided by operating activities	116,243	16,759	60,139	55,684

Cash flows from investing activities
Payments for business acquisitions, net of cash acquired	(1,314,746)	—	(1,319,618)	—
Capital expenditures	(52,030)	(32,598)	(22,935)	(5,027)
Sale of plant assets	—	—	2,200	—

Net cash used in investing activities	(1,366,776)	(32,598)	(1,340,353)	(5,027)

Cash flows from financing activities
Change in bank overdrafts	(2,602)	—	—	(908)
Repayment of capital lease obligations	(345)	(238)	(227)	(55)
Equity contributions	264,325	234	420,664	26
Reduction of equity contributions	(2,207)	(471)	(391)	—
Debt acquisition costs	(40,162)	(704)	(39,863)	—
Proceeds from bank term loans	838,250	—	1,250,000	—
Proceeds from bond issuances	300,000	—	575,000	—
Proceeds from short-term borrowing	1,921	324	3,438	—
Repayments of short-term borrowing	(852)	(1,531)	(2,068)	(210)
Borrowings under revolving credit facility	74,888	101,008	50,000	—
Repayments of revolving credit facility	(100,888)	(75,008)	(50,000)	—
Repurchases of subordinated notes	—	—	(44,199)
Repayments of Successor’s long term obligations	(12,500)	(9,375)	(6,250)	—
Repayments of Predecessor’s long term obligations	—	—	(870,042)	(45,146)

Net cash provided by (used in) financing activities	1,319,828	14,239	1,286,062	(46,293)

Effect of exchange rate changes on cash	318	(138)	151	—

Net change in cash and cash equivalents	69,613	(1,738)	5,999	4,364
Cash and cash equivalents - beginning of period	4,261	5,999	—	12,337

Cash and cash equivalents - end of period	$73,874	$4,261	$5,999	$16,701

Supplemental disclosures of cash flow information:
Interest paid	$117,468	$167,748	$101,735	$9,135
Interest received	89	319	1,029	486
Income taxes refunded (paid)	(589)	(4,336)	159	(103)
Non-cash investing activity:
Capital lease activity	(1,200)	—	—	(1,129)
Non-cash financing activity
Equity contribution	—	—	4,013	—

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(thousands of dollars, except share amounts)

	Common Stock		Additional Paid In Capital	Notes Receivable From Officers	Retained earnings (Accumulated Deficit)	Carryover of 2003 Predecessor basis of net assets	Accumulated Other Comprehensive (Loss) Income	Total Shareholder’s Equity
	Shares	Amount
Predecessor

Balance at December 31, 2006	100	$—	$573,403	$—	$(117,871)	$(17,338)	$161	$438,355

Effect of initially applying FASB Interpretation No. 48					(260)			(260)
Equity contribution:
Cash			26					26
Equity related compensation			8,778					8,778
Comprehensive income:
Net loss					(66,649)			(66,649)
Foreign currency translation							(4)	(4)

Total comprehensive loss								(66,653)

Balance at April 2, 2007	100	$—	$582,207	$—	$(184,780)	$(17,338)	$157	$380,246

Successor

Balance at April 2, 2007	100	$—	$422,192	$—	$—	$—	$—	$422,192

Equity contribution:
Cash			2,485					2,485
Reduction in equity contributions			(391)					(391)
Equity related compensation			2,468					2,468
Comprehensive income:
Net loss					(48,709)			(48,709)
Swap mark to market adjustment							(23,383)	(23,383)
Foreign currency translation							566	566
Gain on Pension and OPEB actuarial assumptions							4,387	4,387

Total comprehensive loss								(67,139)

Balance at December 30, 2007	100	$—	$426,754	$—	$(48,709)	$—	$(18,430)	$359,615

Equity contribution:
Cash			234					234
Reduction in equity contributions			(471)					(471)
Equity related compensation			806					806
Comprehensive income:
Net loss					(28,581)			(28,581)
Swap mark to market adjustment							5,292	5,292
Amortization of deferred mark-to-market adjustment on terminated swap							1,259	1,259
Foreign currency translation							(1,070)	(1,070)
Loss on Pension and OPEB actuarial assumptions							(29,511)	(29,511)

Total comprehensive loss								(52,611)

Balance at December 28, 2008	100	$—	$427,323	$—	$(77,290)	$—	$(42,460)	$307,573

Equity contribution:
Cash			264,890					264,890
Reduction in equity contributions			(2,207)					(2,207)
Equity related compensation			3,190					3,190
Notes receivable from officers				(565)				(565)
Comprehensive income:
Net loss					302,603			302,603
Swap mark to market adjustment							(10,610)	(10,610)
Amortization of deferred mark-to-market adjustment on terminated swap							4,429	4,429
Foreign currency translation							(791)	(791)
Gain on Pension and OPEB actuarial assumptions							5,841	5,841

Total comprehensive earnings								301,472

Balance at December 27, 2009	100	$—	$693,196	$(565)	$225,313	$—	$(43,591)	$874,353

See accompanying Notes to Consolidated Financial Statements.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

1. Summary of Business Activities

Business Overview

Pinnacle Foods Finance LLC (hereafter referred to as the “Company” or “PFF”) is a leading manufacturer, marketer and distributor of high quality, branded convenience food products, the products and operations of which were managed and reported in two operating segments: (i) dry foods and (ii) frozen foods. The Company’s dry foods segment consists primarily of Duncan Hines® baking mixes and frostings, Vlasic® pickles, peppers and relish products, Mrs. Butterworth’s® and Log Cabin® syrups and pancake mixes, Armour® canned meats and Open Pit® barbecue sauce, as well as food service and private label products. The Company’s frozen foods segment consists primarily of Hungry-Man® and Swanson® frozen foods products, Mrs. Paul’s® and Van de Kamp’s® frozen seafood, Aunt Jemima® frozen breakfasts, Lender’s® bagels and Celeste® frozen pizza, as well as food service and private label products.

On December 23, 2009 PFG LLC purchased Birds Eye Foods, Inc. See Note 3, for a full description of the transaction, and brands of Birds Eye Foods, Inc. Birds Eye Foods, Inc. will be reported as a third segment in this report.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

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

In June 2001, the FASB issued the authoritative guidance for business combinations and goodwill and other intangible assets which established accounting and reporting for business combinations. The guidance for business combinations required that all business combinations be accounted for using the purchase method of accounting. The guidance for goodwill and other intangible assets provided that goodwill and other intangible assets with indefinite lives not to be amortized, but tested for impairment on an annual basis. The Successor accounted for the Blackstone Transaction in accordance with these standards. The acquisition of CHC is being treated as a purchase with Peak Holdings (whose sole asset is its indirect investment in the common stock of PFF) as the accounting acquiror in accordance with the authoritative guidance for business combinations.

The cost of the Blackstone Transaction consisted of:

Stated purchase price	$2,162,500
Working capital and other adjustments	(2,338)
Assumed debt	(1,278)

Subtotal—merger consideration	2,158,884
Transaction costs	71,217

Total cost of acquisition	$2,230,101

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Other Blackstone Transaction-Related Matters

Immediately prior to closing, pursuant to their original terms, all of the Predecessor’s outstanding stock options vested and the Predecessor exercised its purchase option to purchase at fair value all of the shares of common stock to be acquired by exercise of options held by employees pursuant to the Predecessor’s Stock Option Plan. As a result, compensation expense of approximately $8.4 million was recorded in the Consolidated Statements of Operations of the Predecessor on April 2, 2007 (the first day of the second quarter), immediately before the Blackstone Transaction, related to the fair value of the options exercised.

On March 8, 2007, the Predecessor commenced a cash tender offer to purchase any and all of the outstanding 8.25% Senior Subordinated Notes due 2013 of the Predecessor (the “Predecessor Notes”) and a related consent solicitation to amend the indenture pursuant to which the Predecessor Notes were issued. The tender offer and consent solicitation were made in connection with the Blackstone Transaction. The tender offer and consent solicitation were made upon the terms and conditions set forth in an Offer to Purchase and Consent Solicitation Statement dated March 8, 2007 and the related Consent and Letter of Transmittal. The total transaction cost of the cash tender offer for the Predecessor Notes was $35.5 million and was recorded as a charge in the Consolidated Statements of Operations of the Predecessor on April 2, 2007 (the first day of the second quarter), immediately before the Blackstone Transaction.

Due to the cash tender offer for the Predecessor Notes and the repayment in full of the Predecessor’s senior secured credit facility, which were both done in connection with the Blackstone Transaction, the Predecessor recorded in the Consolidated Statements of Operations of the Predecessor on April 2, 2007 (the first day of the second quarter), immediately before the Blackstone Transaction, a charge of $24.1 million for the unamortized portion of the deferred financing costs and a credit of $5.2 million for the unamortized portion of the original issue premium on the Predecessor Notes.

The closing of the transaction represented a change in control under certain Predecessor contracts, including the former Chairman’s employment agreement as well as contracts with affiliates of the former Chairman. As a result, the Predecessor was required to pay $12.9 million pursuant to these agreements and recorded a charge for such amount in the Consolidated Statements of Operations of the Predecessor on April 2, 2007 (the first day of the second quarter), immediately before the Blackstone Transaction.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency Translation. Foreign-currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of Accumulated other comprehensive (loss) income within shareholder’s equity. The Company translates the results of operations of its foreign subsidiary at the average exchange rates during the respective periods. Gains and losses resulting from foreign currency transactions are included in Cost of products sold on the Consolidated Statement of Operations and were a $2,788 gain in the year ended December 27, 2009, $3,983 gain in the year ended December 28, 2008, $4,676 loss in the 39 weeks ended December 30, 2007 and a $54 gain in the 13 weeks ended April 2, 2007. These amounts include the mark to market and realized gains and losses on our foreign currency swaps as discussed in Note 14.

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

Plant Assets. Plant assets are stated at historical cost, and depreciation is computed using the straight-line method over the lives of the assets. Buildings and machinery and equipment are depreciated over periods not exceeding 45 years and 15 years, respectively. The weighted average estimated remaining useful lives are approximately 13 years for buildings and 6 years for machinery and equipment. When assets are retired, sold, or otherwise disposed of, their gross carrying value and related accumulated depreciation are removed from the accounts and included in determining gain or loss on such disposals. Costs of assets acquired in a business combination are based on the estimated fair value at the date of acquisition.

Goodwill and Indefinite-lived Intangible Assets. The Company evaluates the carrying amount of goodwill and indefinite-lived tradenames for impairment on at least an annual basis and when events occur or circumstances change that an impairment might exist. The Company performs goodwill impairment testing for each business which constitutes a component of the Company’s operating segments, known as reporting units. The Company compares the fair value of these reporting units with their carrying values inclusive of goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company compares the implied fair value of the reporting unit’s goodwill to its carrying amount and any shortfall is charged to earnings. In estimating the implied fair value of the goodwill, the Company estimates the fair value of the reporting unit’s tangible and intangible assets (other than goodwill). For indefinite-lived tradename intangible assets the Company determines recoverability by comparing the carrying value to its fair value estimated based on discounted cash flows attributable to the tradename and charges the shortfall, if any, to earnings. In estimating the fair value, the Company primarily uses the income approach, which utilizes forecasted discounted cash flows to estimate fair values. Assumptions underlying fair value estimates are subject to risks and uncertainties.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Valuation of Long-Lived Assets. The carrying value of long-lived assets held and used, other than goodwill and indefinite-lived intangibles, is evaluated by asset group level when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the total projected undiscounted cash flows from such asset group are separately identifiable and are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset group. Fair market value is determined primarily using the projected cash flows from the asset group discounted at a rate commensurate with the risk involved. Losses on long-lived asset groups held for sale, other than goodwill, are determined in a similar manner, except that fair market values are reduced for disposal costs.

Revenue Recognition. Revenue from product sales is recognized upon shipment to the customers as terms are FOB shipping point, at which point title and risk of loss is transferred and the selling price is fixed or determinable. This completes the revenue-earning process specifically that an arrangement exists, delivery has occurred, ownership has transferred, the price is fixed and collectability is reasonably assured. A provision for payment discounts and product return allowances, which is estimated based upon the Company’s historical performance, management’s experience and current economic trends, is recorded as a reduction of sales in the same period that the revenue is recognized.

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

Marketing Expenses. Trade marketing expense is comprised of amounts paid to retailers for programs designed to promote our products. These costs include standard introductory allowances for new products (slotting fees). They also include the cost of in-store product displays, feature pricing in retailers’ advertisements and other temporary price reductions. These programs are offered to our customers both in fixed and variable (rate per case) amounts. The ultimate cost of these programs depends on retailer performance and is the subject of significant management estimates. The Company records as expense the estimated ultimate cost of the program in the period during which the program occurs. In accordance with the authoritative guidance for revenue recognition, these trade marketing expenses are classified in the Consolidated Statements of Operations as a reduction of net sales. Also, in accordance with the guidance, coupon redemption costs are also recognized as reductions of net sales when issued. Marketing expenses recorded as a reduction of net sales of the Successor were $513,960 for fiscal 2009, $474,164 for fiscal 2008 and $357,052 for the 39 weeks ended December 30, 2007. Marketing expenses for the Predecessor in the 13 weeks ending April 2, 2007 were $142,877.

Advertising. Advertising costs include the cost of working media (advertising on television, radio or in print), the cost of producing advertising, and the cost of coupon insertion and distribution. Working media and coupon insertion and distribution costs are expensed in the period the advertising is run or the coupons are distributed. The cost of producing advertising is expensed as of the first date the advertisement takes place. Advertising included in the Successor’s marketing and selling expenses was $42,433 for fiscal 2009, $37,088 for fiscal 2008 and $30,680 for the 39 weeks ending December 30, 2007. Advertising included in the Predecessor’s marketing and selling expenses was $13,141 in the 13 weeks ending April 2, 2007.

Shipping and Handling Costs. In accordance with the authoritative guidance for revenue recognition, costs related to shipping and handling of products shipped to customers are classified as cost of products sold.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Stock Based Compensation. At the start of fiscal 2006, we adopted the authoritative guidance for stock compensation accounting. We adopted the guidance using the modified prospective method. Under this method of adoption, prior periods are not restated. For awards granted prior to the adoption of the guidance, compensation cost is recognized for the unvested portion of outstanding awards based on the grant-date fair value calculated under the guidance for pro forma disclosures.

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

Income Taxes. Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change.

Financial Instruments. The Company uses financial instruments; primarily interest rate swaps and caps, to manage its exposure to movements in interest rates, certain commodity prices and foreign currencies. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to the Company. The Company does not use derivatives for trading purposes and is not a party to leveraged derivatives. The authoritative guidance for derivative and hedge accounting requires that all derivatives be recognized as either assets or liabilities at fair value. Changes in the fair value of derivatives not designated as hedging instruments are recognized monthly in earnings. The cash flows associated with the financial instruments are included in the cash flow from operating activities.

Deferred financing costs. Deferred financing costs are amortized over the life of the related debt using the effective interest rate method. If debt is prepaid or retired early, the related unamortized deferred financing costs are written off in the period the debt is retired.

Capitalized Internal Use Software Costs. The Company capitalizes the cost of internal-use software that has a useful life in excess of one year in accordance with the authoritative guidance for goodwill and other intangible assets. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Capitalized internal use software costs are amortized using the straight-line method over their estimated useful lives, generally 2  1/2 to 3 years. The Successor amortized $3,850 in fiscal 2009, $3,663 in fiscal 2008 and $1,889 in the 39 weeks ending December 30, 2007. The Predecessor amortized $530 in the 13 weeks ending April 2, 2007. Additionally, as of December 27, 2009 and December 28, 2008, the net book value of capitalized internal use software totaled $7,019 and $6,747, respectively.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Comprehensive Income. Comprehensive income includes net earnings (loss), loss on financial instruments, foreign currency translation adjustments and net gains or (losses) on Pension and OPEB actuarial assumptions that are currently presented as a component of shareholder’s equity. The components of Accumulated other comprehensive (loss) income at year end were as follows:

	December 27, 2009	December 28, 2008
Gain/(Loss) on financial instruments, net of accumulated amortization of ($5,688 and $1,259) and net of tax ($6,567 and $0)	$(23,013)	$(16,832)
Gain/(Loss) on Pension and OPEB actuarial assumptions	(19,283)	(25,124)
Foreign currency translation adjustments	(1,295)	(504)

Total	$(43,591)	$(42,460)

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In December 2007, the FASB updated the authoritative guidance for business combinations. Under the December 2007 update, all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but the updated guidance changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The updated guidance for business combinations is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The authoritative guidance for business combinations amends the authoritative guidance for income tax accounting such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of updated guidance for business combinations (released in December 2007), would also apply the provisions of the updated guidance for business combinations. Early adoption is not permitted. The adoption of the updated authoritative guidance for business combinations will have an impact on the Company’s accounting for future business combinations on a prospective basis once adopted; however, the materiality of that impact cannot be determined. The accounting for the Birds Eye Acquisition was performed in accordance with this guidance.

In April 2009, the FASB updated the authoritative guidance for business combinations. The April 2009 update amends and clarifies the authoritative guidance of business combinations to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The updated authoritative guidance for business combinations is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this standard will have an impact on the Company’s accounting for future business combinations on a prospective basis once adopted; however, the materiality of that impact cannot be determined. The accounting for the Birds Eye Acquisition was performed in accordance with this guidance.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In March 2008, the FASB revised the authoritative guidance for derivative and hedge accounting. The guidance requires enhanced disclosures about derivative and hedging activities. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this guidance in the first quarter of 2009 and has included enhanced disclosure in Note 14.

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

In December 2008, the FASB issued authoritative guidance on defined benefit plans. The release provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance is effective for fiscal years ending after December 15, 2009. The implementation of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations and the enhanced disclosures have been included for the fiscal year ended December 27, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Company for the second quarter 2009 reporting. The adoption did not have a significant impact on the subsequent events that the Company reports, either through recognition or disclosure, in the consolidated financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and the Company therefore removed the disclosure in this Annual Report.

In June 2009, the FASB issued the authoritative guidance for variable interest entities. This guidance clarifies the characteristics that identify a variable interest entity (VIE) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance. This guidance requires the primary beneficiary assessment to be performed on a continuous basis. It also requires additional disclosures about an entity’s involvement with VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. The authoritative guidance for variable interest entities is effective for fiscal years beginning after November 15, 2009. The Company does not anticipate it will have a material impact on the Company’s consolidated financial position or results of operations.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

3. Acquisition

Acquisition of Birds Eye Foods, Inc.

On December 23, 2009, our wholly owned subsidiary, Pinnacle Foods Group LLC acquired all of the common stock of Birds Eye Foods, Inc. (“Birds Eye”). Birds Eye’s product offering includes an expanding platform of healthy, high-quality frozen vegetables and frozen meals and a portfolio of primarily branded specialty dry foods which are well-aligned with our existing dry foods segment. Frozen food products are marketed under the Birds Eye brand name. Birds Eye markets traditional boxed and bagged frozen vegetables, as well as steamed vegetables using innovative steam-in-packaging technology, under the Birds Eye and Birds Eye Steamfresh brands. Birds Eye’s complete bagged meals, marketed primarily under the value-oriented Birds Eye Voila! brand, offer consumers value-added meal solutions that include a protein, starch, and vegetables in one convenient package. Birds Eye’s branded specialty dry food products hold leading market share positions in their core geographic markets, and include Comstock and Wilderness fruit pie fillings and toppings, Brooks and Nalley chili and chili ingredients, and snack foods by Tim’s Cascade and Snyder of Berlin.

The authoritative guidance for business combinations and goodwill and other intangible assets which established accounting and reporting for business combinations requires that all business combinations be accounted for using the purchase method of accounting. The guidance for goodwill and other intangible assets provided that goodwill and other intangible assets with indefinite lives not to be amortized, but tested for impairment on an annual basis.

In December 2007, the FASB updated the authoritative guidance for business combinations. The guidance required business combinations to still be accounted for using the purchase method of accounting, but changed the method of applying the method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The Birds Eye Acquisition has been accounted for in accordance with these standards.

The cost of the Birds Eye Acquisition consisted of:

Stated purchase price	$670,000
Net repayment of Birds Eye’s debt	670,383

Total cost of acquisition	$1,340,383

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

The following table summarizes the allocation of the total cost of the Birds Eye Acquisition to the assets acquired and liabilities assumed:

Assets acquired:
Cash and cash equivalents	$25,637
Account receivable	67,697
Inventories	212,612
Other current assets	2,806
Assets held for sale	7,402
Deferred tax assets	797
Plant assets	146,813
Tradenames	750,000
Distributor relationships and license agreements	52,875
Goodwill	565,013
Other assets	53

Fair value of assets acquired	1,831,705

Liabilities assumed
Accounts payable	78,652
Accrued liabilities	59,455
Pension and post retirement benefit plans	49,307
Capital leases	1,657
Other long-term liabilities	14,520
Deferred tax liabilities	287,731

Total cost of acquisition	$1,340,383

At the time of the Birds Eye Acquisition, the Birds Eye business was managed separately because of the timing of the closing. In the first quarter of 2010, we implemented a reorganization of the Company’s products into three operating segments: Dry foods, Frozen foods and Specialty foods. Our United States retail single-serve frozen dinners and entrées, multi-serve frozen dinners and entrées, frozen vegetable, frozen prepared seafood, frozen breakfast, pizza and bagel products will be reported in the frozen foods segment. Our shelf-stable pickles, peppers and relish, baking mixes, pie fillings and frostings, table syrup, salad dressing, canned meat products and all Canadian Operations will be reported in the dry foods segment. Our new specialty food segment will consist of snack products and our food service and private label businesses.

Based upon the allocation, the value assigned to intangible assets and goodwill totaled $1,367.9 million. Of the total intangible assets, $48.0 million has been assigned to distributor relationships. Distributor relationships are being amortized on an accelerated basis over 30 years, which life was based on an attrition rate based on industry experience which management believes is appropriate in the Company’s circumstances. The Company has also assigned $750 million to the value of the tradenames acquired. The values of the tradenames are not subject to amortization but are reviewed annually for impairment. Goodwill, which is also not subject to amortization, totaled $565.0 million and is allocated to the Birds Eye Foods segment. No new tax-deductible goodwill or intangible assets were created as a result of the Birds Eye Acquisition, but historical tax-deductible goodwill and intangible assets in the amount of $79.4 million existed as of the acquisition date.

In accordance with the requirements of the purchase method of accounting for acquisitions, inventories obtained in the Birds Eye Acquisition, inventories were required to be valued at fair value, value (net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity), which is $37.6 million higher than historical manufacturing cost. Cost of products sold for the fiscal year ended December 27, 2009 includes pre-tax charges of $525 related to the finished products at December 23, 2009, which were subsequently sold during the period from December 23, 2009 to December 27, 2009.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

The Birds Eye Acquisition was financed through borrowings of $850 million in term loans (“the Tranche C Term Loans”), $300 million of Senior Notes (the “Senior Notes”), a $260 million equity contribution from the Blackstone Group, a $3.1 million investment from members of the board and management, less transaction costs of $24.1 million and deferred financing costs of $40.2 million. Included in the transaction costs of $24.1 million are; $19.3 million in merger, acquisition and advisory fees, $4.0 million in legal, accounting and other professional fees and $0.8 million in other costs. The costs are recorded in Other expense (income), net in the Consolidated Statements of Operations. The Company also incurred $11,750 in original issue discount, in connection with the Tranche C Term Loans. This is recorded in Long-term debt on the Consolidated Balance Sheet and will be amortized over the life of the loan using the effective interest method which is consistent the authoritative guidance for debt with conversion and other options.

Pro forma Information

The following schedule includes consolidated statements of operations data for the unaudited pro forma results for the year ended December 27, 2009 as if the Birds Eye Acquisition had occurred as of the beginning of fiscal 2008. The pro forma information includes the actual results with pro forma adjustments for the change in interest expense related to the new financing, purchase accounting adjustments related to fixed assets, intangible assets, pension and other post-employment benefit liabilities, and related adjustments to the provision for income taxes.

The unaudited pro forma information is provided for illustrative purposes only. It does not purport to represent what the consolidated results of operations would have been had the Birds Eye Acquisition occurred on the date indicated above, nor does it purport to project the consolidated results of operations for any future period or as of any future date.

	Year ended December 27, 2009 (unaudited)	Year ended December 28, 2008 (unaudited)
Net sales	$2,548,439	$2,480,084
Earnings before interest and taxes	$249,817	$268,996
Net earnings (loss)	$312,508	$(19,492)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

4. Lehman Brothers Holdings, Inc. Bankruptcy and Related Events

On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York.

The Company had an aggregate revolving credit facility commitment of $125.0 million with a consortium of banks, including Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman, which was not included in the original bankruptcy filing but subsequently filed for bankruptcy on October 3, 2008. As of December 28, 2008, LCPI’s total commitment within this credit facility was $15.0 million. Starting on September 19, 2008 when the Company attempted to borrow under the revolving facility, LCPI failed to fund its pro-rata commitment. Each of the remaining banks within the revolving credit facility did fund their pro-rata commitments. In December 2009, the Company obtained replacement loan commitments from another bank.

In addition, LCPI was the administrative agent under the Senior Secured Credit Facility, including the revolving credit facility commitment. In December 2009, the Company effected a transition of these duties to a new administrative agent Barclays Bank PLC.

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

5. Fair Value Measurements

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

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

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the Company’s assumptions.

The Company’s population of financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value As of December 27, 2009	Fair Value Measurements Using Fair Value Hierarchy			Fair Value As of December 28, 2008	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate derivatives	$165	$—	$165	$—	$—	$—	$—	$—
Foreign currency derivatives	—	—	—	—	5,346	—	5,346	—
Heating oil derivatives	25	—	25	—	—	—	—	—
Diesel fuel derivatives	902	—	902	—	—	—	—	—

Total assets at fair value	$1,092	$—	$1,092	$—	$5,346	$—	$5,346	$—

Liabilities
Interest rate derivatives	$21,145	$—	$21,145	$—	$11,890	$—	$11,890	$—
Foreign currency derivatives	2,522	—	2,522	—	—	—	—	—
Natural gas derivatives	57	—	57	—	288	—	288	—

Total liabilities at fair value	$23,724	$—	$23,724	$—	$12,178	$—	$12,178	$—

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk. The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for measuring fair value, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of December 27, 2009 or December 28, 2008.

6. Shareholder’s Equity and Stock-Based Compensation Expense

Shareholder’s Equity

In connection with the capital contributions at the time of the Birds Eye Acquisition on December 23, 2009, certain members of the Board of Directors and management purchased ownership units of our ultimate parent Peak Holdings LLC. To fund these purchases, certain members of management signed 30 day notes receivable at a market interest rate. The total of the notes receivable were $565 and were fully paid in January 2010.

Stock-Based Compensation Expense

On December 26, 2005, the Company adopted the authoritative guidance for stock compensation which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. The Company adopted the guidance using the modified prospective transition method, which requires the application of the accounting standard as of December 26, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the years ended December 27, 2009, December 28, 2008 and December 30, 2007 reflect the impact of the guidance.

The authoritative guidance for stock compensation requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense using the straight-line method over the requisite service periods in the Company’s Consolidated Statements of Operations.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

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

The following table summarizes the stock option transactions under the 2007 Stock Incentive Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value (000’s)
Granted	6,060	$471.87
Exercised	—	—
Forteitures	(84)	471.87

Outstanding—December 30, 2007	5,976	471.87	9.73	$—

Granted	564	472.22
Exercised	—	—
Forteitures	(847)	471.89

Outstanding—December 28, 2008	5,693	$471.91	8.75	$—

Granted	1,072	457.92
Exercised	—	—
Forteitures	(335)	471.95

Outstanding—December 27, 2009	6,430	$469.57	8.02	$—

Exercisable—December 27, 2009	1,569	$471.02		$—

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

2007 Unit Plan

Peak Holdings, the parent of CHC, adopted an equity plan (the “2007 Unit Plan”) providing for the issuance of profits interest units (PIUs) in Peak. Certain employees were given the opportunity to invest in Peak at the time of the Blackstone Transaction through the purchase of Peak’s Class A-2 Units. In addition, each manager who so invested was awarded profits interests in Peak in the form of Class B-1, Class B-2 and Class B-3 Units. Generally 25% of the PIUs will vest ratably over five years (“Class B-1 Units”). Fifty percent of the PIUs vest ratably over five years depending on if annual or cumulative EBITDA targets are met (“Class B-2 Units”). The final 25% of the PIUs granted under the 2007 Equity Plans vest either on a change of control or similar event, if a 20% annual internal rate of return (or, if the event occurs (x) on or before the first anniversary of the closing date of the Blackstone Transaction, a 40% annual internal rate of return or (y) after the first anniversary of the closing date of the Blackstone Transaction but on or before the second anniversary of the closing date of the Blackstone Transaction, a 30% annual internal rate of return) is attained by Blackstone (“Class B-3 Units”). The Company recently modified the 2007 Unit Plan to revise the EBITDA targets included in the plan to levels the Company believes are reasonably attainable in light of the current global economic and financial crisis. In addition, the plan now provides that if the EBITDA target is achieved in any two consecutive fiscal years (excluding 2007 and 2008) during the employee’s continued employment, then that year’s and all prior years’ Class B-2 units will vest and become exercisable, and if the Class B-3 units vest and become exercisable during the employees continued employment, then all the Class B-2 units will also vest and become exercisable.

As of December 27, 2009, 8,512.9 PIUs have been granted, net of forfeitures, and 2,457.2 have vested.

Stock-based Compensation related to the Successor Plans

Stock-based compensation expense related to employee stock plans for the fiscal year ended 2009 was $3,190 ($3,115 net of tax). Stock-based compensation expense related to employee stock plans for the fiscal year ended 2008 was $806 ($806 net of tax). Stock-based compensation expense related to employee stock plans for the period from April 2, 2007 to December 30, 2007 was $2,468 ($2,468 net of tax).

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. As stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The authoritative guidance for stock compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company currently uses the Black-Scholes option-pricing model as its method of valuation for stock-based awards. Since the Company’s stock is not publicly traded, the determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is based upon estimates of enterprise value as well as assumptions regarding a number of highly complex and subjective variables. The estimated enterprise value is based upon forecasted cash flows for five years plus a terminal year and an assumed discount rate. The other variables used to determine fair value of stock-based payment awards include, but are not limited to, the expected stock price volatility of a group of industry comparable companies over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock-based awards. Although the fair value of employee stock awards is determined in accordance with the authoritative guidance for stock compensation and SEC Staff Accounting Bulletin No. 110 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The fair value of the Successor’s options granted during the fiscal year ended December 27, 2009 was estimated on the date of the grant using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	1.16%
Expected life of option	3.00 years
Expected volatility of Pinnacle stock	70%
Expected dividend yield on Pinnacle Stock	0%

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Volatility was based on the average volatility of a group of publicly traded food companies. The Company estimates that the annual forfeiture rates to be 7.6%.

Predecessor Stock-Based Compensation Plans

The Predecessor had two long-term incentive programs: The Crunch Holding Corp. 2004 Stock Option Plan and the Crunch Holding Corp. 2004 Employee Stock Purchase Plan.

2004 Stock Option Plan

Crunch Holding Corp. (“CHC”), which owns all of the common stock of the Company adopted a stock option plan (the “2004 Plan”) providing for the issuance of up to 29.6 million shares of CHC’s common stock. Pursuant to the option plan, certain officers, employees, managers, directors and other persons were eligible to receive grants of incentive and nonqualified stock options, as permitted by applicable law. Except as otherwise provided by the plan administrator, two-ninths (2/9) of the shares of common stock subject to each option time vested annually in each of the first three years from the effective date of the option grant. The remaining one-third (1/3) of the shares of common stock subject to each option shall vest on the seventh anniversary of the effective date of the option grant unless otherwise determined by the plan administrator. Options under the plan had a termination date of 10 years from the date of issuance.

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

	Number of Shares	Weighted Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value (000’s)
Outstanding—December 31, 2006	27,328,663	$1.00	8.24	$—

Granted	589,445	$1.53
Exercised	(27,550,828)	1.01
Forteitures	(367,280)	1.01

Outstanding—April 2, 2007	—	$—		$—

Exercisable—April 2, 2007	—	$—		$—

2004 Employee Stock Purchase Plan

CHC also adopted an employee stock purchase plan providing for the issuance of up to 15 million shares of CHC’s common stock. Pursuant to the plan, certain officers, employees, managers, directors and other persons were eligible to purchase shares at the fair market value of such shares on the date of determination. The total shares purchased under the stock purchase plan were 10,482,971 shares. In connection with the Blackstone Transaction, all the shares of CHC were redeemed.

Stock-based Compensation related to the Predecessor Plans

Stock-based compensation expense related to employee stock options for the period from January 1, 2007 to April 2, 2007 was $8,778 ($8,776 net of tax). The expense includes the $8,373 that was a result of the acceleration of the vesting as a result of the Blackstone transaction.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. The authoritative guidance for stock compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Predecessor used the lattice-binomial option-pricing model (“lattice-binomial model”) as its method of valuation for stock-based awards, which was previously used for the Predecessor’s pro forma information required under the authoritative guidance for stock compensation. Since the Company’s stock is not publicly traded, the determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is based upon estimates of enterprise value as well as assumptions regarding a number of highly complex and subjective variables. The estimated enterprise value is based upon forecasted cash flows for five years plus a terminal year and an assumed discount rate. The other variables used to determine fair value of stock-based payment awards include, but are not limited to, the expected stock price volatility of a group of industry comparable companies over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with the authoritative guidance for stock compensation and SEC Staff Accounting Bulletin No. 110 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The fair value of the Predecessor’s options granted during the 13 weeks ended April 2, 2007 was estimated on the date of the grant using the lattice-binomial model with the following weighted average assumptions:

Risk-free interest rate	4.77%
Expected life of option	7 – 8 years
Expected volatility of Pinnacle stock	25.0%
Expected dividend yield on Pinnacle Stock	0%

Volatility was based on the average volatility of group of publicly traded food companies. The Company estimated that the annual forfeiture rates ranged from 4-10%, depending on the class of employees receiving the stock option grant.

Expense Information

The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under the authoritative guidance for stock compensation which was allocated as follows:

	Successor			Predecessor
	Fiscal year ended December 27, 2009	Fiscal year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007
Cost of products sold	$982	$140	$49	$1,230
Marketing and selling expenses	172	188	321	3,071
Administrative expenses	1,962	457	2,073	4,126
Research and development expenses	74	21	25	351

Pre-Tax Stock-Based Compensation Expense	3,190	806	2,468	8,778
Income Tax Benefit	(75)	—	—	(2)

Net Stock-Based Compensation Expense	$3,115	$806	$2,468	$8,776

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

7. Restructuring and Impairment Charges

Successor

In 2009, the Company experienced declines in sales of its Swanson branded products. Upon reassessing the long term growth rates, the Company recorded an impairment of the tradename asset in the amount of $1,300. The charge is recorded in the Other expense (income), net line on the Consolidated Statements of Operations and is reported in the frozen foods segment. In 2008, the Company recorded impairment charges for its Van de Kamp’s ($8,000), Mrs. Paul’s ($5,600), Lenders ($900) and Open Pit tradenames ($600). The charges are recorded in the Other expense (income), net line on the Consolidated Statements of Operations and are reported in the dry ($600) and frozen ($14,500) segments. In 2007, the Company recorded an impairment charge for Open Pit tradename in the amount of $1,200. The charge is recorded in the Other expense (income), net line on the Consolidated Statements of Operations and is reported in the dry segment.

Predecessor

Description	Balance at January 1, 2007	Additions	Assumed Liabilities / Purchase Accounting	Noncash Reductions	Cash Reductions	Balance at April 2, 2007
Employee severance	$612	$—	$—	$—	$(113)	$499
Other costs	225	46	—	—	(46)	225

Total	$837	$46	$—	$—	$(159)	$724

Successor
Description	Balance at April 2, 2007	Additions	Assumed Liabilities / Purchase Accounting	Noncash Reductions	Cash Reductions	Balance at December 30, 2007
Other asset impairment charges	$—	$1,200	$—	$(1,200)	$—	$—
Employee severance	499	—	—	(290)	(90)	119
Other costs	225	—	(225)	—	—	—

Total	$724	$1,200	$(225)	$(1,490)	$(90)	$119

Description	Balance at December 31, 2007	Additions	Assumed Liabilities / Purchase Accounting	Noncash Reductions	Cash Reductions	Balance at December 28, 2008
Other asset impairment charges	$—	$15,100	$—	$(15,100)	$—	$—
Employee severance	119	—	—	—	(16)	103
Other costs	—	—	—	—	—	—

Total	$119	$15,100	$—	$(15,100)	$(16)	$103

Description	Balance at December 29, 2008	Additions	Assumed Liabilities / Purchase Accounting	Noncash Reductions	Cash Reductions	Balance at December 27, 2009
Other asset impairment charges	$—	$1,300	$—	$(1,300)	$—	$—
Employee severance	103	—	—	(33)	—	70
Other costs	—	—	—	—	—	—

Total	$103	$1,300	$—	$(1,333)	$—	$70

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

8. Other Expense (Income), net

	Successor			Predecessor
	Fiscal year ended December 27, 2009	Fiscal year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007
Birds Eye Acquisition merger-related costs	$24,090	$—	$—	$—
Amortization of intangibles/other assets	16,824	19,245	16,579	1,911
Restructuring and impairment charges	1,300	15,100	1,200	46
Gain on litigation settlement	—	(9,988)	—	—
Extinguishment gain on Senior Subordinated Notes	—	—	(5,670)	—
Blackstone Transaction merger-related costs	—	—	—	49,129
Royalty expense (income), net and other	—	6	(81)	(44)

Total other expense	$42,214	$24,363	$12,028	$51,042

Birds Eye Acquisition merger-related costs. In connection with the Birds Eye Acquisition, as described in Note 3, the Company incurred costs of $24.1 million. Included in the deal costs of $24.1 million are; $19.3 million in merger, acquisition and advisory fees, $4.0 million in legal, accounting and other professional fees and $0.8 million in other costs.

Restructuring and impairment charges. In 2009, the Company recorded an impairment of $1.3 million on the Swanson tradename. In 2008, the Company recorded impairment charges for its Van de Kamp’s ($8.0 million), Mrs. Paul’s ($5.6 million), Lenders ($0.9 million) and Open Pit tradenames ($0.6 million). The charges are the result of the Company reassessing the long-term growth rates for its branded products. In 2007, the Successor recorded a $1.2 million impairment for the Open Pit tradename. In 2007, the Predecessor incurred costs in connection with the shutdown of the Omaha, Nebraska and Erie, Pennsylvania facilities.

Gain on litigation settlement. On April 17, 2008, the Company settled a lawsuit with R2 Top Hat, Ltd., relating to its claim against Aurora Foods Inc., which merged with the Company in March 2004. Under the settlement, the Company paid R2 Top Hat, Ltd. $10 million in full payment of the excess leverage fees related to the Aurora prepetition bank facility, all related interest and all other out-of-pocket costs. After this settlement, there are no remaining contingencies related to the excess leverage fees under the Aurora prepetition bank facility. Accordingly, the remaining $10.0 million accrued liability assumed in the merger with Aurora and recorded at fair value of $20.1 million in the purchase price allocation for the Blackstone Transaction was reduced to $0 and the related credit, net of related expenses, was recorded in Other expense (income), net in the Consolidated Statements of Operations.

Extinguishment gain on Senior Subordinated Notes. In December of 2007, the Company repurchased $51.0 million of its 10.625% Senior Subordinated Notes at a discounted price of $44.2 million. The gain on the bond extinguishment, after giving consideration to the acceleration of $1.1 million of deferred financing cost amortization associated with the notes repurchased, was $5.7 million.

Blackstone Transaction merger-related costs. As discussed in Note 1, the Predecessor incurred certain costs immediately before the Blackstone Transaction. The costs included $35.5 million related to the cash tender offer for the 8.25% Senior Subordinated Notes, $12.9 million related to the termination of certain contracts, and $0.7 million related to payroll taxes for a total of $49.1 million.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

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

	December 27, 2009	December 28, 2008
Customers	$154,788	$92,308
Allowances for cash discounts, bad debts and returns	(3,826)	(3,680)

	150,962	88,628
Other	7,042	3,543

Total	$158,004	$92,171

Following are the changes in the allowance for cash discounts, bad debts, and returns:

	Beginning Balance	Additions	Deductions	Ending Balance
Successor
Fiscal year ended December 27 2009	$3,680	$41,580	$(41,434)	$3,826
Fiscal year ended December 28, 2008	4,028	39,028	(39,376)	3,680
39 weeks ended December 30, 2007	4,763	28,027	(28,762)	4,028

Predecessor
13 weeks ended April 2, 2007	$4,006	$10,473	$(9,716)	$4,763

Inventories. Inventories are as follows:

	December 27, 2009	December 28, 2008
Raw materials, containers and supplies	$41,523	$52,368
Finished product	350,424	141,469

	391,947	193,837
Reserves	(1,980)	(2,974)

Total	$389,967	$190,863

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

In the fourth quarter of 2009, in connection with the Birds Eye Acquisition, inventories were required to be valued at fair value, which is $37.6 million higher than historical manufacturing cost. In 2009, $525 has been charged to Cost of Products Sold, and the balance will be charged to Cost of Products Sold in 2010.

Following are the changes in the inventory reserves:

	Beginning Balance	Additions	Deductions	Ending Balance
Successor
Fiscal year ended December 27, 2009	$2,974	$2,057	$(3,051)	$1,980
Fiscal year ended December 28, 2008	1,846	3,131	(2,003)	2,974
39 weeks ended December 30, 2007	2,009	1,341	(1,504)	1,846

Predecessor
13 weeks ended April 2, 2007	$2,735	$546	$(1,272)	$2,009

Other Current Assets. Other Current Assets are as follows:

	December 27, 2009	December 28, 2008
Prepaid expenses	$7,849	$9,179
Prepaid income taxes	2,534	392
Cash collateral for letter of credit (see Note 11)	9,175	—
Assets held for sale	7,402	—

	$26,960	$9,571

Assets held for sale represents the estimated fair value of the former Birds Eye plant in Watsonville, CA.

Plant Assets. Plant assets are as follows:

	December 27, 2009	December 28, 2008
Land	$19,717	$8,000
Buildings	129,743	76,104
Machinery and equipment	355,819	232,522
Projects in progress	13,794	13,879

	519,073	330,505
Accumulated depreciation	(106,865)	(69,707)

Total	$412,208	$260,798

Depreciation of the Predecessor was $8,252 for the 13 weeks ended April 2, 2007. Depreciation of the Successor was $29,092 during the 39 weeks ended December 30, 2007, $43,264 during the fiscal year ended December 28, 2008 and $48,644 during the fiscal year ended December 27, 2009.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Accrued Liabilities. Accrued liabilities are as follows:

	December 27, 2009	December 28, 2008
Employee compensation and benefits	$69,331	$26,381
Consumer coupons	6,711	1,774
Interest payable	23,808	28,146
Accrued restructuring charges	70	103
Other	30,115	12,608

Total	$130,035	$69,012

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

10. Goodwill, Tradenames and Other Assets

Goodwill by segment is as follows:

	Dry Foods	Frozen Foods	Birds Eye Foods	Total
Predecessor
Balance, April 2, 2007	$335,564	$67,667	$—	$403,231

Successor
Blackstone Transaction allocation of purchase price	$652,434	$344,112	$—	$996,546
Settlement of pre-acquisition liabilities	(676)	(452)	—	(1,128)

Balance, December 30, 2007	$651,758	$343,660	$—	$995,418

Settlement of pre-acquisition liabilities	(819)	(432)	—	(1,251)

Balance, December 28, 2008	$650,939	$343,228	$—	$994,167

Birds Eye Acquisition allocation of purchase price	—	—	565,013	565,013

Balance, December 27, 2009	$650,939	$343,228	$565,013	$1,559,180

The authoritative guidance for business combinations requires all business combinations be accounted for using the purchase method of accounting. The authoritative guidance for goodwill and other intangible assets, provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate.

As discussed in Note 13, the application the authoritative guidance for income taxes, and the expiration of certain statutes of limitation relating to certain tax returns for prior years during the 13 weeks ended April 2, 2007 resulted in a $1,070 increase to goodwill for the Predecessor.

The Blackstone Transaction was accounted for in accordance the authoritative guidance for business combinations and resulted in $996,546 in goodwill for the Successor of which $652,434 was allocated to Dry Foods and $344,112 was allocated to Frozen Foods.

The Birds Eye Acquisition was accounted for in accordance the authoritative guidance for business combinations and resulted in $565,013 in goodwill for the Successor.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Tradenames

Tradenames by segment is as follows:

	Dry Foods	Frozen Foods	Birds Eye Foods	Total
Predecessor
Balance, April 2, 2007	$568,740	$228,842	$—	$797,582

Successor
Blackstone transaction allocation of purchase price	$684,032	$242,380	$—	$926,412
Impairment	(1,200)	—	—	(1,200)

Balance, December 30, 2007	$682,832	$242,380	$—	$925,212

Impairments	(600)	(14,500)	—	(15,100)

Balance, December 28, 2008	$682,232	$227,880	$—	$910,112

Birds Eye Acquisition allocation of purchase price	—	—	750,000	750,000
Impairment	—	(1,300)	—	(1,300)

Balance, December 27, 2009	$682,232	$226,580	$750,000	$1,658,812

For the Successor, the allocation of the Blackstone Transaction purchase price resulted in indefinite lived tradename intangible assets of $926,412, of which $684,032 has been allocated to the dry foods segment and $242,380 has been allocated to the frozen food segment.

In December 2009, the Company recorded an impairment charge of $1,300 for its Swanson tradename. The charge is the result of the Company’s reassessment of the long-term growth rates for its branded products and is recorded in Other expense (income), net line on the Consolidated Statements of Operations. In 2008, the Company recorded impairment charges for its Van de Kamp’s ($8,000), Mrs. Paul’s ($5,600), Lenders ($900) and Open Pit tradenames ($600). The charges are the result of the Company reassessing the long-term growth rates for its branded products. The charges are recorded in the Other expense (income), net line on the Consolidated Statements of Operations and are reported in the dry ($600) and frozen ($14,500) segments. In 2007, the Company experienced declines in sales of its Open Pit branded products. Upon reassessing the long term growth rates, the Company recorded an impairment of the tradename asset in the amount of $1,200. The charge is recorded in the Other expense (income), net line on the Consolidated Statements of Operations and is reported in the dry foods segment.

For the Successor, the allocation of the Birds Eye Acquisition purchase price resulted in indefinite lived tradename intangible assets of $750,000.

Other Assets

	December 27, 2009	December 28, 2008
Amortizable intangibles, net of accumulated amortization of $52,648 and $35,824 , respectively	$175,698	$139,647
Deferred financing costs, net of accumulated amortization of $23,833 and $13,603, respectively	56,897	26,966
Foreign currency swap (See Note 14)	165	—
Notes receivable - Roskam Baking	1,009	—
Other	54	—

Total	$233,823	$166,613

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

The change in the book value of the amortizable intangible assets, net is as follows:

Predecessor
Balance as of April 2, 2007
Dry foods	$23,876
Frozen foods	4,561

Total	$28,437

	Successor
	Blackstone Transaction	Amortization	December 30, 2007	Amortization	December 28, 2008	Birds Eye Transaction	Amortization	December 27, 2009
Dry foods	$78,264	$(6,644)	$71,620	$(7,806)	$63,814	$—	$(6,687)	$57,127
Frozen foods	97,207	(9,935)	87,272	(11,439)	75,833	—	(10,103)	65,730
Birds Eye foods	—	—	—	—	—	52,875	(34)	52,841

Total	$175,471	$(16,579)	$158,892	$(19,245)	$139,647	$52,875	$(16,824)	$175,698

In fiscal 2007, the Blackstone Transaction was accounted for in accordance with the authoritative guidance for business combinations and resulted in $175,471 in amortizable intangibles for the Successor; $52,810 was allocated to recipes with a life of ten years and $122,661 was allocated to customer relationships with useful lives ranging between 7 and 40 years.

In fiscal 2009, the Birds Eye Acquisition was accounted for in accordance with the authoritative guidance for business combinations and resulted in $52,875 in amortizable intangibles; $48,000 in distributor relationship and $4,875 in license agreement. The distributor relationships have a useful life of 30 years. The license agreement has a useful life of 6.5 years.

Estimated amortization expense for each of the next five years and thereafter is as follows: 2010 - $17,159, 2011 - $16,159, 2012 - $15,800, 2013 - $15,463, 2014 - $12,180 and thereafter - $98,937.

Deferred financing costs relate to the Company’s senior secured credit facilities, senior notes and senior subordinated notes. Amortization for the Predecessor was $1,977 for the 13 weeks ending April 2, 2007. Amortization for the Successor was $7,758 for the 39 weeks ending December 30, 2007, $4,714 for the fiscal year ended 2008 and $10,230 for the fiscal year ended 2009 (including $5,410 related to stand by bridge financing fees). In addition, the Successor accelerated amortization of $1,131 related to the $51 million of senior subordinated notes repurchased in December 2007.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

11. Debt and Interest Expense

	December 27, 2009	December 28, 2008
Short-term borrowings
- Revolving Credit Facility	$—	$26,000
- Notes payable	1,232	163

Total short-term borrowings	1,232	26,163

Long-term debt
- Senior secured credit facility - term loans	$1,221,875	$1,234,375
- Senior secured credit facility - Tranche C term loans	850,000	—
- 9.25% Senior notes	625,000	325,000
- 10.625% Senior subordinated notes	199,000	199,000
- Unamortized discount on long term debt	(11,722)	—
- Capital lease obligations	3,326	814

	2,887,479	1,759,189
Less: current portion of long-term obligations	38,228	12,750

Total long-term debt	$2,849,251	$1,746,439

	Successor			Predecessor
Interest expense	Fiscal year ended December 27, 2009	Fiscal year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007
Third party interest expense	$90,899	$127,974	$116,711	$36,677
Related party interest expense	1,446	3,106	1,463	9
Amortization of debt acquisition costs	10,230	4,714	8,889	1,977
Amortization of deferred mark-to-market adjustment on terminated swap (Note 14)	4,429	1,259	—	—
Interest rate swap (gains) losses (Note 14)	14,163	16,227	(2,559)	416

	$121,167	$153,280	$124,504	$39,079

Successor – As part of the Blackstone Transaction as described in Note 1, Peak Finance LLC entered into a $1,375.0 million credit agreement (the “Senior Secured Credit Facility”) in the form of (i) term loans in an initial aggregate amount of $1,250.0 million (the “Term Loans”) and (ii) revolving credit commitments in the initial aggregate amount of $125.0 million (the “Revolving Credit Facility”). Peak Finance LLC merged with and into PFF on April 2, 2007 at the closing of the Blackstone Transaction. The term loan matures April 2, 2014. The Revolving Credit Facility matures April 2, 2013.

As part of the Birds Eye Acquisition on December 23, 2009, as described in Note 3, the Company entered into an amendment to the Senior Secured Credit Facility in the form of (i) incremental term loans in the amount of $850.0 million (the “Tranche C Term Loans”) and (ii) an incremental revolving credit facility the amount of $25.0 million, bringing our total revolving credit commitment to $150.0 million. In connection with the Tranche C Term Loans, the Company also incurred $11.8 million in original issue discount fees. These fees are recorded in Long-term debt on the Consolidated Balance Sheet and will be amortized over the life of the loan using the effective interest method.

There were no borrowings outstanding under the Revolving Credit Facility as of December 27, 2009. Borrowings outstanding under the Revolving Credit Facility as of December 28, 2008 totaled $26.0 million.

The total amount of the Term Loans and the Tranche C Term Loans that were owed to affiliates of the Blackstone Group as of December 27, 2009 and December 28, 2008, was $109,237 and $34,587, respectively.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

The Company’s borrowings under the Senior Secured Credit Facility, as amended, bear interest at a floating rate and are maintained as base rate loans or as Eurodollar loans. Base rate loans bear interest at the base rate plus the applicable base rate margin, as defined in the Senior Secured Credit Facility. The base rate is defined as the higher of (i) the prime rate and (ii) the Federal Reserve reported overnight funds rate plus 1/2 of 1%. Eurodollar loans bear interest at the adjusted Eurodollar rate, as described in the Senior Secured Credit Facility, plus the applicable Eurodollar rate margin. Solely with respect to Tranche C Term Loans, the Eurocurrency rate shall be no less than 2.50% per annum. Solely with respect to Tranche C Term Loans, the base rate shall be no less than 3.50% per annum.

The applicable margins with respect to the Company’s Senior Secured Credit Facility vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on the Company’s leverage ratio as defined in the credit agreement. The applicable margins with respect to the Senior Secured Credit Facility are currently:

Applicable Margin (per annum)
Revolving Credit Facility and Letters of Credit			Term Loans		Tranche C Term Loans
Eurocurrency Rate for Revolving Loans and Letter of Credit Fees	Base Rate for Revolving Loans	Commitment Fees Rate	Eurocurrency Rate for Term Loans	Base Rate for Term Loans	Eurocurrency Rate for - Term Loan C	Base Rate for - Term Loan C
2.75%	1.75%	0.50%	2.75%	1.75%	5.00%	4.00%

The obligations under the Senior Secured Credit Facility are unconditionally and irrevocably guaranteed by each of the Company’s direct or indirect domestic subsidiaries (collectively, the “Guarantors”). In addition, the Senior Secured Credit Facility is collateralized by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, each direct or indirect domestic subsidiary of the Company and 65% of the capital stock of, or other equity interests in, each direct foreign subsidiaries of the Company, or any of its domestic subsidiaries and (ii) certain tangible and intangible assets of the Company and those of the Guarantors (subject to certain exceptions and qualifications).

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility. For the fiscal years ended December 27, 2009, December 28, 2008 and December 30, 2007, the weighted average interest rate on the Term Loans was 3.13%, 6.21% and 8.05%, respectively. For the fiscal years ended December 27, 2009 and December 28, 2008, the weighted average interest rate on the Revolving Credit Facility was 3.19% and 5.45%, respectively. As of December 27, 2009 and December 28, 2008, the Eurodollar interest rate on the Term Loans was 4.84% and 6.52%, respectively. As of December 28, 2008, the Eurodollar interest rate on the Revolving Credit Facility was 3.21%.

The Company pays a fee for all outstanding letters of credit drawn against the Revolving Credit Facility at an annual rate equivalent to the Applicable Margin then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility cannot exceed $25,000. As of December 27, 2009 and December 28, 2008, the Company had utilized $22,072 and $15,181, respectively of the Revolving Credit Facility for letters of credit. As of December 28, 2008, borrowings under the Revolving Credit Facility totaled $26,000, therefore, of the $99,000 Revolving Credit Facility available, the Company had an unused balance of $83,819 available for future borrowing and letters of credit. As of December 27, 2009, there were no borrowings under the Revolving Credit Facility, therefore, of the $150,000 Revolving Credit Facility available, the Company had an unused balance of $127,928 available for future borrowing and letters of credit. The remaining amount that can be used for letters of credit as of December 27, 2009 and December 28, 2008 was $2,928 and $9,819, respectively. As of December 27, 2009, the Company was unable to use the Revolving Credit Facility for a $9,175 letter of credit and instead had to deposit cash collateral for that amount. Total letters of credit as of December 27, 2009 were $31,247.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

In accordance with the “Excess Cash Flow” requirements of the Senior Secured Credit Facility the Company will be required to make a mandatory prepayment of the Term Loans of $34.0 million in March 2010.

The Term Loans mature in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the term loan outstanding as of December 27, 2009 are $23.2 million in 2010, $1.8 million in 2011, $12.5 million in 2012, $12.5 million in 2013 and $1,171.9 million in 2014. The Tranche C Term Loans matures in quarterly 0.25% installments from January 2010 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the Tranche C Term Loans outstanding as of December 27, 2009 are $14.0 million in 2010, $0.9 million in 2011, $8.5 million in 2012, $8.5 million in 2013 and $818.1 million in 2014.

On April 2, 2007, as part of the Blackstone Transaction described in Note 1, the Company issued $325.0 million of 9.25% Senior Notes (the “Senior Notes”) due 2015, and $250.0 million of 10.625% Senior Subordinated Notes (the “Senior Subordinated Notes”) due 2017. On December 23, 2007, as part of the Birds Eye Acquisition described in Note 3, the Company issued an additional $300 million of 9.25% Senior Notes due in 2015 (the “Additional Senior Notes”). The Senior Notes and the Additional Senior Notes are collectively referred to herein as Senior Notes. The Senior Notes are general unsecured obligations of the Company, effectively subordinated in right of payment to all existing and future senior secured indebtedness of the Company and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company. The Senior Subordinated Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company. See Note 19 of the Consolidated Financial Statements for Guarantor and Nonguarantor Financial Statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 27, 2009, is as follows:

	December 27, 2009
Issue	Recorded Amount	Fair Value
Senior Secured Credit Facility - Term Loans	$1,221,875	$1,134,303
Senior Secured Credit Facility - Tranche C Term Loans	850,000	853,536
9.25% Senior notes	625,000	628,906
10.625% Senior subordinated notes	199,000	206,214

	$2,895,875	$2,822,959

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

In November 2003 and February 2004, the Predecessor issued $200.0 million and $194.0 million, respectively, 8.25% senior subordinated notes. The February 2004 notes resulted in gross proceeds of $201.0 million, including premium. The terms of the February 2004 notes were the same as the November 2003 notes and were issued under the same indenture.

On March 8, 2007, the Predecessor commenced a cash tender offer to purchase any and all of the outstanding 8.25% Senior Subordinated Notes due 2013 of the Predecessor (the “Predecessor Notes”), and a related consent solicitation to amend the indenture pursuant to which the Predecessor Notes were issued. The tender offer and consent solicitation were made in connection with the Blackstone Transaction. The tender offer and consent solicitation were made upon the terms and conditions set forth in an Offer to Purchase and Consent Solicitation Statement dated March 8, 2007 and the related Consent and Letter of Transmittal. The total cost of the cash tender offer for the Predecessor Notes was $35.5 million and was recorded as a charge in the Other expense (income), net line of the Consolidated Statements of Operations of the Predecessor immediately before the Blackstone Transaction.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

12. Pension and Retirement Plans

In September 2006, the FASB updated the authoritative guidance for retirement benefit compensation. This guidance requires recognition of the funded status of a benefit plan in the statement of financial position. The guidance also requires recognition in accumulated other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. The guidance provides recognition and disclosure elements to be effective for fiscal years ending after December 15, 2007 and measurement elements to be effective for fiscal years ending after December 15, 2008 and additional enhanced disclosure to be effective for fiscal years ending after December 15, 2009. Effective with the Blackstone Transaction, the Company adopted the recognition and disclosure elements of the authoritative guidance for retirement benefit compensation.

The Company uses a measurement date for the pension and postretirement benefits plan that coincides with its year end.

Pinnacle Foods Pension Plan

As of December 27, 2009, the Company maintains a noncontributory defined benefit pension plan (“Pinnacle Foods Pension Plan”) that covers eligible union employees and provides benefits generally based on years of service and employees’ compensation. The Pinnacle Foods Pension Plan is funded in conformity with the funding requirements of applicable government regulations. The Company made contributions to the pension plan totaling $2.8 million in fiscal 2009, $2.5 million in fiscal 2008 and $1.1 million in fiscal 2007. In fiscal 2010, the Company expects to make contributions of $4.5 million.

During 2008, the United States financial markets experienced a significant downturn. As a result, the Company experienced significant losses on the assets in our pension plan, which led to an increase in our unfunded projected benefit obligation in comparison to years prior to 2008. The pension plan had a total unfunded status of $36.5 million as of December 28, 2008. During 2009, the United States economy experienced a slight rebound. As a result, our pension plan assets increased in comparison to 2008. This led to a reduction in our unfunded status to $32.8 million as of December 27, 2009.

In connection with the acquisition of the Armour Business on March 1, 2006, hourly employees covered under the union collective bargaining agreement were added to the noncontributory defined benefit pension plan. The liability related to the service period up to the date of acquisition was retained by The Dial Corporation. Additionally, the Company assumed the liability for postretirement health care and life insurance related to certain hourly employees covered under the union collective bargaining agreement for the Armour Business. In 2007, the collective bargaining agreement between the Company and the United Food & Commercial Workers Union (the “UFCW”) at the Ft. Madison, Iowa production facility was renewed. Under the new collective bargaining agreement, post retirement health benefits were eliminated. As such the Company recorded a curtailment gain of $9.2 million in 2007. Additionally, effective March 2008, the employees at the Ft. Madison facility stopped participating in the Company-sponsored pension plan and are now part of the UFCW’s multi-employer pension plan.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

	Pinnacle Foods Pension Plan Pension Benefits
	Successor			Predecessor
	Fiscal year ended December 27, 2009	Fiscal year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007
Change in Benefit Obligation
Net benefit obligation at beginning of the period	$75,212	$63,389	$66,567	$65,076
Service cost	1,815	1,539	1,489	472
Interest cost	4,437	4,264	2,940	980
Amendments	—	1,739	—	—
Actuarial (gain) loss	1,208	7,861	(4,650)	946
Gross benefits paid	(3,932)	(3,580)	(2,957)	(907)

Net benefit obligation at end of the period	78,740	75,212	63,389	66,567

Change in Plan Assets
Fair value of plan assets at beginning of the period	38,705	56,030	55,058	55,253
Employer contributions	2,777	2,501	1,140	—
Actual return on plan assets	8,398	(16,246)	2,789	712
Gross benefits paid	(3,932)	(3,580)	(2,957)	(907)

Fair value of plan assets at end of the period	45,948	38,705	56,030	55,058

Funded status at end of the year	$(32,792)	$(36,507)	$(7,359)	$(11,509)

Reconciliation
Unrecognized net actuarial loss				5,218
Amount included in accumulated other comprehensive income (loss)				(37)

Net amount recognized at end of the period	NA	NA	NA	$(6,328)

Amounts recognized in the Consolidated Balance Sheet
Accrued pension benefits	$(32,792)	$(36,507)	$(7,359)	$(5,678)
Accrued pension benefits (part of Accrued Liabilities)			—	(650)

Net amount recognized at end of the period	$(32,792)	$(36,507)	$(7,359)	$(6,328)

Amounts recognized in Accumulated Other Comprehensive (Loss) / Income
Net loss / (gain)	$18,656	$24,356	$(4,191)
Prior service cost	1,456	1,597	—

Net amount recognized at end of the period	$20,112	$25,953	$(4,191)	NA

Accumulated benefit obligation	$71,860	$68,246	$60,320	$63,163

Weighted average assumptions
Discount rate	5.94%	6.05%	6.48%	6.00%
Expected return on plan assets	7.50%	7.50%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	3.50%	3.50%

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

The following represents the components of net periodic benefit costs:

	Pinnacle Foods Pension Plan Pension Benefits
	Successor			Predecessor
	Fiscal year ended December 27, 2009	Fiscal year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007
Service cost	$1,815	$1,539	$1,489	$472
Interest cost	4,437	4,264	2,940	980
Expected return on assets	(2,867)	(4,440)	(3,248)	(1,092)
Amortization of prior service cost	142	142	—	—
Amortization of actuarial loss	1,377	—	—	—
Recognized net acturial loss	—	—	—	—

Net periodic benefit cost	$4,904	$1,505	$1,181	$360

Weighted average assumptions:
Discount rate	6.05%	6.48%	6.00%	6.00%
Expected return on plan assets	7.50%	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	3.50%	3.50%	3.50%

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

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 27, 2009 and December 28, 2008, by asset category, are as follows:

	December 27, 2009	December 28, 2008
Asset category
Equity securities	61%	59%
Debt securities	34%	36%
Cash	5%	5%

Total	100%	100%

The Company’s investment policy for the Pinnacle Foods Pension Plan is to invest approximately 60% of plan assets in equity securities, 35% in fixed income securities, and 5% in cash or cash equivalents. Periodically, the plan assets are rebalanced to maintain these allocation percentages and the investment policy is reviewed. Within each investment category, assets are allocated to various investment styles. Professional managers manage all assets and a consultant is engaged to assist in evaluating these activities. The expected long-term rate of return on assets was determined by assessing the rates of return on each targeted asset class, return premiums generated by portfolio management and by comparison of rates utilized by other companies.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

The following table summarizes the Pinnacle Foods Pension Plan’s investments measured at fair value on a recurring basis:

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
Level 3:	Unobservable inputs that reflect the Company’s assumptions.

	December 27, 2009	Level 1	Level 2	Level 3
Cash Equivalents
Common/Collective Trust Funds	$2,170	$—	$2,170	$—
Equity Securities
Common/Collective Trust Funds	27,857	—	27,857	—
Fixed Income
Common/Collective Trust Funds	15,586	—	15,586	—

Total assets at fair value	$45,613	$—	$45,613	$—

Total assets at fair value of $45,613 do not include a $335 receivable from broker that is included in total assets of the plan of $45,948.

Cash Flows

Contributions. The Company expects to contribute $4.5 million to the Pinnacle Foods Pension Plan during fiscal 2010.

Birds Eye Foods Pension Plan

The Company’s Birds Eye Foods Pension Plan (“Birds Eye Foods Pension Plan”) consists of hourly and salaried employees and has primarily noncontributory defined-benefit schedules. In September 2001, benefits provided to salaried employees were frozen. This plan was amended to freeze benefit accruals for salaried employees effective September 28, 2001. Salaried participants who, on that date, were actively employed and who had attained age 40, completed 5 years of vesting service, and whose sum of age and vesting services was 50 or more, were grandfathered. Grandfathered participants were entitled to continue to earn benefit service in accordance with the provisions of the plan with respect to periods of employment after September 28, 2001 but in no event beyond September 28, 2006. Subsequent to December 27, 2009, benefits of certain hourly employees were frozen. The curtailment gain which will be recorded in the first quarter of fiscal 2010 is less than $100.

Birds Eye maintains an Excess Benefit Retirement Plan which serves to provide employees with the same retirement benefit they would have received from the Company’s retirement plan under the career average base pay formula, but for changes required under the 1986 Tax Reform Act and the compensation limitation under Section 401(a)(17) of the Internal Revenue Code having been revised in the 1992 Omnibus Budget Reform Act. This plan was amended to freeze benefit accruals effective September 28, 2001. Participants who, on that date, were actively employed and who had attained age 40, completed 5 years of vesting service, and whose sum of age and vesting services was 50 or more, were grandfathered. Grandfathered participants were entitled to continue to earn benefit service in accordance with the provisions of the plan with respect to periods of employment after September 28, 2001 but in no event beyond September 28, 2006.

Birds Eye maintains a non-tax qualified Supplemental Executive Retirement Plan (“SERP”) which provides additional retirement benefits to two prior executives of the Company who retired prior to November 4, 1994.

For purposes of this disclosure, all defined-benefit pension plans acquired with Birds Eye Foods have been combined. The benefits for these plans are based primarily on years of service and employees’ pay near retirement. The Company’s funding policy is consistent with the funding requirements of Federal laws and regulations. Plan assets consist principally of common stocks, corporate bonds and US government obligations. Plan assets do not include any of the Company’s own equity or debt securities.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Birds Eye Foods Pension Plan Pension Benefits
Successor
Fiscal year ended December 27, 2009
Change in Benefit Obligation
Net benefit obligation at December 23, 2009	$148,890

Net benefit obligation at end of the period	148,890

Change in Plan Assets
Fair value of plan assets at December 23, 2009	101,710

Fair value of plan assets at end of the period	101,710

Funded status at end of the year	$(47,180)

Amounts recognized in the Consolidated Balance Sheet
Accrued pension benefits	$(46,459)
Accrued pension benefits (part of Accrued Liabilities)	(721)

Net amount recognized at end of the period	$(47,180)

Accumulated benefit obligation	$144,400

Weighted average assumptions
Discount rate	5.80%
Rate of compensation increase	3.80%

There was no significant pension expense related to this plan between our acquisition date of Birds Eye Foods December 23, 2009 and our fiscal year end December 27, 2009.

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption.

Plan Assets

The following table sets forth the weighted-average asset allocations of the Company’s pension plans by asset category:

December 27, 2009
Asset category
Equity securities	48%
Debt securities	51%
Cash	1%

Total	100%

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Prior to the acquisition of Birds Eye Foods, Inc., the investment policy for the Birds Eye Foods Pension Plan was to invest approximately 50% of plan assets in equity securities and 50% in fixed income securities. Birds Eye Foods, Inc. used multiple investment funds and managers for investment of the assets of the plans. Oversight of the investment advisors was provided by an outside investment consulting firm and an Investment Committee that was comprised of Birds Eye Foods, Inc.’s management. The investment performance and adherence to investment policy was reviewed by the Investment Committee at Birds Eye Foods, Inc. The investment objective for the plans is to maintain a well-diversified portfolio of assets using multiple managers and diversified asset classes and styles to optimize the long-term return on plan assets at a moderate level of risk.

The investment policy for the Birds Eye Foods Pension Plan is currently under review by Pinnacle Foods Finance LLC.

The following table summarizes the Birds Eye Food Pension Plan’s investments measured at fair value on a recurring basis:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the Company’s assumptions.

	Fair Value As of December 27, 2009	Fair Value Measurements Using Fair Value Hierarchy

		Level 1	Level 2	Level 3
Cash Equivalents
Common/Collective Trust Funds	$233	$233	$—	$—
Equity Securities - Small Cap Domestic
Common/Collective Trust Funds	159	—	159	—
Mutual Funds	9,873	9,873	—	—
Equity Securities - Large Cap Domestic
Common/Collective Trust Funds	332	—	332	—
Mutual Funds	32,013	32,013	—	—
Equity Securities - International
Mutual Funds	9,922	9,922	—	—
Equity Securities - Stocks
Stocks	430		430	—
Fixed Income - Government Agencies
Common/Collective Trust Funds	48,194	48,194
Fixed Income - Debt Securities
Debt Securities	554		554

Total assets at fair value	$101,710	$100,235	$1,475	$—

Cash Flows

Contributions. The Company expects to contribute $2,700 to the Birds Eye Foods Pension Plan during fiscal 2010.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Other Postretirement Benefits Plan

The Company maintains a postretirement benefits plan (“Pinnacle Foods Other Postretirement Benefits Plan”) that provides health care and life insurance benefits to eligible retirees, covers certain U.S. employees and their dependents and is self-funded. Employees who have 10 years of service after the age of 45 and retire are eligible to participate in the postretirement benefit plan. Effective March 19, 2004 and in connection with the acquisition of Aurora, liabilities were assumed related to eight retired employees (“Aurora Retirees”). Upon amendments that became effective on May 23, 2004, the Company’s net out-of-pocket costs for postretirement health care benefits was substantially reduced as cost sharing for retired employees, excluding the Aurora Retirees, was increased to 100%.

	Pinnacle Foods Other Postretirement Benefits
	Successor			Predecessor
	Fiscal year ended December 27, 2009	Fiscal year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007
Change in Benefit Obligation
Net benefit obligation at beginning of the period	$362	$1,047	$9,305	$8,928
Acquisitions	—	—	—	—
Service cost	—	—	728	246
Interest cost	24	19	371	132
Curtailment Gain	—	—	(9,145)	—
Actuarial gain	(49)	(677)	(196)	—
Gross benefits paid	—	(27)	(16)	(1)

Net benefit obligation at end of the period	337	362	1,047	9,305

Change in Plan Assets
Fair value of plan assets at beginning of the period	—	—	—	—
Employer contributions	—	27	16	1
Gross benefits paid	—	(27)	(16)	(1)

Fair value of plan assets at end of the period	—	—	—	—

Funded status at end of the year	$(337)	$(362)	$(1,047)	$(9,305)

Reconciliation
Unrecognized net actuarial gain				(558)
Unamortized prior service credit				(1,220)

Net amount recognized at end of the period	NA	NA	NA	$(11,083)

Amounts recognized in the Consolidated Balance Sheet
Accrued other postretirement benefits	$(337)	$(362)	$(1,047)	$(11,083)

Net amount recognized at end of the period	$(337)	$(362)	$(1,047)	$(11,083)

Amounts recognized in Accumulated Other Comprehensive (Loss) / Income
Net loss / (gain)	$(828)	$(828)	$(196)

Net amount recognized at end of the period	$(828)	$(828)	$(196)	NA

Weighted average assumptions
Discount rate	5.94%	6.20%	6.48%	6.00%

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

The following represents the components of retiree welfare benefits:

	Pinnacle Foods Other Postretirement Benefits
	Successor			Predecessor
	Fiscal year ended December 27, 2009	Fiscal year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007
Service cost	$24	$19	$728	$246
Interest cost	—	—	371	132
Amortization of:
Unrecognized prior service credit	(49)	(44)	—	(84)
Curtailment	—	—	(9,145)	—

Net periodic benefit cost (credit)	$(25)	$(25)	$(8,046)	$294

Weighted average assumptions:
Discount rate	6.05%	6.48%	6.00%	6.00%
Expected return on plan assets	NA	NA	NA	NA
Rate of compensation increase	NA	NA	NA	NA

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

The assumed health care trend rates used in determining other post-retirement benefits at December 27, 2009 are 10.0% gradually decreasing to 4.5%. The assumed health care trend rates used in determining other post-retirement benefits at December 28, 2008 are 10.0% gradually decreasing to 4.5%. The assumed health care trend rates used in determining other post-retirement benefits at December 30, 2007 are 9.0% gradually decreasing to 5.0%. The assumed health care trend rates used in determining other post-retirement benefits at April 2, 2007 are 8.0% gradually decreasing to 5.0.

	Pinnacle Foods Other Postretirement Benefits
	Successor			Predecessor
	Fiscal year ended December 27, 2009	Fiscal year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007
Other post retirement benefits
Sensitivity of retiree welfare benefits
Effect of a one percentage point increase in assumed health care cost trend
on total service and interest cost components	$—	$—	$3	$1
on postretirement benefit obligation	1	1	70	81
Effect of a one percentage point decrease in assumed health care cost trend
on total service and interest cost components	$—	$—	$(3)	$1

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Cash Flows

Contributions. The Company expects to contribute zero to the Pinnacle Foods Other Postretirement Benefits Plan during fiscal 2010.

Birds Eye Foods Other Postretirement Benefits Plan

Birds Eye sponsors benefit plans that provide postretirement medical and life insurance benefits (“Birds Eye Foods Other Postretirement Benefits Plan”) for certain current and former employees. For the most part, current employees are not eligible for the postretirement medical coverage.

Birds Eye Foods Other Postretirement Benefits
Successor
Fiscal year ended December 27, 2009
Change in Benefit Obligation
Net benefit obligation at December 23, 2009	$3,252

Net benefit obligation at end of the period	3,252

Funded status at end of the year	$(3,252)

Amounts recognized in the Consolidated Balance Sheet
Accrued other postretirement benefits	$(2,849)
Accrued liabilities	(403)

Net amount recognized at end of the period	$(3,252)

Amounts recognized in Accumulated Other Comprehensive (Loss) / Income
Net loss / (gain)	$—

Net amount recognized at end of the period	$—

Weighted average assumptions
Discount rate	5.80%

For measurement purposes, a 9.1 percent rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2009. The rate was assumed to decrease gradually to 4.5 percent for 2029 and remain at that level thereafter.

There was no other postretirement expense related to this plan between our acquisition date of Birds Eye Foods December 23, 2009 and our fiscal year end December 27, 2009.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Birds Eye Foods Other Postretirement Benefits
Fiscal year ended December 27, 2009
Other post retirement benefits
Sensitivity of retiree welfare benefits
Effect of a one percentage point increase in assumed health care cost trend
on total service and interest cost components	$10
on postretirement benefit obligation	132

Effect of a one percentage point decrease in assumed health care cost trend
on total service and interest cost components	$(9)
on postretirement benefit obligation	(115)

Cash Flows

Contributions. The Company expects to contribute $403 to the Birds Eye Foods Other Postretirement Benefits Plan during fiscal 2010.

Estimated Future Benefit Payments for all Plans

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pinnacle Foods Pension Plan	Birds Eye Foods Pension Plan	Pinnacle Foods Other Postretirement Benefits Plan	Birds Eye Foods Other Postretirement Benefits Plan
2010	$3,610	$8,168	—	403
2011	3,487	8,373	—	396
2012	3,408	8,661	—	371
2013	3,334	8,492	—	332
2014	3,328	9,172	—	307
2015-2019	18,959	50,929	—	1,294

Savings Plans

Employees participate in 401(k) plans. Pinnacle matches 50% of employee contributions up to five percent of compensation for union employees after one year of continuous service and six percent of compensation for salaried employees and it is our current intent to continue the match at these levels. Employer contributions made by the Company relating to this plan were $2,784 for fiscal 2009, $2,744 for fiscal 2008, $1,728 for the 39 weeks ended December 30, 2007 and $790 for the 13 weeks ended April 2, 2007.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

In addition, the Company acquired a Non-Qualified 401(k) Plan with the Birds Eye Acquisition. Under the Non-Qualified 401(k) Plan, the Company allocates matching contributions for the benefit of “highly compensated employees” as defined under Section 414(q) of the Internal Revenue Code. There were no significant employer contributions to this plan from the date of the Birds Eye Acquisition December 23, 2009 to the end of the fiscal year December 27, 2009.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

13. Taxes on Earnings

The components of the provision for income taxes are as follows:

Provision for income taxes

	Successor			Predecessor
	Fiscal year ended December 27, 2009	Fiscal year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007
Current
Federal	$(386)	$(192)	$104	$55
State	161	257	35	6
Non-U.S.	213	2,214	2,434	(169)

	(12)	2,279	2,573	(108)

Deferred
Federal	(259,051)	20,894	18,570	5,406
State	(18,660)	3,808	3,387	986
Non-U.S.	—	55	216	—

	(277,711)	24,757	22,173	6,392

Provision for income taxes	$(277,723)	$27,036	$24,746	$6,284

Earnings (loss) before income taxes
United States	$24,295	$(7,803)	$(30,564)	$(59,967)
Non-U.S.	585	6,258	6,601	(398)

Total	$24,880	$(1,545)	$(23,963)	$(60,365)

The effective tax rate differs from the federal statutory income tax rate as explained below:

Effective Income Tax Rate

Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	-48.3%	-170.7%	-9.3%	-1.1%
Tax effect resulting from international activities	1.9%	-133.8%	-7.5%	0.0%
Change in deferred tax valuation allowance	-1,117.3%	-1,470.3%	-117.9%	-53.3%
Non-deductible expenses	12.6%	-20.3%	-3.6%	9.1%
Tax Credits	0.0%	7.9%	0.0%	0.0%
Other	-0.2%	2.4%	0.0%	-0.1%

Effective income tax rate	-1,116.3%	-1,749.9%	-103.3%	-10.4%

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

The components of deferred tax assets and liabilities are as follows:

	December 27, 2009	December 28, 2008
Current
Accrued liabilities	19,596	8,879
Inventories	(4,764)	6,570
Benefits and compensation	13,329	5,983
Other	862	—
Valuation allowance	(3,353)	(17,788)

	25,670	3,644

Non Current
Postretirement benefits	$35,224	$12,901
Accrued liabilities	977	764
Benefits and compensation	628	577
Net operating loss carryforwards	335,942	342,604
Federal & state tax credits	9,539	398
Alternative minimum tax	1,901	1,901
Hedging	11,990	2,684
Other intangible assets	(30,745)	(23,085)
Indefinite-lived intangible assets	(617,048)	(314,726)
Partnership Interest	(8,648)	—
Plant assets	(71,275)	(41,247)
Unremitted earnings	(1,649)	(1,198)
Other	887	236
Valuation allowance	(11,439)	(300,510)

	(343,716)	(318,701)

Net deferred tax asset (liability)	$(318,046)	$(315,057)

Amounts recognized in the Consolidated Balance Sheet
Current deferred tax assets	$25,670	$3,644
Non-current deferred tax liabilities	(343,716)	(318,701)

Net deferred tax asset (liability)	$(318,046)	$(315,057)

As described in Note 1, PFHC became a wholly owned subsidiary of Crunch Holding Corp.(“CHC”) on November 25, 2003. On March 19, 2004, PFHC was merged with and into Aurora, with Aurora surviving the Merger. The surviving company was renamed Pinnacle Foods Group Inc. (“PFGI’ or the “Predecessor”). On April 2, 2007, CHC, the parent to PFF (“the Company or Successor”), was acquired by Peak Holdings LLC (the “Blackstone Transaction”). As described in Note 3, on December 23, 2009, our wholly owned subsidiary, Pinnacle Foods Group LLC acquired all of the common stock of Birds Eye Foods, Inc (“Birds Eye”).

The authoritative guidance for accounting for income taxes requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, and existing contracts or sales backlog that will result in future profits.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

The authoritative guidance further states that where there is negative evidence such as cumulative losses in recent years, concluding that a valuation allowance is not required is problematical. Therefore, cumulative losses weigh heavily in the overall assessment. For all reporting periods prior December 27, 2009, management had determined that it was no longer more likely than not that the Company would be able to realize the deferred tax assets of both the Predecessor and the Company. This conclusion was reached due to cumulative losses recognized by the Predecessor in preceding years.

Based on a review of both the positive and negative evidence as of December 27, 2009, it has been determined that the Company has sufficient positive evidence to outweigh any negative evidence and support that it is more likely that not that substantially all of deferred tax assets will be realized. The evaluation of the realization of deferred tax assets is inherently subjective. Following are key items that provided positive evidence to support the reversal of the valuation allowance for substantially all of the deferred assets in the fourth quarter of 2009:

•	Positive earnings before tax in the U.S. for the fiscal year ended December 27, 2009

•	Continued positive earnings before tax and future taxable income

•

Lapse of cumulative loss history, primarily attributable to losses recognized in the Predecessor financial statements and certain non recurring expenses related to the Blackstone Transaction in April 2007

The reversal of the valuation allowance of $315.6 million is recorded as a benefit to the provision for income taxes in the Consolidated Statement of Operations for the fiscal year ended December 27, 2009.

In accordance with the authoritative guidance, deferred assets and liabilities have been recognized for the differences between the assigned values and the tax bases of the assets and liabilities recognized in a purchase business combination. As of the April 2, 2007 business combination date, the Company established a deferred tax liability of $268.0 million, net of valuation allowance of $236.0 million. The deferred tax liability relates to the book and tax basis differences for indefinite lived intangible assets consisting primarily of tradenames and goodwill. As of December 27, 2009, the remaining valuation allowance is $14.8 million, for certain state net operating loss carryovers, state tax credit carryovers, and foreign loss carryovers. In connection with the Birds Eye Acquisition a valuation allowance of $12.1 million was established for foreign and state net operating losses and state tax credits for which the Company cannot assure that the realization of the associated deferred tax assets is more likely than not to occur. The tax benefit from any future release of the acquisition date valuation allowances would be reflected in the provision for income taxes.

CHC, the parent of the Company, is a loss corporation as defined by Internal Revenue Code Section 382. As of December 27, 2009 CHC has a federal Net Operating Loss Carryover of $1,130.1 million of which $898.1 million existed as of the business combination date and is subject to various Section 382 limitations. Approximately $255.4 million of the carryover from the Aurora transaction exceeds the estimated Section 382 limitation. As noted below, in connection with the adoption of the authoritative guidance for accounting for uncertainty in income taxes, the Predecessor reduced its deferred tax assets for this limitation. Section 382 places an annual limitation on CHC’s ability to utilize loss carryovers to reduce future taxable income. It is expected that CHC’s annual Section 382 limitation will approximate $14 million to $18 million, which may increase or decrease pending resolution of certain tax matters. This annual limitation can affect the Company’s ability to utilize other tax attributes such as tax credit carryforwards. Our net operating loss carryovers and certain other tax attributes may not be utilized to offset Birds Eye income from recognized built in gains pursuant to Internal Revenue Code Section 384.

As of December 27, 2009 our valuation allowance for state net operating losses and credits is $13.8 million and the foreign valuation allowance is $1.0 million.

CHC’s federal net operating losses have expiration periods from 2017 through 2029. CHC and its subsidiaries also have state tax net operating loss carryforwards that are limited and vary in amount by jurisdiction. State net operating losses are approximately $643.7 million with expiration periods beginning in 2010 through 2029. State tax credits total $9.2 million of which $2.1 million expire on or before 2024. The remaining $7.1 million of state credits do not expire. The Company’s foreign net operating losses of $1.0 million expire on or before December 2019.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Following are the changes in the deferred tax valuation allowance:

	Beginning Balance	Additions	Acquisitions	Deductions	Ending Balance
Successor
Fiscal year ended December 27, 2009	$318,298	$54	$12,063	$(315,623)	$14,792
Fiscal year ended December 28, 2008	268,854	50,103	—	(659)	318,298
39 weeks ended December 30, 2007	331,858	45,814	(95,883)	(12,935)	268,854

Predecessor
13 weeks ended April 2, 2007	$398,000	$39,670	$—	$(105,812)	$331,858

Authoritative Guidance for Accounting for Uncertainty in Income Taxes

We adopted the provisions of the authoritative guidance for accounting for uncertainty in income taxes on January 1, 2007. As a result of adoption, we recognized a charge of $260 to the January 1, 2007 retained earnings balance and $1,070 increase to goodwill related to the Pinnacle Transaction. As of January 1, 2007, after the implementation, the Company’s liability for unrecognized tax benefits was $2,280, excluding liabilities for interest and penalties. The amount, if recognized, that would impact the Predecessor’s effective tax rate was $261. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

Gross unrecognized tax benefits at January 1, 2007	$2,278

Increase (decrease) for tax positions related to prior periods	—
Increase (decrease) for tax positions related to the current period	—
Decrease related to settlement with tax authorities	—
Reductions due to lapse of applicable statutes of limitations	—

Gross unrecognized tax benefit at April 2, 20007	$2,278

Increase (decrease) for tax positions related to prior periods	—
Increase (decrease) for tax positions related to the current period	—
Decrease related to settlement with tax authorities	—
Reductions due to lapse of applicable statutes of limitations	(902)

Gross unrecognized tax benefits at December 30, 2007	$1,376

Increase (decrease) for tax positions related to prior periods	97
Increase (decrease) for tax positions related to the current period	—
Decrease related to settlement with tax authorities	—
Reductions due to lapse of applicable statutes of limitations	(985)

Gross unrecognized tax benefits at December 28, 2008	$488

Increase (decrease) for tax positions related to prior periods	1,920
Increase (decrease) for tax positions related to the current period	1,035
Decrease related to settlement with tax authorities	—
Reductions due to lapse of applicable statutes of limitations	(33)

Gross unrecognized tax benefits at December 27, 2009	$3,410

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

The Company’s liability for UTB as of December 27, 2009 is $3,410, reflecting a net increase of $2,922 principally for uncertainties related to business combinations. The amount, if recognized, that would impact the effective tax rate as of December 27, 2009 is $2,375. The amount of the liability for unrecognized tax benefits classified as a long-term liability is $2,375. A decrease in the UTB liability of approximately $413 may occur within the next twelve months from lapse of certain statute of limitations or resolution of uncertainties. The decrease, if realized, would be recorded as a tax benefit to the provision.

The Company recognizes interest and penalties associated with uncertain tax positions as a component of the provision for income taxes. The Company’s liability includes accrued interest and penalties of $106 and $430 as of December 28, 2008 and December 27, 2009, respectively. A reduction in accrued interest of $16 was recorded during 2009 as the result of the expiration of certain statutes of limitation. No penalties were accrued.

Upon adoption, the Company also recorded a reduction of $102 million to its non-current federal and state deferred tax assets resulting from the excess of Aurora’s net operating loss carryover over its estimated limitation under Internal Revenue Code Section 382. As the Company maintained a full valuation allowance against this deferred tax asset, the adjustment resulted in no impact on the Consolidated Balance Sheet or Consolidated Statement of Operations of the Company.

The Company files income tax returns with the U.S. federal government and various state and international jurisdictions. With few exceptions, the Company’s 1999 and subsequent federal and state tax years remain open by statute, principally relating to net operating loss carryovers. International jurisdictions remain open for 2003 and subsequent periods. The Company does not have any open examinations that would result in a material change to the Company’s liability for uncertain tax positions.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges in accordance with the authoritative guidance for derivative and hedge accounting involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up front premium.

As of December 27, 2009 the Company had the following interest rate swaps and caps (in aggregate) that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	8	$683,258	1.43% - 3.33%	USD-LIBOR-BBA	Oct 2008 - Mar 2009	Jan 2011 - July 2012
Interest Rate Caps	2	$800,000	2.50%	USD-LIBOR-BBA	Dec 2009	Jan 2011

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

According to the authoritative guidance for derivative and hedge accounting, the effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive (loss) income (“AOCI”) on the Consolidated Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the fiscal year ended December 27, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly as Interest expense in the Consolidated Statements of Operations. There was no hedge ineffectiveness on interest rate cash flow hedges recognized in the fiscal year ended December 27, 2009.

Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. Due to the counterparty bank declaring bankruptcy in October 2008, the Company discontinued prospectively the hedge accounting on its interest rate derivatives with Lehman Brothers Specialty Financing on the bankruptcy date as those hedging relationships no longer met the authoritative guidance for derivative and hedge accounting. The Company terminated these positions during the fourth quarter of 2008. The Company continues to report the net gain or loss related to the discontinued cash flow hedge in AOCI which is expected to be reclassified into earnings during the original contractual terms of the derivative agreements as the hedged interest payments are expected to occur as forecasted. For the fiscal year ended December 27, 2009, $4,429 was reclassified as an increase to Interest expense relating to the terminated hedges. During the next twelve months, the Company estimates that an additional $17,848 will be reclassified as an increase to Interest expense relating to both active and terminated hedges.

Cash Flow Hedges of Foreign Exchange Risk

The Company’s operations in Canada have exposed the Company to changes in the US Dollar – Canadian Dollar (USD-CAD) foreign exchange rate. From time to time, the Company’s Canadian subsidiary purchases inventory denominated in US Dollars (USD), a currency other than its functional currency. The subsidiary sells that inventory in Canadian dollars. The subsidiary uses currency forward and collar agreements to manage its exposure to fluctuations in the USD-CAD exchange rate. Currency forward agreements involve fixing the USD-CAD exchange rate for delivery of a specified amount of foreign currency on a specified date. Currency collar agreements involve the sale of Canadian Dollar (CAD) currency in exchange for receiving US dollars if exchange rates rise above an agreed upon rate and sale of USD currency in exchange for receiving CAD dollars if exchange rates fall below an agreed upon rate at specified dates.

As of December 27, 2009, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate	Notional Purchased in Aggregate	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	36	$43,000 CAD	$38,720 USD	1.086-1.178	May 2009 - July 2009	Jan 2010 - Dec 2010
CAD Collar	12	$12,000 CAD	$10,619 USD	1.13	May 2009	Jan 2010 - Dec 2010

According to the authoritative guidance for derivative and hedge accounting, the effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI on the Consolidated Balance Sheet and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portions of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, are recognized directly in Cost of products sold in the Consolidated Statements of Operations. Hedge ineffectiveness on foreign exchange cash flow hedges amounted to a $17 loss in the fiscal year ended December 27, 2009.

Non-designated Hedges of Commodity Risk

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the authoritative guidance for derivative and hedge accounting. From time to time, the Company enters into commodity forward contracts to fix the price of natural gas, diesel fuel and heating oil purchases at a future delivery date. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in Cost of products sold in the Consolidated Statements of Operations.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

As of December 27, 2009, the Company had the following natural gas swaps (in aggregate), diesel fuel and heating oil swaps (in aggregate), and diesel fuel swaps (in aggregate) that were not designated in qualifying hedging relationships:

Product	Number of Instruments	Notional Amount	Price	Trade Dates	Maturity Dates
Natural Gas Swap	1	127,364 MMBTU’s	$6.05 per MMBTU	Mar 2009	June 2010
Heating Oil Swap	1	9,000 BBL’s	$45.15 per BBL	Mar 2009	Jan 2010
Diesel Fuel Swap	1	1,710,000 Gallons	$2.46 per Gallon	Feb 2009	Jun 2010

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 27, 2009.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Contracts	Other assets, net	$165	Other long-term liabilities	$21,145
Foreign Exchange Contracts		—	Accrued liabilities	2,522

Total derivatives designated as hedging instruments as of December 27, 2009		$165		$23,667

Derivatives not designated as hedging instruments
Natural Gas Contracts		$—	Accrued liabilities	$57
Heating Oil Contracts	Other current assets	25		—
Diesel Fuel Contracts	Other current assets	902		—

Total derivatives not designated as hedging instruments as of December 27, 2009		$927		$57

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations and Accumulated other comprehensive (loss) income for the fiscal year ended December 27, 2009.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Tabular Disclosure of the Effect of Derivative Instruments for the Fiscal Year Ended December 27, 2009

Gain/(Loss)

Derivatives in Cash Flow Hedging Relationships	Recognized in AOCI on Derivative (Effective Portion)	Effective portion reclassified from AOCI to:	Reclassified from AOCI into Earnings (Effective Portion)	Ineffective portion reclassified from AOCI to:	Recognized in Earnings on Derivative (Ineffective Portion)
Interest Rate Contracts	$(23,489)	Interest expense	$(18,592)	Interest expense	$—
Foreign Exchange Contracts	(5,360)	Cost of products sold	2,508	Cost of products sold	(17)

Fiscal year ended December 27, 2009	$(28,849)		$(16,084)		$(17)

Derivatives Not Designated as Hedging Instruments	Recognized in Earnings on:	Recognized in Earnings on Derivative
Natural Gas Contracts	Cost of products sold	$(1,420)
Heating Oil Contracts	Cost of products sold	152

Fiscal year ended December 27, 2009		$(1,268)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Credit-risk-related Contingent Features

The Company has an agreement with Barclays that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of December 27, 2009, the fair value of interest rate swaps and caps in a net liability position related to these agreements was $23,089, which includes accrued interest of $1,044 but excludes any adjustment for nonperformance risk of $983. For the same counterparty, the fair value of foreign exchange derivative contracts in a net liability position related to these agreements was $2,599, which excludes any adjustment for nonperformance risk of $77. For the same counterparty, the fair value of natural gas swaps in a net liability position related to these agreements was $57. For the same counterparty, the fair value of heating oil contracts in a net asset position related to these agreements was $25. If the Company breached any of these provisions, it could be required to settle its obligations under the agreements at their termination value of $25,720. As of December 27, 2009, the Company has not posted any collateral related to these agreements.

The Company also has an agreement with Credit Suisse Group that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of December 27, 2009, the Company had one interest rate cap with this counterparty in an asset position with a fair value of $83.

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

No single item individually is, nor are all of them in the aggregate, material.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

16. Related Party Transactions

Successor

Advisory Agreement

At the closing of the Blackstone Transaction, the Company entered into an advisory agreement with an affiliate of The Blackstone Group pursuant to which such entity or its affiliates provide certain strategic and structuring advice and assistance to us. In addition, under this agreement, affiliates of The Blackstone Group provide certain monitoring, advisory and consulting services to the Company for an aggregate annual management fee equal to $2,500 for the year ended December 2007, and the greater of $2,500 or 1.0% of Consolidated EBITDA (as defined in the credit agreement governing the Company’s Senior Secured Credit Facility) for each year thereafter. Affiliates of Blackstone received reimbursement for out-of-pocket expenses incurred by them in connection with the Blackstone Transaction prior to the closing date and in connection with the provision of services pursuant to the agreement of merger. Expenses relating to the management fee were $2,500 for the 39 weeks ended December 30, 2007, $2,500 for the fiscal year ended December 28, 2008 and $2,500 for the fiscal year ended December 27, 2009. In addition, the Company reimbursed the Blackstone group out-of-pocket expenses totaling $44 and $110 for the fiscal year ended December 27, 2009 and December 28, 2008.

In addition, on April 2, 2007 and pursuant to the agreement of merger, an affiliate of Blackstone received transaction fees totaling $21,600 for services provided by Blackstone and its affiliates related to the Blackstone Transaction. This is included in the transaction fees described in footnote 1.

In connection with the Birds Eye Acquisition, the transaction and advisory fee agreement with an affiliate of Blackstone was amended and restated to include a provision that granted the affiliates a 1% transaction fee based on the transaction purchase price. This fee totaled $14,009. Also, there was an advisory fee with an affiliate for $3,005. These fees are contained within the $24,090 of transaction fees discussed in Note 3 to the Consolidated Financial Statements. Also, as described in Note 3, the Company incurred an original issue discount, in connection with the Tranche C Term Loans. A portion of that discount, $750 related to loans from an affiliate of the Blackstone Group.

Supplier Costs

Graham Packaging, which is owned by affiliates of The Blackstone Group, supplies packaging for some of the Company’s products. Purchases from Graham Packaging were $8,729 for the 39 weeks ended December 30, 2007, $11,322 for the fiscal year ended December 28, 2008 and $6,181 for the fiscal year ended December 27, 2009.

Customer Purchases

Performance Food Group, which is owned by affiliates of The Blackstone Group, is a food service supplier that purchases products from the Company. Sales to Performance Food Group were $3,906 for the 39 weeks ended December 30, 2007, $5,007 for the fiscal year ended December 28, 2008 and $5,187 for the fiscal year ended December 27, 2009.

Debt and Interest Expense

For the period April 2, 2007 to December 30, 2007, fees and interest expense recognized in the Consolidated Statements of Operations for debt to the related party Blackstone Advisors L.P. totaled $1,463. Related party interest for Blackstone Advisors L.P for the fiscal year ended December 28, 2008 was $3,106. Related party interest for Blackstone Advisors L.P for the fiscal year ended December 27, 2009 was $1,446.

Notes receivable from officers

In connection with the capital contributions at the time of the Birds Eye Acquisition on December 23, 2009, certain members of the Board of Directors and management purchased ownership units of our ultimate parent Peak Holdings LLC. To fund these purchases, certain members of management signed 30 day notes receivable at a market interest rate. The total of the notes receivable were $565 and were fully paid in January 2010.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Predecessor

Management fees

On November 25, 2003, the Company entered into a Management Agreement with JPMorgan Partners, LLC (“JPMP”) and J.W. Childs Associates, L.P. (“JWC”) whereby JPMP and JWC provide management, advisory and other services. The agreement called for quarterly payments of $125 to each of JPMP and JWC for management fees. For the period January 1, 2007 to April 1, 2007, management fees expensed and paid to JPMP and JWC were $250. In addition, the Company reimbursed JPMP and JWC for out-of-pocket expenses totaling $7 during the period January 1, 2007 to April 2, 2007.

Leases and Aircraft

The Company leased office space owned by a party related to C. Dean Metropoulos, the Company’s former Chairman. The base rent for the office is $87 annually. Rent expense was $26 during the period January 1, 2007 to April 2, 2007.

Beginning November 25, 2003, the Company began using an aircraft owned by a company indirectly owned by the former Chairman. In connection with the usage of the aircraft, the Company incurred net operating expenses of $688 during the period January 1, 2007 to April 2, 2007. The Company also incurred direct costs totaling $78 during the period January 1, 2007 to April 2, 2007 that were reimbursed to the Company by the owner of the aircraft.

Effective with the occurrence of the Blackstone Transaction, the contracts to lease the office space and aircraft were terminated. The Predecessor recorded a charge of $6.3 million related to these contract terminations. The charge was recorded in the Consolidated Statements of Operations of the Predecessor immediately prior to the Blackstone Transaction.

Debt and Interest Expense

For the period January 1, 2007 to April 2, 2007, fees and interest expense recognized in the Consolidated Statements of Operations for the debt to the related party, JPMorgan Chase Bank, amounted to $9. See Note 11.

Financial Instruments

The Company had entered into transactions for derivative financial instruments with JPMorgan Chase Bank to lower its exposure to interest rates, foreign currency, and natural gas prices. During the period January 1, 2007 to April 2, 2007, the net cash paid by the Company for the settlement of financial instruments totaled $84. See Note 14.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

17. Segments

The Company’s products and operations were managed and reported in two operating segments: (i) dry foods and (ii) frozen foods. The Company’s dry foods segment consists primarily of Duncan Hines® baking mixes and frostings, Vlasic® pickles, peppers and relish products, Mrs. Butterworth’s® and Log Cabin® syrups and pancake mixes, Armour® canned meats and Open Pit® barbecue sauce, as well as food service and private label products. The Company’s frozen foods segment consists primarily of Hungry-Man® and Swanson® frozen foods products, Mrs. Paul’s® and Van de Kamp’s® frozen seafood, Aunt Jemima® frozen breakfasts, Lender’s® bagels and Celeste® frozen pizza, as well as food service and private label products.

On December 23, 2009 PFG LLC purchased Birds Eye Foods, Inc. See Note 3, for a full description of the transaction, and Birds Eye Foods, Inc. Birds Eye Foods, Inc. has been reported as a third segment in this report.

Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management, finance and legal functions and, in 2008, the gain on litigation settlement, and in 2009 the Birds Eye transaction costs.

At the time of the Birds Eye Acquisition the Birds Eye business was managed separately because of the timing of the closing. In the first quarter of 2010, we implemented a reorganization of the Company’s products into three operating segments: Dry foods, Frozen foods and Specialty foods. Our United States retail single-serve frozen dinners and entrées, multi-serve frozen dinners and entrées, frozen vegetable, frozen prepared seafood, frozen breakfast, pizza and bagel products will be reported in the frozen foods segment. Our shelf-stable pickles, peppers and relish, baking mixes, pie fillings and frostings, table syrup, salad dressing, canned meat products and all Canadian Operations will be reported in the dry foods segment. Our new specialty food segment will consist of snack products and our food service and private label businesses.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

	Successor			Predecessor
	Fiscal year ended December 27, 2009	Fiscal year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007
SEGMENT INFORMATION

Net sales
Dry foods	$987,522	$915,297	$670,280	$193,606
Frozen foods	652,430	641,111	467,618	182,981
Birds Eye foods	2,979	—	—	—

Total	$1,642,931	$1,556,408	$1,137,898	$376,587

Earnings before interest and taxes
Dry foods	$158,669	$133,276	$72,765	$32,337
Frozen foods	32,933	21,268	33,531	675
Birds Eye foods	(336)	—	—	—
Unallocated corporate expenses	(45,309)	(3,128)	(6,784)	(54,784)

Total	$145,957	$151,416	$99,512	$(21,772)

Depreciation and amortization
Dry foods	$31,645	$30,800	$22,033	$5,683
Frozen foods	33,592	31,709	23,638	4,480
Birds Eye foods	231	—	—	—

Total	$65,468	$62,509	$45,671	$10,163

Capital expenditures
Dry foods	$16,236	$16,469	$9,828	$3,611
Frozen foods	36,994	16,129	13,107	2,545

Total	$53,230	$32,598	$22,935	$6,156

GEOGRAPHIC INFORMATION

Net sales
United States	$1,625,434	$1,524,030	$1,105,554	$368,278
Canada	72,808	77,853	66,678	17,015
Intercompany	(55,311)	(45,475)	(34,334)	(8,706)

Total	$1,642,931	$1,556,408	$1,137,898	$376,587

	December 27, 2009	December 28, 2008
SEGMENT INFORMATION

Total assets
Dry foods	$1,726,133	$1,733,148
Frozen foods	914,366	895,408
Birds Eye Foods	1,872,848	—
Corporate	25,151	3,644

Total	$4,538,498	$2,632,200

GEOGRAPHIC INFORMATION

Long-lived assets
United States	$412,171	$260,758
Canada	37	40

Total	$412,208	$260,798

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

18. Quarterly Results (Unaudited)

Summarized quarterly financial data is presented below

	Quarter Ended
	March 2009	June 2009	September 2009	December 2009	Fiscal 2009
Net sales	$427,408	$408,822	$394,185	$412,516	$1,642,931
Cost of products sold	339,993	318,152	298,606	306,876	1,263,627

Gross profit	87,415	90,670	95,579	105,640	379,304

Net (loss) earnings	(2,100)	2,525	10,393	291,785	302,603

	Quarter Ended
	March 2008	June 2008	September 2008	December 2008	Fiscal 2008
Net sales	$362,171	$390,131	$389,228	$414,878	$1,556,408
Cost of products sold	286,755	303,057	303,986	324,131	1,217,929

Gross profit	75,416	87,074	85,242	90,747	338,479

Net (loss) earnings	(7,347)	(12,566)	1,419	(10,087)	(28,581)

Net earnings during fiscal 2009 and fiscal 2008 were affected by the following unusual charges:

	Quarter Ended
	March 2009	June 2009	September 2009	December 2009
Cost of Product Sold
Write up of inventory to fair value (See Note 3)				525

Other expense (income), net
Merger related costs - Birds Eye Acquisition (See Note 3)				24,090
Impairment and restructuring charges (a)				1,300

Administrative expenses
Severance costs (b)		2,377

Interest expense
Amortization of deferred mark-to-market on terminated swap (see Note 14)	1,312	1,082	1,040	995

Provision (benefit) for income taxes (c)				($315,600)

	Quarter Ended
	March 2008	June 2008	September 2008	December 2008

Other expense (income), net
Gain on litigation settlement (See Note 8)	(9,988)
Impairment and restructuring charges (a)				15,100

Interest expense
Unfavorable Mark to Market Adjustment (see Note 14)				5,483
Amortization of deferred mark-to-market on terminated swap (see Note 14)				1,259

(a)	Impairment and restructuring charges consist of the following:

•	Fourth quarter 2009 – Impairment charge for the Swanson tradename.

•	Fourth quarter 2008 – Impairment charges for Van de Kamp’s ($8,000), Mrs. Paul’s ($5,600), Lenders ($900) and Open Pit ($600) tradenames.

(b)	In July of 2009, Jeffrey P. Ansell left his position as Chief Executive Officer and as a Director of the Company to pursue other interests, effective July 10, 2009. As a result of the change, we recorded a provision for severance in the amount of $2,377.

(c)	Includes the reversal of the deferred tax valuation allowance. (see Note 13).

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

19. Guarantor and Nonguarantor Statements

In connection with the Blackstone Transaction described in Note 1 and as a part of the related financings, the Company issued $325 million of 9.25% Senior Notes and $250 million ($199 million outstanding as of December 27, 2009) of 10.625% Senior Subordinated Notes in private placements pursuant to Rule 144A and Regulation S. An additional $300 million of Senior Notes were issued on December 23, 2009, in connection with the Birds Eye Acquisition.

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

The following consolidating financial information presents:

(1)	(a) Consolidating balance sheets as of December 27, 2009 and December 28, 2008 for the Successor.

(b) The related consolidating statements of operations for the Company, all guarantor subsidiaries and the non- guarantor subsidiaries for the following:

i.	Successor’s fiscal year ended December 27, 2009.

ii.	Successor’s fiscal year ended December 28, 2008.

iii.	Successor’s 39 weeks ended December 30, 2007.

iv.	Predecessor’s 13 weeks ended April 2, 2007, immediately prior to the Blackstone Transaction.

(c) The related consolidating statements of cash flows for the Company, all guarantor subsidiaries and the nonguarantor subsidiaries for the following:

i.	Successor’s fiscal year ended December 27, 2009.

ii.	Successor’s fiscal year ended December 28, 2008.

iii.	Successor’s 39 weeks ending December 30, 2007.

iv.	Predecessor’s 13 weeks ended April 2, 2007, immediately prior to the Blackstone Transaction.

(2)	Elimination entries necessary to consolidate the Company with its guarantor subsidiaries and non-guarantor subsidiaries.

Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions and include a reclassification entry of net non-current deferred tax assets to non-current deferred tax liabilities.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Balance Sheet

December 27, 2009

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$68,249	$5,625	$—	$73,874
Accounts receivable, net	—	152,961	5,043	—	158,004
Intercompany accounts receivable	—	68,227	—	(68,227)	—
Inventories, net	—	384,787	5,180	—	389,967
Other current assets	9,200	17,060	700	—	26,960
Deferred tax assets	—	24,839	831	—	25,670

Total current assets	9,200	716,123	17,379	(68,227)	674,475

Plant assets, net	—	412,171	37	—	412,208
Investment in subsidiaries	1,642,385	4,695	—	(1,647,080)	—
Intercompany note receivable	2,044,797	—	—	(2,044,797)	—
Tradenames	—	1,658,812	—	—	1,658,812
Other assets, net	57,062	176,761	—	—	233,823
Deferred tax assets	115,733	—	—	(115,733)	—
Goodwill	—	1,559,180	—	—	1,559,180

Total assets	$3,869,177	$4,527,742	$17,416	$(3,875,837)	$4,538,498

Current liabilities:
Short-term borrowings	$—	$1,232	$—	$—	$1,232
Current portion of long-term obligations	37,170	1,058	—	—	38,228
Accounts payable	—	129,142	1,218	—	130,360
Intercompany accounts payable	60,376	—	7,851	(68,227)	—
Accrued trade marketing expense	—	46,067	2,981	—	49,048
Accrued liabilities	29,150	100,214	671	—	130,035
Accrued income taxes	—	455	—	—	455

Total current liabilities	126,696	278,168	12,721	(68,227)	349,358

Long-term debt	2,846,983	2,268	—	—	2,849,251
Intercompany note payable	—	2,044,797	—	(2,044,797)	—
Pension and other postretirement benefits	—	82,437	—	—	82,437
Other long-term liabilities	21,145	18,238	—	—	39,383
Deferred tax liabilities	—	459,449	—	(115,733)	343,716

Total liabilities	2,994,824	2,885,357	12,721	(2,228,757)	3,664,145

Commitments and contingencies	—	—	—	—	—

Shareholder’s equity:
Pinnacle Common Stock, $.01 par value	$—	$—	$—	$—	—
Additional paid-in-capital	693,196	1,284,155	2,324	(1,286,479)	693,196
Notes receivable from officers	(565)	—	—	—	(565)
Retained earnings (accumulated deficit)	225,313	378,809	5,341	(384,150)	225,313
Accumulated other comprehensive (loss) income	(43,591)	(20,579)	(2,970)	23,549	(43,591)

Total shareholder’s equity	874,353	1,642,385	4,695	(1,647,080)	874,353

Total liabilities and shareholder’s equity	$3,869,177	$4,527,742	$17,416	$(3,875,837)	$4,538,498

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Balance Sheet

December 28, 2008

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$2,257	$2,004	$—	$4,261
Accounts receivable, net	—	86,860	5,311	—	92,171
Intercompany accounts receivable	—	166,077	761	(166,838)	—
Inventories, net	—	186,197	4,666	—	190,863
Other current assets	5,346	3,839	386	—	9,571
Deferred tax assets	—	3,644	—	—	3,644

Total current assets	5,346	448,874	13,128	(166,838)	300,510

Plant assets, net	—	260,758	40	—	260,798
Investment in subsidiaries	1,342,914	6,788	—	(1,349,702)	—
Intercompany note receivable	923,478	—	—	(923,478)	—
Tradenames	—	910,112	—	—	910,112
Other assets, net	26,964	139,649	—	—	166,613
Goodwill	—	994,167	—	—	994,167

Total assets	$2,298,702	$2,760,348	$13,168	$(2,440,018)	$2,632,200

Current liabilities:
Short-term borrowings	$26,000	$163	$—	$—	$26,163
Current portion of long-term obligations	12,500	250	—	—	12,750
Accounts payable	—	65,220	1,731	—	66,951
Intercompany accounts payable	166,456	—	382	(166,838)	—
Accrued trade marketing expense	—	29,203	4,090	—	33,293
Accrued liabilities	28,408	40,427	177	—	69,012
Accrued income taxes	—	20	—	—	20

Total current liabilities	233,364	135,283	6,380	(166,838)	208,189

Long-term debt	1,745,875	564	—	—	1,746,439
Intercompany note payable	—	923,478	—	(923,478)	—
Pension and other postretirement benefits	—	36,869	—	—	36,869
Other long-term liabilities	11,890	2,539	—	—	14,429
Deferred tax liabilities	—	318,701	—	—	318,701

Total liabilities	1,991,129	1,417,434	6,380	(1,090,316)	2,324,627

Commitments and contingencies	—	—	—	—	—

Shareholder’s equity:
Pinnacle Common Stock, $.01 par value	—	—	—	—	—
Additional paid-in-capital	427,323	1,284,155	2,324	(1,286,479)	427,323
Retained earnings (accumulated deficit)	(77,290)	84,386	4,967	(89,353)	(77,290)
Accumulated other comprehensive (loss) income	(42,460)	(25,627)	(503)	26,130	(42,460)

Total shareholder’s equity	307,573	1,342,914	6,788	(1,349,702)	307,573

Total liabilities and shareholder’s equity	$2,298,702	$2,760,348	$13,168	$(2,440,018)	$2,632,200

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidated Statement of Operations - Successor

For the fiscal year ended December 27, 2009

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total

Net sales	$—	$1,625,434	$72,808	$(55,311)	$1,642,931
Cost of products sold	508	1,253,937	63,736	(54,554)	1,263,627

Gross profit	(508)	371,497	9,072	(757)	379,304

Operating expenses
Marketing and selling expenses	662	117,724	5,447	—	123,833
Administrative expenses	4,590	55,859	2,288	—	62,737
Research and development expenses	74	4,488	—	—	4,562
Intercompany royalties	—	—	61	(61)	—
Intercompany technical service fees	—	—	696	(696)	—
Other expense (income), net	—	42,214	—	—	42,214
Equity in (earnings) loss of investees	(294,423)	(374)	—	294,797	—

Total operating expenses	(289,097)	219,911	8,492	294,040	233,346

Earnings before interest and taxes	288,589	151,586	580	(294,797)	145,958

Intercompany interest (income) expense	(25,188)	25,188	—	—	—
Interest expense	121,170	(5)	2	—	121,167
Interest income	—	82	7	—	89

Earnings (loss) before income taxes	192,607	126,485	585	(294,797)	24,880
Provision (benefit) for income taxes	(109,996)	(167,938)	211	—	(277,723)

Net earnings (loss)	$302,603	$294,423	$374	$(294,797)	$302,603

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidated Statement of Operations - Successor

For the fiscal year ended December 28, 2008

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations and Reclassifications	Consolidated Total

Net sales	$—	$1,524,033	$77,850	$(45,475)	$1,556,408
Cost of products sold	57	1,201,233	61,312	(44,673)	1,217,929

Gross profit	(57)	322,800	16,538	(802)	338,479

Operating expenses
Marketing and selling expenses	77	104,064	7,231	—	111,372
Administrative expenses	2,876	42,673	2,283	—	47,832
Research and development expenses	8	3,488	—	—	3,496
Intercompany royalties	—	—	67	(67)	—
Intercompany technical service fees	—	—	735	(735)	—
Other expense (income), net	—	24,363	—	—	24,363
Equity in (earnings) loss of investees	(67,485)	(4,075)	—	71,560	—

Total operating expenses	(64,524)	170,513	10,316	70,758	187,063

Earnings before interest and taxes	64,467	152,287	6,222	(71,560)	151,416

Intercompany interest (income) expense	(59,036)	59,036	—	—	—
Interest expense	152,084	1,186	10	—	153,280
Interest income	—	264	55	—	319

(Loss) earnings before income taxes	(28,581)	92,329	6,267	(71,560)	(1,545)
Provision for income taxes	—	24,844	2,192	—	27,036

Net (loss) earnings	$(28,581)	$67,485	$4,075	$(71,560)	$(28,581)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidated Statement of Operations - Successor

For the 39 weeks ended December 30, 2007

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations and Reclassifications	Consolidated Total

Net sales	$—	$1,105,553	$66,679	$(34,334)	$1,137,898
Cost of products sold	—	877,111	51,868	(33,673)	895,306

Gross profit	—	228,442	14,811	(661)	242,592

Operating Expenses
Marketing and selling expenses	—	81,671	5,738	—	87,409
Administrative expenses	2,519	36,336	1,860	—	40,715
Research and development expenses	—	2,928	—	—	2,928
Intercompany royalties	—	—	96	(96)	—
Intercompany technical service fees	—	—	565	(565)	—
Other expense (income), net	(5,670)	17,693	5	—	12,028
Equity in (earnings) loss of investees	(16,901)	(4,168)	—	21,069	—

Total operating expenses	(20,052)	134,460	8,264	20,408	143,080

Earnings before interest and taxes	20,052	93,982	6,547	(21,069)	99,512

Intercompany interest (income) expense	(55,545)	55,545	—	—	—
Interest expense	124,306	198	—	—	124,504
Interest income	—	975	54	—	1,029

(Loss) earnings before income taxes	(48,709)	39,214	6,601	(21,069)	(23,963)
Provision for income taxes	—	22,313	2,433	—	24,746

Net (loss) earnings	$(48,709)	$16,901	$4,168	$(21,069)	$(48,709)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidated Statement of Operations - Predecessor

For the 13 weeks ended April 2, 2007

	Pinnacle Foods Group, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations and Reclassifications	Consolidated Total

Net sales	$233,444	$134,834	$17,015	$(8,706)	$376,587
Cost of products sold	171,438	116,165	14,062	(8,474)	293,191

Gross profit	62,006	18,669	2,953	(232)	83,396

Operating expenses
Marketing and selling expenses	22,677	9,927	2,371	—	34,975
Administrative expenses	12,667	4,697	350	—	17,714
Research and development expenses	1,056	381	—	—	1,437
Intercompany royalties	—	—	57	(57)	—
Intercompany technical service fees	—	—	175	(175)	—
Other expense (income), net	41,833	8,797	412	—	51,042
Equity in loss (earnings) of investees	6,018	254	—	(6,272)	—

Total operating expenses	84,251	24,056	3,365	(6,504)	105,168

Loss before interest and taxes	(22,245)	(5,387)	(412)	6,272	(21,772)

Intercompany interest (income) expense	(465)	465	—	—	—
Interest expense	39,067	12	—	—	39,079
Interest income	—	472	14	—	486

Loss before income taxes	(60,847)	(5,392)	(398)	6,272	(60,365)
Provision (benefit) for income taxes	5,802	626	(144)	—	6,284

Net loss	$(66,649)	$(6,018)	$(254)	$6,272	$(66,649)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Cash Flows-Successor

For the fiscal year ended December 27, 2009

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net earnings (loss) from operations	$302,603	$294,423	$374	($294,797)	$302,603
Non-cash charges (credits) to net earnings (loss)
Depreciation and amortization	—	65,453	15	—	65,468
Restructuring and impairment charges	—	1,300	—	—	1,300
Amortization of debt acquisition costs	10,230	—	—	—	10,230
Amortization of deferred mark-to-market adjustment on terminated swap	4,429	—	—	—	4,429
Amortization of discount on term loan	28	—	—	—	28
Change in value of financial instruments	17	(309)	—	—	(292)
Equity in loss (earnings) of investees	(294,423)	(374)	—	294,797	—
Stock-based compensation charges	—	3,190	—	—	3,190
Postretirement healthcare benefits	—	(25)	—	—	(25)
Pension expense	—	2,126	—	—	2,126
Other long-term assets	—	(1,007)	—	—	(1,007)
Other long-term liabilities	—	1,160	—	—	1,160
Deferred income taxes	(109,996)	(167,715)	—	—	(277,711)
Changes in working capital, net of acquisitions
Accounts receivable	—	1,595	1,110	—	2,705
Intercompany accounts receivable/payable	(103,110)	99,200	3,910	—	(0)
Inventories	—	12,560	226	—	12,786
Accrued trade marketing expense	—	(3,002)	(1,757)	—	(4,759)
Accounts payable	—	(12,583)	(787)	—	(13,370)
Accrued liabilities	(1,549)	20,868	466	—	19,785
Other current assets	(9,175)	(2,975)	(253)	—	(12,403)

Net cash provided by operating activities	(200,946)	313,886	3,303	—	116,243

Cash flows from investing activities
Payments for business acquisitions, net of cash acquired	—	(1,314,746)	—	—	(1,314,746)
Capital expenditures	—	(52,030)	—	—	(52,030)

Net cash used in investing activities	—	(1,366,776)	—	—	(1,366,776)

Cash flows from financing activities
Change in bank overdrafts	—	(2,602)	—	—	(2,602)
Repayment of capital lease obligations	—	(345)	—	—	(345)
Intercompany loans	(1,376,705)	1,376,705	—	—	—
Repayments of intercompany loans	255,945	(255,945)	—	—	—
Equity contributions	264,325	—	—	—	264,325
Reduction of equity contributions	(2,207)	—	—	—	(2,207)
Debt acquisition costs	(40,162)	—	—	—	(40,162)
Proceeds from bank term loans	838,250	—	—	—	838,250
Proceeds from bond issuances	300,000	—	—	—	300,000
Proceeds from short-term borrowing	—	1,921	—	—	1,921
Repayments of short-term borrowing	—	(852)	—	—	(852)
Borrowings under revolving credit facility	74,888	—	—	—	74,888
Repayments of revolving credit facility	(100,888)	—	—	—	(100,888)
Repayments of Successor's long term obligations	(12,500)	—	—	—	(12,500)

Net cash provided by (used in) financing activities	200,946	1,118,882	—	—	1,319,828

Effect of exchange rate changes on cash	—	—	318	—	318
Net change in cash and cash equivalents	—	65,992	3,621	—	69,613
Cash and cash equivalents-beginning of period	—	2,257	2,004	—	4,261

Cash and cash equivalents-end of period	$—	$68,249	$5,625	$—	$73,874

Supplemental disclosures of cash flow information:
Interest paid	$117,466	$4	$(2)	$—	$117,468
Interest received	—	82	7	—	89
Income taxes paid	—	201	388	—	589
Non-cash investing activity:
Capital lease activity	—	(1,200)	—	—	(1,200)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Cash Flows - Successor

For the fiscal year ended December 28, 2008

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net (loss) earnings from operations	$(28,581)	$67,485	$4,075	$(71,560)	$(28,581)
Non-cash charges (credits) to net (loss) earnings
Depreciation and amortization	—	62,495	14	—	62,509
Restructuring and impairment charges	—	15,100	—	—	15,100
Amortization of debt acquisition costs	4,714	—	—	—	4,714
Amortization of deferred mark-to-market adjustment on terminated swap	1,259	—	—	—	1,259
Gain on litigation settlement	—	(9,988)	—	—	(9,988)
Change in value of financial instruments	5,489	(2,142)	—	—	3,347
Equity in loss (earnings) of investees	(67,485)	(4,075)	—	71,560	—
Stock-based compensation charges	—	806	—	—	806
Postretirement healthcare benefits	—	(25)	—	—	(25)
Pension expense	—	(996)	—	—	(996)
Other long-term liabilities	—	(320)	—	—	(320)
Deferred income taxes	—	24,757	—	—	24,757
Termination of derivative contracts	(17,030)	—	—	—	(17,030)
Changes in working capital, net of acquisition
Accounts receivable	654	6,721	(685)	—	6,690
Intercompany accounts receivable/payable	100,779	(102,227)	1,448	—	—
Inventories	—	(26,073)	532	—	(25,541)
Accrued trade marketing expense	—	3,699	1,189	—	4,888
Accounts payable	—	3,800	(381)	—	3,419
Accrued liabilities	(10,543)	(14,255)	(4,669)	—	(29,467)
Other current assets	(4,940)	6,241	(83)	—	1,218

Net cash (used in) provided by operating activities	(15,684)	31,003	1,440	—	16,759

Cash flows from investing activities
Capital expenditures	—	(32,598)	—	—	(32,598)

Net cash used in investing activities	—	(32,598)	—	—	(32,598)

Cash flows from financing activities
Repayment of capital lease obligations	—	(238)	—	—	(238)
Equity contribution	234	—	—	—	234
Reduction of equity contributions	(471)	—	—	—	(471)
Debt acquisition costs	(704)	—	—	—	(704)
Proceeds from short-term borrowings	—	324	—	—	324
Repayments of short-term borrowings	—	(1,531)	—	—	(1,531)
Borrowings under revolving credit facility	101,008	—	—	—	101,008
Repayments of revolving credit facility	(75,008)	—	—	—	(75,008)
Repayments of long term obligations	(9,375)	—	—	—	(9,375)

Net cash provided by financing activities	15,684	(1,445)	—	—	14,239

Effect of exchange rate changes on cash			(138)		(138)

Net change in cash and cash equivalents	—	(3,040)	1,302	—	(1,738)
Cash and cash equivalents-beginning of period	—	5,297	702	—	5,999

Cash and cash equivalents-end of period	$—	$2,257	$2,004	$—	$4,261

Supplemental disclosures of cash flow information:
Interest paid	$167,453	$295	$—	$—	$167,748
Interest received	—	272	47	—	319
Income taxes paid	—	(277)	(4,059)	—	(4,336)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Cash Flows - Successor

For the 39 weeks ended December 30, 2007

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net (loss) earnings from operations	$(48,709)	$16,901	$4,168	$(21,069)	(48,709)
Non-cash charges (credits) to net (loss) earnings
Depreciation and amortization	—	45,660	11	—	45,671
Restructuring and impairment charges	—	1,200	—	—	1,200
Amortization of debt acquisition costs	7,758	—	—	—	7,758
Gain on extinguishment of subordinate notes	(5,670)	—	—	—	(5,670)
Change in value of financial instruments	—	177	—	—	177
Equity in (earnings) loss of investees	(16,901)	(4,168)	—	21,069	—
Stock-based compensation charges	—	2,468	—	—	2,468
Postretirement healthcare benefits	—	(8,046)	—	—	(8,046)
Pension expense	—	41	—	—	41
Other long-term liabilities		(236)			(236)
Deferred income taxes	—	22,173	—	—	22,173
Changes in working capital, net of acquisition
Accounts receivable	(654)	5,542	(61)	—	4,827
Intercompany accounts receivable/payable	121,047	(119,526)	(1,521)	—	—
Inventories	—	33,869	(1,168)	—	32,701
Accrued trade marketing expense	—	(11,263)	(113)	—	(11,376)
Accounts payable	—	(6,304)	(1,438)	—	(7,742)
Accrued liabilities	37,626	(13,445)	(369)	—	23,812
Other current assets	—	846	244	—	1,090

Net cash provided by (used in) operating activities	94,497	(34,111)	(247)	—	60,139

Cash flows from investing activities
Payments for business acquisitions, net of cash acquired	(1,325,980)	5,549	813	—	(1,319,618)
Capital expenditures	—	(22,920)	(15)	—	(22,935)
Sale of plant assets	—	2,200	—	—	2,200

Net cash (used in) provided by investing activities	(1,325,980)	(15,171)	798	—	(1,340,353)

Cash flows from financing activities
Change in bank overdrafts	—	—	—	—	—
Repayment of capital lease obligations	—	(227)	—	—	(227)
Equity contributions	420,664	—	—	—	420,664
Reduction of equity contributions	(391)	—	—	—	(391)
Debt acquisition costs	(39,863)	—	—	—	(39,863)
Proceeds from bank term loan	1,250,000	—	—	—	1,250,000
Proceeds from bond issuances	575,000	—	—	—	575,000
Proceeds from notes payable borrowing	50,000	3,438	—	—	53,438
Repayments of notes payable	(50,000)	(2,068)	—	—	(52,068)
Repurchase of subordinate notes	(44,199)	—	—	—	(44,199)
Intercompany loans	(923,478)	923,478	—	—	—
Repayments of Successor’s long term obligations	(6,250)	—	—	—	(6,250)
Repayments of Predecessor’s long term obligations	—	(870,042)	—	—	(870,042)

Net cash provided by financing activities	1,231,483	54,579	—	—	1,286,062

Effect of exchange rate changes on cash	—	—	151	—	151

Net change in cash and cash equivalents	—	5,297	702	—	5,999
Cash and cash equivalents - beginning of period	—	—	—	—	—

Cash and cash equivalents - end of period	$—	$5,297	$702	$—	$5,999

Supplemental disclosures of cash flow information:
Interest paid	$79,575	$22,160	$—	$—	$101,735
Interest received	—	975	54	—	1,029
Income taxes paid	—	22	137	—	159
Non-cash investing activity:
Capital lease activity	—	—	—	—	—
Non-cash financing activity:
Equity contribution	4,013	—	—	—	4,013

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Group Inc.

Consolidating Statement of Cash Flows - Predecessor

For the 13 weeks ended April 2, 2007

	Pinnacle Foods Group Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net loss	$(66,649)	$(6,018)	$(254)	$6,272	$(66,649)
Non-cash charges (credits) to net loss
Depreciation and amortization	6,401	3,749	13	—	10,163
Amortization of debt acquisition costs	26,049	—	—	—	26,049
Amortization of bond premium	(5,360)	—	—	—	(5,360)
Change in value of financial instruments	1,247	—	—	—	1,247
Stock-based compensation charges	8,778	—	—	—	8,778
Equity in loss of investees	6,018	254	—	(6,272)	—
Postretirement healthcare benefits	366	(72)	—	—	294
Pension expense	125	235	—	—	360
Other long-term liabilities	2,375	89	—	—	2,464
Deferred income taxes	5,573	819	—	—	6,392
Changes in working capital
Accounts receivable	(9,951)	(8,049)	(339)	—	(18,339)
Intercompany accounts receivable/payable	19,760	(22,723)	2,963	—	—
Inventories	7,237	13,573	(765)	—	20,045
Accrued trade marketing expense	(540)	3,835	(541)	—	2,754
Accounts payable	5,734	7,694	858	—	14,286
Accrued liabilities	42,880	10,382	78	—	53,340
Other current assets	759	(622)	(277)	—	(140)

Net cash provided by operating activities	50,802	3,146	1,736	—	55,684

Cash flows from investing activities
Capital expenditures	(2,846)	(2,165)	(16)	—	(5,027)

Net cash used in investing activities	(2,846)	(2,165)	(16)	—	(5,027)

Cash flows from financing activities
Change in bank overdrafts	—	—	(908)	—	(908)
Repayment of capital lease obligations	(10)	(45)	—	—	(55)
Equity contributions	26	—	—	—	26
Repayments of notes payable	—	(210)	—	—	(210)
Repayments of long term obligations	(45,146)	—	—	—	(45,146)

Net cash used in financing activities	(45,130)	(255)	(908)	—	(46,293)

Effect of exchange rate changes on cash	—	—	—	—	—

Net change in cash and cash equivalents	2,826	726	812	—	4,364

Cash and cash equivalents - beginning of period	2	12,335	—	—	12,337

Cash and cash equivalents - end of period	$2,828	$13,061	$812	$—	$16,701

Supplemental disclosures of cash flow information:
Interest paid	$9,123	$12	$—	$—	$9,135
Interest received	—	472	14	—	486
Income taxes refunded (paid)	—	119	(222)	—	(103)
Non-cash investing activity:
Capital leases	—	(1,129)	—	—	(1,129)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 27, 2009. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective at a level of reasonable assurance.

(b) Management’s Annual Report on Internal Control Over Financial Reporting.

The management of Pinnacle Foods Finance LLC and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 27, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

We have excluded Birds Eye Foods, Inc. from the assessment of internal control over financial reporting as of December 27, 2009 because it was acquired by the Company in a purchase business combination during 2009. Birds Eye Foods, Inc. Total assets and Net sales represented 25.5% and 0.2%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended December 27, 2009.

/s/ ROBERT J. GAMGORT
Robert J. Gamgort Chief Executive Officer

/s/ CRAIG STEENECK
Craig Steeneck Executive Vice President and Chief Financial Officer

(c) Attestation Report of the Registered Public Accounting Firm.

The effectiveness of the Company’s internal control over financial reporting as of December 27, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(d) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 27, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position
Robert J. Gamgort	47	Chief Executive Officer and Director
Craig Steeneck	52	Executive Vice President and Chief Financial Officer
John L. Butler	63	Executive Vice President, Human Resources
Chris L. Kiser	47	Executive Vice President, Chief Customer Officer
Sally Genster Robling	53	Executive Vice President, Chief Marketing Officer
Edward L. Sutter	52	Executive Vice President, Supply Chain
M. Kelley Maggs	58	Senior Vice President, Secretary and General Counsel
Lynne M. Misericordia	46	Senior Vice President, Treasurer and Assistant Secretary
John F. Kroeger	54	Vice President and Deputy General Counsel
Roger Deromedi	56	Non-Executive Chairman of the Board and Director
Jason Giordano	31	Director
Joseph Jimenez	50	Director
Prakash A. Melwani	51	Director
Jeff Overly	51	Director
Raymond P. Silcock	59	Director

Robert J. Gamgort was appointed Chief Executive Officer effective July 13, 2009. Prior to joining Pinnacle, Mr. Gamgort served as North American President for Mars Incorporated, where he managed the company’s $8 billion revenue portfolio of confectionery, main meal, pet food and retail businesses in North America. Mr. Gamgort joined Mars in 1998, initially serving as Vice President of Marketing for M&M / Mars and then as General Manager of its Chocolate Unit. Prior to joining Mars, Mr. Gamgort served as President of Major League Baseball Properties. Mr. Gamgort began his career at General Foods, which later merged with and became Kraft Foods, where he served in key marketing, sales, corporate strategy, and general management roles. Mr. Gamgort holds an MBA from the Kellogg Graduate School of Management at Northwestern University and a BA in Economics from Bucknell University. Mr. Gamgort serves on the Board of Trustees for Bucknell University, the New Jersey State Employment Training Commission, and the Schiff Natural Lands Trust.

Craig Steeneck has been Executive Vice President and Chief Financial Officer since July 2007. From June 2005 to July 2007, Mr. Steeneck served as Executive Vice President, Supply Chain Finance and IT. From April 2003 to June 2005, Mr. Steeneck served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Cendant Timeshare Resorts Group. From March 2001 to April 2003, Mr. Steeneck served as Executive Vice President and Chief Financial Officer of Resorts Condominiums International, a subsidiary of Cendant. From October 1999 to February 2001, he was the Chief Financial Officer of International Home Foods Inc. Mr. Steeneck is also a Certified Public Accountant in the State of New Jersey.

John L. Butler has been Executive Vice President, Human Resources since March 2008. From February, 2007 to March, 2008, Mr. Butler was self-employed and oversaw personal investments. From November 2004 to February 2007, Mr. Butler served as Senior Vice President, Human Resources for Toys R Us. Prior to joining Toys R Us, Mr. Butler held senior level positions with Federated Department Stores and Nabisco. Mr. Butler spent 18 years at Nabisco, with his last two positions being Senior Vice President, Human Resources, Nabisco Biscuit Company and Senior Vice President, Human Resources, Nabisco International. He began his business career with RHR International, a management consulting firm.

Chris L. Kiser has been Chief Customer Officer since June 2008. Mr. Kiser has been an Executive Vice President since November 2008. From February 2004 to June 2008, Mr. Kiser served as Senior Vice President, Sales. Prior to joining Pinnacle, Mr. Kiser served as Senior Vice President, General Manager at Diageo from August 2002 through January 2004. From October 1995 to August 2002, Mr. Kiser worked for Campbell Soup Company holding various senior level positions in sales and customer marketing. Mr. Kiser is a member of the Sales Committee of the Grocery Manufacturers Association and a member of the Board of Directors for the National Frozen and Refrigerated Foods Association.

Sally Genster Robling has been Executive Vice President, Chief Marketing Officer since November 2008. From September 2000 to June 2008, Ms. Robling served initially as Vice President Marketing and subsequently as Vice President & Chief Marketing Officer for Trane, Inc. (formerly American Standard). Prior to joining Trane, Ms. Robling held various senior level marketing, sales, and general management positions with Campbell Soup Company and Kraft Foods Inc.

Edward L. Sutter has been Executive Vice President, Supply Chain since December 2008. Prior to joining Pinnacle, Mr. Sutter served as Vice President, Supply Chain for Coca-Cola Enterprises, Inc. from July 2005 to October 2008. Prior to that, Mr. Sutter served as Vice President, Procurement and Chief Procurement Officer for Coca-Cola Enterprises, Inc. from December 2000 to July 2005.

M. Kelley Maggs has been Senior Vice President, General Counsel and Secretary since Pinnacle’s inception in 2001. He was associated with affiliates of CDM Investor Group LLC from 1993 until 2007. Prior to his involvement with Pinnacle, Mr. Maggs held the same position with International Home Foods Inc. from November 1996 to December 2000. From 1993 to 1996, Mr. Maggs was employed with Stella Foods, Inc. as Vice President and General Counsel. Prior to that time, he was engaged in the private practice of law in Virginia and New York.

Lynne M. Misericordia has been Senior Vice President and Treasurer since Pinnacle’s inception in 2001. Ms. Misericordia previously held the position of Treasurer with International Home Foods Inc. from November 1996 to December 2000. Before that, Ms. Misericordia was employed by Wyeth from August 1985 to November 1996 and held various financial positions.

John F. Kroeger has been our Vice President and Deputy General Counsel since joining the Company in November 2001. In addition, Mr. Kroeger was also the Vice President of Human Resources from 2004 through 2006. From January 2001 to October 2001, Mr. Kroeger was the Vice President and General Counsel of Anadigics, Inc., a semiconductor company. From August 1998 until December 2000, Mr. Kroeger was Vice President and Assistant General Counsel at International Home Foods Inc. Mr. Kroeger has also held general management and legal positions with leading companies in the chemical, pharmaceutical and petroleum-refining industries.

Roger Deromedi was appointed Non-Executive Chairman of the Board on July 13, 2009, and is a Director. Previously, he was Executive Chairman of the Board since April 2, 2007. Prior thereto, Mr. Deromedi served as Chief Executive Officer of Kraft Foods Inc. from December 2003 to June 2006. Prior to that, he was co-CEO, Kraft Foods Inc. and President and Chief Executive Officer, Kraft Foods International since 2001. He was President and Chief Executive Officer of Kraft Foods International from 1999 to 2001 and previously held a series of increasingly responsible positions since joining General Foods in 1977.

Jason Giordano is a Director. Mr. Giordano is a Principal in the private equity group at Blackstone. Since joining Blackstone in 2006, Mr. Giordano has been involved in the execution of the firm’s investments in HealthMarkets, Pinnacle Foods, and Birds Eye Foods and in analyzing investment opportunities across various industries, including Food and Beverage, Consumer Products, Chemicals, and Industrials. Before joining Blackstone, Mr. Giordano was an Associate at Bain Capital where he evaluated and executed global private equity investments in a wide range of industries. Prior to that, he worked in investment banking at Goldman, Sachs & Co. focused on Communications, Media, and Entertainment clients. Mr. Giordano received an AB from Dartmouth College and an MBA with High Distinction from Harvard Business School, where he graduated as a George F. Baker Scholar. Mr. Giordano also serves on the Board of Directors of HealthMarkets, Inc.

Joseph Jimenez is a Director. Mr. Jimenez is currently the Chief Executive Officer of Novartis A.G. From October 2007 to January 2010 he was Chief Executive Officer of Novartis Pharma A.G. From July 2002 to May 2006, Mr. Jimenez was the Executive Vice President of the H.J. Heinz Company and was President and CEO of Heinz Europe. Prior to that, he was President and CEO of Heinz North America from November 1998 to June 2002. In 1993, he joined ConAgra Grocery Products. At ConAgra, Mr. Jimenez directed the marketing for Orville Redenbacher Popcorn and ethnic foods company LaChoy/Rosarita as Vice President, Orville Redenbacher/Swiss Miss Food Company as Senior Vice President, and Wesson/Peter Pan Food Company as President. Mr. Jimenez has more than 20 years of experience in the food industry, starting at the Clorox Company where he worked from 1984 to 1993 and advanced from Brand Assistant to Group Marketing Manager in the Dressings and Sauces Division. Mr. Jimenez also oversaw the launch of Hidden Valley Ranch Salad Dressing. While at Heinz and Clorox, Mr. Jimenez oversaw the following segments: Pickles (Heinz), BBQ Sauces (Heinz, KC Masterpiece and Jack Daniels), Heinz food service, and Heinz Canada.

Prakash A. Melwani is a Director. In May 2003, Mr. Melwani joined Blackstone as a Senior Managing Director in its private equity group. He is also a member of Blackstone’s private equity investment committee. Prior to joining Blackstone, Mr. Melwani was a founder, in 1988, of Vestar Capital Partners and served as its Chief Investment Officer. He received an MBA with High Distinction from Harvard Business School and graduated as a Baker Scholar and a Loeb Rhodes Fellow. Mr. Melwani is a member of the boards of directors of Kosmos Energy, RGIS Inventory Specialists, Performance Food Group, and Ariel Re. He is also President and a Director of the India Fund and The Asia Tigers Fund.

Jeff Overly is a Director. Mr. Overly is an Executive Director in the private equity group at Blackstone. Mr. Overly is involved in monitoring, advising, and supporting Lean Operational Excellence and Supply Chain improvement opportunities within Blackstone’s portfolio company holdings. Before joining Blackstone in 2008, Mr. Overly was Vice President of Global Fixture Operations at Kohler Company where he was responsible for global manufacturing operations, including the entire supply chain from procurement to shipment of finished product through a multi-warehouse regional distribution center network. Prior to that, he served 25 years at General Motors Corporation and Delphi Corporation in numerous operations and engineering positions with global responsibilities. Mr. Overly has a BS in Industrial Management from the University of Cincinnati, and a Masters in Business from Central Michigan University.

Raymond P. Silcock is a Director. Formerly in 2009, Mr. Silcock was the Executive Vice President and Chief Financial Officer of KB Home, and prior to that was appointed Audit Committee Chair effective April 2009 and served as Senior Vice President and Chief Financial Officer of UST Inc. from 2007 up to its acquisition by Altria, Inc. in January 2009. Before joining UST, Mr. Silcock was Executive Vice President and Chief Financial Officer of Swift & Company from 2006 to 2007 when the Company was acquired by JBS S.A. Prior to that, he was Executive Vice President and Chief Financial Officer of Cott Corporation from 1998 to 2005. In addition, Mr. Silcock spent 18 years with Campbell Soup Company, serving in a variety of progressively more responsible roles, culminating as Vice President, Finance for the Bakery and Confectionary Division.

Equity Investment by Chairman and Executive Officers

At the time of the Blackstone Transaction, our senior management invested $8.0 million to acquire equity interests in Peak Holdings in the form of Class A-2 Units of Peak Holdings. In addition, each was awarded non-voting profits interest units in Peak Holdings under our equity incentive plans described in “Item 11: Executive Compensation—Compensation Discussion and Analysis—Elements of Compensation,” subject to future vesting conditions. At the time of the Birds Eye Acquisition, some of our Directors and senior management invested an additional $3.1 million to acquire equity interests in Peak Holdings in the form of Class A-2 Units of Peak Holdings.

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

Corporate Governance Matters

The Board of Directors met four times during 2009.

Background and Experience of Directors. When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable our Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Board of Directors focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. In particular, the members of our Board of Directors considered the following important characteristics: (i) Mr. Melwani, Mr. Giordano and Mr. Overly are representatives appointed by The Blackstone Group, our principal stockholder and have significant financial, investment and operational experience from their involvement in Blackstone’s investment in numerous portfolio companies and have played active roles in overseeing those businesses, (ii) Mr.Deromedi, our Non-Executive Chairman of the Board, Mr. Jimenez and Mr. Silcock each have had significant executive level experience throughout their careers in leading consumer package goods companies, and (iii) Mr.Gamgort, our Chief Executive Officer, previously served as North American President for Mars Incorporated, where he managed the company’s $8 billion North American portfolio. In addition , Mr. Gamgort served as President of Major League Baseball Properties and at Kraft Foods, where he held key marketing, sales, corporate strategy, and general management roles.

Board Leadership Structure. Our Board of Directors is led by the Non-Executive Chairman, who is appointed by our principal stockholder. The Chief Executive Officer position is separate from the Chairman position. We believe that the separation of the Chairman and CEO positions is appropriate corporate governance.

Role of Board in Risk Oversight. The Board of Directors has extensive involvement in the oversight of risk management related to the company and its business and accomplishes this oversight through the regular reporting by the Audit Committee. The Audit Committee represents the Board by periodically reviewing the accounting, reporting and financial practices of the company, including the integrity of our financial statements, the surveillance of administrative and financial controls and the company’s compliance with legal and regulatory requirements. Through its regular meetings with management, including the finance, legal, and internal audit functions, the Audit Committee reviews and discusses all significant areas of our business and summarizes for the Board of Directors all areas of risk and the appropriate mitigating factors. In addition, our Board receives periodic detailed operating performance reviews from management.

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

The members of the current audit committee are Mr. Silcock (Chairman), Mr. Giordano and Mr. Overly. Our board of directors has not affirmatively determined whether any of the members of the current audit committee is an “audit committee financial expert” or whether any such person is independent under the applicable standards of the New York Stock Exchange or any other standard. Because our securities are not listed on any stock exchange or inter-dealer quotation system, we are not required to have a separately designated audit committee whose members are independent, and therefore our board has not made a formal determination of whether the members of our audit committee are independent or whether that committee includes at least one audit committee financial expert. However, we believe that Mr. Silcock would be considered an audit committee financial expert within the meaning of the rules and regulations of the Securities and Exchange Commission if our board of directors were to make such a determination. The Audit Committee met seven times during 2009. See “Executive Officers and Directors” above for a description of Mr. Silcock’s relevant experience. See also “Item 13: Certain Relationships and Related Transactions and Director Independence-Director Independence.”

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee are Prakash Melwani (Chairman), a Senior Managing Director of Blackstone, Joseph Jimenez, Jason Giordano, a Principal of Blackstone, and Roger Deromedi, Chairman of the Board. Other than Mr. Deromedi, none of the other members are current or former officers or employees of our company. We are parties to certain transactions with Blackstone described in “Certain Relationship and Related Transactions” section below. Mr. Deromedi does not participate in Compensation Committee discussions regarding his own compensation. The Compensation Committee met three times during 2009.

Audit Committee Report

We have reviewed and discussed with management the Company’s audited financial statements for the year ended December 27, 2009.

We have discussed with the independent accountant the matters required to be discussed by Statement on Audited Standards No. 61, Communication with Audit Committees, as adopted, by the Public Company Accounting Oversight Board.

We have received and reviewed the written disclosures and the letter from the independent auditors required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence.

Based on the reviews and discussions referred to above, we have recommended to the Board of Directors that the financial statements referred to above be included in this Form 10-K.

THE AUDIT COMMITTEE
Mr. Raymond P. Silcock
Mr. Jason Giordano
Mr. Jeff Overly

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

After receipt of the input noted and development of final draft plans, such plans were (and in the case of annual bonus plans, are annually) presented to our Compensation Committee. The Compensation Committee consists of Directors Prakash Melwani, a Senior Managing Director of Blackstone, Joseph Jimenez, Jason Giordano, a Principal of Blackstone, and Chairman of the Board Roger Deromedi. Other than Mr. Deromedi, none of these members are current or former officers or employees of our company. We are parties to certain transactions with Blackstone described in Item 13—Certain Relationships and Related Transactions. Mr. Deromedi does not participate in Compensation Committee discussions involving his compensation.

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

Elements of Compensation

For the fiscal year ending December 27, 2009, our company had five principal elements which made up our compensation program. They are:

•	Base salary and potential annual merit adjustment

•	Bonus plan (MIP or “Management Incentive Plan”)

•	Employee equity plans

•	Severance, change of control and other termination-related programs

•	401(k) and other benefits

The following is a brief discussion of each principal element of compensation.

(a)	Base salary. The Chief Executive Officer sets the base salaries for all executive officers of our company, with the exception of his own, which is set by the Compensation Committee. Base salaries are intended to compensate the executive officers and all other salaried employees for their basic services performed for our company on an annual basis. All salaried employees are paid bi-weekly in equal increments. In setting base salaries, our company takes into account the employee’s experience, the functions and responsibilities of the job, salaries for similar positions within the community and for competitive positions in the food industry generally and any other factor relevant to that particular job. We attempt to pay in the middle range for each job but do not limit ourselves to this. In determining applicable salaries, we also consult with outside consultants and recruiters, senior members of our management team who have contacts and experience at other relevant companies, board members and shareholder employment related personnel. Base salaries may be adjusted annually and, in certain circumstances, adjusted throughout the year to deal with competitive pressures or changes in job responsibilities.

(b)	Bonus plan (MIP). We use our MIP plans to incent our eligible employees on an annual basis. The MIP plans, together with base salary and basic benefits (other than 401(k)) are considered short-term compensation programs. Our MIP plans are intended to reward executives and other eligible employees for achieving annual profit and operational goals. Generally under all three such existing programs (one for Sales personnel, one for Food Service personnel and one for all other executives and eligible employees), our EBITDA target, which is derived from our operating plan for the year and approved annually by the Board of Directors, is a major component, and individual goals or “MBO’s” account for the balance. We consider the specific EBITDA targets applicable to the MIP plans to be confidential commercial and financial information, the disclosure of which could result in competitive harm to us. However, we believe that each of these targets, while difficult to attain, is reasonably attainable if we achieve our planned performance and growth objectives over the period applicable to the MIP plans. The EBITDA target was met in 2009 and 2007 but not in 2008. Senior management of our company decides who is eligible to participate in the MIP plans and what the terms of the plans are, including what an employee’s bonus potential is. All jobs at our company have grade levels attached to them, and some of these grade levels have target bonus levels assigned to them. The full Board of Directors must approve the bonus pool contained in the annual budget; the Compensation Committee must approve actual payment of bonuses pursuant to the MIP plans and must specifically consider and approve the bonuses to the named senior executive officers. All bonuses are equal to a preset percentage of a person’s salary with minimum and maximum payout if certain targets are attained.

(c)	Equity programs. We currently have three long-term incentive plans: the 2007 Stock Incentive Plan, the 2007 Unit Plan (the 2007 Stock Incentive Plan and the 2007 Unit Plan are collectively referred to as the “2007 Equity Plans”) and the Crunch Holding Corp. stock purchase plan (“SPP”). The 2007 Equity Plans provide executives with the opportunity to acquire a proprietary interest in our company as an incentive for them to remain in our service. The total percentage of equity reserved for issuance under the 2007 Equity Plans is 10% of the total equity of Crunch Holding Corp. The Stock Incentive Plan includes approximately 175 salaried employees and is authorized to issue up to 20,000 options to purchase shares of Crunch Holding Corp. common stock. All options granted under the plan must be awarded with a strike price that is no less than the fair market value of a share of Crunch Holding Corp. common stock on the date of the grant. Under the 2007 Unit Plan, 45 management employees were given the opportunity to invest in our company through the purchase of Class A-2 Units in our ultimate parent, Peak Holdings LLC. In addition, each manager who so invested was awarded profits interests in Peak Holdings LLC in the form of Class B-1, Class B-2 and Class B-3 Units (collectively, “PIUs”). Generally, 25% of the options and PIUs will vest ratably over five years. Fifty percent of the options (the “performance options”) and PIU’s (consisting of the Class B-2 units) vest ratably over five years depending whether annual or cumulative EBITDA targets are met. We consider the specific EBITDA targets applicable to both plans to be confidential commercial and financial information, the disclosure of which could result in competitive harm to us. However, we believe that each of these targets, while difficult to attain, is reasonably attainable if we achieve our planned performance and growth objectives over the period applicable to the plans. The EBITDA target was met in 2009 and 2007 but not in 2008. The final 25% of the options (the “exit options”) and PIUs (consisting of the Class B-3 units) granted under the 2007 Equity Plans vest either on a change of control or similar event, if a 20% annual internal rate of return (or, if the event occurs (x) on or before the first anniversary of the closing date of the Blackstone Transaction, a 40% annual internal rate of return or (y) after the first anniversary of the closing date of the Blackstone Transaction but on or before the second anniversary of the closing date of the Blackstone Transaction, a 30% annual internal rate of return) is attained by Blackstone. We recently modified both plans to revise the EBITDA targets included in those plans to levels we believe are reasonably attainable in light of the current global economic and financial crisis. In addition, the plans now provide that if the EBITDA target is achieved in any two consecutive fiscal years (excluding 2007 and 2008) during the employee’s continued employment, then that year’s and all prior years’ performance options or Class B-2 Units will vest and become exercisable, and if the exit options or Class B-3 Units vest and become exercisable during the employee’s continued employment, then all the performance options and Class B-2 Units, as the case may be, will also vest and become exercisable.

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

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our named executive officers for 2009, 2008 and 2007, for services rendered to us during the respective fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards (a) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Robert J. Gamgort (b) Chief Executive Officer Director	2009	$375,962	$458,333	(g)	$10,246,500	$—	$537,624	$228	(j)	$11,618,647
	2008	—	—		—	—	—	—	(j)	—
	2007	—	—		—	—	—	—	(j)	—

Jeffrey P. Ansell (c) Former Chief Executive Officer Former Director	2009	432,212	—		—	—	567,905	2,377,921	(k)	3,378,038
	2008	768,173	—		—	—	169,500	11,773	(k)	949,446
	2007	709,615	60,000	(h)	10,399,500	—	750,000	7,920	(k)	11,927,035

Craig Steeneck (d) Executive Vice President and Chief Financial Officer	2009	500,000	200,000	(i)	—	—	776,250	8,210	(l)	1,484,460
	2008	431,000	—		—	—	100,800	7,728	(l)	539,528
	2007	401,770	—		4,252,240	—	325,000	7,920	(l)	4,986,930

Edward L. Sutter (e) Executive Vice President- Supply Chain	2009	350,000	—		2,049,300	—	262,631	8,210	(m)	2,670,141
	2008	13,462	—		—	—	—	31	(m)	13,493
	2007	—	—		—	—	—	—		—

Sally Genster Robling (f) Executive Vice President- Chief Marketing Officer	2009	339,308	—		1,366,200	—	369,495	8,210	(n)	2,083,213
	2008	38,942	—		—	—	10,500	875	(n)	50,317
	2007	—	—		—	—	—	—		—

Chris L. Kiser Executive Vice President- Chief Customer Officer	2009	340,000	—		—	—	369,495	15,111	(o)	724,606
	2008	314,763	—		—	—	50,500	14,640	(o)	379,903
	2007	300,328	—		1,386,600	—	169,811	14,490	(o)	1,871,229

(a)	Stock Awards and Option Awards, which were valued in accordance with the authoritative guidance for stock compensation, represent grant date fair value for the Class B-1, Class B-2 and Class B-3 units. The assumptions used in the valuation are discussed in Note 6 to our Consolidated Financial Statements for the years ended December 27, 2009 and December 28, 2008.
(b)	On July 13, 2009, Mr. Gamgort was appointed Chief Executive Officer and Director of the Company.
(c)	On July 10, 2009, Jeffrey P. Ansell left his position as Chief Executive Officer and as a Director of the Company.
(d)	On July 1, 2007, Mr. Steeneck was appointed Chief Financial Officer of the Company.
(e)	Mr. Sutter was hired by the Company on December 8, 2008 and serves as Executive Vice President Supply Chain.
(f)	Ms. Robling was hired by the Company on November 10, 2008 and serves as Executive Vice President and Chief Marketing Officer.
(g)	For Mr. Gamgort represents a deferred cash incentive award of $458,333 earned in 2009.
(h)	Under the terms of the employment agreement signed at the start of his employment, Mr. Ansell received a sign-on bonus of $60,000, payable on the one year anniversary of his employment.
(i)	For Mr. Steeneck represents a retention bonus in the amount of $200,000.
(j)	For Mr. Gamgort, “All other compensation” for 2009 includes contributions made by the Company to his group life insurance in excess of $50,000.
(k)	For Mr. Ansell, “All other compensation” for 2009, 2008 and 2007 includes contributions made by the Company to his 401(k) account and group life insurance in excess of $50,000. Also included in 2008 is relocation related tax gross up compensation. Also included in 2009 are severance payments and accruals in the amount of $2,325,000 and a pay out of unused vacation time amounting to $44,712.
(l)	For Mr. Steeneck, “All other compensation” for 2009, 2008 and 2007 includes contributions made by the Company to his 401(k) account and group life insurance in excess of $50,000.
(m)	For Mr. Sutter, “All other compensation” for 2009 includes contributions made by the Company to his 401(k) account and group life insurance in excess of $50,000. For 2008, includes contributions made by the Company to his group life insurance in excess of $50,000.
(n)	For Ms. Robling, “All other compensation” for 2009 and 2008 includes contributions made by the Company to her 401(k) account and group life insurance in excess of $50,000.
(o)	For Mr. Kiser, “All other compensation” for 2009, 2008 and 2007 includes an automobile allowance, contributions made by the Company to his 401(k) account and group life insurance in excess of $50,000.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards for 2009

Employment Agreements

In connection with the Blackstone Transaction, on April 2, 2007, Crunch Holding Corp., one of our parent companies, entered into substantially similar employment agreements with each of Jeffrey P. Ansell and Craig Steeneck that govern the terms of each executive’s employment. The term of employment commenced on April 2, 2007 and is to end on April 2, 2012, provided, however, that commencing with April 2, 2012 and on each April 2nd thereafter, the employment term shall be automatically extended for an additional one-year period unless the Company or the executive provides the other party 60 days’ prior notice before the next extension date that the employment term will not be so extended. The agreements are terminable by either party at any time, provided that an executive must give no less than 30 days’ notice prior to a resignation. Copies of the employment agreements for Mr. Ansell and Mr. Steeneck, are filed as Exhibits 10.3 and 10.4, respectively.

On July 10, 2009, Jeffrey P. Ansell, the Company’s former Chief Executive Officer and Director, left the Company to pursue other opportunities. On July 31, 2009, Crunch Holding Corp., the parent of the Company, and Mr. Ansell entered into a separation agreement with respect to Mr. Ansell’s departure from the Company. Under the terms of the separation agreement, which is filed as Exhibit 10.32, Mr. Ansell received at the time of his departure from the Company (a) $411,525 in respect of his pro-rated target bonus for the 2009 fiscal year, and, if the Company exceeds its EBITDA targets for the 2009 fiscal year, he will receive a pro-rated amount of any excess bonus he would have been entitled to receive (up to the maximum bonus potential set forth in the employment agreement, which has now been determined to be $156,380); (b) $2,325,000 in severance pay payable in equal installments over eighteen months; (c) continued coverage under the Company’s group health, life and disability plans until the earlier of (i) eighteen months from the Separation Date and (ii) the date Mr. Ansell is or becomes eligible for comparable coverage under health, life and disability plans of another employer; (d) up to $25,000 for outplacement counseling services; and (e) up to $10,000 for legal and other fees for the negotiation and preparation of the separation agreement.

On July 13, 2009, Robert J. Gamgort was appointed as Chief Executive Officer and a Director. Mr. Gamgort entered into an employment agreement, which is filed as Exhibit 10.33, with an affiliate of the Company on July 13, 2009. The employment Agreement provides for an initial term of five years commencing on July 13, 2009. The initial term will be automatically extended for an additional one-year period on each July 13 after the initial term, unless one of the parties provides the other 60 days’ prior written notice before the expiration that the term shall not be extended. The financial terms of the employment agreement sets forth (a) Mr. Gamgort’s annual base salary, which will be subject to discretionary annual increases upon review by the Board of Directors; (b) states that he will be eligible to earn an annual bonus award at a target of 100% of the base salary, and up to a maximum of 200% of the base salary, based upon the achievement of annual EBITDA target or maximum performance objectives established annually by the Board; (c) states that he will be eligible to receive an annual deferred cash incentive award of $1 million (pro-rated for the 2009 fiscal year) contingent on satisfaction of specified performance objectives established by the Board (except for the 2009 award, which is not subject to performance criteria), with each award payable on the third anniversary of its grant date; and (d) Eligibility to receive a $3-4 million transaction incentive award, in the event of a qualified public offering or a change of control that occurs during Mr. Gamgort’s employment, with the grant of the transaction incentive award contingent on the valuation of Peak Holdings at the time of the transaction.

The Company has an employment agreement with Mr. Steeneck that sets forth the his annual base salary, which will be subject to discretionary annual increases upon review by the Board of Directors, and states that the executive will be eligible to earn an annual bonus as a percentage of salary with respect to each fiscal year (with a target percentage between 75% and 150%), based upon the extent to which annual performance targets established by the Board of Directors are achieved. The annual bonus, if any, shall be paid within two and one-half (2.5) months after the end of the applicable fiscal year. Mr. Steeneck also has the opportunity to earn an enhanced annual bonus, which would increase his target percentage from 75% to 100% and his maximum target percentage from 150% to 200%. The enhanced annual bonus is based upon the Company achieving certain EBITDA and other financial targets, which would be in excess of the targets established annually by the Board of Directors. In 2009, the enhanced target was met. We recently modified the EBITDA targets included in Mr. Steeneck’s plan to levels we believe are reasonably attainable in light of the current global economic and financial crisis. A copy of the enhanced target annual bonus and its modification are filed as Exhibit 10.22 and 10.24, respectively.

Pursuant to each employment agreement listed above, if an executive’s employment terminates for any reason, the executive is entitled to receive (i) any base salary and unused vacation accrued through the date of termination; (ii) any annual bonus earned, but unpaid, as of the date of termination, (iii) reimbursement of any unreimbursed business expenses properly incurred by the executive; and (iv) such employee benefits, if any, as to which the executive may be entitled under our employee benefit plans (the payments and benefits described in (i) through (iv) being “accrued rights”).

If an executive’s employment is terminated by us without “cause” (as defined below) (other than by reason of death or disability) or if the executive resigns as a result of a “constructive termination” (as defined below) (each a “qualifying termination”), the executive is entitled to (i) the accrued rights; (ii) a pro rata portion of a target annual bonus based upon the percentage of the fiscal year that shall have elapsed through the date of the executive’s termination of employment; (iii) subject to compliance with certain confidentiality, non-competition and non-solicitation covenants contained in his employment agreement and execution of a general release of claims on behalf of the Company, an amount equal to the product of (x) one-and-a-half in the case of Mr. Gamgort or one in the case of Mr. Steeneck and (y) the sum of (A) the executive’s base salary and (B) the executive’s target annual bonus amount, which shall be payable to the executive in equal installments in accordance with the Company’s normal payroll practices; (iv) continued coverage under our group health plans until the earlier of (A) eighteen months in the case of Mr. Gamgort and one year in the case of Mr. Steeneck from the executive’s date of termination of employment with the Company and (B) the date the executive is or becomes eligible for comparable coverage under health, life and disability plans of another employer; and, in the case of Mr. Gamgort, (v) the applicable payments under the terms of the annual deferred cash incentive award and the transaction incentive award.

For purposes of these agreements, “cause” is defined as (A) the executive’s continued failure substantially to perform his material duties under executive’s employment (other than as a result of total or partial incapacity due to physical or mental illness) following notice by the Company to the executive of such failure and 30 days within which to cure; (B) theft or embezzlement of Company property; (C) any act on the part of executive that constitutes a felony under the laws of the United States or any state thereof (provided, that if a executive is terminated for any action described in this clause (C) and the executive is never indicted in respect of such action, then the burden of establishing that such action occurred will be on the Company in respect of any proceeding related thereto between the parties and the standard of proof will be clear and convincing evidence (and if the Company fails to meet that standard, the Company will reimburse the executive for his reasonable legal fees in connection with that proceeding)); (D) the executive’s willful material misconduct in connection with his duties to the Company or any act or omission which is materially injurious to the financial condition or business reputation of the Company or any of its subsidiaries or affiliates; (E) the executive’s breach of the provisions of the non-competition clause of these agreements; or, solely in the case of Mr. Steeneck, (F) dishonesty in the performance of manager’s duties resulting in material harm to the Company. No act will be deemed to be “willful” if conducted in good faith with a reasonable belief that the conduct was in the best interests of the Company.

For purposes of these agreements, “constructive termination” is defined as (A) the failure of the Company to pay or cause to be paid the executive’s base salary or annual bonus (if any) when due; (B) a reduction in the executive’s base salary or target bonus opportunity percentage of base salary (excluding any change in value of equity incentives or a reduction in base salary affecting substantially all similarly situated executives by the same percentage of base salary); (C) any substantial and sustained diminution in the executive’s duties, authority or responsibilities as of the date of the agreement; (D) a relocation of the executive’s primary work location more than 50 miles without his prior written consent; (E) the failure to assign the executive’s employment agreement to a successor, and the failure of such successor to assume that employment agreement, in any public offering or change of control (each as defined in the Securityholders Agreement, dated April 2, 2007, described under “Item 13: Certain Relationships and Related Transactions and Director Independence—Securityholders Agreement of Peak Holdings LLC”); (F) a Company notice to the executive of the Company’s election not to extend the employment term; or, solely in the case of Mr. Gamgort, (G) a failure to elect or reelect or the removal as a member of the board of directors; provided, that none of these events will constitute constructive termination unless the Company fails to cure the event within 30 days after notice is given by the executive specifying in reasonable detail the event which constitutes constructive termination; provided, further, that constructive termination will cease to exist for an event on the 60th day following the later of its occurrence or the executive’s knowledge thereof, unless the executive has given the Company notice thereof prior to such date.

In the event of an executive’s termination of employment that is not a qualifying termination or a termination due to death or disability, he will only be entitled to the accrued rights (as defined above) ; and, in the case of Mr. Gamgort’s death or disability, the applicable payments under the terms of the annual deferred cash incentive award and the transaction incentive award.

For information with respect to potential payments to the named executive officers pursuant to their employment agreements upon termination or change of control, see the tables set forth under “—Potential Payments Upon Termination or Change in Control.”

Each of the agreements also contains non-competition provisions that limit the executive’s ability to engage in activity competing with our company for 18 months, in the case of Mr. Gamgort, or one year, in the case of Mr. Steeneck, after termination of employment.

Other Change of Control and Severance Agreements

Mr. Kiser, Mr. Sutter and Ms. Robling have entered into a severance agreements that are substantially different from that of other executives of the Company. Under these agreements, if their employment is terminated by us without cause (as defined), then they would be entitled to a cash payment equal to their then current salary for up to 12 months (nine months guaranteed plus three additional months should they not be employed after the initial nine months). Mr. Kiser’s agreement is filed as Exhibit 10.29. Mr. Sutter’s agreement is filed as Exhibit 10.38. Ms. Robling’s agreement is filed as Exhibit 10.39.

Grants of Plan-Based Awards for 2009

The following table provides supplemental information relating to grants of plan-based awards to help explain information provided above in our Summary Compensation Table.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payout Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Units (a) (#)	Grant Date Fair Value of Stock Awards (a) ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Target (a) (#)

Robert J. Gamgort (prorated)	2009	$—	$389,583	$779,166
	July 29, 2009				1,687.50	562.50	$10,246,500

Craig Steeneck (enhanced target)	2009	—	500,000	1,000,000

Edward L. Sutter	2009	—	262,500	492,188
	April 2, 2009				337.50	112.50	$2,049,300

Sally Genster Robling	2009	—	255,000	478,125

	April 2, 2009				225.00	75.00	$1,366,200

Chris L. Kiser	2009	—	255,000	478,125

(a)	In connection with their employment, Mr. Gamgort, Mr. Sutter and Ms. Robling each purchased Class A-2 Units in our ultimate parent, Peak Holdings LLC. In addition, each was awarded profits interests in Peak Holdings LLC under the 2007 Unit Plan in the form of Class B-1, Class B-2 and Class B-3 Units. The 2007 Unit Plan is discussed above under Compensation Discussion & Analysis. The number of units and the fair value of the awards listed are for the total Class B profits interest units awarded.

Outstanding Equity Awards at 2009 Fiscal Year End

The following table provides information regarding outstanding awards made to our named executive officers as of our most recent fiscal year end.

			Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#) (a)		Market Value of Shares or Units of Stock That Have Not Vested (h) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (b)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (h) ($)

Robert J. Gamgort	562.5	(c)	$2,561,625	1,462.5	(c)	$6,660,225

Craig Steeneck	115.5	(d)	525,987	423.5	(d)	1,928,619

				100.0	(d)	455,400

Edward L. Sutter	112.5	(e)	512,325	292.5	(e)	1,332,045

Sally Genster Robling	75.0	(f)	341,550	195.0	(f)	888,030

Chris L. Kiser	45.0	(g)	204,930	165.0	(g)	751,410

(a)	Represents Class B-1 profits interest units (“PIU’s”), which vest ratably over five years.
(b)	Represents Class B-2 PIU’s, which vest ratably over five years depending whether annual or cumulative EBITDA targets are met and Class B-3 PIU’s, which vest either on a change of control or similar event if certain internal rates of return are met.
(c)	Assuming certain Company performance targets are met, Mr. Gamgort’s unvested Class B PIU’s vest as follows: in fiscal 2010 – 337.5; in fiscal 2011 – 337.5; in fiscal 2012 – 337.5; in fiscal 2013 – 337.5; and in fiscal 2014 – 675.
(d)	Assuming certain Company performance targets are met, Mr. Steeneck’s unvested Class B PIU’s vest as follows: in fiscal 2010 – 165.5; in fiscal 2011 – 115.5; and in fiscal 2012 – 358.
(e)	Assuming certain Company performance targets are met, Mr. Sutter’s unvested Class B PIU’s vest as follows: in fiscal 2010 – 67.5; in fiscal 2011 – 67.5; in fiscal 2012 – 67.5; in fiscal 2013 – 67.5; and in fiscal 2014 – 135.
(f)	Assuming certain Company performance targets are met, Ms. Robling’s unvested Class B PIU’s vest as follows: in fiscal 2010 – 45; in fiscal 2011 – 45; in fiscal 2012 – 45; in fiscal 2013 – 45; and in fiscal 2014 – 90.
(g)	Assuming certain Company performance targets are met, Mr. Kiser’s unvested Class B PIU’s vest as follows: in fiscal 2010 – 45; in fiscal 2011 – 45; and in fiscal 2012 – 120.
(h)	The value ascribed to the units was calculated based upon a value of $4,554 per B unit, which is the value calculated at April 1, 2009 and is the value used in calculating stock compensation expense under the authoritative guidance for stock compensation

Option Exercises and Stock Vested in 2009

The following table provides information regarding the amounts received by our named executive officers upon exercise of options or similar instruments or the vesting of stock or similar instruments during our most recent fiscal year.

	Stock Awards
Name	Number of Shares Acquired on Vesting (a) (#)	Value Received on Vesting (a) ($)

Robert J. Gamgort	225.0	$1,024,650

Craig Steeneck	165.5	753,687

Edward L. Sutter	45.0	204,930

Sally Genster Robling	30.0	136,620

Chris L. Kiser	45.0	204,930

(a)	During 2009, a portion of the Class B-1 Units vested. The value ascribed to the vested units was calculated based upon a value of $4,554 per B unit, which is the value used in calculating stock compensation expense under the authoritative guidance for stock compensation.

Nonqualified Deferred Compensation for 2009

None of our named executive officers are currently in a nonqualified deferred compensation plan.

Pension Benefits for 2009

None of our named executive officers are currently in a defined benefit plan sponsored by us or our subsidiaries or affiliates.

Potential Payments Upon Termination or Change in Control

The following tables show the estimated amount of potential cash severance payable to each of the named executive officers, as well as the estimated value of continuing benefits, based on compensation and benefit levels in effect on December 27, 2009, assuming the executive’s employment terminated effective December 27, 2009. Due to the numerous factors involved in estimating these amounts, the actual value of benefits and amounts to be paid can only be determined upon an executive’s termination of employment.

In the tables below, the value of the accelerated stock vesting was based upon an estimated value of Peak Holdings LLC Class B Units as of December 27, 2009 of $311 each. The value of accelerated stock vesting does not include unvested Class B-2 Units and Class B-3 Units that would vest upon a change of control only if certain internal rate of return targets were met because such targets had not been met as of December 27, 2009. The value of the health and welfare benefits in the tables below was estimated at $1,000 per month.

You should read this section together with the subsection above entitled “ – Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards for 2009-Employment Agreements,” which includes, among other things, definitions of the term[s] “cause” and “constructive termination” used in the tables below with respect to Messrs. Gamgort and Steeneck. The term “change of control” is defined in the applicable employment agreement or severance agreement for each such executive officer. Each of these agreements is filed as an exhibit to this Annual Report on Form 10-K.

Robert J. Gamgort

	Voluntary Termination	Involuntary Termination Without Cause	Termination For Cause	Constructive Termination	Change in Control	Disability	Death

Cash Severance	$—	$2,550,000	$—	$2,550,000	$—	$—	$—
Acceleration of Stock Vesting	—	—	—	—	245,094	—	—
Vested Stock Awards	—	70,027	—	70,027	—	—	—
Health and Welfare Benefits	—	18,000	—	18,000	—	—	—

Total	$—	$2,638,027	$—	$2,638,027	$245,094	$—	$—

Craig Steeneck

	Voluntary Termination	Involuntary Termination Without Cause	Termination For Cause	Constructive Termination	Change in Control	Disability	Death

Cash Severance	$—	$875,000	$—	$875,000	$—	$—	$—
Acceleration of Stock Vesting	—	—	—	—	123,403	—	—
Vested Stock Awards	—	87,456	—	87,456	—	—	—
Health and Welfare Benefits	—	12,000	—	12,000	—	—	—

Total	$—	$974,456	$—	$974,456	$123,403	$—	$—

Edward L. Sutter

	Voluntary Termination	Involuntary Termination Without Cause	Termination For Cause	Constructive Termination	Change in Control	Disability	Death

Cash Severance	$—	$350,000	$—	$—	$—	$—	$—
Acceleration of Stock Vesting	—	—	—	—	49,019	—	—
Vested Stock Awards	—	14,005	—	—	—	—	—
Health and Welfare Benefits	—	—	—	—	—	—	—

Total	$—	$364,005	$—	$—	$49,019	$—	$—

Sally Genster Robling

	Voluntary Termination	Involuntary Termination Without Cause	Termination For Cause	Constructive Termination	Change in Control	Disability	Death

Cash Severance	$—	$340,000	$—	$—	$—	$—	$—
Acceleration of Stock Vesting	—	—	—	—	32,679	—	—
Vested Stock Awards	—	9,337	—	—	—	—	—
Health and Welfare Benefits	—	—	—	—	—	—	—

Total	$—	$349,337	$—	$—	$32,679	$—	$—

Chris L. Kiser

	Voluntary Termination	Involuntary Termination Without Cause	Termination For Cause	Constructive Termination	Change in Control	Disability	Death

Cash Severance	$—	$340,000	$—	$—	$—	$—	$—
Acceleration of Stock Vesting	—	—	—	—	42,016	—	—
Vested Stock Awards	—	28,011	—	—	—	—	—
Health and Welfare Benefits	—	—	—	—	—	—	—

Total	$—	$368,011	$—	$—	$42,016	$—	$—

Compensation of Directors

Our directors who are also our employees or employees of Blackstone receive no additional compensation for their services as director. Mr. Deromedi’s compensation is discussed below under “Director Services Agreement.” Mr. Jimenez and Mr. Silcock, who are neither employees of the Company nor of Blackstone, receive (1) an annual retainer of $30,000 to be paid annually in arrears on April 2nd, (2) an annual payment of $10,000 for serving as Chairman of the Audit Committee (In 2009, Mr. Jimenez was Chairman of the Audit Committee for the 1st Qtr of 2009, Mr. Silcock was Chairman for the 2nd – 4th Qtr of 2009), and (3) an annual option grant with an after-tax value of approximately $50,000.

The table below sets forth information regarding director compensation for the year ended December 27, 2009.

Name	Fees Paid in Cash ($)	Stock Awards (a) ($)	Option Awards (a) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)

Roger Deromedi	$241,442	$227,700	$—	$220,938	$7,881	(c)	$697,961

Joseph Jimenez	32,500	40,986	—	—	—		73,486

Ray Silcock (b)	37,500	40,986	—	—	—		78,486

(a)	Stock Awards and Stock Option Grants, which were valued and expensed in accordance with the authoritative guidance for stock compensation, represent grant date fair value for the Class B-1, Class B-2 and Class B-3 units.
(b)	Mr. Silcock was appointed as a director effective May 13, 2008.
(c)	For Mr. Deromedi, “All other compensation” for includes contributions made by the Company to his 401(k) account and group life insurance in excess of $50,000.

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

A copy of Mr. Deromedi’s original employment agreement is filed as Exhibit 10.5.

On July 13, 2009, Roger K. Deromedi, who served as Executive Chairman of the Board of Directors of the Company, became Non-Executive Chairman. Mr. Deromedi’s annual director fee was reduced from $310,000 to $155,000. All other details of his compensation, duties and authority remained unchanged. The amendment of Mr. Deromedi’s director services agreement is filed as Exhibit 10.35.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of the Class A-1 and Class A-2 Units of our ultimate parent company, Peak Holdings LLC, a Delaware limited liability company, as of December 27, 2009 for (i) each individual or entity known by us to own beneficially more than 5% of the Class A-1 Units or Class A-2 Units of Peak Holdings LLC, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our directors and our executive officers as a group. The Class A-1 Units and the Class A-2 Units have equal voting rights. For additional information about the equity investment by certain members of our senior management, see “Item 10: Directors and Executive Officers of the Registrant—Equity Investment by Chairman and Executive Officers.”

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent
A-1	Blackstone Funds(1)	674,178,549	98%
A-2	Roger Deromedi(2)	4,000,000	*
A-2	Robert J. Gamgort	1,109,579	*
A-2	Craig Steeneck	800,000	*
A-2	Ray Silcock	600,000	*
A-2	Joseph Jimenez	350,000	*
A-2	Edward L. Sutter	250,000	*
A-2	Chris L. Kiser	175,000	*
A-2	Sally Genster Robling	125,000	*
A-2	Directors and Executive Officers as a Group (twelve persons)	8,873,633	1.5%

*	Less than one percent
(1)	Reflects beneficial ownership of 503,200,144 Class A-1 Units held by Blackstone Capital Partners V L.P., 110,119,478 Class A-1 Units held by Blackstone Capital Partners V–A L.P.,36,251,411 Class A-1 Units held by Blackstone Capital Partners V-AC L.P., 17,401,848 Class A-1 Units held by Blackstone Family Investment Partnership V-SMD L.P., 5,848,453 Class A-1 Units held by Blackstone Family Investment Partnership V L.P. and 1,357,215 Class A-1 Units held by Blackstone Participation Partnership V L.P. (collectively, the “Blackstone Funds”). The general partner of all Blackstone Funds is Blackstone Management Associates V L.L.C. BMA V L.L.C. is the sole member of Blackstone Management Associates V L.L.C. Blackstone Holdings III L.P. is the managing member and majority in interest owner of BMA V L.L.C. Blackstone Holdings III L.P. is indirectly controlled by The Blackstone Group L.P. and is owned, directly or indirectly, by Blackstone professionals and The Blackstone Group L.P. The Blackstone Group L.P. is controlled by its general partner, Blackstone Group Management L.L.C., which is in turn wholly owned by Blackstone’s senior managing directors and controlled by its founder Stephen A. Schwarzman. Mr. Schwarzman disclaims beneficial ownership of such Units.
(2)	All of the units are held in a revocable trust for the benefit of Mr. Deromedi.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Advisory Agreement

At the closing of the Blackstone Transaction, we and one or more of our parent companies entered into a transaction and advisory fee agreement with an affiliate of Blackstone pursuant to which such entity or its affiliates will provide certain strategic and structuring advice and assistance to us. In addition, under this agreement, affiliates of Blackstone will provide certain monitoring, advisory and consulting services to us for an aggregate annual management fee equal to the greater of $2.5 million or 1.0% of adjusted EBITDA (as defined in the credit agreement governing our new senior secured credit facilities) for each year thereafter. The management fee was $2.5 million in the 39 weeks ended December 30, 2007, $2.5 million in the fiscal year ended December 28, 2008 and $2.5 million in the fiscal year ended December 27, 2009. The Company reimbursed the Blackstone group out-of-pocket expenses totaling $0.1 million during fiscal year ended December 28, 2008 and an amount totaling less than $0.1 million during fiscal year ended December 27, 2009.

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

In connection with the Birds Eye Acquisition the transaction and advisory fee agreement with an affiliate of Blackstone was updated to include a provision that granted the affiliates a 1% transaction fee based on the transaction purchase price. This fee totaled $14.0 million. Also, there was an advisory fee with an affiliate for $3.0 million. These fees are contained within the $24.1 million of transaction fees discussed in Note 3 to the Consolidated Financial Statements. A copy of this agreement is attached as Exhibit 10.37. Also, as described in Note 3, the Company incurred original issue discount, in connection with the Tranche C Term Loans. A portion of that discount, $0.8 million related to loans from an affiliate of the Blackstone Group.

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

Supplier Costs

Graham Packaging, which is owned by affiliates of the Blackstone Group, supplies packaging for some of the Company’s products. Purchases from Graham Packaging were $8.7 million for the 39 weeks ended December 30, 2007, $11.3 million for the fiscal year ended December 28, 2008 and $6.2 million for the fiscal year ended December 27, 2009.

Customer Purchases

Performance Food Group, which is owned by affiliates of The Blackstone Group, is a food service supplier that purchases products from the Company. Sales to Performance Food Group were $3.9 million for the 39 weeks ended December 30, 2007, $5.0 million for the fiscal year ended December 28, 2008, and $5.2 million for the fiscal year ended December 27, 2009.

Debt and Interest Expense

As of December 30, 2007, $29.8 million of our senior secured term loan was owed to Blackstone Advisors L.P., an affiliate of Blackstone. In addition, for the period April 2, 2007 to December 30, 2007, interest expense recognized in the Consolidated Statements of Operations for debt owed to Blackstone Advisors L.P. totaled $1.5 million. As of December 28, 2008, $34.6 million of our senior secured term loan was owed to Blackstone Advisors L.P., an affiliate of Blackstone. Related party interest for Blackstone Advisors L.P for the fiscal year ended December 28, 2008 was $3.1 million. As of December 27, 2009, $34.2 million of our senior secured term loan was owed to Blackstone Advisors L.P. and $75.0 million was owned by GSO Capital Partners LP, both of whom are affiliates of Blackstone. Related party interest for Blackstone Advisors L.P for the fiscal year ended December 27, 2009 was $1.4 million. There was no related party interest for GSO Capital Partners LP for the fiscal year ended December 27, 2009.

Notes receivable from officers

In connection with the capital contributions at the time of the Birds Eye Acquisition on December 23, 2009, certain members of the Board of Directors and management purchased ownership units of our ultimate parent Peak Holdings LLC. To fund these purchases, certain members of management signed 30 day notes receivable at a market interest rate. The total of the notes receivable were $0.6 million and were fully paid in January 2010.

Tax Sharing Agreement

On November 25, 2003, the Predecessor entered into a tax sharing agreement with Crunch Holding Corp. which provided that we will file U.S. federal income tax returns with Crunch Holding Corp. on a consolidated basis. This agreement further provided that we make distributions to Crunch Holding Corp., and Crunch Holding Corp. makes contributions to us, such that we incurred the expense for taxes generated by our business on the same basis as if we did not file consolidated tax returns. Aurora and its wholly owned subsidiary, Sea Coast, became party to the tax sharing agreement on March 19, 2004. PFF became party to the tax sharing agreement on April 2, 2007. Birds Eye Foods, Inc. and Subsidiaries became a party to the tax sharing agreement effective December 23, 2009.

Director Independence

We have not made a determination that any of our directors is independent under the applicable standards of the New York Stock Exchange or any other standard. Because our securities are not listed on any stock exchange or inter-dealer quotation system, we are not subject to the independence standards of any such exchange or quotation system. In addition, if we were a listed company, we believe we would be eligible for the controlled company exception set forth in Section 303A of the Listed Company Manual of the New York Stock Exchange (if that were the exchange on which we were listed) from the rule that would ordinarily require that a majority of a listed issuer’s board of directors be independent and from certain other rules. If we were subject to the New York Stock Exchange’s standard of independence, we believe that, at a minimum, our Executive Chairman, each of our directors who is an executive officer of our company and each of our directors who is associated with Blackstone, our controlling shareholder, would not be considered independent, including Messrs. Deromedi, Gamgort, Melwani, Overly and Giordano.

Related Person Transactions Prior to the Blackstone Transaction

Office Lease Space

Prior to the Blackstone Transaction, we leased office space owned by Barrington Properties, LLC, which is an affiliate of C. Dean Metropoulos, our former Chairman and Chief Executive Officer. In the 13 weeks ending April 2, 2007 total rent paid under this lease was $26,000. The lease required us to make leasehold improvements of approximately $318,000. The building, which included the office space leased by a subsidiary of the Predecessor, was sold by the owner on January 12, 2004. The lease was amended to reflect that the subsidiary moved to a different building in Greenwich, Connecticut also owned by Barrington Properties, LLC. The lease amendment ran through May 31, 2010. This agreement was terminated in connection with the Blackstone Transaction.

Airplane

In March 2004, our former subsidiary, Pinnacle Foods Management Corporation, entered into an agreement with Fairmont Aviation, LLC, an affiliate of C. Dean Metropoulos, our former Chairman and Chief Executive Officer, whereby Fairmont Aviation, LLC agreed to provide us with use of an aircraft. Subject to each parties’ termination rights, the agreement was scheduled to terminate in March 2010 and could be renewed on a month-to-month basis thereafter. In connection with the use of this aircraft, we paid net operating expenses of $688,000 for the 13 weeks ending April 2, 2007. This agreement was terminated in connection with the Blackstone Transaction.

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

Approval Process

Pursuant to a policy originally adopted by the Audit Committee in November 2007, and reapproved in December 2009, the Audit Committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by PricewaterhouseCoopers, LLP, subject to the de minimis exceptions for permitted non-audit services described in Section 10A(i)(1)(B) of the 1934 Act which are approved by the Committee prior to the completion of the audit. PricewaterhouseCoopers LLP shall not be retained to perform certain prohibited non-audit functions set forth in Section 10A(g) and (h) of the 1934 Act and Rule 2-01(c)(4) of Regulation S-X of the SEC. Such pre-approval can be given as part of the Committee’s approval of the scope of the engagement of PricewaterhouseCoopers LLP or on an individual basis. The approved non-auditing services must be disclosed in the Company’s periodic public reports filed or submitted by it pursuant to Section 15(d) of the 1934 Act. The pre-approval of permitted non-auditing services can be delegated by the Committee to one or more of its members, but the decision must be presented to the full Committee at the next regularly scheduled Committee meeting.

Independent Auditor’s Fees

Aggregate fees, including out-of-pocket expenses, for professional services rendered for the Company by PricewaterhouseCoopers LLP for the fiscal year ended December 27, 2009 and December 28, 2008:

	Fiscal year Ended December 27, 2009	Fiscal year Ended December 28, 2008
	(Dollars in thousands)
Audit	$1,145	$612
Tax	29	—
All other	3	3

Total	$1,177	$615

Audit Fees

Audit fees for fiscal 2009 listed above are the aggregate fees, including out-of-pocket expenses, approved by the audit committee to be paid for professional services rendered by PricewaterhouseCoopers LLP in connection with (i) the audit of the Company’s Consolidated Financial Statements, and our internal control over financial reporting as of and for the year ended December 27, 2009, (ii) the reviews of the Company’s unaudited Consolidated Interim Financial Statements as of March 29, 2009, June 28, 2009 and September 27, 2009, and (iii) assistance in reviewing debt offering documents.

Audit fees for fiscal 2008 listed above are the aggregate fees, including out-of-pocket expenses, approved by the audit committee to be paid for professional services rendered by PricewaterhouseCoopers LLP in connection with (i) the audit of the Company’s Consolidated Financial Statements as of and for the year ended December 28, 2008, and (ii) the reviews of the Company’s unaudited Consolidated Interim Financial Statements as of March 30, 2008, June 29, 2008 and September 28, 2008.

Tax Fees

Tax fees in 2009 consist of fees and out-of-pocket expenses for professional services rendered by PricewaterhouseCoopers in connection with tax research.

All Other Fees

All other fees in 2009 and 2008 consist of accounting research software.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

a)	Documents filed as part of this report

1)	The Consolidated Financial Statements and accompanying reports of our independent registered public accounting firm are included in Item 8 of this 10-K.

2)	Exhibits

Exhibit Number	Description of exhibit

2.1	Agreement and Plan of Merger, dated as of February 10, 2007, by and among Crunch Holding Corp., Peak Holdings LLC and Peak Acquisition Corp. (previously filed as Exhibit 2.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

2.2	Agreement and Plan of Reorganization and Merger, by and between Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003 (previously filed as Exhibit 2.1 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.3	Amendment No. 1, dated January 8, 2004, to the Agreement and Plan of Reorganization and Merger, by and between Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003 (previously filed as Exhibit 2.2 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.4	Agreement and Plan of Merger, dated March 19, 2004, by and between Aurora Foods, Inc. and Pinnacle Foods Holding Corporation (previously filed as Exhibit 2.3 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.5	Asset Purchase Agreement, dated March 1, 2006, by and between The Dial Corporation and Pinnacle Foods Groups Inc. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Group Inc. filed with the SEC on March 1, 2006 (Commission File Number: 333-118390), and incorporated herein by reference).

2.6	Stock Purchase Agreement, dated November 18, 2009, by and between Birds Eye Holdings, LLC, Birds Eye Foods, Inc. and Pinnacle Foods Group LLC (previously filed as Exhibit 2.1 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on November 24, 2009 (Commission File Number: 333-118390), and incorporated herein by reference).

3.1	Pinnacle Foods Finance LLC Certificate of Formation (previously filed as Exhibit 3.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.2	Pinnacle Foods Finance LLC Amended and Restated Limited Liability Company Agreement, dated as of April 2, 2007 (previously filed as Exhibit 3.2 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.3	Pinnacle Foods Finance Corp. Certificate of Incorporation (previously filed as Exhibit 3.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.4	Pinnacle Foods Finance Corp. Bylaws (previously filed as Exhibit 3.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.5	Pinnacle Foods Group LLC Certificate of Formation (previously filed as Exhibit 3.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.6	Pinnacle Foods Group LLC Limited Liability Company Agreement (previously filed as Exhibit 3.6 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.7	Pinnacle Foods International Corp. Certificate of Incorporation. (previously filed as Exhibit 3.7 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.8	Pinnacle Foods International Corp. Bylaws. (previously filed as Exhibit 3.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.9	State of Delaware Certificate of Conversion, dated September 25, 2007, converting Pinnacle Foods Group Inc. from a Corporation to a Limited Liability Company(previously filed as Exhibit 3.9 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.1	Senior Notes Indenture, dated as of April 2, 2007, among the Issuers, the Guarantors and the Trustee (previously filed as Exhibit 4.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.2	Senior Subordinated Notes Indenture, dated as of April 2, 2007, among the Issuers, the Guarantors and the Trustee (previously filed as Exhibit 4.2 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.3	Registrations Rights Agreement, dated as of April 2, 2007, among the Issuers, the Guarantors and Lehman Brothers Inc. and Goldman, Sachs & Co. (previously filed as Exhibit 4.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.4	Form of Rule 144A Global Note, 9.25% Senior Notes due 2015 (previously filed as Exhibit 4.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.5	Form of Regulation S Global Note, 9.25% Senior Notes due 2015 (previously filed as Exhibit 4.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.6	Form of Rule 144A Global Note, 10.625% Senior Subordinated Notes due 2017 (previously filed as Exhibit 4.6 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.7	Form of Regulation S Global Note, 10.625% Senior Subordinated Notes due 2017 (previously filed as Exhibit 4.7 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.8	Credit Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Lehman Commercial Paper Inc., Goldman Sachs Credit Partners L.P. and other lenders party hereto (previously filed as Exhibit 4.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.9	Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.9 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.10	Guaranty, dated as of April 2, 2007, among Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.10 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.11	Intellectual Property Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.11 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.12	Supplemental Senior Notes Indenture, dated as of November 18, 2009, by and among Birds Eye Holdings, Inc., Birds Eye Group, Inc., Kennedy Endeavors Incorporated, Seasonal Employers, Inc., BEMSA Holding, Inc., GLK Holdings, Inc., GLK, LLC, Rochester Holdco, LLC and Wilmington Trust Company, (previously filed as Exhibit 4.1 to the Current Report on Form 8-k of Pinnacle Foods Finance LLC filed with the SEC on December 24, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

4.13	Form of 9 1/4% Senior Notes due 2015 (previously filed as Exhibit 4.2 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on December 24, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

4.14	Registrations Rights Agreement, dated as of December 23, 2009, by and among Pinnacle Foods Finance LLC, Pinnacle Foods Finance Corp., the guarantors and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and Barclays Capital Inc. as the representatives of the initial purchasers (previously filed as Exhibit 4.3 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on December 24, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.1	Debt commitment letter entered into by Pinnacle Foods Finance LLC with Bank of America, N.A., Banc of America Bridge LLC, Banc of America Securities LLC, Barclays Capital, the investment banking division of Barclays Bank PLC, Credit Suisse AG, Credit Suisse Securities (USA) LLC, HSBC Bank USA, National Association, HSBC Securities (USA) Inc., MIHI LLC and Macquarie Capital (USA) Inc., dated November 18, 2009 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on November 24, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.3 +	Employment Agreement, dated April 2, 2007 (Jeffrey P. Ansell) (previously filed as Exhibit 10.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.4 +	Employment Agreement, dated April 2, 2007 (Craig Steeneck) (previously filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.5 +	Director Service Agreement, dated April 2, 2007 (Roger Deromedi) (previously filed as Exhibit 10.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.6	Transaction and Advisory Fee Agreement, dated as of April 2, 2007, between Peak Finance LLC and Blackstone Management Partners V L.L.C. (previously filed as Exhibit 10.6 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.7	Trademark License Agreement by and between The Dial Corporation and Conagra, Inc., dated July 1, 1995 (previously filed as Exhibit 10.33 to the Annual Report on Form 10-K of Pinnacle Foods Group Inc. for the fiscal year ended December 25, 2005 (Commission File Number: 333-118390), and incorporated herein by reference).

10.8	Tax Sharing Agreement, dated as of November 25, 2003, by and among Crunch Holding Corp., Pinnacle Foods Holding Corporation, Pinnacle Foods Corporation, Pinnacle Foods Management Corporation, Pinnacle Foods Brands Corporation, PF Sales (N. Central Region) Corp., PF Sales, LLC, PF Distribution, LLC, PF Standards Corporation, Pinnacle Foods International Corp., Peak Finance Holdings LLC, Pinnacle Foods Finance Corp., Pinnacle Foods Finance LLC and Pinnacle Foods Group LLC (previously filed as Exhibit 10.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.9	Lease, dated May 23, 2001, between Brandywine Operating Partnership, L.P. and Pinnacle Foods Corporation (Cherry Hill, New Jersey) (previously filed as Exhibit 10.25 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.10	Lease, dated August 10, 2001, between 485 Properties, LLC and Pinnacle Foods Corporation (Mountain Lakes, New Jersey); Amendment No. 1, dated November 23, 2001; Amendment No. 2, dated October 16, 2003 (previously filed as Exhibit 10.26 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.11	Swanson Trademark License Agreement (U.S.) by and between CSC Brands, Inc. and Vlasic International Brands Inc., dated as of March 24, 1998 (previously filed as Exhibit 10.27 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-1183900), and incorporated herein by reference).

10.12	Swanson Trademark License Agreement (Non-U.S.) by and between Campbell Soup Company and Vlasic International Brands Inc., dated as of March 26, 1998 (previously filed as Exhibit 10.28 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.13	Technology Sharing Agreement by and between Campbell Soup Company and Vlasic Foods International Inc., dated as of March 26, 1998 (previously filed as Exhibit 10.29 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.14	Amendment to Lease Agreement, dated February 10, 2007 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Group Inc. filed with the SEC on February 15, 2007 (Commission File Number: 333-118390), and incorporated herein by reference).

10.15	Securityholders Agreement, dated as of April 2, 2007, among Peak Holdings LLC and the other parties hereto (previously filed as Exhibit 10.15 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.16 +	Peak Holdings LLC 2007 Unit Plan, effective as of April 2, 2007 (previously filed as Exhibit 10.16 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.17 +	Peak Holdings LLC Form of Award Management Unit Subscription Agreement (previously filed as Exhibit 10.17 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.18	Securityholders Agreement, dated as of September 21, 2007 among Crunch Holding Corp. and the other parties hereto (previously filed as Exhibit 10.18 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.19 +	Crunch Holding Corp. 2007 Stock Incentive Plan, effective as of August 8, 2007 (previously filed as Exhibit 10.19 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.20 +	Crunch Holding Corp. 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.20 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.21	Trademark License Agreement, dated as of July 9, 1996, by and between The Quaker Oats Company, The Quaker Oats Company of Canada Limited and Van de Kamp’s, Inc. (previously filed as Exhibit 10.21 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.22 +	Enhanced Target Annual Bonus letter, dated June 11, 2007 (Craig Steeneck) (previously filed as Exhibit 10.22 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.23 +	Supplemental Peak Holdings LLC Management Unit Subscription Agreement, dated June 11, 2007 (Craig Steeneck) (previously filed as Exhibit 10.23 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.24 +	Modification of the Enhanced Target Annual Bonus letter, dated February 27, 2009 (Craig Steeneck) (previously filed as Exhibit 10.24 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.25 +	Modification of the Supplemental Peak Holdings LLC Management Unit Subscription Agreement, dated February 27, 2009 (Craig Steeneck) (previously filed as Exhibit 10.25 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.26 +	Modification of the Peak Holdings LLC Form of Award Management Unit Subscription Agreement (previously filed as Exhibit 10.26 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.27 +	Modification of the Crunch Holding Corp. 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.27 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.28 +	Employment offer letter, dated December 11, 2003 (Chris L. Kiser) (previously filed as Exhibit 10.28 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.29 +	Severance benefit letter, dated October 7, 2008 (Chris L. Kiser) (previously filed as Exhibit 10.29 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.30 +	Employment offer letter dated May 25, 2001 (Lynne M. Misericordia) (previously filed as Exhibit 10.30 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.31 +	Employment offer letter dated May 25, 2001 (M. Kelley Maggs) (previously filed as Exhibit 10.31 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.32 +	Separation Agreement, dated July 31, 2009 (Jeffrey P. Ansell). Previously filed as Exhibit 10.32 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.33 +	Employment Agreement, dated July 13, 2009 (Robert J. Gamgort). Previously filed as Exhibit 10.33 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.34 +	Peak Holdings LLC Management Unit Subscription Agreement, dated July 13, 2009 (Robert J. Gamgort). Previously filed as Exhibit 10.34 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.35 +	Amendment to Director Services Agreement, dated July 31, 2009 (Roger Deromedi). Previously filed as Exhibit 10.35 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.36	Second Amendment to the Credit Agreement, dated December 23, 2009, by and among Pinnacle Foods Finance LLC, Peak Finance Holdings LLC, Barclays Bank PLC, the Revolving Commitment Increase Lenders, the Tranche C Term Lenders and the Guarantors. Previously filed as Exhibit 10.2 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on December 24, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.37	Amended and Restated Transaction and Advisory Fee Agreement, dated as of November 18, 2009, between Peak Finance LLC and Blackstone Management Partners V L.L.C. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on December 24, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.38	Employment offer letter dated November 24, 2008 (Edward L. Sutter)

10.39	Employment offer letter dated October 28, 2008 (Sally Genster Robling)

12.1	Computation of Ratios of Earnings to Fixed Charges.

24.1	Power of Attorney (included in signature page) (previously filed as Exhibit 24.1 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

+	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
(A)	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Form 10-Q and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FOODS FINANCE LLC

By:	/S/ CRAIG STEENECK
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	March 23, 2010

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ ROGER DEROMEDI	Chairman of the Board and Director	March 23, 2010
By: Roger Deromedi

/S/ ROBERT J. GAMGORT	Chief Executive Officer and Director	March 23, 2010
By: Robert J. Gamgort	(Principal Executive Officer)

/S/ JASON GIORDANO	Director	March 23, 2010
By: Jason Giordano

/S/ JOSEPH JIMENEZ	Director	March 23, 2010
By: Joseph Jimenez

/S/ PRAKASH A. MELWANI	Director	March 23, 2010
By: Prakash A. Melwani

/S/ JEFF OVERLY	Director	March 23, 2010
By: Jeff Overly

/S/ RAYMOND P. SILCOCK	Director	March 23, 2010
By: Raymond P. Silcock

/S/ CRAIG STEENECK	Executive Vice President and Chief Financial Officer	March 23, 2010
By: Craig Steeneck	(Principal Financial Officer and Principal Accounting Officer)