Form 10-Q
period 2010-03-28
Pinnacle Foods Finance LLC
filed 2010-05-12
CIK 1420566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2010

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

Yes  ☐    No   ☑

As of May 12, 2010, there were outstanding 100 shares of common stock, par value $0.01 per share, of the Registrant.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

Unaudited consolidated financial statements begin on the following page

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(thousands of dollars)

	Three months ended
	March 28, 2010	March 29, 2009
Net sales	$656,436	$427,408
Cost of products sold	500,706	339,993

Gross profit	155,730	87,415
Operating expenses
Marketing and selling expenses	52,837	34,355
Administrative expenses	33,930	13,529
Research and development expenses	2,346	1,010
Other expense (income), net	4,523	4,197

Total operating expenses	93,636	53,091

Earnings before interest and taxes	62,094	34,324
Interest expense	55,211	29,610
Interest income	87	4

Earnings before income taxes	6,970	4,718
Provision for income taxes	3,040	6,818

Net earnings (loss)	$3,930	$(2,100)

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(thousands of dollars)

	March 28, 2010	December 27, 2009
Current assets:
Cash and cash equivalents	$126,482	$73,874
Accounts receivable, net	193,927	158,004
Inventories, net	319,034	389,967
Other current assets	28,208	26,960
Deferred tax assets	41,186	25,670

Total current assets	708,837	674,475
Plant assets, net	411,994	412,208
Tradenames	1,658,812	1,658,812
Other assets, net	225,910	233,823
Goodwill	1,559,180	1,559,180

Total assets	$4,564,733	$4,538,498

Current liabilities:
Short-term borrowings	$1,103	$1,232
Current portion of long-term obligations	2,054	38,228
Accounts payable	119,626	130,360
Accrued trade marketing expense	53,371	49,048
Accrued liabilities	174,362	130,035
Accrued income taxes	5,394	455

Total current liabilities	355,910	349,358
Long-term debt (includes $111,238 and $109,237 owed to related parties)	2,856,472	2,849,251
Pension and other postretirement benefits	83,551	82,437
Other long-term liabilities	40,373	39,383
Deferred tax liabilities	352,326	343,716

Total liabilities	3,688,632	3,664,145
Commitments and contingencies
Shareholder’s equity:
Pinnacle Common stock: par value $.01 per share, 100 shares authorized, issued 100 shares	—	—
Additional paid-in-capital	693,394	693,196
Notes receivable from officers	—	(565)
Retained earnings	229,243	225,313
Accumulated other comprehensive (loss) income	(46,536)	(43,591)

Total shareholder’s equity	876,101	874,353

Total liabilities and shareholder’s equity	$4,564,733	$4,538,498

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(thousands of dollars)

	Three months ended
	March 28, 2010	March 29, 2009
Cash flows from operating activities
Net earnings (loss) from operations	$3,930	$(2,100)
Non-cash charges (credits) to net earnings (loss)
Depreciation and amortization	19,879	14,587
Amortization of debt acquisition costs	3,537	1,184
Amortization of deferred mark-to-market adjustment on terminated swaps	1,033	1,312
Amortization of discount on term loan	688	—
Change in value of financial instruments	(8)	697
Stock-based compensation charge	205	227
Postretirement healthcare benefits	24	(6)
Pension expense	811	740
Other long-term assets	18	(1,350)
Other long-term liabilities	1,778	1,360
Deferred income taxes	(3,967)	7,486
Changes in working capital
Accounts receivable	(35,817)	(22,747)
Inventories	71,100	24,011
Accrued trade marketing expense	4,261	(866)
Accounts payable	(5,758)	17,118
Accrued liabilities	41,489	6,790
Other current assets	(985)	(2,323)

Net cash provided by operating activities	102,218	46,120

Cash flows from investing activities
Capital expenditures	(14,534)	(12,858)

Net cash used in investing activities	(14,534)	(12,858)

Cash flows from financing activities
Change in bank overdrafts	(5,140)	—
Repayment of capital lease obligations	(322)	(61)
Repayment of notes receivable from officers	565	—
Reductions of equity contributions	(8)	—
Debt acquisition costs	(17)	—
Borrowings under revolving credit facility	—	12,584
Repayments of revolving credit facility	—	(38,584)
Proceeds from short-term borrowing	497	—
Repayments of short-term borrowing	(626)	(130)
Repayments of long term obligations	(30,143)	(3,125)

Net cash used in financing activities	(35,194)	(29,316)

Effect of exchange rate changes on cash	118	(24)
Net change in cash and cash equivalents	52,608	3,922
Cash and cash equivalents - beginning of period	73,874	4,261

Cash and cash equivalents - end of period	$126,482	$8,183

Supplemental disclosures of cash flow information:
Interest paid	$25,413	$23,316
Interest received	87	4
Income taxes paid	8	201
Non-cash investing activity:
Capital lease additions	(822)	—

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)

(thousands of dollars, except share amounts)

			Additional Paid In Capital	Notes Receivable From Officers	Retained earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Shareholder’s Equity
	Common Stock
	Shares	Amount
Balance at December 28, 2008	100	$—	$427,323	$—	$(77,290)	$(42,460)	$307,573

Equity related compensation			227				227
Comprehensive income:
Net loss					(2,100)		(2,100)
Swap mark to market adjustments						(5,819)	(5,819)
Amortization of deferred mark-to-market adjustment on terminated swaps						1,312	1,312
Foreign currency translation						(740)	(740)

Total comprehensive loss							(7,347)

Balance at March 29, 2009	100	$—	$427,550	$—	$(79,390)	$(47,707)	$300,453

Balance at December 27, 2009	100	$—	$693,196	$(565)	$225,313	$(43,591)	$874,353

Equity contribution:
Cash			—				—
Reduction in equity contributions			(7)				(7)
Equity related compensation			205				205
Notes receivable from officers				565			565
Comprehensive income:
Net loss					3,930		3,930
Swap mark to market adjustments						(4,182)	(4,182)
Amortization of deferred mark-to-market adjustment on terminated swaps						1,033	1,033
Foreign currency translation						204	204

Total comprehensive loss							985

Balance at March 28, 2010	100	$—	$693,394	$—	$229,243	$(46,536)	$876,101

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

1.	Summary of Business Activities

Business Overview

Pinnacle Foods Finance LLC (hereafter referred to as the “Company” or “PFF”) is a leading manufacturer, marketer and distributor of high quality, branded convenience food products, the products and operations of which are managed and reported in three operating segments: (i) Birds Eye Frozen, (ii) Duncan Hines Grocery and (iii) Specialty Foods. Our United States retail frozen vegetables (Birds Eye®), single-serve frozen dinners and entrées (Hungry-Man®, Swanson®), multi-serve frozen dinners and entrées (Birds Eye Voila!®), frozen seafood (Van de Kamp’s®, Mrs. Paul’s®), frozen breakfast (Aunt Jemima®), bagels (Lender’s®), and frozen pizza (Celeste®) will be reported in the Birds Eye Frozen Division. Our baking mixes and frostings (Duncan Hines®), shelf-stable pickles, peppers and relish (Vlasic®), barbeque sauces (Open Pit®), pie fillings (Comstock®, Wilderness®), syrups (Mrs. Butterworth’s® and Log Cabin®), salad dressing (Bernstein’s®), canned meat (Armour®, Nalley®, Brooks®) and all Canadian Operations will be reported in the Duncan Hines Grocery Division. The Specialty Foods Division will consist of snack products (Tim’s Cascade® and Snyder of Berlin®) and our food service and private label businesses.

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

On December 23, 2009 Pinnacle Foods Group LLC (“PFG LLC”), formerly known as PFGI, a subsidiary of PFF, purchased all of the outstanding common stock of Birds Eye Foods, Inc. (“Birds Eye”) (the “Birds Eye Acquisition”). See Note 3, for a full description of the transaction and brands of Birds Eye.

2.	Interim Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of March 28, 2010, the results of operations for the three months ended March 28, 2010 and March 29, 2009, and the cash flows for the three months ended March 28, 2010 and March 29, 2009. The results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 27, 2009.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

3.	Acquisition

Acquisition of Birds Eye Foods, Inc.

On December 23, 2009, our wholly owned subsidiary, Pinnacle Foods Group LLC acquired all of the common stock of Birds Eye. Birds Eye’s product offering includes an expanding platform of healthy, high-quality frozen vegetables and frozen meals and a portfolio of primarily branded specialty foods which are highly-complimentary to Pinnacle’s existing product offerings. Frozen products are marketed under the Birds Eye brand name. Birds Eye markets traditional boxed and bagged frozen vegetables, as well as steamed vegetables using innovative steam-in-packaging technology, under the Birds Eye and Birds Eye Steamfresh brands. Birds Eye’s complete bagged meals, marketed primarily under the family-oriented Birds Eye Voila! brand, offer consumers value-added meal solutions that include a protein, starch, and vegetables in one convenient package. Birds Eye’s branded specialty food products hold leading market share positions in their core geographic markets, and include Comstock and Wilderness fruit pie fillings and toppings, Brooks and Nalley chili and chili ingredients, and snack foods by Tim’s Cascade and Snyder of Berlin.

The authoritative guidance for business combinations and goodwill and other intangible assets which established accounting and reporting for business combinations requires that all business combinations be accounted for using the purchase method of accounting. The guidance for goodwill and other intangible assets provides that goodwill and other intangible assets with indefinite lives not to be amortized, but tested for impairment on an annual basis.

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

Based upon the allocation, the value assigned to intangible assets and goodwill totaled $1,367.9 million. Of the total intangible assets, $48.0 million has been assigned to distributor relationships. Distributor relationships are being amortized on an accelerated basis over 30 years, which life was based on an attrition rate based on industry experience which management believes is appropriate in the Company’s circumstances. The Company has also assigned $750.0 million to the value of the tradenames acquired, of which $624.0 million is allocated to the Birds Eye Frozen segment, $90.0 million is allocated to the Duncan Hines Grocery segment and $36.0 million is allocated to the Specialty Foods segment. The values of the tradenames are not subject to amortization but are reviewed annually for impairment. Goodwill, which is also not subject to amortization, totaled $565.0 million, of which $304.6 million is allocated to the Birds Eye Frozen segment, $107.2 million is allocated to the Duncan Hines Grocery segment and $153.2 million is allocated to the Specialty Foods segment. No new tax-deductible goodwill or intangible assets were created as a result of the Birds Eye Acquisition, but historical tax-deductible goodwill and intangible assets in the amount of $79.4 million existed as of the closing of the Birds Eye Acquisition.

In accordance with the requirements of the purchase method of accounting for acquisitions, inventories obtained in the Birds Eye Acquisition were required to be valued at fair value (net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity), which is $37.6 million higher than historical manufacturing cost. Cost of products sold for the three months ended March 28, 2010 and the fiscal year ended December 27, 2009 includes pre-tax charges of $17.3 million and $0.5 million, respectively, related to the finished products at December 23, 2009, which were subsequently sold. The remaining $19.8 million will be recognized principally in the second and third quarters of 2010.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

The Birds Eye Acquisition was financed through borrowings of $850.0 million in term loans (“the Tranche C Term Loans”), $300.0 million of 9  1/4 Senior Notes due 2015 (the “Senior Notes”), a $260.0 million equity contribution from The Blackstone Group L.P., a $3.1 million investment from members of the board and management, less transaction costs of $0.2 million and $24.1 million in the three months ended March 28, 2010 and fiscal year ended December 27, 2009, respectively, and deferred financing costs of $40.2 million. Included in the transaction costs of $0.2 million for the three months ended March 28, 2010 are primarily legal, accounting and other professional fees. Included in the transaction costs of $24.1 million for the fiscal year ended December 27, 2009 are: $19.3 million in merger, acquisition and advisory fees, $4.0 million in legal, accounting and other professional fees and $0.8 million in other costs. The costs are recorded in Other expense (income), net in the Consolidated Statements of Operations. The Company also incurred $11.8 million in original issue discount, in connection with the Tranche C Term Loans. This is recorded in Long-term debt on the Consolidated Balance Sheet and is being amortized over the life of the loan using the effective interest method which is consistent with the authoritative guidance for debt with conversion and other options

Pro forma Information

The following schedule includes consolidated statements of operations data for the unaudited pro forma results for the three months ended March 29, 2009 as if the Birds Eye Acquisition had occurred as of the beginning of fiscal 2009. The pro forma information includes the actual results with pro forma adjustments for the change in interest expense related to the Birds Eye Acquisition, purchase accounting adjustments related to fixed assets, intangible assets, pension and other post-employment benefit liabilities, and related adjustments to the provision for income taxes.

The unaudited pro forma information is provided for illustrative purposes only. It does not purport to represent what the consolidated results of operations would have been had the Birds Eye Acquisition occurred on the date indicated above, nor does it purport to project the consolidated results of operations for any future period or as of any future date.

Three Months ended March 29, 2009 (unaudited)
Net sales	$655,794
Earnings before interest and taxes	$62,929
Net earnings	$429

4.	Fair Value Measurements

In January of 2010, the FASB updated the authoritative guidance for fair value disclosure. The updated guidance requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and activity within Level 3 of the fair value hierarchy. The update provides amendments to the level of disaggregation that an entity should provide in each class of assets and liabilities, as well as disclosures about the inputs and valuation techniques used to measure fair value.

In the first quarter of 2009, the Company adopted the authoritative guidance for fair value disclosure as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. The guidance for nonfinancial assets and nonfinancial liabilities defines fair value, establishes a framework for fair value disclosure in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this guidance apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of the authoritative guidance for fair value disclosure, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Company’s consolidated financial statements. The provisions of the authoritative guidance for fair value disclosure will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of the guidance.

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

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the Company’s assumptions.

The Company’s population of financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value As of March 28, 2010	Fair Value Measurements Using Fair Value Hierarchy			Fair Value As of December 27, 2009	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate derivatives	$1	$—	$1	$—	$165	$—	$165	$—
Foreign currency derivatives	—	—	—	—	—	—	—	—
Heating oil derivatives	—	—	—	—	25	—	25	—
Diesel fuel derivatives	1,237	—	1,237	—	902	—	902	—

Total assets at fair value	$1,238	$—	$1,238	$—	$1,092	$—	$1,092	$—

Liabilities
Interest rate derivatives	$27,178	$—	$27,178	$—	$21,145	$—	$21,145	$—
Foreign currency derivatives	3,021	—	3,021	—	2,522	—	2,522	—
Natural gas derivatives	374	—	374	—	57	—	57	—

Total liabilities at fair value	$30,573	$—	$30,573	$—	$23,724	$—	$23,724	$—

The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk.

Below are descriptions of the techniques used to estimate the fair value of financial instruments on the Company’s financial statements as of March 28, 2010.

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of March 28, 2010 or December 27, 2009.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

5.	Other Expense (Income), net

	Three months ended
	March 28, 2010	March 29, 2009
Other expense (income), net consists of:
Amortization of intangibles/other assets	$4,291	$4,197
Birds Eye Acquisition merger-related costs	232	—

Total other expense (income), net	$4,523	$4,197

Birds Eye Acquisition merger-related costs. In connection with the Birds Eye Acquisition, as described in Note 3, the Company incurred costs of $232 in the three months ended March 28, 2010. These costs relate primarily to legal, accounting and other professional fees.

6.	Inventories

	March 28, 2010	December 27, 2009
Raw materials, containers and supplies	$43,618	$41,523
Finished product	279,254	350,424

	322,872	391,947
Reserves	(3,838)	(1,980)

Total	$319,034	$389,967

Reserves represent amounts necessary to adjust the carrying value of inventories to the lower of cost or net realizable value, including any costs to sell or dispose.

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

In the fourth quarter of 2009, in connection with the Birds Eye Acquisition, inventories were required to be valued at fair value, which is $37.6 million higher than historical manufacturing cost. Cost of products sold for the three months ended March 28, 2010 and the fiscal year ended December 27, 2009 includes pre-tax charges of $17.3 million and $0.5 million, respectively, related to the finished products at December 23, 2009, which were subsequently sold. The remaining $19.8 million will be recognized principally in the second and third quarters of 2010.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

7.	Goodwill and Other Assets

Goodwill by segment is as follows:

	Birds Eye Frozen	Duncan Hines Grocery	Specialty Foods	Total
Balance, December 27, 2009	$606,512	$708,922	$243,746	$1,559,180

Balance, March 28, 2010	$606,512	$708,922	$243,746	$1,559,180

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

The Blackstone Transaction was accounted for in accordance with the authoritative guidance for business combinations and resulted in $996,546 in goodwill for PFF, as of April 2, 2007.

The Birds Eye Acquisition was accounted for in accordance the authoritative guidance for business combinations and resulted in $565,013 in goodwill, as of December 27, 2009.

In the first quarter of 2010, we implemented a reorganization of the Company’s products into three operating segments: Birds Eye Frozen, Duncan Hines Grocery and Specialty Foods. Our United States retail frozen vegetables (Birds Eye®), single-serve frozen dinners and entrées (Hungry-Man®, Swanson®), multi-serve frozen dinners and entrées (Birds Eye Voila!®), frozen seafood (Van de Kamp’s®, Mrs. Paul’s®), frozen breakfast (Aunt Jemima®), bagels (Lender’s®), and frozen pizza (Celeste®) will be reported in the Birds Eye Frozen Division. Our baking mixes and frostings (Duncan Hines®), shelf-stable pickles, peppers and relish (Vlasic®), barbeque sauces (Open Pit®), pie fillings (Comstock®, Wilderness®), syrups (Mrs. Butterworth’s® and Log Cabin®), salad dressing (Bernstein’s®), canned meat (Armour®, Nalley®, Brooks®) and all Canadian Operations will be reported in the Duncan Hines Grocery Division. The Specialty Foods Division will consist of snack products (Tim’s Cascade® and Snyder of Berlin®) and our food service and private label businesses.

As a result of the reorganization, the goodwill reallocation by segment resulted in $606,512 allocated to the Birds Eye Frozen segment, $708,922 allocated to the Duncan Hines Grocery segment and $243,746 allocated to the Specialty Foods segment.

The authoritative guidance for accounting for goodwill states that impairment is to be tested on an annual basis, unless an event occurs that could potentially reduce the fair value of a reporting unit below its book value. The Company’s reorganization into new segments constituted such a change and goodwill was tested for impairment which resulted in no impairment charges.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Other Assets, net

	March 28, 2010	December 27, 2009
Amortizable intangibles, net of accumulated amortization of $56,939 and $52,648, respectively	$171,548	$175,698
Deferred financing costs, net of accumulated amortization of $27,369 and $23,833, respectively	53,377	56,897
Foreign currency swap (See Note 14)	80	165
Notes receivable - Roskam Baking	843	1,009
Other	62	54

Total	$225,910	$233,823

In fiscal 2007, the Blackstone Transaction was accounted for in accordance with the authoritative guidance for business combinations and resulted in $175,471 in amortizable intangibles for PFF; $52,810 was allocated to recipes with a life of ten years and $122,661 was allocated to customer relationships with useful lives ranging between 7 and 40 years.

In fiscal 2009, the Birds Eye Acquisition was accounted for in accordance with the authoritative guidance for business combinations and resulted in $53,016 in amortizable intangibles: $48,141 in distributor relationship and $4,875 in license agreement. The distributor relationships have a useful life of 30 years. The license agreement has a useful life of 6.5 years.

Amortization during the three months ended March 28, 2010 and March 29, 2009 was $4,291 and $4,197, respectively. Estimated amortization expense for each of the next five years and thereafter is as follows: remainder of 2010 - $12,877, 2011 - $16,167, 2012 - $15,808, 2013 - $15,471, 2014 - $12,188 and thereafter - $99,037.

Deferred financing costs, which relate to the Senior Secured Credit Facility, Senior Notes and Senior Subordinated Notes entered into in connection with the Blackstone Transaction, amounted to $40,567. Deferred financing costs in connection with the Birds Eye Acquisition, amounted to $40,179. Amortization of the deferred financing costs during the three months ended March 28, 2010 and March 29, 2009 was $3,536 and $1,184, respectively.

In February 2009, the Company entered into an agreement with Roskam Baking, which began co-packing certain Duncan Hines products in April 2009. This agreement included a provision to loan Roskam $1,900. As of March 28, 2010 the balance of the notes receivable is $1,393, of which $550 is recorded on the Consolidated Balance Sheet in Other Current Assets and $843 is recorded in Other Assets, net. This loan is being paid back to the Company based on cases produced and will be paid back in no longer than 5 years.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

8.	Restructuring Charges

Rochester, NY Office

The Rochester, NY office is the former headquarters of Birds Eye Foods, Inc. which was acquired by PFG on December 23, 2009, as described in Note 3. In connection with the consolidation of activities into PFG’s New Jersey offices, the Rochester office will be closed. Notification letters under the Worker Adjustment and Retraining Notification (WARN) Act of 1988 were issued in the first quarter of 2010. Activities related to the closure of the Rochester office will begin in the 2nd quarter of 2010 and will result in the elimination of approximately 200 positions.

In accordance with the authoritative guidance with respect to accounting for costs associated with exit or disposal activities, the full cost of termination benefits of $7,587 related to employees who will not be retained beyond the minimum retention period were recorded in the first quarter and the full cost of termination benefits of $5,360 related to employees who will be retained beyond the minimum retention period will be recorded in the future service periods. Of the $5,360, $1,146 was recorded in the first quarter, and $2,455, $1,486 and $273 is expected to be recorded in the 2nd quarter, 3rd quarter and 4th quarter, respectively.

The total cost of termination benefits recorded in the first quarter of 2010 was $8,733 and was recorded in the segments as follows: Birds Eye Frozen segment $6,172, Duncan Hines Grocery segment $1,591 and Specialty Foods segment $970.

The following table summarizes restructuring charges accrued as of March 28, 2010. These amounts are recorded in our Consolidated Balance Sheets, of which $6,654 is recorded in Accrued liabilities and $2,079 is recorded in Other long-term liabilities.

Description	Balance at March 27, 2010
Employee severance	$8,733

Total	$8,733

9.	Debt and Interest Expense

	March 28, 2010	December 27, 2009
Short-term borrowings
- Revolving Credit Facility	$—	$—
- Notes payable	1,103	1,232

Total short-term borrowings	1,103	1,232

Long-term debt
- Senior secured credit facility - term loans	$1,199,422	$1,221,875
- Senior secured credit facility - Tranche C term loans	842,310	850,000
- 9.25% Senior notes	625,000	625,000
- 10.625% Senior subordinated notes	199,000	199,000
- Unamortized discount on long term debt	(11,034)	(11,722)
- Capital lease obligations	3,827	3,326

	2,858,525	2,887,479
Less: current portion of long-term obligations	2,053	38,228

Total long-term debt	$2,856,472	$2,849,251

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Interest expense

	Three months ended
	March 28, 2010	March 29, 2009
Third party interest expense	$45,704	$22,934
Related party interest expense	527	634
Amortization of debt acquisition costs	3,536	1,184
Amortization of deferred mark-to-market adjustment on terminated swap (Note 11)	1,033	1,312
Interest rate swap (gains) losses (Note 11)	4,411	3,546

Total interest expense	$55,211	$29,610

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

There were no borrowings outstanding under the Revolving Credit Facility as of March 28, 2010 and December 27, 2009.

The total amount of the Term Loans and the Tranche C Term Loans that were owed to affiliates of the Blackstone Group as of March 28, 2010 and December 27, 2009, was $111,238 and $109,237, respectively.

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

The applicable margins with respect to the Company’s Senior Secured Credit Facility vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on the Company’s leverage ratio as defined in the credit agreement. The applicable margins with respect to the Senior Secured Credit Facility are currently:

Applicable Margin (per annum)

Revolving Credit Facilty and Letters of Credit			Term Loans		Tranche C Term Loans
Eurocurrency Rate for Revolving Loans and Letter of Credit Fees	Base Rate for Revolving Loans	Commitment Fees Rate	Eurocurrency Rate for Term Loans	Base Rate for Term Loans	Eurocurrency Rate for - Term Loan C	Base Rate for - Term Loan C
2.75%	1.75%	0.50%	2.75%	1.75%	5.00%	4.00%

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

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility. For the three months ended March 28, 2010 and March 29, 2009, the weighted average interest rate on the term loan was 4.87% and 3.33%, respectively. For the three months March 29, 2009, the weighted average interest rate on the Revolving Credit Facility was 3.29%. As of March 28, 2010 and March 29, 2009, the Eurodollar interest rate on the term loan facility was 4.78% and 3.25%, respectively.

The Company pays a fee for all outstanding letters of credit drawn against the Revolving Credit Facility at an annual rate equivalent to the Applicable Margin then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility cannot exceed $50,000 as of March 24, 2010 (previously $25,000). As of March 28, 2010 and December 27, 2009, the Company had utilized $24,791 and $22,072, respectively of the Revolving Credit Facility for letters of credit. As of March 28, 2010, were no borrowings under the Revolving Credit Facility, therefore, of the $150,000 Revolving Credit Facility available, the Company had an unused balance of $125,209 available for future borrowing and letters of credit. As of December 27, 2009, there were no borrowings under the Revolving Credit Facility, therefore, of the $150,000 Revolving Credit Facility available, the Company had an unused balance of $127,928 available for future borrowing and letters of credit. The remaining amount that can be used for letters of credit as of March 28, 2010 and December 27, 2009 was $25,209 and $2,928, respectively. As of December 27, 2009, the Company was unable to use the Revolving Credit Facility for a $9,175 letter of credit and instead had to deposit cash collateral for that amount. The cash collateral deposit also existed at March 28, 2010. Total letters of credit as of March 28, 2010 and December 27, 2009 were $33,966 and $31,247, respectively.

In accordance with the “Excess Cash Flow” requirements of the Senior Secured Credit Facility the Company made a mandatory prepayment of the Term Loans of $27.0 million in March 2010.

The Term Loans mature in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the term loan outstanding as of March 28, 2010 are no payment in 2010, $2.5 million in 2011, $12.5 million in 2012, $12.5 million in 2013 and $1,171.9 million in 2014. The Tranche C Term Loans matures in quarterly 0.25% installments from January 2010 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the Tranche C Term Loans outstanding as of December 27, 2009 are no payment in 2010, $7.2 million in 2011, $8.5 million in 2012, $8.5 million in 2013 and $818.1 million in 2014.

On April 2, 2007, as part of the Blackstone Transaction described in Note 1, the Company issued $325.0 million of 9.25% Senior Notes (the “Senior Notes”) due 2015, and $250.0 million of 10.625% Senior Subordinated Notes (the “Senior Subordinated Notes”) due 2017. On December 23, 2009, as part of the Birds Eye Acquisition described in Note 3, the Company issued an additional $300 million of 9.25% Senior Notes due in 2015 (the “Additional Senior Notes”). The Senior Notes and the Additional Senior Notes are collectively referred to herein as Senior Notes. The Senior Notes are general unsecured obligations of the Company, effectively subordinated in right of payment to all existing and future senior secured indebtedness of the Company and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company. The Senior Subordinated Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company. See Note 17 of the Consolidated Financial Statements for Guarantor and Nonguarantor Financial Statements.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

The estimated fair value of the Company’s long-term debt, including the current portion, as of March 28, 2010, is as follows:

	March 28, 2010
Issue	Recorded Amount	Fair Value
Senior Secured Credit Facility - Term Loans	$1,199,422	$1,157,442
Senior Secured Credit Facility - Tranche C Term Loans	842,310	850,733
9.25% Senior Notes	625,000	645,313
10.625% Senior Subordinated Notes	199,000	210,940

	$2,865,732	$2,864,428

The fair value is based on the quoted market price for such notes and borrowing rates currently available to the Company for loans with similar terms and maturities.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

10.	Pension and Retirement Plans

Pinnacle Foods Pension Plan

The Company maintains a noncontributory defined benefit pension plan (“Pinnacle Foods Pension Plan”) that covers eligible union employees and provides benefits generally based on years of service and employees’ compensation. The Pinnacle Foods Pension Plan is funded in conformity with the funding requirements of applicable government regulations. Plan assets consist principally of cash equivalent, equity and fixed income common collective trusts. Plan assets do not include any of the Company’s own equity or debt securities. In fiscal 2010, the Company expects to make contributions of $5.6 million to the Pinnacle Foods Pension Plan, of which $0.6 million was made in the first quarter of 2010. The Company made contributions to the pension plan totaling $2.8 million in fiscal 2009, of which $0.4 million was made in the first quarter of 2009.

The following represents the components of net periodic benefit costs:

Pension Benefits

	Pinnacle Foods Pension Plan Pension Benefits Three months ended
	March 28, 2010	March 29, 2009
Service cost	$477	$451
Interest cost	1,142	1,111
Expected return on assets	(870)	(774)
Amortization of:
prior service cost	35	35
loss	222	344

Net periodic benefit cost	$1,006	$1,167

Birds Eye Foods Pension Plan

The Company’s Birds Eye Foods Pension Plan (“Birds Eye Foods Pension Plan”) consists of hourly and salaried employees and has primarily noncontributory defined-benefit schedules. In September 2001, this plan was amended to freeze benefit accruals for salaried employees effective September 28, 2001. Salaried participants who, on that date, were actively employed and who had attained age 40, completed 5 years of vesting service, and whose sum of age and vesting services was 50 or more, were grandfathered. Grandfathered participants were entitled to continue to earn benefit service in accordance with the provisions of the plan with respect to periods of employment after September 28, 2001 but in no event beyond September 28, 2006. In the first quarter of 2010, benefits of certain hourly employees were frozen. The curtailment gain recorded in the first quarter was $64.

The Company maintains an Excess Benefit Retirement Plan which serves to provide employees with the same retirement benefit they would have received from the Company’s retirement plan under the career average base pay formula, but for changes required under the 1986 Tax Reform Act and the compensation limitation under Section 401(a)(17) of the Internal Revenue Code having been revised in the 1992 Omnibus Budget Reform Act. This plan was amended to freeze benefit accruals effective September 28, 2001. Participants who, on that date, were actively employed and who had attained age 40, completed 5 years of vesting service, and whose sum of age and vesting services was 50 or more, were grandfathered. Grandfathered participants were entitled to continue to earn benefit service in accordance with the provisions of the plan with respect to periods of employment after September 28, 2001 but in no event beyond September 28, 2006.

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

In fiscal 2010, the Company expects to make contributions of $2.7 million to the Birds Eye Foods Pension Plan. No contributions were made for the Birds Eye Foods Pension Plan in the three months ended March 28, 2010.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pension Benefits

Birds Eye Foods Pension Plan Pension Benefits Three months ended March 28, 2010
Service cost	$530
Interest cost	2,099
Expected return on assets	(2,021)
Amortization of:
curtailment gain	(64)

Net periodic benefit cost	$544

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

	Pinnacle Foods Other Postretirement Benefits Plan Three months ended
	March 28, 2010	March 29, 2009
Interest cost	$5	$5
Amortization of:
Net actuarial gain	(11)	(11)

Net periodic benefit cost	$(6)	$(6)

Birds Eye Foods Other Postretirement Benefits Plan

The Company sponsors benefit plans that provide postretirement medical and life insurance benefits for certain current and former employees. For the most part, current employees are not eligible for the postretirement medical coverage. Generally, other than pensions, the Company does not pay retirees’ benefit costs. Various exceptions exist, which have evolved from union negotiations, early retirement incentives and existing retiree commitments from acquired companies.

The Company has not prefunded any of its retiree medical or life insurance liabilities. Consequently there are no plan assets held in a trust, and there is no expected long-term rate of return assumption for purposes of determining the annual expense.

Birds Eye Foods Other Postretirement Benefits Plan Three months ended March 28, 2010
Interest cost	$44
Amortization of:
Net actuarial gain	—

Net periodic benefit cost	$44

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

11.	Financial Instruments

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

As of March 28, 2010, the Company had the following interest rate swaps and caps (in aggregate) that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	8	$945,925	1.43% - 3.33%	USD-LIBOR-BBA	Oct 2008 - Mar 2009	Jan 2011 - July 2012
Interest Rate Swaps with Floors	4	— (1)	2.96% - 3.58%	USD-LIBOR-BBA	Jan 2010	Jan 2012 - Jul 2012
Interest Rate Caps	2	800,000	2.50%	USD-LIBOR-BBA	Dec 2009	Jan 2011

(1)	Interest rate swaps with floors are hedging the same debt as the interest rate caps and become effective after the interest rate caps mature. At that point, in January 2011 they will have a notional value of $300,000.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

According to the authoritative guidance for derivative and hedge accounting, the effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive (loss) income (“AOCI”) on the Consolidated Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 28, 2010 and March 29, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly as Interest expense in the Consolidated Statements of Operations. There was no hedge ineffectiveness on interest rate cash flow hedges recognized in the three months ended March 28, 2010 and March 29, 2009.

Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. Due to the counterparty bank declaring bankruptcy in October 2008, the Company discontinued prospectively the hedge accounting on its interest rate derivatives with Lehman Brothers Specialty Financing on the bankruptcy date as those hedging relationships no longer met the authoritative guidance for derivative and hedge accounting. The Company terminated these positions during the fourth quarter of 2008. The Company continues to report the net gain or loss related to the discontinued cash flow hedge in AOCI which is expected to be reclassified into earnings during the original contractual terms of the derivative agreements as the hedged interest payments are expected to occur as forecasted. For the three months ended March 28 2010, $1,033 was reclassified as an increase to Interest expense relating to the terminated hedges. For the three months ended March 29 2009, $1,312 was reclassified as an increase to Interest expense relating to the terminated hedges. During the next twelve months, the Company estimates that an additional $18,659 will be reclassified as an increase to Interest expense relating to both active and terminated hedges.

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

As of March 28, 2010, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate	Notional Purchased in Aggregate	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	39	$57,305 CAD	$52,986 USD	1.038-1.177	May 2009 - Mar 2010	Apr 2010 - Dec 2011
CAD Collar	9	$9,000 CAD	$7,965 USD	1.13	May 2009	Apr 2010 - Dec 2010

According to the authoritative guidance for derivative and hedge accounting, the effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI on the Consolidated Balance Sheet and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portions of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, are recognized directly in Cost of products sold in the Consolidated Statements of Operations. Hedge ineffectiveness on foreign exchange cash flow hedges amounted to a $19 gain in the three months ended March 28, 2010. No hedge ineffectiveness on foreign exchange cash flow hedges was recognized in the three months ended March 29, 2009.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Non-designated Hedges of Commodity Risk

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the authoritative guidance for derivative and hedge accounting. From time to time, the Company enters into commodity forward contracts to fix the price of natural gas and diesel fuel purchases at a future delivery date. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in Cost of products sold in the Consolidated Statements of Operations.

As of March 28, 2010, the Company had the following natural gas swaps (in aggregate) and diesel fuel swaps (in aggregate) that were not designated in qualifying hedging relationships:

Product	Number of Instruments	Notional Amount	Price	Trade Dates	Maturity Dates
Natural Gas Swap	3	366,497 MMBTU’s	$5.20 - $6.05 per MMBTU	Mar 2009 - Feb 2010	Apr 2010 - Oct 2010
Diesel Fuel Swap	3	4,391,947 Gallons	$2.46 - $2.96 per Gallon	Feb 2009 - Mar 2010	Jun 2010 - Dec 2010

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

The tables below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 28, 2010 and December 27, 2009.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value As of March 28, 2010	Balance Sheet Location	Fair Value As of March 28, 2010
Derivatives designated as hedging instruments
Interest Rate Contracts	Other current assets	$1	Accrued liabilities	$3,222
		—	Other long-term liabilities	23,956
Foreign Exchange Contracts		—	Accrued liabilities	2,841
		—	Other long-term liabilities	180

Total derivatives designated as hedging instruments		$1		$30,199

Derivatives not designated as hedging instruments
Natural Gas Contracts		$—	Accrued liabilities	$374
Diesel Fuel Contracts	Other current assets	1,237		—

Total derivatives not designated as hedging instruments		$1,237		$374

	Balance Sheet Location	Fair Value As of December 27, 2009	Balance Sheet Location	Fair Value As of December 27, 2009
Derivatives designated as hedging instruments
Interest Rate Contracts	Other assets, net	$165	Other long-term liabilities	$21,145
Foreign Exchange Contracts		—	Accrued liabilities	2,522

Total derivatives designated as hedging instruments		$165		$23,667

Derivatives not designated as hedging instruments
Natural Gas Contracts		$—	Accrued liabilities	$57
Heating Oil Contracts	Other current assets	25		—
Diesel Fuel Contracts	Other current assets	902		—

Total derivatives not designated as hedging instruments		$927		$57

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

The table below present the effect of our derivative financial instruments on the Consolidated Statements of Operations and Accumulated other comprehensive (loss) income as of the three months ending March 28, 2010 and March 29, 2009.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)

Derivatives in Cash Flow Hedging Relationships	Recognized in AOCI on Derivative (Effective Portion)	Effective portion reclassified from AOCI to:	Reclassified from AOCI into Earnings (Effective Portion)	Ineffective portion reclassified from AOCI to:	Recognized in Earnings on Derivative (Ineffective Portion)
Interest Rate Contracts	$(10,608)	Interest expense	$(5,444)	Interest expense	$—
Foreign Exchange Contracts	(1,092)	Cost of products sold	(593)	Cost of products sold	19

Three months ended March 28, 2010	$(11,700)		$(6,037)		$19

Interest Rate Contracts	$(8,599)	Interest expense	$(4,857)	Interest expense	$—
Foreign Exchange Contracts	378	Cost of products sold	1,143	Cost of products sold	—

Three months ended March 29, 2009	$(8,221)		$(3,714)		$—

Derivatives Not Designated as Hedging Instruments	Recognized in Earnings on:	Recognized in Earnings on Derivative
Natural Gas Contracts	Cost of products sold	$(441)
Diesel Contracts	Cost of products sold	335

Three months ended March 28, 2010		$(106)

Natural Gas Contracts	Cost of products sold	$(1,088)
Heating Oil Swaps	Cost of products sold	(33)

Three months ended March 29, 2009		$(1,121)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Credit-risk-related Contingent Features

The Company has an agreement with Barclays that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of March 28, 2010, the fair value of interest rate contracts in a net liability position related to these agreements was $27,190, which includes accrued interest of $1,328 but excludes any adjustment for nonperformance risk of $884. For the same counterparty, the fair value of foreign exchange derivative contracts in a net liability position related to these agreements was $3,101 which excludes any adjustment for nonperformance risk of $80. For the same counterparty, the fair value of natural gas contracts in a net liability position related to these agreements was $374. For the same counterparty, the fair value of diesel contracts in a net asset position related to these agreements was $680. If the Company breached any of these provisions, it could be required to settle its obligations under the agreements at their termination value of $29,985. As of March 28, 2010, the Company has not posted any collateral related to these agreements. As of December 27, 2009, the fair value of interest rate contracts in a net liability position related to these agreements was $23,089, which includes accrued interest of $1,044 but excludes any adjustment for nonperformance risk of $983. For the same counterparty, the fair value of foreign exchange derivative contracts in a net liability position related to these agreements was $2,599, which excludes any adjustment for nonperformance risk of $77. For the same counterparty, the fair value of natural gas contracts in a net liability position related to these agreements was $57. For the same counterparty, the fair value of heating oil contracts in a net asset position related to these agreements was $25. If the Company breached any of these provisions, it could be required to settle its obligations under the agreements at their termination value of $25,720. As of December 27, 2009, the Company has not posted any collateral related to these agreements.

The Company also has an agreement with Credit Suisse Group that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of March 28, 2010, the fair value of interest rate contracts in a net liability position related to these agreements was $934, which excludes any adjustment for nonperformance risk of $64. As of December 27, 2009, the fair value of interest rate contracts in a net liability position related to these agreements was $83, which does not include any adjustment for nonperformance risk.

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

No single item individually is, nor are all of them in aggregate, material.

13.	Related Party Transactions

At the closing of the Blackstone Transaction, the Company entered into an advisory agreement with an affiliate of The Blackstone Group pursuant to which such entity or its affiliates provide certain strategic and structuring advice and assistance to us. In addition, under this agreement, affiliates of The Blackstone Group provide certain monitoring, advisory and consulting services to the Company for an aggregate annual management fee equal to the greater of $2,500 or 1.0% of Consolidated EBITDA (as defined in the credit agreement governing the Company’s Senior Secured Credit Facility). Affiliates of Blackstone also receive reimbursement for out-of-pocket expenses. Expenses relating to the management fee were $1,125 in the three months ended March 28, 2010 and $625 in the three months ended March 29, 2009. In addition, the Company reimbursed the Blackstone group out-of-pocket expenses totaling $55 and $20 in the three months ended March 28, 2010 and March 29, 2009.

Supplier Costs

Graham Packaging, which is owned by affiliates of The Blackstone Group, supplies packaging for some of the Company’s products. Purchases from Graham Packaging were $1,776 and $1,715 for the three months ended March 28, 2010 and March 29, 2009, respectively.

Customer Purchases

Performance Food Group, which is owned by affiliates of The Blackstone Group, is a food service supplier that purchases products from the Company. Sales to Performance Food Group were $1,569 and $1,395 in the three months ended March 28, 2010 and March 29, 2009, respectively.

Interest Expense

For the three months ended March 28, 2010 and March 29, 2009, fees and interest expense recognized in the Consolidated Statement of Operations for debt to the related party Blackstone Advisors L.P. totaled $527 and $634, respectively.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

14.	Segments

In the first quarter of 2010, we implemented a reorganization of the Company’s products into three operating segments: Birds Eye Frozen, Duncan Hines Grocery and Specialty Foods. Our United States retail frozen vegetables (Birds Eye®), single-serve frozen dinners and entrées (Hungry-Man®, Swanson®), multi-serve frozen dinners and entrées (Birds Eye Voila!®), frozen seafood (Van de Kamp’s®, Mrs. Paul’s®), frozen breakfast (Aunt Jemima®), bagels (Lender’s®), and frozen pizza (Celeste®) will be reported in the Birds Eye Frozen segment. Our baking mixes and frostings (Duncan Hines®), shelf-stable pickles, peppers and relish (Vlasic®), barbeque sauces (Open Pit®), pie fillings (Comstock®, Wilderness®), syrups (Mrs. Butterworth’s® and Log Cabin®), salad dressing (Bernstein’s®), canned meat (Armour®, Nalley®, Brooks®) and all Canadian Operations will be reported in the Duncan Hines Grocery segment. The Specialty Foods segment will consist of snack products (Tim’s Cascade® and Snyder of Berlin®) and our food service and private label businesses. Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets and assets held for sale. Unallocated corporate expenses consist of corporate overhead such as executive management, finance and legal functions and the costs to integrate the Birds Eye Foods Acquisition. Prior period amounts have been reclassified for consistent presentation.

	Three months ended
	March 28, 2010	March 29, 2009
SEGMENT INFORMATION
Net sales
Birds Eye Frozen	$324,400	$146,346
Duncan Hines Grocery	226,140	196,394
Specialty Foods	105,896	84,668

Total	$656,436	$427,408

Earnings (loss) before interest and taxes
Birds Eye Frozen	$29,411	$9,154
Duncan Hines Grocery	36,884	28,400
Specialty Foods	5,458	361
Unallocated corporate expenses	(9,659)	(3,591)

Total	$62,094	$34,324

Depreciation and amortization
Birds Eye Frozen	$9,161	$4,898
Duncan Hines Grocery	5,861	5,071
Specialty Foods	4,857	4,618

Total	$19,879	$14,587

Capital expenditures
Birds Eye Frozen	$9,433	$8,099
Duncan Hines Grocery	3,852	4,251
Specialty Foods	2,071	508

Total	$15,356	$12,858

GEOGRAPHIC INFORMATION
Net sales
United States	$651,335	$424,751
Canada	16,249	15,262
Intercompany	(11,148)	(12,605)

Total	$656,436	$427,408

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

	March 28, 2010	December 27, 2009
SEGMENT INFORMATION
Total assets
Birds Eye Frozen	$2,043,023	$2,068,569
Duncan Hines Grocery	1,975,476	1,952,399
Specialty Foods	499,197	485,975
Corporate	47,037	31,555

Total	$4,564,733	$4,538,498

GEOGRAPHIC INFORMATION
Long-lived assets
United States	$411,960	$412,171
Canada	34	37

Total	$411,994	$412,208

15.	Income Taxes

The Company’s liability for unrecognized tax benefits (“UTB”) as of March 28, 2010 is $3,450. The amount, if recognized, that would impact the effective tax rate as of March 28, 2010 was $2,416. The amount of the liability for UTB classified as a long-term liability on the Consolidated Balance Sheet was $2,416. Certain statutes of limitation may expire within the next twelve months and that could cause a decrease of $413 in the UTB liability and a benefit to the provision for income taxes.

Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change

Based on a review of both the positive and negative evidence as of December 27, 2009, it was determined that the Company had sufficient positive evidence to outweigh any negative evidence and support that it is more likely that not that substantially all of deferred tax assets will be realized.

For the three month period ended March 28, 2010 we maintained a valuation allowance for certain state net operating loss carryovers, state tax credit carryovers, and foreign loss carryovers. For the three-month period ended March 29, 2009 we maintained a full valuation allowance against net federal and state deferred tax assets excluding indefinite lived intangible assets

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

16.	Recently Issued Accounting Pronouncements

In June 2009, the FASB issued the authoritative guidance for variable interest entities. This guidance clarifies the characteristics that identify a variable interest entity (VIE) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance. This guidance requires the primary beneficiary assessment to be performed on a continuous basis. It also requires additional disclosures about an entity’s involvement with VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. The authoritative guidance for variable interest entities is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance in the first quarter of 2010 and it did not have a material impact on the Company’s consolidated financial position or results of operations.

In January of 2010, the FASB updated the authoritative guidance for fair value disclosure. The updated guidance requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and activity within Level 3 of the fair value hierarchy. The update provides amendments to the level of disaggregation that an entity should provide in each class of assets and liabilities, as well as disclosures about the inputs and valuation techniques used to measure fair value. The updated guidance is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted this guidance in the first quarter of 2010 and it did not have a material impact on the Company’s consolidated financial position or results of operations.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

17.	Guarantor and Nonguarantor Statements

In connection with the Blackstone Transaction described in Note 1 and as a part of the related financings, the Company issued $325 million of 9.25% Senior Notes and $250 million ($199 million outstanding as of December 27, 2009) of 10.625% Senior Subordinated Notes in private placements pursuant to Rule 144A and Regulation S. An additional $300 million of Senior Notes were issued on December 23, 2009 in connection with the Birds Eye Acquisition.

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

The following consolidating financial information presents:

(1)	(a) Consolidating balance sheets as of March 28, 2010 and December 27, 2009.

(b) The related consolidating statements of operations for the Company, all guarantor subsidiaries and the non- guarantor subsidiary for the following:

i.	Three months ended March 28, 2010.

ii.	Three months ended March 29, 2009.

(c) The related consolidating statements of cash flows for the Company, all guarantor subsidiaries and the non-guarantor subsidiary for the following:

i.	Three months ended March 28, 2010.

ii.	Three months ended March 29, 2009.

(2)	Elimination entries necessary to consolidate the Company with its guarantor subsidiaries and non-guarantor subsidiaries.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Balance Sheet

March 28, 2010

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$121,394	$5,088	$—	$126,482
Accounts receivable, net	—	188,195	5,732	—	193,927
Intercompany accounts receivable	—	47,012	—	(47,012)	—
Inventories, net	—	313,576	5,458	—	319,034
Other current assets	11,159	16,409	640	—	28,208
Deferred tax assets	—	40,169	1,017	—	41,186

Total current assets	11,159	726,755	17,935	(47,012)	708,837
Plant assets, net	—	411,960	34	—	411,994
Investment in subsidiaries	1,662,293	4,707	—	(1,667,000)	—
Intercompany note receivable	1,994,769	—	—	(1,994,769)	—
Tradenames	—	1,658,812	—	—	1,658,812
Other assets, net	53,457	172,453	—	—	225,910
Deferred tax assets	128,220	—	—	(128,220)	—
Goodwill	—	1,559,180	—	—	1,559,180

Total assets	$3,849,898	$4,533,867	$17,969	$(3,837,001)	$4,564,733

Current liabilities:
Short-term borrowings	$—	$1,103	$—	$—	$1,103
Current portion of long-term obligations	810	1,244	—	—	2,054
Accounts payable	—	118,278	1,348	—	119,626
Intercompany accounts payable	38,986	—	8,026	(47,012)	—
Accrued trade marketing expense	—	50,087	3,284	—	53,371
Accrued liabilities	55,497	118,261	604	—	174,362
Accrued income taxes	480	4,914	—	—	5,394

Total current liabilities	95,773	293,887	13,262	(47,012)	355,910
Long-term debt	2,853,888	2,584	—	—	2,856,472
Intercompany note payable	—	1,994,769	—	(1,994,769)	—
Pension and other postretirement benefits	—	83,551	—	—	83,551
Other long-term liabilities	24,136	16,237	—	—	40,373
Deferred tax liabilities	—	480,546	—	(128,220)	352,326

Total liabilities	2,973,797	2,871,574	13,262	(2,170,001)	3,688,632
Commitments and contingencies	—	—	—	—	—
Shareholder’s equity:
Pinnacle Common Stock, $.01 par value	$—	$—	$—	$—	—
Additional paid-in-capital	693,394	1,284,155	2,324	(1,286,479)	693,394
Retained earnings	229,243	398,512	5,512	(404,024)	229,243
Accumulated other comprehensive (loss) income	(46,536)	(20,374)	(3,129)	23,503	(46,536)

Total shareholder’s equity	876,101	1,662,293	4,707	(1,667,000)	876,101

Total liabilities and shareholder’s equity	$3,849,898	$4,533,867	$17,969	$(3,837,001)	$4,564,733

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Balance Sheet

December 27, 2009

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$68,249	$5,625	$—	$73,874
Accounts receivable, net	—	152,961	5,043	—	158,004
Intercompany accounts receivable	—	68,227	—	(68,227)	—
Inventories, net	—	384,787	5,180	—	389,967
Other current assets	9,200	17,060	700	—	26,960
Deferred tax assets	—	24,839	831	—	25,670

Total current assets	9,200	716,123	17,379	(68,227)	674,475
Plant assets, net	—	412,171	37	—	412,208
Investment in subsidiaries	1,642,385	4,695	—	(1,647,080)	—
Intercompany note receivable	2,044,797	—	—	(2,044,797)	—
Tradenames	—	1,658,812	—	—	1,658,812
Other assets, net	57,062	176,761	—	—	233,823
Deferred tax assets	115,733	—	—	(115,733)	—
Goodwill	—	1,559,180	—	—	1,559,180

Total assets	$3,869,177	$4,527,742	$17,416	$(3,875,837)	$4,538,498

Current liabilities:
Short-term borrowings	$—	$1,232	$—	$—	$1,232
Current portion of long-term obligations	37,170	1,058	—	—	38,228
Accounts payable	—	129,142	1,218	—	130,360
Intercompany accounts payable	60,376	—	7,851	(68,227)	—
Accrued trade marketing expense	—	46,067	2,981	—	49,048
Accrued liabilities	29,150	100,214	671	—	130,035
Accrued income taxes	—	455	—	—	455

Total current liabilities	126,696	278,168	12,721	(68,227)	349,358
Long-term debt	2,846,983	2,268	—	—	2,849,251
Intercompany note payable	—	2,044,797	—	(2,044,797)	—
Pension and other postretirement benefits	—	82,437	—	—	82,437
Other long-term liabilities	21,145	18,238	—	—	39,383
Deferred tax liabilities	—	459,449	—	(115,733)	343,716

Total liabilities	2,994,824	2,885,357	12,721	(2,228,757)	3,664,145
Commitments and contingencies	—	—	—	—	—
Shareholder’s equity:
Pinnacle Common Stock, $.01 par value	$—	$—	$—	$—	—
Additional paid-in-capital	693,196	1,284,155	2,324	(1,286,479)	693,196
Notes receivable from officers	(565)	—	—	—	(565)
Retained earnings	225,313	378,809	5,341	(384,150)	225,313
Accumulated other comprehensive (loss) income	(43,591)	(20,579)	(2,970)	23,549	(43,591)

Total shareholder’s equity	874,353	1,642,385	4,695	(1,647,080)	874,353

Total liabilities and shareholder’s equity	$3,869,177	$4,527,742	$17,416	$(3,875,837)	$4,538,498

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidated Statement of Operations

For the three months ended March 28, 2010

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$651,335	$16,249	$(11,148)	$656,436
Cost of products sold	(1)	497,575	14,073	(10,941)	500,706

Gross profit	1	153,760	2,176	(207)	155,730
Operating expenses
Marketing and selling expenses	84	51,505	1,248	—	52,837
Administrative expenses	1,295	32,155	480	—	33,930
Research and development expenses	9	2,337	—	—	2,346
Intercompany royalties	—	—	19	(19)	—
Intercompany technical service fees	—	—	188	(188)	—
Other expense (income), net	—	4,523	—	—	4,523
Equity in (earnings) loss of investees	(19,703)	(171)	—	19,874	—

Total operating expenses	(18,315)	90,349	1,935	19,667	93,636

Earnings (loss) before interest and taxes	18,316	63,411	241	(19,874)	62,094
Intercompany interest (income) expense	(31,128)	31,128	—	—	—
Interest expense	55,068	143	—	—	55,211
Interest income	10	77	—	—	87

Earnings (loss) before income taxes	(5,614)	32,217	241	(19,874)	6,970
Provision for income taxes	(9,544)	12,514	70	—	3,040

Net earnings	$3,930	$19,703	$171	$(19,874)	$3,930

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidated Statement of Operations

For the three months ended March 29, 2009

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$—	$424,751	$15,262	$(12,605)	$427,408
Cost of products sold	35	337,798	14,592	(12,432)	339,993

Gross profit	(35)	86,953	670	(173)	87,415
Operating expenses
Marketing and selling expenses	47	32,431	1,877	—	34,355
Administrative expenses	802	12,233	494	—	13,529
Research and development expenses	5	1,005	—	—	1,010
Intercompany royalties	—	—	15	(15)	—
Intercompany technical service fees	—	—	158	(158)	—
Other expense (income), net	—	4,197	—	—	4,197
Equity in (earnings) loss of investees	(21,041)	1,250	—	19,791	—

Total operating expenses	(20,187)	51,116	2,544	19,618	53,091

Earnings (loss) before interest and taxes	20,152	35,837	(1,874)	(19,791)	34,324
Intercompany interest (income) expense	(7,470)	7,470	—	—	—
Interest expense	29,722	(112)	—	—	29,610
Interest income	—	1	3	—	4

Earnings (loss) before income taxes	(2,100)	28,480	(1,871)	(19,791)	4,718
Provision for income taxes	—	7,439	(621)	—	6,818

Net (loss) earnings	$(2,100)	$21,041	$(1,250)	$(19,791)	$(2,100)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Cash Flows

For the three months ended March 28, 2010

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating activities
Net earnings from operations	$3,930	$19,703	$171	$(19,874)	$3,930
Non-cash charges (credits) to net earnings
Depreciation and amortization	—	19,876	3	—	19,879
Amortization of debt acquisition costs	3,537	—	—	—	3,537
Amortization of deferred mark-to-market adjustment on terminated swaps	1,033	—	—	—	1,033
Amortization of discount on term loan	688	—	—	—	688
Change in value of financial instruments	(18)	10	—	—	(8)
Equity in loss (earnings) of investees	(19,703)	(171)	—	19,874	—
Stock-based compensation charges	—	205	—	—	205
Postretirement healthcare benefits	—	24	—	—	24
Pension expense	—	811	—	—	811
Other long-term assets	—	18	—	—	18
Other long-term liabilities	—	1,778	—	—	1,778
Deferred income taxes	(10,024)	6,057	—	—	(3,967)
Changes in working capital, net of acquisition
Accounts receivable	—	(35,234)	(583)	—	(35,817)
Intercompany accounts receivable/payable	(33,684)	34,100	(416)	—	—
Inventories	—	71,269	(169)	—	71,100
Accrued trade marketing expense	—	4,021	240	—	4,261
Accounts payable	—	(5,862)	104	—	(5,758)
Accrued liabilities	22,489	19,081	(81)	—	41,489
Other current assets	(1,383)	323	75	—	(985)

Net cash provided by operating activities	(33,135)	136,009	(656)	—	102,218

Cash flows from investing activities
Capital expenditures	—	(14,534)	—	—	(14,534)

Net cash used in investing activities	—	(14,534)	—	—	(14,534)

Cash flows from financing activities
Change in bank overdrafts	—	(5,140)	—	—	(5,140)
Repayment of capital lease obligations	—	(322)	—	—	(322)
Repayments of intercompany loans	62,738	(62,738)	—	—	—
Repayment of notes receivable from officers	565	—	—	—	565
Reduction of equity contributions	(8)	—	—	—	(8)
Debt acquisition costs	(17)	—	—	—	(17)
Proceeds from short-term borrowing	—	497	—	—	497
Repayments of short-term borrowing	—	(626)	—	—	(626)
Repayments of long term obligations	(30,143)	—	—	—	(30,143)

Net cash provided by (used in) financing activities	33,135	(68,329)	—	—	(35,194)

Effect of exchange rate changes on cash	—	—	118	—	118
					—
Net change in cash and cash equivalents	—	53,146	(538)	—	52,608
Cash and cash equivalents-beginning of period	—	68,249	5,625	—	73,874

Cash and cash equivalents-end of period	$—	$121,395	$5,087	$—	$126,482

Supplemental disclosures of cash flow information:
Interest paid	$25,275	$138	$—	$—	$25,413
Interest received	9	78	—	—	87
Income taxes paid	—	6	2	—	8
Non-cash investing activity:
Capital lease additions	—	(833)	—	—	(833)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Cash Flows

For the three months ended March 29, 2009

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net (loss) earnings from operations	$(2,100)	$21,041	$(1,250)	$(19,791)	$(2,100)
Non-cash charges (credits) to net (loss)
Depreciation and amortization	—	14,584	3	—	14,587
Amortization of debt acquisition costs	1,184	—	—	—	1,184
Amortization of deferred mark-to-market adjustment on terminated swaps	1,312	—	—	—	1,312
Change in value of financial instruments	—	697	—	—	697
Equity in loss (earnings) of investees	(21,041)	1,250	—	19,791	—
Stock-based compensation charges	—	227	—	—	227
Postretirement healthcare benefits	—	(6)	—	—	(6)
Pension expense	—	740	—	—	740
Other long-term assets	—	(1,350)	—	—	(1,350)
Other long-term liabilities	—	1,360	—	—	1,360
Deferred income taxes	—	7,486	—	—	7,486
Changes in working capital, net of acquisition
Accounts receivable	—	(23,075)	328	—	(22,747)
Intercompany accounts receivable/payable	(121,419)	117,986	3,433	—	—
Inventories	—	23,696	315	—	24,011
Accrued trade marketing expense	—	39	(905)	—	(866)
Accounts payable	—	14,843	2,275	—	17,118
Accrued liabilities	3,966	4,980	(2,156)	—	6,790
Other current assets	767	(2,270)	(820)	—	(2,323)

Net cash provided by operating activities	(137,331)	182,228	1,223	—	46,120

Cash flows from investing activities
Capital expenditures	—	(12,858)	—	—	(12,858)

Net cash used in investing activities	—	(12,858)	—	—	(12,858)

Cash flows from financing activities
Repayment of capital lease obligations	—	(61)	—	—	(61)
Repayments of short-term borrowing	—	(130)	—	—	(130)
Repayments of intercompany loans	166,456	(166,456)	—	—	—
Borrowings under revolving credit facility	12,584	—	—	—	12,584
Repayments of revolving credit facility	(38,584)	—	—	—	(38,584)
Repayments of long term obligations	(3,125)	—	—	—	(3,125)

Net cash used in financing activities	137,331	(166,647)	—	—	(29,316)

Effect of exchange rate changes on cash	—	—	(24)	—	(24)
					—
Net change in cash and cash equivalents	—	2,723	1,199	—	3,922
Cash and cash equivalents-beginning of period	—	2,257	2,004	—	4,261

Cash and cash equivalents-end of period	$—	$4,980	$3,203	$—	$8,183

Supplemental disclosures of cash flow information:
Interest paid	$23,273	$43	$—	$—	$23,316
Interest received	—	1	3	—	4
Income taxes paid	—	14	187	—	201

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions, except where noted)

You should read the following discussion of our results of operations and financial condition together with the “Selected Financial Data” and the audited consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 27, 2009. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Item 1A: Risk Factors” section of our annual report on Form 10-K for the year ended December 27, 2009. Actual results may differ materially from those contained in any forward-looking statements.

Overview

On December 23, 2009, we acquired all of the common stock of Birds Eye Foods, Inc. (“Birds Eye”) (the “Birds Eye Acquisition”). Birds Eye’s product offering includes an expanding platform of healthy, high-quality frozen vegetables and frozen meals and a portfolio of primarily branded specialty foods which are highly-complimentary to our existing product offerings. Frozen products are marketed under the Birds Eye brand name. Frozen food products are marketed under the Birds Eye brand name, which holds the #1 market share in frozen vegetables and the #1 market share in the family-oriented sub-segment of complete bagged meals. Birds Eye markets traditional boxed and bagged frozen vegetables, as well as steamed vegetables using innovative steam-in-packaging technology, under the Birds Eye and Birds Eye Steamfresh brands. Birds Eye’s complete bagged meals, marketed primarily under the family-oriented Birds Eye Voila! brand, offer consumers value-added meal solutions that include a protein, starch, and vegetables in one convenient package. Birds Eye’s branded specialty food products hold leading market share positions in their core geographic markets, and include Comstock and Wilderness fruit pie fillings and toppings, Brooks and Nalley chili and chili ingredients, and snack foods by Tim’s Cascade and Snyder of Berlin.

We are a leading producer, marketer and distributor of high quality, branded food products. In the first quarter of 2010, we implemented a reorganization of the Company’s products into three operating segments: Birds Eye Frozen, Duncan Hines Grocery and Specialty Foods. Our United States retail frozen vegetables (Birds Eye®), single-serve frozen dinners and entrées (Hungry-Man®, Swanson®), multi-serve frozen dinners and entrées (Birds Eye Voila!®), frozen seafood (Van de Kamp’s®, Mrs. Paul’s®), frozen breakfast (Aunt Jemima®), bagels (Lender’s®), and frozen pizza (Celeste®) will be reported in the Birds Eye Frozen Division. Our baking mixes and frostings (Duncan Hines®), shelf-stable pickles, peppers and relish (Vlasic®), barbeque sauces (Open Pit®), pie fillings (Comstock®, Wilderness®), syrups (Mrs. Butterworth’s® and Log Cabin®), salad dressing (Bernstein’s®), canned meat (Armour®, Nalley®, Brooks®) and all Canadian Operations will be reported in the Duncan Hines Grocery Division. The Specialty Foods Division will consist of snack products (Tim’s Cascade® and Snyder of Berlin®) and our food service and private label businesses. Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management, and finance and legal functions. Prior period amounts have been reclassified for consistent presentation of our segments.

Business Drivers and Measures

In operating our business and monitoring its performance, we pay attention to trends in the food manufacturing industry and a number of performance measures and operational factors. This discussion includes forward-looking statements that are based on our current expectations.

Industry Factors

Our industry is characterized by the following general trends:

•

Industry Growth. Growth in our industry is driven primarily by population and modest product selling price increases. Incremental growth is principally driven by product, packaging and process innovation.

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

•

Consumer Tastes and Trends. Consumer trends, such as changing health trends and focus on convenience and products tailored for busy lifestyles, present both opportunities and challenges for our business. In order to maintain and grow our business, we must react to these trends by offering products that respond to evolving consumer needs. In the current economic climate, the long term trend for food consumption at home is flat and the increase that was experienced during the most severe part of the recession is now moderating. Additionally, consumers are looking for value alternatives, which have caused a shifting from traditional retail grocery to mass merchandisers and the value channel.

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

•

Advertising and other marketing expenses. We record expenses related to advertising and other consumer and trade-oriented marketing programs under “Marketing and selling expenses” in our consolidated financial statements. A key strategy is to continue to invest in marketing that builds our iconic brands.

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

•

Impairment of Goodwill and Long-Lived Assets. We test our goodwill and intangible assets annually or more frequently (if necessary) for impairment and have recorded impairment charges in recent years. The value of goodwill and intangibles from the allocation of purchase price from the Blackstone Transaction and the Birds Eye Acquisition is derived from our business operating plans at that time and is therefore susceptible to an adverse change that could require an impairment charge. In the first quarter of 2010, we tested for impairment due to our reorganization into new segments and it resulted in no impairment charges.

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

Restructuring Charges

Rochester, NY Office

The Rochester, NY office is the former headquarters of Birds Eye Foods, Inc, which we acquired on December 23, 2009, as described in Note 3. In connection with the consolidation of activities into Pinnacle’s New Jersey offices, the Rochester office will be closed. Notification letters under the Worker Adjustment and Retraining Notification (WARN) Act of 1988 were issued in the first quarter of 2010. Activities related to the closure of the Rochester office will begin in the 2nd quarter of 2010, and will result in the elimination of approximately 200 positions.

In accordance with the authoritative guidance with respect to accounting for costs associated with exit or disposal activities, the full cost of termination benefits of $7,587 related to employees who will not be retained beyond the minimum retention period were recorded in the first quarter and the full cost of termination benefits of $5,360 related to employees who will be retained beyond the minimum retention period will be recorded in the future service periods. Of the $5,360, $1,146 was recorded in the first quarter, and $2,455, $1,486 and $273 is expected to be recorded in the 2nd quarter, 3rd quarter and 4th quarter, respectively.

The total cost of termination benefits recorded in the first quarter of 2010 was $8,733 and was recorded in the segments as follows: Birds Eye Frozen segment $6,724, Duncan Hines Grocery segment $961 and Specialty Foods segment $1,048.

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

The following table reconciles shipments to net sales for the total company, the Birds Eye Frozen, Duncan Hines Grocery and the Specialty Foods segments for the three months ended March 28, 2010 and the three months ended March 29, 2009.

	Total
	Three months Ended March 28, 2010	Three months Ended March 29, 2009
Shipments	$865.4	$560.9
Less: Aggregate trade marketing and consumer coupon redemption expenses	205.3	130.1
Less: Slotting expense	3.7	3.4

Net sales	$656.4	$427.4

	Birds Eye Frozen
	Three months Ended March 28, 2010	Three months Ended March 29, 2009
Shipments	$450.0	$210.9
Less: Aggregate trade marketing and consumer coupon redemption expenses	123.4	62.4
Less: Slotting expense	2.3	2.2

Net sales	$324.3	$146.3

	Duncan Hines Grocery
	Three months Ended March 28, 2010	Three months Ended March 29, 2009
Shipments	$299.8	$259.7
Less: Aggregate trade marketing and consumer coupon redemption expenses	72.4	62.1
Less: Slotting expense	1.2	1.2

Net sales	$226.2	$196.4

	Specialty Foods
	Three months Ended March 28, 2010	Three months Ended March 29, 2009
Shipments	$115.6	$90.3
Less: Aggregate trade marketing and consumer coupon redemption expenses	9.5	5.6
Less: Slotting expense	0.2	—

Net sales	$105.9	$84.7

Consolidated statements of operations

The following tables set forth statement of operations data expressed in dollars and as a percentage of net sales.

	Three months ended
	March 28, 2010		March 29, 2009
Net sales	$656.4	100.0%	$427.4	100.0%
Cost of products sold	500.7	76.3%	340.0	79.6%

Gross profit	155.7	23.7%	87.4	20.4%
Operating expenses:
Marketing and selling expenses	52.8	8.0%	34.4	8.0%
Administrative expenses	33.9	5.2%	13.5	3.2%
Research and development expenses	2.4	0.4%	1.0	0.2%
Other expense (income), net	4.5	0.7%	4.2	1.0%

Total operating expenses	$93.6	14.3%	$53.1	12.4%

Earnings before interest and taxes	$62.1	9.5%	$34.3	8.0%

	Three Months Ended
	March 28, 2010	March 29, 2009
Net sales
Birds Eye Frozen	$324.4	$146.3
Duncan Hines Grocery	226.1	196.4
Specialty Foods	105.9	84.7

Total	$656.4	$427.4

Earnings (loss) before interest and taxes
Birds Eye Frozen	$29.4	$9.1
Duncan Hines Grocery	36.9	28.4
Specialty Foods	5.5	0.4
Unallocated corporate expenses	(9.7)	(3.6)

Total	$62.1	$34.3

Depreciation and amortization
Birds Eye Frozen	$9.1	$4.9
Duncan Hines Grocery	5.9	5.1
Specialty Foods	4.9	4.6

Total	$19.9	$14.6

Three months ended March 28, 2010 compared to three months ended March 29, 2009

Net sales. Shipments in the three months ended March 28, 2010 were $865.4 million, an increase of $304.5 million, compared to shipments in the three months ended March 29, 2009 of $560.9 million. The acquisition of Birds Eye Foods, Inc. resulted in $316.4 million of increased shipments. All other businesses decreased $11.9 million. Net sales in the three months ended March 28, 2010 were $656.4 million, an increase of $229.0 million, compared to net sales in the three months ended March 29, 2009 of $427.4 million. The acquisition of Birds Eye Foods, Inc. resulted in $243.0 million of increased net sales. Net sales for all other businesses decreased $14.0 million, as a result of a decrease in shipments of $11.9 million and a $2.1 million increase in aggregate trade marketing and consumer coupon redemption expenses.

Birds Eye Frozen Division: Shipments in the three months ended March 28, 2010 were $450.0 million, an increase of $239.1 million. The acquisition of Birds Eye Foods, Inc. resulted in $244.5 million of increased shipments. All other businesses decreased $5.4 million, and was mainly driven by decrease in sales in our Swanson dinners brand, partially offset by increased sales in our Aunt Jemima brand. For the remaining businesses, aggregate trade and consumer coupon redemption expenses and slotting expenses decreased $2.5 million in the three months ended March 28, 2010. As a result, the remaining businesses net sales decreased $2.9 million, or 2.0%, for the three months ended March 28, 2010.

Duncan Hines Grocery Division: Shipments in the three months ended March 28, 2010 were $299.8 million, an increase of $40.1 million. The acquisition of Birds Eye Foods, Inc. resulted in $33.7 million of increased shipments. All other businesses increased $6.4 million, due to increases in sales of our Vlasic and Duncan Hines brands. For the remaining businesses, aggregate trade marketing and consumer coupon redemption expenses and slotting expenses increased $3.7 million. As a result, the remaining businesses net sales increased $2.7 million, or 1.4%, for the three months ended March 28, 2010.

Specialty Foods Division: Shipments in the three months ended March 28, 2010 were $115.6 million, an increase of $25.3 million. The acquisition of Birds Eye Foods, Inc. resulted in $38.2 million of increased shipments. All other businesses decreased $12.9 million, principally in our private label businesses, in line with our strategic initiative to de-emphasize lower margin foodservice and private label products. For the remaining businesses, aggregate trade marketing and consumer coupon redemption expenses increased $0.9 million. As a result, the remaining businesses net sales decreased $13.8 million, or 16.3%, for the three months ended March 28, 2010.

Gross profit. Gross profit was $155.7 million, or 23.7% of net sales in the three months ended March 28, 2010, versus gross profit of $87.4 million, or 20.4% of net sales in the three months ended March 29, 2009. The acquisition of Birds Eye Foods, Inc. resulted in $52.2 million of gross profit. Included in the gross profit of Birds Eye Foods, Inc. was a $17.3 million charge related to the sales of inventories written up to fair value at the date of the acquisition. For the remaining businesses, gross profit for the three months ended March 28, 2010 was $103.5 million, or 25.0% of net sales, a 4.6% percentage point increase versus the remaining businesses gross profit for the three months ended March 29, 2009 of $87.4 million, or 20.4% of net sales. The principal driver of the increased gross profit as a percent of net sales was lower raw material commodity costs, and to a lesser extent, a lower cost mix, which together increased gross margin by 4.9 percentage points. Additionally, reduced freight and distribution expenses accounted for a 0.6 percentage point improvement. Somewhat offsetting these increases was a higher rate of aggregate trade marketing and consumer coupon redemption expenses that are classified as reductions to net sales. The change in these costs accounted for 0.9 percentage points of lower gross profit in 2010.

Marketing and selling expenses. Marketing and selling expenses were $52.8 million, or 8.0% of net sales, in the three months ended March 28, 2010 compared to $34.4 million, or 8.0% of net sales, in the three months ended March 29, 2009. The acquisition of Birds Eye Foods, Inc. contributed $19.4 million of the increase for the three months ended March 28, 2010. The remaining change, a decrease of $1.0 million, was related to the timing of consumer promotion spending.

Administrative expenses. Administrative expenses were $33.9 million, or 5.2% of net sales, in the three months ended March 28, 2010 compared to $13.5 million, or 3.2% of net sales, in the three months ended March 29, 2009, an increase of $20.4 million. The acquisition and integration of Birds Eye Foods, Inc. resulted in $19.2 million of the increase for the three months ended March 28, 2010, and included charges of $8.7 million for the termination benefits related to the announced closure of the Rochester, N.Y. office and $2.8 million of integration related expenses. Excluding these charges and expenses, administrative expenses were 3.4% of net sales in the three months ended March 28, 2010.

Research and development expenses. Research and development expenses were $2.4 million, or 0.4% of net sales, in the three months ended March 28, 2010 compared with $1.0 million, or 0.2% of net sales, in the three months ended March 29, 2009. The acquisition of Birds Eye Foods, Inc. contributed $1.1 million of the increase for the three months ended March 28, 2010.

Other expense (income), net. The following table shows other expense (income), net:

	Three Months Ended
In Thousands	March 28, 2010	March 29, 2009
Other expense (income), net consists of:
Amortization of intangibles/other assets	$4,291	$4,197
Birds Eye Acquisition transaction costs	232	—

Total other expense (income), net	$4,523	$4,197

Amortization was $4.3 million in the three months ended March 28, 2010 as compared to $4.2 million in the three months ended March 29, 2009, including $1.0 million of amortization expense related to Birds Eye Foods, Inc. for the three months ended March 28, 2010.

Earnings before interest and taxes. Earnings before interest and taxes (EBIT) increased $27.8 million to $62.1 million in the three months ended March 28, 2010 from $34.3 million in EBIT in the three months ended March 29, 2009. The acquisition of Birds Eye Foods, Inc. contributed $14.3 million of EBIT for the three months ended March 28, 2010. The remaining increase in EBIT resulted from a $7.1 million increase in the Birds Eye Frozen Division, a $6.5 million increase in the Duncan Hines Grocery Division, a $4.3 million increase in the Specialty Foods Division, partially offset by a $4.3 million increase in unallocated corporate expenses. Included in the unallocated corporate expenses for the three months ended March 28, 2010 are integration and transaction costs associated with the acquisition of Birds Eye Foods, Inc. of $3.0 million.

Birds Eye Frozen Division: EBIT increased by $20.3 million in the three months ended March 28, 2010, to $29.4 million from $9.1 million in the three months ended March 29, 2009. The acquisition of Birds Eye Foods, Inc. contributed $13.2 million of EBIT for the three months ended March 28, 2010. The remaining increase of $7.1 million was principally driven by lower raw material commodity costs and to a lesser extent reduced freight and distribution expenses. In addition, advertising expense was $1.2 million lower, principally driven by our Swanson and Aunt Jemima brands. These increases to EBIT were partially offset by a 2.0% decrease in net sales, principally driven by our Swanson dinners brand.

Duncan Hines Grocery Division: EBIT increased by $8.5 million in the three months ended March 28, 2010, to $36.9 million from $28.4 million in the three months ended March 29, 2009. The acquisition of Birds Eye Foods, Inc. contributed $2.0 million of EBIT for the three months ended March 28, 2010. The remaining increase of $6.5 million was principally driven by lower raw material commodity costs and to a lesser extent reduced freight and distribution expenses. In addition, net sales increased 1.4%, principally due to increased sales in our Vlasic pickles brand. These increases to EBIT were partially offset by increased advertising expense of $1.3 million, principally in our Duncan Hines brand.

Specialty Foods Division: EBIT increased by $5.1 million in the three months ended March 28, 2010, to $5.5 million from $0.4 million in the three months ended March 29, 2009. The acquisition of Birds Eye Foods, Inc. contributed $0.8 million of EBIT for the three months ended March 28, 2010. The remaining increase of $4.3 million was principally driven by lower raw material commodity costs, a lower cost mix, and to a lesser extent reduced freight and distribution expenses. These increases to EBIT were partially offset by a 16.3% decrease in net sales, in line with our strategic initiative to de-emphasize lower margin foodservice and private label products.

Interest expense, net. Interest expense, net was $55.1 million in the three months ended March 28, 2010, compared to $29.6 million in the three months ended March 29, 2009, principally related to borrowings to fund the Birds Eye Foods, Inc. acquisition as detailed below.

Included in interest expense, net, was $1.0 million and $1.3 million for the three months ended March 28, 2010 and the three months ended March 29, 2009 respectively, for the amortization of the cumulative mark-to-market adjustment for an interest rate swap that was de-designated for swap accounting in the fourth quarter of 2008 and subsequently terminated. The counterparty to the interest rate swap was Lehman Brothers Special Financing (“LBSF”), a subsidiary of Lehman Brothers, and the hedge was de-designed for swap accounting at the time of LBSF’s bankruptcy filing. At that time of de-designation, the cumulative mark to market adjustment was $11.5 million. As of March 28, 2010, the remaining unamortized balance is $4.8 million.

Excluding the impact of the item in the previous paragraph, the increase in interest expense, net, was $25.8 million, of which $16.4 million was attributable to higher bank debt interest principally related to the new Tranche C Term Loan borrowings to partially fund the Birds Eye Acquisition, somewhat offset by lower debt levels on the existing term loans and lower average revolver borrowings, $6.9 million of higher bond debt levels which also partially funded the Birds Eye Foods, Inc. acquisition, $2.4 million of higher amortization of debt issue costs, and $0.1 million of other items. Included in the interest expense, net, amount was $4.4 million and $3.5 million for the three months ended March 28, 2010 and the three months ended March 29, 2009 respectively, recorded from losses on interest rate swap agreements, a net change of $0.9 million. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the Accumulated other comprehensive (loss) income (“AOCI”) portion, are recorded as an adjustment to interest expense.

Provision for income taxes. The effective tax rate was 43.6 % in the three months ended March 28, 2010, compared to 144.5% in the three months ended March 29, 2009. The effective rate difference is primarily due to the change in assessment of the realization of deferred tax assets. For the three months ended March 28, 2010 we maintained a valuation allowance for certain state net operating loss carryovers, state tax credit carryovers, and foreign loss carryovers. For the three-month period ended March 29, 2009 we maintained a full valuation allowance against net deferred tax assets excluding indefinite lived intangible assets. See Note 15 of the Consolidated Financial Statements for Income Taxes.

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

Statements of cash flows for the three months ended March 28, 2010 compared to three months ended March 29, 2009

Cash flows in the three months ended March 28, 2010 were impacted by the Birds Eye Acquisition which occurred on December 23, 2009. Net cash provided by operating activities was $102.2 million in the three months ended March 28, 2010 and was the result of net earnings excluding non-cash charges of $27.9 million and a decrease in working capital of $74.3 million. Net earnings was reduced and the decrease in working capital was made larger by the following items: a $17.3 million charge related to the write up of Birds Eye inventories to fair value at the date of acquisitions, a $8.7 million termination benefits charge related to the announced closing of the Rochester, NY office and $2.5 million in acquisition integration charges. Excluding the impact of those items, working capital decreased by $45.8 million principally driven by the seasonal sell-down of inventories of $53.8 million, somewhat offset by the related increase in accounts receivable of $35.8 million, higher accrued interest of $24.4 million due to timing of semi-annual bond interest payments, and higher accrued income taxes of $6.0 million.

Net cash provided by operating activities was $46.1 million for the three months ended March 29, 2009 and was the result of net earnings, excluding non-cash charges and credits, of $24.2 million and a decrease in working capital of $21.9 million. The decrease in working capital was primarily the result of a $24.0 million decrease in inventories that was due to the sell-down of the seasonal build from December 2008 and a $17.1 million seasonal increase in accounts payable. The decrease in inventories and increase in accounts payable were offset by a $22.7 million increase in accounts receivable that related to higher sales as well as the timing of when those sales occurred. All other working capital accounts generated $3.6 million in cash.

Net cash used in investing activities was $14.5 million and $12.9 million for the three months ended March 28, 2010 and March 29, 2009, respectively, and related entirely to capital expenditures.

Net cash used by financing activities was $35.2 million during the three months ended March 28, 2010. The usage primarily related to the March 2010 $27.0 million “Excess Cash Flow” payment against our term loans as required by the Senior Secured Credit Facility. We also made the January 2010 quarterly payment of $3.1 million on the term loan and reduced bank overdrafts by $5.1 million. Net cash used by financing activities was $29.3 million during the three months ended March 29, 2009. The usage primarily related to $26.0 million in net repayments of our revolving credit facility and $3.1 million in repayments of the term loan.

The net of all activities resulted in an increase in cash of $52.6 million during the three months ended March 28, 2010 and $3.9 million during the three months ended March 29, 2009.

Debt

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

There were no borrowings outstanding under the Revolving Credit Facility as of March 28, 2010 and December 27, 2009.

The total amount of the Term Loans and the Tranche C Term Loans that were owed to affiliates of the Blackstone Group as of March 28, 2010 and December 27, 2009, was $111.2 million and $109.2 million, respectively.

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

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility. For the three months ended March 28, 2010 and March 29, 2009, the weighted average interest rate on the term loan was 4.87% and 3.33%, respectively. For the three months ended March 29, 2009, the weighted average interest rate on the Revolving Credit Facility was and 3.29%. As of March 28, 2010 and March 29, 2009, the Eurodollar interest rate on the term loan facility was 4.78% and 3.25%, respectively.

We pay a fee for all outstanding letters of credit drawn against the Revolving Credit Facility at an annual rate equivalent to the Applicable Margin then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility cannot exceed $50.0 million as of March 24, 2010 (previously $25.0 million). As of March 28, 2010 and December 27, 2009, we had utilized $24.8 million and $22.0 million, respectively of the Revolving Credit Facility for letters of credit. As of March 28, 2010, were no borrowings under the Revolving Credit Facility, therefore, of the $150.0 million Revolving Credit Facility available, we had an unused balance of $125.2 million available for future borrowing and letters of credit. As of December 27, 2009, there were no borrowings under the Revolving Credit Facility, therefore, of the $150.0 million Revolving Credit Facility available, we had an unused balance of $128.0 million available for future borrowing and letters of credit. The remaining amount that can be used for letters of credit as of March 28, 2010 and December 27, 2009 was $25.2 million and $3.0 million, respectively. As of December 27, 2009, we were unable to use the Revolving Credit Facility for a $9.2 million letter of credit and instead had to deposit cash collateral for that amount. The cash collateral deposit also existed at March 28, 2010. Total letters of credit as of March 28, 2010 and December 27, 2009 were $34.0 million and $31.2 million, respectively.

In accordance with the “Excess Cash Flow” requirements of the Senior Secured Credit Facility, we will be required to make a mandatory prepayment of the Term Loans of $34.0 million in March 2010.

The Term Loans mature in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the term loan outstanding as of March 28, 2010 are no payment in 2010, $2.5 million in 2011, $12.5 million in 2012, $12.5 million in 2013 and $1,171.9 million in 2014. The Tranche C Term Loans matures in quarterly 0.25% installments from January 2010 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the Tranche C Term Loans outstanding as of December 27, 2009 are no payment in 2010, $7.2 million in 2011, $8.5 million in 2012, $8.5 million in 2013 and $818.1 million in 2014.

On April 2, 2007, as part of the Blackstone Transaction described in Note 1, we issued $325.0 million of 9.25% Senior Notes (the “Senior Notes”) due 2015, and $250.0 million of 10.625% Senior Subordinated Notes (the “Senior Subordinated Notes”) due 2017. On December 23, 2009, as part of the Birds Eye Acquisition described in Note 3, we issued an additional $300 million of 9.25% Senior Notes due in 2015 (the “Additional Senior Notes”). The Senior Notes and the Additional Senior Notes are collectively referred to herein as Senior Notes. The Senior Notes are general unsecured obligations of ours, effectively subordinated in right of payment to all of our existing and future senior secured indebtedness and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee our other indebtedness. The Senior Subordinated Notes are general unsecured obligations of ours, subordinated in right of payment to all of our existing and future senior indebtedness and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee our other indebtedness. See Note 17 of the Consolidated Financial Statements for Guarantor and Nonguarantor Financial Statements.

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

The estimated fair value of our long-term debt, including the current portion, as of March 28, 2010, is as follows:

(million $)	March 28, 2010
Issue	Recorded Amount	Fair Value
Senior Secured Credit Facility - Term Loans	$1,199.4	$1,157.4
Senior Secured Credit Facility - Tranche C Term Loans	842.3	850.7
9.25% Senior Notes	625.0	645.3
10.625% Senior Subordinated Notes	199.0	211.0

	$2,865.7	$2,864.4

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

The following table provides a reconciliation from our net earnings (loss) to EBITDA and Consolidated EBITDA for the three month periods ended March 28, 2010 and March 29, 2009 and the year ended December 27, 2009. The terms and related calculations are defined in the Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes.

	Three Months Ended March 28, 2010	Three Months Ended March 29, 2009	Year Ended December 27, 2009
Net earnings (loss)	$3,930	$(2,100)	$302,603
Interest expense, net	55,124	29,606	121,078
Income tax expense (benefit)	3,040	6,818	(277,723)
Depreciation and amortization expense	19,879	14,587	65,468

EBITDA (unaudited)	$81,973	$48,911	$211,426

Acquired EBITDA - Birds Eye Acquisition (1)	—	34,841	142,268
Non-cash items (a)	17,519	924	4,738
Non-recurring items (b)	13,454	512	29,835
Other adjustment items (c)	3,905	9,833	26,673
Net cost savings projected to be realized as a result of initiatives taken (d)	10,610	11,474	57,188

Consolidated EBITDA (unaudited)	$127,461	$106,495	$472,128

Last twelve months Consolidated EBITDA (unaudited)	$493,094

(1)	In accordance with our Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes, we have included an adjustment for the Acquired EBITDA for Birds Eye for the period prior to its acquisition, calculated consistent with the definition of Consolidated EBITDA.

(a)	Non-cash items are comprised of the following:

	Three Months Ended March 28, 2010	Three Months Ended March 29, 2009	Year Ended December 27, 2009
Non-cash compensation charges (1)	$205	$227	$3,190
Unrealized losses or (gains) resulting from hedging activities (2)	(10)	697	(277)
Impairment charges or asset write-offs (3)	—	—	1,300
Effects of adjustments related to the application of purchase accounting (4)	17,324	—	525

Total non-cash items	$17,519	$924	$4,738

(1)	For fiscal 2009 and the three months ended March 28, 2010 and March 29, 2009, represents non-cash compensation charges related to the granting of equity awards.

(2)	For fiscal 2009 and the three months ended March 28, 2010 and March 29, 2009, represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under natural gas and diesel fuel contracts for 2009 and 2010, and heating oil contracts for 2009 only.

(3)	For fiscal 2009, represents an impairment charge for the Swanson tradename.

(4)	For fiscal 2009 and the three months ended March 28, 2010 represents expense related to the write-up to fair market value of inventories acquired as a result of the Birds Eye Acquisition.

(b)	Non-recurring items are comprised of the following:

	Three Months Ended March 28, 2010	Three Months Ended March 29, 2009	Year Ended December 27, 2009
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$232	$218	$25,238
Restructuring charges, integration costs and other business optimization expenses (2)	12,274	259	986
Employee severance and recruiting (3)	948	35	3,611

Total non-recurring items	$13,454	$512	$29,835

(1)	For fiscal 2009 and the three months ended March 28, 2010 and March 29, 2009, primarily represents costs related to the Birds Eye Acquisition as well as other expenses related to due diligence investigations.

(2)	For the three months ended March 28, 2010, primarily represents termination benefits related to the announced closing of the Rochester, NY office ($8,733) and integration costs related to the Birds Eye Acquisition. For fiscal 2009 and March 29, 2009, represents consultant expense incurred to execute yield and labor savings in our plants.

(3)	For fiscal year 2009, principally represents severance and recruiting costs related to the change in the CEO. For the three months ended March 28, 2010 and March 29, 2009, represents severance costs paid, or to be paid, to terminated employees.

(c)	Other adjustment items are comprised of the following:

	Three Months Ended March 28, 2010	Three Months Ended March 29, 2009	Year Ended December 27, 2009
Management, monitoring, consulting and advisory fees (1)	$1,180	$644	$2,540
Variable product contribution principally from Steamfresh complete bagged meals no longer being offered (2)	2,725	9,189	24,133

Total other adjustments	$3,905	$9,833	$26,673

(1)	For fiscal 2009 and the three months ended March 28, 2010 and March 29, 2009, represents management/advisory fees and expenses paid to Blackstone.

(2)	For fiscal 2009 and the three months ended March 28, 2010 and March 29, 2009, represents the variable contribution loss principally from Steamfresh complete bagged meals and others which will no longer be offered by Pinnacle management following the Birds Eye Acquisition and the variable contribution loss applicable to a discontinued contract in the Birds Eye Industrial-Other segment.

(d)	Net cost savings projected to be realized as a result of initiatives taken:

	Three Months Ended March 28, 2010	Three Months Ended March 29, 2009	Year Ended December 27, 2009
Productivity initiatives in our manufacturing facilities, freight and distribution systems and purchasing programs (1)	$50	$224	$12,188
Estimated net cost savings associated with the Birds Eye Acquisition (2)	10,560	11,250	45,000

Total net cost savings projected to be realized as a result of initiatives taken	$10,610	$11,474	$57,188

(1)	For fiscal 2009 and the three months ended March 28, 2010 and March 29, 2009, represents net cost savings projected to be realized as a result of specified actions taken or initiated, net of the amount of actual benefits realized. Such savings primarily relate to productivity initiatives in our manufacturing facilities, our freight and distribution systems, and our purchasing programs.

(2)	For fiscal 2009 and the three months ended March 28, 2010 and March 29, 2009, represents the estimated reduction in operating costs that we anticipate will result from the combination of Pinnacle and Birds Eye as a result of eliminating duplicate overhead functions and overlapping operating expenses, leveraging supplier relationships and combined purchasing power to obtain procurement savings or raw materials and packaging, and optimizing and rationalizing overlapping frozen warehouse and distribution networks less what has been realized in the first quarter.

Our covenant requirements and actual ratios for the twelve months ended March 28, 2010 are as follows:

	Covenant Requirement	Actual Ratio
Senior Secured Credit Facility
Senior Secured Leverage Ratio (1)	5.00:1	3.90
Total Leverage Ratio (2)	Not applicable	5.58

Senior Notes and Senior Subordinated Notes (3)
Minimum Consolidated EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00:1	2.46

(1)	Pursuant to the terms of the Senior Secured Credit Facility, if at any time there are borrowings outstanding under the Revolving Credit Facility in an aggregate amount greater than $10.0 million, we are required to maintain a consolidated total senior secured debt to Consolidated EBITDA ratio for the most recently concluded four consecutive fiscal quarters (the “Senior Secured Leverage Ratio”) less than a ratio starting at a maximum of 7.00:1 at September 30, 2007 and stepping down over time to 4.00:1 on March 31, 2011. Consolidated total senior secured debt is defined as our aggregate consolidated secured indebtedness less the aggregate amount of all unrestricted cash and cash equivalents.

(2)	The Total Leverage Ratio is not a financial covenant but is used to determine the applicable rate under the Senior Secured Credit Facility. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Consolidated EBITDA.

(3)	Our ability to incur additional debt and make certain restricted payments under the indentures governing the Senior Notes and Senior Subordinated Notes, subject to specified exceptions, is tied to a Consolidated EBITDA to fixed charges ratio of at least 2.0:1.

(4)	Fixed charges is defined in the indentures governing the Senior Notes and Senior Subordinated Notes as (i) consolidated interest expense (excluding specified items) plus consolidated capitalized interest less consolidated interest income, plus (ii) cash dividends and distributions paid on preferred stock or disqualified stock.

INFLATION

Prior to 2005, inflation did not have a significant effect on us as we have been successful in mitigating the effects of inflation with cost reduction and productivity programs. Beginning 2005 and continuing into 2008, we experienced higher energy and commodity costs in production and higher fuel surcharges for product delivery. Inflation was less pronounced in 2009 and to date in 2010. Although we have no such expectation, severe increases in inflation could have an adverse impact on our business, financial condition and results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued the authoritative guidance for variable interest entities. This guidance clarifies the characteristics that identify a variable interest entity (VIE) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance. This guidance requires the primary beneficiary assessment to be performed on a continuous basis. It also requires additional disclosures about an entity’s involvement with VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. The authoritative guidance for variable interest entities is effective for fiscal years beginning after November 15, 2009. We adopted this guidance in the first quarter of 2010 and it did not have a material impact on our consolidated financial position or results of operations.

In January of 2010, the FASB updated the authoritative guidance for fair value disclosure. The updated guidance requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and activity within Level 3 of the fair value hierarchy. The update provides amendments to the level of disaggregation that an entity should provide in each class of assets and liabilities, as well as disclosures about the inputs and valuation techniques used to measure fair value. The updated guidance is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted this guidance in the first quarter of 2010 and it did not have a material impact on our consolidated financial position or results of operations.

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

As of March 28, 2010 we had the following interest rate swaps and caps (in aggregate) that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	8	945.9 million	1.43% - 3.33%	USD-LIBOR-BBA	Oct 2008 - Mar 2009	Jan 2011 - July 2012
Interest Rate Swaps with Floors	4	— (1)	2.96% - 3.58%	USD-LIBOR-BBA	Jan 2010	Jan 2012 - Jul 2012
Interest Rate Caps	2	800.0 million	2.50%	USD-LIBOR-BBA	Dec 2009	Jan 2011

(1)	Interest rate swaps with floors are hedging the same debt as the interest rate caps and become effective after the interest rate caps mature. At that point, in January 2011 they will have a notional value of $300.0 million.

According to the authoritative guidance for derivative and hedge accounting, the effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive (loss) income (“AOCI”) on the Consolidated Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 28, 2010 and March 29, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly as Interest expense in the Consolidated Statements of Operations. There was no hedge ineffectiveness on interest rate cash flow hedges recognized in the three months ended March 28, 2010 and March 29, 2009.

Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Due to the counterparty bank declaring bankruptcy in October 2008, we discontinued prospectively the hedge accounting on our interest rate derivatives with Lehman Brothers Specialty Financing on the bankruptcy date as those hedging relationships no longer met the authoritative guidance for derivative and hedge accounting. We terminated these positions during the fourth quarter of 2008. We continue to report the net gain or loss related to the discontinued cash flow hedge in AOCI which is expected to be reclassified into earnings during the original contractual terms of the derivative agreements as the hedged interest payments are expected to occur as forecasted. For the three months ended March 28, 2010, $1.0 million was reclassified as an increase to Interest expense relating to the terminated hedges. For the three months ended March 29, 2009, $1.3 million was reclassified as an increase to Interest expense relating to the terminated hedges. During the next twelve months, we estimate that an additional $18.7 million will be reclassified as an increase to Interest expense relating to both active and terminated hedges.

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

As of March 28, 2010, we had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate	Notional Purchased in Aggregate	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	39	$57.3 million CAD	$53.0 million USD	1.038-1.177	May 2009 - Mar 2010	Apr 2010 - Dec 2011
CAD Collar	9	$9.0 million CAD	$8.0 million USD	1.13	5/1/2009	Apr 2010 - Dec 2010

According to the authoritative guidance for derivative and hedge accounting, the effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI on the Consolidated Balance Sheet and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portions of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, are recognized directly in Cost of products sold in the Consolidated Statements of Operations. Hedge ineffectiveness on foreign exchange cash flow hedges amounted to a gain of less than $0.1 million in the three months ended March 28, 2010. No hedge ineffectiveness on foreign exchange cash flow hedges was recognized in the three months ended March 29, 2009.

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

As of March 28, 2010, we had the following natural gas swaps (in aggregate), diesel fuel and heating oil swaps (in aggregate) that were not designated in qualifying hedging relationships:

Product	Number of Instruments	Notional Amount	Price	Trade Dates	Maturity Dates
Natural Gas Swap	3	366,497 MMBTU’s	$5.20-$6.05 per MMBTU	Mar 2009 - Feb 2010	Apr 2010 - Oct 2010
Diesel Fuel Swap	3	4,391,947 Gallons	$2.46 - $2.96 per Gallon	Feb 2009 - Mar 2010	Jun 2010 - Dec 2010

The table below presents the fair value of the our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 28, 2010 and December 27, 2009.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value As of March 28, 2010	Balance Sheet Location	Fair Value As of March 28, 2010
Derivatives designated as hedging instruments
Interest Rate Contracts	Other current assets	$—	Accrued liabilities	$3.2
		—	Other long-term liabilities	24.0
Foreign Exchange Contracts		—	Accrued liabilities	2.8
		—	Other long-term liabilities	0.2

Total derivatives designated as hedging instruments		$—		$30.2

Derivatives not designated as hedging instruments
Natural Gas Contracts		$—	Accrued liabilities	$0.4
Diesel Fuel Contracts	Other current assets	1.2		—

Total derivatives not designated as hedging instruments		$1.2		$0.4

	Balance Sheet Location	Fair Value As of December 27, 2009	Balance Sheet Location	Fair Value As of December 27, 2009
Derivatives designated as hedging instruments
Interest Rate Contracts	Other assets, net	$0.2	Other long-term liabilities	$21.2
Foreign Exchange Contracts		—	Accrued liabilities	2.5

Total derivatives designated as hedging instruments		$0.2		$23.7

Derivatives not designated as hedging instruments
Natural Gas Contracts		$—	Accrued liabilities	$0.1
Heating Oil Contracts	Other current assets	—		—
Diesel Fuel Contracts	Other current assets	0.9		—

Total derivatives not designated as hedging instruments		$0.9		$0.1

The table below present the effect of our derivative financial instruments on the Consolidated Statements of Operations and Accumulated other comprehensive (loss) income as of the three months ending March 28, 2010 and March 29, 2009.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)

Derivatives in Cash Flow Hedging Relationships	Recognized in AOCI on Derivative (Effective Portion)	Effective portion reclassified from AOCI to:	Reclassified from AOCI into Earnings (Effective Portion)	Ineffective portion reclassified from AOCI to:	Recognized in Earnings on Derivative (Ineffective Portion)
Interest Rate Contracts	$(10.6)	Interest expense	$(5.4)	Interest expense	$—
Foreign Exchange Contracts	(1.1)	Cost of products sold	(0.6)	Cost of products sold	—

Three months ended March 28, 2010	$(11.7)		$(6.0)		$—

Interest Rate Contracts	$(8.6)	Interest expense	$(4.8)	Interest expense	$—
Foreign Exchange Contracts	0.4	Cost of products sold	1.1	Cost of products sold	—

Three months ended March 29, 2009	$(8.2)		$(3.7)		$—

Derivatives Not Designated as Hedging Instruments	Recognized in Earnings on:	Recognized in Earnings on Derivative
Natural Gas Contracts	Cost of products sold	$(0.4)
Diesel Contracts	Cost of products sold	0.3

Three months ended March 28, 2010		$(0.1)

Natural Gas Contracts	Cost of products sold	$(1.1)
Heating Oil Swaps	Cost of products sold	—

Three months ended March 29, 2009		$(1.1)

Credit-risk-related Contingent Features

We have an agreement with Barclays that contains a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 28, 2010, the fair value of interest rate contracts in a net liability position related to these agreements was $27.2 million, which includes accrued interest of $1.3 million but excludes any adjustment for nonperformance risk of $0.9 million. For the same counterparty, the fair value of foreign exchange derivative contracts in a net liability position related to these agreements was $3.1 million which excludes any adjustment for nonperformance risk of $0.1 million. For the same counterparty, the fair value of natural gas contracts in a net liability position related to these agreements was $0.4 million. For the same counterparty, the fair value of diesel contracts in a net asset position related to these agreements was $0.7 million. If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $30.0 million. As of March 28, 2010, we had not posted any collateral related to these agreements. As of December 27, 2009, the fair value of interest rate contracts in a net liability position related to these agreements was $23.1 million, which includes accrued interest of $1.0 million but excludes any adjustment for nonperformance risk of $1.0 million. For the same counterparty, the fair value of foreign exchange derivative contracts in a net liability position related to these agreements was $2.6 million, which excludes any adjustment for nonperformance risk of $0.1 million. For the same counterparty, the fair value of natural gas contracts in a net liability position related to these agreements was $0.1 million. For the same counterparty, the fair value of heating oil contracts in a net asset position related to these agreements was less than $0.1 million. If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $25.8 million. As of December 27, 2009, we had not posted any collateral related to these agreements.

We also have an agreement with Credit Suisse Group that contains a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 28, 2010, the fair value of interest rate contracts in a net liability position related to these agreements was $0.9 million, which excludes any adjustment for nonperformance risk of $0.1 million. As of December 27, 2009, the fair value of interest rate contracts in a net liability position related to these agreements was $0.1 million, which does not include any adjustment for nonperformance risk.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 28, 2010. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective at a level of reasonable assurance.

In addition, there was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 28, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

There have been no material changes.

ITEM 1A:	RISK FACTORS

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 27, 2009.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	RESERVED TO THE NEW VOTING REPORTING RULES

None

ITEM 5:	OTHER INFORMATION

None

ITEM 6:	EXHIBITS

Exhibit Number	Description of exhibit

2.1	Agreement and Plan of Merger, dated as of February 10, 2007, by and among Crunch Holding Corp., Peak Holdings LLC and Peak Acquisition Corp. (previously filed as Exhibit 2.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

2.2	Agreement and Plan of Reorganization and Merger, by and between Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003 (previously filed as Exhibit 2.1 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.3	Amendment No. 1, dated January 8, 2004, to the Agreement and Plan of Reorganization and Merger, by and between Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003 (previously filed as Exhibit 2.2 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.4	Agreement and Plan of Merger, dated March 19, 2004, by and between Aurora Foods, Inc. and Pinnacle Foods Holding Corporation (previously filed as Exhibit 2.3 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.5	Asset Purchase Agreement, dated March 1, 2006, by and between The Dial Corporation and Pinnacle Foods Groups Inc. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Group Inc. filed with the SEC on March 1, 2006 (Commission File Number: 333-118390), and incorporated herein by reference).

2.6	Stock Purchase Agreement, dated November 18, 2009, by and between Birds Eye Holdings, LLC, Birds Eye Foods, Inc. and Pinnacle Foods Group LLC (previously filed as Exhibit 2.1 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on November 24, 2009 (Commission File Number: 333-118390), and incorporated herein by reference).

3.1	Pinnacle Foods Finance LLC Certificate of Formation (previously filed as Exhibit 3.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.2	Pinnacle Foods Finance LLC Amended and Restated Limited Liability Company Agreement, dated as of April 2, 2007 (previously filed as Exhibit 3.2 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.3	Pinnacle Foods Finance Corp. Certificate of Incorporation (previously filed as Exhibit 3.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.4	Pinnacle Foods Finance Corp. Bylaws (previously filed as Exhibit 3.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.5	Pinnacle Foods Group LLC Certificate of Formation (previously filed as Exhibit 3.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.6	Pinnacle Foods Group LLC Limited Liability Company Agreement (previously filed as Exhibit 3.6 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.7	Pinnacle Foods International Corp. Certificate of Incorporation. (previously filed as Exhibit 3.7 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.8	Pinnacle Foods International Corp. Bylaws. (previously filed as Exhibit 3.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.9	State of Delaware Certificate of Conversion, dated September 25, 2007, converting Pinnacle Foods Group Inc. from a Corporation to a Limited Liability Company(previously filed as Exhibit 3.9 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.1	Senior Notes Indenture, dated as of April 2, 2007, among the Issuers, the Guarantors and the Trustee (previously filed as Exhibit 4.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.2	Senior Subordinated Notes Indenture, dated as of April 2, 2007, among the Issuers, the Guarantors and the Trustee (previously filed as Exhibit 4.2 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.3	Registrations Rights Agreement, dated as of April 2, 2007, among the Issuers, the Guarantors and Lehman Brothers Inc. and Goldman, Sachs & Co. (previously filed as Exhibit 4.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.4	Form of Rule 144A Global Note, 9.25% Senior Notes due 2015 (previously filed as Exhibit 4.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.5	Form of Regulation S Global Note, 9.25% Senior Notes due 2015 (previously filed as Exhibit 4.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.6	Form of Rule 144A Global Note, 10.625% Senior Subordinated Notes due 2017 (previously filed as Exhibit 4.6 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.7	Form of Regulation S Global Note, 10.625% Senior Subordinated Notes due 2017 (previously filed as Exhibit 4.7 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.8	Credit Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Lehman Commercial Paper Inc., Goldman Sachs Credit Partners L.P. and other lenders party hereto (previously filed as Exhibit 4.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.9	Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.9 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.10	Guaranty, dated as of April 2, 2007, among Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.10 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.11	Intellectual Property Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.11 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.12	Supplemental Senior Notes Indenture, dated as of November 18, 2009, by and among Birds Eye Holdings, Inc., Birds Eye Group, Inc., Kennedy Endeavors Incorporated, Seasonal Employers, Inc., BEMSA Holding, Inc., GLK Holdings, Inc., GLK, LLC, Rochester Holdco, LLC and Wilmington Trust Company, (previously filed as Exhibit 4.1 to the Current Report on Form 8-k of Pinnacle Foods Finance LLC filed with the SEC on December 24, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

4.13	Form of 9 1/4% Senior Notes due 2015 (previously filed as Exhibit 4.2 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on December 24, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

4.14	Registrations Rights Agreement, dated as of December 23, 2009, by and among Pinnacle Foods Finance LLC, Pinnacle Foods Finance Corp., the guarantors and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and Barclays Capital Inc. as the representatives of the initial purchasers (previously filed as Exhibit 4.3 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on December 24, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.1	Debt commitment letter entered into by Pinnacle Foods Finance LLC with Bank of America, N.A., Banc of America Bridge LLC, Banc of America Securities LLC, Barclays Capital, the investment banking division of Barclays Bank PLC, Credit Suisse AG, Credit Suisse Securities (USA) LLC, HSBC Bank USA, National Association, HSBC Securities (USA) Inc., MIHI LLC and Macquarie Capital (USA) Inc., dated November 18, 2009 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on November 24, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.3+	Employment Agreement, dated April 2, 2007 (Jeffrey P. Ansell) (previously filed as Exhibit 10.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.4+	Employment Agreement, dated April 2, 2007 (Craig Steeneck) (previously filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.5+	Director Service Agreement, dated April 2, 2007 (Roger Deromedi) (previously filed as Exhibit 10.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.6	Transaction and Advisory Fee Agreement, dated as of April 2, 2007, between Peak Finance LLC and Blackstone Management Partners V L.L.C. (previously filed as Exhibit 10.6 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.7	Trademark License Agreement by and between The Dial Corporation and Conagra, Inc., dated July 1, 1995 (previously filed as Exhibit 10.33 to the Annual Report on Form 10-K of Pinnacle Foods Group Inc. for the fiscal year ended December 25, 2005 (Commission File Number: 333-118390), and incorporated herein by reference).

10.8	Tax Sharing Agreement, dated as of November 25, 2003, by and among Crunch Holding Corp., Pinnacle Foods Holding Corporation, Pinnacle Foods Corporation, Pinnacle Foods Management Corporation, Pinnacle Foods Brands Corporation, PF Sales (N. Central Region) Corp., PF Sales, LLC, PF Distribution, LLC, PF Standards Corporation, Pinnacle Foods International Corp., Peak Finance Holdings LLC, Pinnacle Foods Finance Corp., Pinnacle Foods Finance LLC and Pinnacle Foods Group LLC (previously filed as Exhibit 10.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.9	Lease, dated May 23, 2001, between Brandywine Operating Partnership, L.P. and Pinnacle Foods Corporation (Cherry Hill, New Jersey) (previously filed as Exhibit 10.25 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.10	Lease, dated August 10, 2001, between 485 Properties, LLC and Pinnacle Foods Corporation (Mountain Lakes, New Jersey); Amendment No. 1, dated November 23, 2001; Amendment No. 2, dated October 16, 2003 (previously filed as Exhibit 10.26 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.11	Swanson Trademark License Agreement (U.S.) by and between CSC Brands, Inc. and Vlasic International Brands Inc., dated as of March 24, 1998 (previously filed as Exhibit 10.27 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-1183900), and incorporated herein by reference).

10.12	Swanson Trademark License Agreement (Non-U.S.) by and between Campbell Soup Company and Vlasic International Brands Inc., dated as of March 26, 1998 (previously filed as Exhibit 10.28 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.13	Technology Sharing Agreement by and between Campbell Soup Company and Vlasic Foods International Inc., dated as of March 26, 1998 (previously filed as Exhibit 10.29 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.14	Amendment to Lease Agreement, dated February 10, 2007 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Group Inc. filed with the SEC on February 15, 2007 (Commission File Number: 333-118390), and incorporated herein by reference).

10.15	Securityholders Agreement, dated as of April 2, 2007, among Peak Holdings LLC and the other parties hereto (previously filed as Exhibit 10.15 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.16+	Peak Holdings LLC 2007 Unit Plan, effective as of April 2, 2007 (previously filed as Exhibit 10.16 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.17+	Peak Holdings LLC Form of Award Management Unit Subscription Agreement (previously filed as Exhibit 10.17 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.18	Securityholders Agreement, dated as of September 21, 2007 among Crunch Holding Corp. and the other parties hereto (previously filed as Exhibit 10.18 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.19+	Crunch Holding Corp. 2007 Stock Incentive Plan, effective as of August 8, 2007 (previously filed as Exhibit 10.19 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.20+	Crunch Holding Corp. 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.20 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.21	Trademark License Agreement, dated as of July 9, 1996, by and between The Quaker Oats Company, The Quaker Oats Company of Canada Limited and Van de Kamp’s, Inc. (previously filed as Exhibit 10.21 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.22+	Enhanced Target Annual Bonus letter, dated June 11, 2007 (Craig Steeneck) (previously filed as Exhibit 10.22 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.23+	Supplemental Peak Holdings LLC Management Unit Subscription Agreement, dated June 11, 2007 (Craig Steeneck) (previously filed as Exhibit 10.23 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.24+	Modification of the Enhanced Target Annual Bonus letter, dated February 27, 2009 (Craig Steeneck) (previously filed as Exhibit 10.24 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.25+	Modification of the Supplemental Peak Holdings LLC Management Unit Subscription Agreement, dated February 27, 2009 (Craig Steeneck) (previously filed as Exhibit 10.25 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.26+	Modification of the Peak Holdings LLC Form of Award Management Unit Subscription Agreement (previously filed as Exhibit 10.26 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.27+	Modification of the Crunch Holding Corp. 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.27 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.28+	Employment offer letter, dated December 11, 2003 (Chris L. Kiser) (previously filed as Exhibit 10.28 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.29+	Severance benefit letter, dated October 7, 2008 (Chris L. Kiser) (previously filed as Exhibit 10.29 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.30+	Employment offer letter dated May 25, 2001 (Lynne M. Misericordia) (previously filed as Exhibit 10.30 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.31+	Employment offer letter dated May 25, 2001 (M. Kelley Maggs) (previously filed as Exhibit 10.31 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.32+	Separation Agreement, dated July 31, 2009 (Jeffrey P. Ansell). (previously filed as Exhibit 10.32 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.33+	Employment Agreement, dated July 13, 2009 (Robert J. Gamgort). (previously filed as Exhibit 10.33 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.34+	Peak Holdings LLC Management Unit Subscription Agreement, dated July 13, 2009 (Robert J. Gamgort). (previously filed as Exhibit 10.34 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.35+	Amendment to Director Services Agreement, dated July 31, 2009 (Roger Deromedi). (previously filed as Exhibit 10.35 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.36	Second Amendment to the Credit Agreement, dated December 23, 2009, by and among Pinnacle Foods Finance LLC, Peak Finance Holdings LLC, Barclays Bank PLC, the Revolving Commitment Increase Lenders, the Tranche C Term Lenders and the Guarantors. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on December 24, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.37	Amended and Restated Transaction and Advisory Fee Agreement, dated as of November 18, 2009, between Peak Finance LLC and Blackstone Management Partners V L.L.C. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on December 24, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.38	Employment offer letter dated November 24, 2008 (Edward L. Sutter) (previously filed as Exhibit 10.38 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 23, 2010 (Commission File Number: 333-148297), and incorporated herein by reference).

10.39	Employment offer letter dated October 28, 2008 (Sally Genster Robling) (previously filed as Exhibit 10.39 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 23, 2010 (Commission File Number: 333-148297), and incorporated herein by reference).

24.1	Power of Attorney (included in signature page) (previously filed as Exhibit 24.1 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

+	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

(A)	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Form 10-Q and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FOODS FINANCE LLC

By:	/s/ CRAIG STEENECK
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (acting in both his capacity as authorized signatory on behalf of the registrant and as principal financial officer)
Date:	May 12, 2010