Form 10-Q
period 2010-06-27
Pinnacle Foods Finance LLC
filed 2010-08-09
CIK 1420566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-148297

Pinnacle Foods Finance LLC

(Exact name of registrant as specified in its charter)

Delaware	20-8720036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Bloomfield Avenue Mt. Lakes, New Jersey	07046
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 9, 2010, there were outstanding 100 shares of common stock, par value $0.01 per share, of the Registrant.

TABLE OF CONTENTS

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

Unaudited consolidated financial statements begin on the following page

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(thousands of dollars)

	Three months ended		Six months ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Net sales	$576,080	$408,822	$1,232,516	$836,230
Cost of products sold	434,142	318,152	934,848	658,145

Gross profit	141,938	90,670	297,668	178,085

Operating expenses
Marketing and selling expenses	38,490	30,602	91,327	64,957
Administrative expenses	26,562	15,974	60,492	29,503
Research and development expenses	2,202	1,107	4,548	2,117
Other (income) expense, net	4,286	4,197	8,809	8,394

Total operating expenses	71,540	51,880	165,176	104,971

Earnings before interest and taxes	70,398	38,790	132,492	73,114

Interest expense	53,503	28,658	108,714	58,268
Interest income	70	9	157	13

Earnings before income taxes	16,965	10,141	23,935	14,859
Provision for income taxes	2,791	7,616	5,831	14,434

Net earnings	$14,174	$2,525	$18,104	$425

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(thousands of dollars)

	June 27, 2010	December 27, 2009
Current assets:
Cash and cash equivalents	$142,827	$73,874
Accounts receivable, net	155,623	158,004
Inventories, net	296,646	389,967
Other current assets	28,603	26,960
Deferred tax assets	35,657	25,670

Total current assets	659,356	674,475

Plant assets, net	421,666	412,208
Tradenames	1,658,812	1,658,812
Other assets, net	218,352	233,823
Goodwill	1,559,180	1,559,180

Total assets	$4,517,366	$4,538,498

Current liabilities:
Short-term borrowings	$378	$1,232
Current portion of long-term obligations	4,336	38,228
Accounts payable	108,169	130,360
Accrued trade marketing expense	39,669	49,048
Accrued liabilities	152,586	130,035
Accrued income taxes	2,353	455

Total current liabilities	307,491	349,358

Long-term debt (includes $129,310 and $109,237 owed to related parties)	2,855,496	2,849,251
Pension and other postretirement benefits	78,454	82,437
Other long-term liabilities	34,508	39,383
Deferred tax liabilities	352,890	343,716

Total liabilities	3,628,839	3,664,145

Commitments and contingencies

Shareholder’s equity:
Pinnacle Common stock: par value $.01 per share, 100 shares authorized, issued 100 shares	—	—
Additional paid-in-capital	693,052	693,196
Notes receivable from officers	—	(565)
Retained earnings	243,417	225,313
Accumulated other comprehensive (loss) income	(47,942)	(43,591)

Total shareholder’s equity	888,527	874,353

Total liabilities and shareholder’s equity	$4,517,366	$4,538,498

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(thousands of dollars)

	Six months ended
	June 27, 2010	June 28, 2009
Cash flows from operating activities
Net earnings from operations	$18,104	$425
Non-cash charges (credits) to net earnings
Depreciation and amortization	38,677	32,472
Amortization of discount on term loan	1,374	—
Amortization of debt acquisition costs	6,582	2,367
Amortization of deferred mark-to-market adjustment on terminated swaps	1,829	2,394
Change in value of financial instruments	1,251	110
Stock-based compensation charge	410	453
Postretirement healthcare benefits	(24)	(13)
Pension expense net of contributions	(464)	1,316
Other long-term liabilities	1,276	1,151
Other long term assets	156	(1,297)
Deferred income taxes	(3,957)	15,037
Changes in working capital
Accounts receivable	2,487	(3,278)
Inventories	93,685	4,935
Accrued trade marketing expense	(9,441)	(3,653)
Accounts payable	(8,070)	14,933
Accrued liabilities	13,327	1,475
Other current assets	(4,650)	(1,432)

Net cash provided by operating activities	152,552	67,395

Cash flows from investing activities
Capital expenditures	(37,534)	(31,145)

Net cash used in investing activities	(37,534)	(31,145)

Cash flows from financing activities
Change in bank overdrafts	(14,305)	—
Repayment of capital lease obligations	(876)	(138)
Repayment of notes receivable from officers	565	—
Equity contributions	350	250
Repurchases of equity	(904)	(5)
Debt acquisition costs	(17)	—
Borrowings under revolving credit facility	—	32,208
Repayments of revolving credit facility	—	(58,208)
Proceeds from short-term borrowings	497	—
Repayments of short-term borrowings	(1,350)	(163)
Repayments of long term obligations	(30,143)	(6,250)

Net cash used in financing activities	(46,183)	(32,306)

Effect of exchange rate changes on cash	118	122

Net change in cash and cash equivalents	68,953	4,066
Cash and cash equivalents - beginning of period	73,874	4,261

Cash and cash equivalents - end of period	$142,827	$8,327

Supplemental disclosures of cash flow information:
Interest paid	$84,074	$65,128
Interest received	157	13
Income taxes paid	5,858	578
Non-cash investing activity:
Capital lease activity	(1,998)	(1,227)

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY (unaudited)

(thousands of dollars, except share amounts)

					Retained	Accumulated
			Additional	Notes	earnings	Other	Total
	Common Stock		Paid In	Receivable	(Accumulated	Comprehensive	Shareholder’s
	Shares	Amount	Capital	From Officers	Deficit)	(Loss) Income	Equity
Balance at December 28, 2008	100	$—	$427,323	$—	$(77,290)	$(42,460)	$307,573

Equity contributions:
Cash			250				250
Repurchases of equity			(5)				(5)
Equity related compensation			453				453
Comprehensive income:
Net earnings					425		425
Swap mark to market adjustments, net of income tax benefit of $43						(6,026)	(6,026)
Amortization of deferred mark-to-market adjustment on terminated swaps						2,394	2,394
Foreign currency translation						(732)	(732)

Total comprehensive loss							(3,939)

Balance at June 28, 2009	100	$—	$428,021	$—	$(76,865)	$(46,824)	$304,332

Balance at December 27, 2009	100	$—	$693,196	$(565)	$225,313	$(43,591)	$874,353

Equity contribution:
Cash			350				350
Repurchases of equity			(904)				(904)
Equity related compensation			410				410
Collection of notes receivable from officers				565			565
Comprehensive income:
Net earnings					18,104		18,104
Swap mark to market adjustments, net of tax benefit of $2,886						(4,283)	(4,283)
Amortization of deferred mark-to-market adjustment on terminated swaps, net of tax provision of $2,459						(630)	(630)
Foreign currency translation, net of tax benefit of $151						557	557
Net gain on Pension and OPEB actuarial assumptions, net of tax provision of $3,769						5	5

Total comprehensive income							13,753

Balance at June 27, 2010	100	$—	$693,052	$—	$243,417	$(47,942)	$888,527

For the three months ended June 27, 2010 and June 28, 2009, total comprehensive income was $12,768 and $3,408

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

1. Summary of Business Activities

Business Overview

Pinnacle Foods Finance LLC (hereafter referred to as the “Company” or “PFF”) is a leading manufacturer, marketer and distributor of high quality, branded convenience food products, the products and operations of which are managed and reported in three operating segments: (i) Birds Eye Frozen, (ii) Duncan Hines Grocery and (iii) Specialty Foods. Our United States retail frozen vegetables (Birds Eye®), single-serve frozen dinners and entrées (Hungry-Man®, Swanson®), multi-serve frozen dinners and entrées (Birds Eye Voila!®), frozen seafood (Van de Kamp’s®, Mrs. Paul’s®), frozen breakfast (Aunt Jemima®), bagels (Lender’s®), and frozen pizza (Celeste®) are reported in the Birds Eye Frozen Division. Our baking mixes and frostings (Duncan Hines®), shelf-stable pickles, peppers and relish (Vlasic®), barbeque sauces (Open Pit®), pie fillings (Comstock®, Wilderness®), syrups (Mrs. Butterworth’s® and Log Cabin®), salad dressing (Bernstein’s®), canned meat (Armour®, Nalley®, Brooks®) and all Canadian Operations are reported in the Duncan Hines Grocery Division. The Specialty Foods Division consists of snack products (Tim’s Cascade® and Snyder of Berlin®) and our food service and private label businesses.

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

2. Interim Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of June 27, 2010, the results of operations for the three and six months ended June 27, 2010 and June 28, 2009, and the cash flows for the six months ended June 27, 2010 and June 28, 2009. The results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 27, 2009.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

3. Acquisition

Acquisition of Birds Eye Foods, Inc.

On December 23, 2009, our wholly owned subsidiary, Pinnacle Foods Group LLC acquired all of the common stock of Birds Eye. Birds Eye’s product offering includes an expanding platform of healthy, high-quality frozen vegetables and frozen meals and a portfolio of primarily branded specialty foods which are highly-complimentary to Pinnacle’s existing product offerings. Frozen products are marketed under the Birds Eye brand name. Birds Eye markets traditional boxed and bagged frozen vegetables, as well as steamed vegetables using innovative steam-in-packaging technology, under the Birds Eye and Birds Eye Steamfresh brands. Birds Eye’s complete bagged meals, marketed under the Birds Eye Voila! brand, offer consumers value-added meal solutions that include a protein, starch, and vegetables in one convenient package. Birds Eye’s branded specialty food products hold leading market share positions in their core geographic markets, and include Comstock and Wilderness fruit pie fillings and toppings, Brooks and Nalley chili and chili ingredients, and snack foods by Tim’s Cascade and Snyder of Berlin.

The authoritative guidance for business combinations and goodwill and other intangible assets which established accounting and reporting for business combinations requires that all business combinations be accounted for using the purchase method of accounting. The guidance for goodwill and other intangible assets provides that goodwill and other intangible assets with indefinite lives are not to be amortized, but tested for impairment on an annual basis.

In December 2007, the FASB updated the authoritative guidance for business combinations. The guidance still requires business combinations to be accounted for using the purchase method of accounting, but changed the manner of applying the method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The Birds Eye Acquisition has been accounted for in accordance with these standards.

The cost of the Birds Eye Acquisition consisted of:

Stated purchase price	$670,000
Net repayment of Birds Eye’s debt	670,383

Total cost of acquisition	$1,340,383

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

Based upon the allocation, the value assigned to intangible assets and goodwill totaled $1,367.9 million. Of the total intangible assets, $48.0 million has been assigned to distributor relationships. Distributor relationships are being amortized on an accelerated basis over 30 years, this life was based on an attrition rate based on industry experience which management believes is appropriate in the Company’s circumstances. The Company has also assigned $750.0 million to the value of the tradenames acquired, of which $624.0 million is allocated to the Birds Eye Frozen segment, $90.0 million is allocated to the Duncan Hines Grocery segment and $36.0 million is allocated to the Specialty Foods segment. The values of the tradenames are not subject to amortization but are reviewed annually for impairment. Goodwill, which is also not subject to amortization, totaled $565.0 million, of which $304.6 million is allocated to the Birds Eye Frozen segment, $107.2 million is allocated to the Duncan Hines Grocery segment and $153.2 million is allocated to the Specialty Foods segment. No new tax-deductible goodwill or intangible assets were created as a result of the Birds Eye Acquisition, but historical tax-deductible goodwill and intangible assets in the amount of $79.4 million existed as of the closing of the Birds Eye Acquisition. The above allocation is subject to adjustment, pending the receipt of additional information relative to Birds Eye’s tax matters. The allocation is expected to be finalized during the fourth quarter.

In accordance with the requirements of the purchase method of accounting for acquisitions, inventories obtained in the Birds Eye Acquisition were required to be valued at fair value (net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity), which is $37.6 million higher than historical manufacturing cost. Cost of products sold for the three and six months ended June 27, 2010, and the fiscal year ended December 27, 2009 includes pre-tax charges of $9.7 million, $27.0 million and $0.5 million, respectively, related to the finished products at December 23, 2009, which were subsequently sold. The remaining $10.1 million will be recognized principally in the third quarter of 2010.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

The Birds Eye Acquisition was financed through borrowings of $850.0 million in term loans (“the Tranche C Term Loans”), $300.0 million of 9.25% Senior Notes due 2015 (the “Senior Notes”), a $260.0 million equity contribution from The Blackstone Group L.P., a $3.1 million investment from members of the board and management, less transaction costs of $0.2 million and $24.1 million in the six months ended June 27, 2010 and fiscal year ended December 27, 2009, respectively, and deferred financing costs of $40.2 million. Included in the transaction costs of $0.2 million for the six months ended June 27, 2010 are primarily legal, accounting and other professional fees. Included in the transaction costs of $24.1 million for the fiscal year ended December 27, 2009 are: $19.3 million in merger, acquisition and advisory fees, $4.0 million in legal, accounting and other professional fees and $0.8 million in other costs. The costs are recorded in Other expense (income), net in the Consolidated Statements of Operations. The Company also incurred $11.8 million in original issue discount, in connection with the Tranche C Term Loans. This is recorded in Long-term debt on the Consolidated Balance Sheet and is being amortized over the life of the loan using the effective interest method which is consistent with the relevant authoritative guidance.

Pro forma Information

The following schedule includes consolidated statements of operations data for the unaudited pro forma results for the six months ended June 28, 2009 as if the Birds Eye Acquisition had occurred as of the beginning of fiscal 2009. The pro forma information includes the actual results with pro forma adjustments for the change in interest expense related to the Birds Eye Acquisition, purchase accounting adjustments related to fixed assets, intangible assets, pension and other post-employment benefit liabilities, and related adjustments to the provision for income taxes.

The unaudited pro forma information is provided for illustrative purposes only. It does not purport to represent what the consolidated results of operations would have been had the Birds Eye Acquisition occurred on the date indicated above, nor does it purport to project the consolidated results of operations for any future period or as of any future date.

Six Months ended June 28, 2009 (unaudited)
Net sales	$1,278,009
Earnings before interest and taxes	$138,240
Net earnings	$12,920

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the Company’s assumptions.

The Company’s population of financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value As of June 27, 2010	Fair Value Measurements Using Fair Value Hierarchy			Fair Value As of December 27, 2009	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate derivatives	$—	$—	$—	$—	$165	$—	$165	$—
Foreign currency derivatives	—	—	—	—	—	—	—	—
Heating oil derivatives	—	—	—	—	25	—	25	—
Diesel fuel derivatives	140	—	140	—	902	—	902	—

Total assets at fair value	$140	$—	$140	$—	$1,092	$—	$1,092	$—

Liabilities
Interest rate derivatives	$28,996	$—	$28,996	$—	$21,145	$—	$21,145	$—
Foreign currency derivatives	1,634	—	1,634	—	2,522	—	2,522	—
Natural gas derivatives	126	—	126	—	57	—	57	—
Diesel fuel derivatives	427		427		—	—	—	—

Total liabilities at fair value	$31,183	$—	$31,183	$—	$23,724	$—	$23,724	$—

The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk.

Below are descriptions of the techniques used to estimate the fair value of financial instruments on the Company’s financial statements as of June 27, 2010.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate and foreign exchange forward curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of June 27, 2010 or December 27, 2009.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

5. Other Expense (Income), net

	Three months ended		Six months ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Other expense (income), net consists of:
Amortization of intangibles/other assets	$4,293	$4,197	$8,585	$8,394
Birds Eye Acquisition merger-related costs	(7)	—	224	—

Total other expense (income), net	$4,286	$4,197	$8,809	$8,394

Birds Eye Acquisition merger-related costs. In connection with the Birds Eye Acquisition, as described in Note 3, the Company incurred costs of ($7) and $224 in the three and six months ended June 27, 2010. These costs relate primarily to legal, accounting and other professional fees.

6. Inventories

	June 27, 2010	December 27, 2009
Raw materials, containers and supplies	$46,818	$40,912
Finished product	249,828	349,055

Total	$296,646	$389,967

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

In the fourth quarter of 2009, in connection with the Birds Eye Acquisition, inventories were required to be valued at fair value, which is $37.6 million higher than historical manufacturing cost. Cost of products sold for the three and six months ended June 27, 2010 and the fiscal year ended December 27, 2009 includes pre-tax charges of $9.7 million, $27.0 million and $0.5 million, respectively, related to the finished products at December 23, 2009, which were subsequently sold. The remaining $10.1 million will be recognized principally in the third quarter of 2010.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

7. Goodwill and Other Assets

Goodwill by segment is as follows:

	Birds Eye Frozen	Duncan Hines Grocery	Specialty Foods	Total
Balance, December 27, 2009	$575,958	$739,475	$243,747	$1,559,180

Balance, June 27, 2010	$575,958	$739,475	$243,747	$1,559,180

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

In the first quarter of 2010, we implemented a reorganization of the Company’s products into three operating segments: Birds Eye Frozen, Duncan Hines Grocery and Specialty Foods. Our United States retail frozen vegetables (Birds Eye®), single-serve frozen dinners and entrées (Hungry-Man®, Swanson®), multi-serve frozen dinners and entrées (Birds Eye Voila!®), frozen seafood (Van de Kamp’s®, Mrs. Paul’s®), frozen breakfast (Aunt Jemima®), bagels (Lender’s®), and frozen pizza (Celeste®) are reported in the Birds Eye Frozen Division. Our baking mixes and frostings (Duncan Hines®), shelf-stable pickles, peppers and relish (Vlasic®), barbeque sauces (Open Pit®), pie fillings (Comstock®, Wilderness®), syrups (Mrs. Butterworth’s® and Log Cabin®), salad dressing (Bernstein’s®), canned meat (Armour®, Nalley®, Brooks®) and all Canadian Operations are reported in the Duncan Hines Grocery Division. The Specialty Foods Division consists of snack products (Tim’s Cascade® and Snyder of Berlin®) and our food service and private label businesses.

As a result of the reorganization, the goodwill reallocation by segment resulted in $575,958 allocated to the Birds Eye Frozen segment, $739,475 allocated to the Duncan Hines Grocery segment and $243,747 allocated to the Specialty Foods segment.

The authoritative guidance for accounting for goodwill states that impairment is to be tested on an annual basis, unless an event occurs that could potentially reduce the fair value of a reporting unit below its book value. The Company’s reorganization into new segments constituted such a change and goodwill was tested for impairment during the first quarter which resulted in no impairment charges.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Other Assets, net

	June 27, 2010
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(17,163)	$35,647
Customer relationships - Distributors	36	125,438	(13,463)	111,975
Customer relationships - Food Service	7	36,143	(23,359)	12,784
Customer relationships - Private Label	7	9,214	(6,863)	2,351
License	7	4,875	(375)	4,500

Total amortizable intangibles		$228,480	$(61,223)	$167,257
Deferred financing costs		80,745	(30,415)	50,330
Notes receivable (Roskam Baking)		704	—	704
Other		61	—	61

Total other assets, net				$218,352

	December 27, 2009
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(14,523)	$38,287
Customer relationships - Distributors	36	125,305	(10,154)	115,151
Customer relationships - Food Service	7	36,143	(21,655)	14,488
Customer relationships - Private Label	7	9,213	(6,316)	2,897
License	7	4,875	—	4,875

Total amortizable intangibles		$228,346	$(52,648)	$175,698
Deferred financing costs		80,730	(23,833)	56,897
Foreign currency swap (See Note 11)		165	—	165
Notes receivable (Roskam Baking)		1,009	—	1,009
Other		54	—	54

Total other assets, net				$233,823

Amortization during the three and six months ended June 27, 2010 was $4,293 and $8,585, respectively. Estimated amortization expense for each of the next five years and thereafter is as follows: remainder of 2010 - $8,593, 2011 - $16,167, 2012 - $15,808, 2013 - $15,471, 2014 - $12,188 and thereafter - $99,032. Amortization during the three and six months ended June 28, 2009 was $4,197 and $8,394, respectively.

Deferred financing costs, which relate to the Senior Secured Credit Facility, Senior Notes and Senior Subordinated Notes entered into in connection with the Blackstone Transaction, amounted to $40,567. Deferred financing costs in connection with the Birds Eye Acquisition, amounted to $40,253. Amortization of the deferred financing costs during the three and six months ended June 27, 2010 was $3,122 and $6,582, respectively. Amortization of the deferred financing costs during the three and six months ended June 28, 2009 was $1,183 and $2,367, respectively.

In February 2009, the Company entered into an agreement with Roskam Baking, which began co-packing certain Duncan Hines products in April 2009. This agreement included a provision to loan Roskam $1,900. As of June 27, 2010 the balance of the notes receivable is $1,254, of which $550 is recorded on the Consolidated Balance Sheet in Other Current Assets and $704 is recorded in Other Assets, net. This loan is being paid back to the Company based on cases produced and will be paid back in no longer than 5 years.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

8. Restructuring Charges

Rochester, NY Office

The Rochester, NY office is the former headquarters of Birds Eye Foods, Inc. which was acquired by PFG on December 23, 2009, as described in Note 3. In connection with the consolidation of activities into PFG’s New Jersey offices, the Rochester office will be closed. Notification letters under the Worker Adjustment and Retraining Notification (WARN) Act of 1988 were issued in the first quarter of 2010. Activities related to the closure of the Rochester office began in the 2nd quarter of 2010 and will result in the elimination of approximately 200 positions.

In accordance with the authoritative guidance with respect to accounting for costs associated with exit or disposal activities, the full cost of termination benefits of $7,587 related to employees who will not be retained beyond the minimum retention period were recorded in the first quarter and the full cost of termination benefits of $4,526 related to employees who will be retained beyond the minimum retention period will be recorded in the future service periods. Of the $4,526, $1,146 was recorded in the first quarter, $1,756 was recorded in the second quarter, $1,298 is expected to be recorded in the 3rd quarter and $326 is expected to be recorded in the 4th quarter.

The total cost of termination benefits recorded in the first quarter of 2010 was $8,733 and was recorded in the segments as follows: Birds Eye Frozen segment $6,172, Duncan Hines Grocery segment $1,591 and Specialty Foods segment $970. The total cost of termination benefits recorded in the second quarter of 2010 was $1,756 and was recorded in the segments as follows: Birds Eye Frozen segment $1,241, Duncan Hines Grocery segment $319 and Specialty Foods segment $196. The total cost of termination benefits for the six months ended June 27, 2010 was $10,489 and was recorded in the segments as follows: Birds Eye Frozen segment $7,413, Duncan Hines Grocery segment $1,910 and Specialty Foods segment $1,166.

The following table summarizes restructuring charges accrued as of June 27, 2010. These amounts are recorded in our Consolidated Balance Sheets, of which $6,729 is recorded in Accrued liabilities and $2,407 is recorded in Other long-term liabilities.

Restructuring Reserve
Balance as of December 27, 2009	$—
Expense	10,489
Payments	(1,353)

Balance as of June 27, 2010	$9,136

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

9. Debt and Interest Expense

	June 27, 2010	December 27, 2009
Short-term borrowings
- Revolving Credit Facility	$—	$—
- Notes payable	378	1,232

Total short-term borrowings	378	1,232

Long-term debt
- Senior Secured Credit Facility - Term Loans	$1,199,422	$1,221,875
- Senior Secured Credit Facility - Tranche C Term Loans	842,310	850,000
- 9.25% Senior Notes	625,000	625,000
- 10.625% Senior Subordinated Notes	199,000	199,000
- Unamortized discount on long term debt	(10,348)	(11,722)
- Capital lease obligations	4,448	3,326

	2,859,832	2,887,479
Less: current portion of long-term obligations	4,336	38,228

Total long-term debt	$2,855,496	$2,849,251

Interest expense	Three months ended		Six months ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Third party interest expense	$44,501	$22,720	$90,205	$45,654
Related party interest expense	872	284	1,399	918
Amortization of debt acquisition costs	3,122	1,183	6,658	2,367
Amortization of deferred mark-to-market adjustment on terminated swap (Note 11)	796	1,082	1,829	2,394
Interest rate swap losses (Note 11)	4,212	3,389	8,623	6,935

Total interest expense	$53,503	$28,658	$108,714	$58,268

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

There were no borrowings outstanding under the Revolving Credit Facility as of June 27, 2010 and December 27, 2009.

The total combined amount of the Term Loans and the Tranche C Term Loans that were owed to affiliates of the Blackstone Group as of June 27, 2010 and December 27, 2009, was $129,310 and $109,237, respectively.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

The Company’s borrowings under the Senior Secured Credit Facility, as amended, bear interest at a floating rate and are maintained as base rate loans or as Eurocurrency rate loans. Base rate loans bear interest at the base rate plus the applicable base rate margin, as defined in the Senior Secured Credit Facility. The base rate is defined as the higher of (i) the prime rate and (ii) the Federal Reserve reported overnight funds rate plus 1/2 of 1%. Eurocurrency rate loans bear interest at the adjusted Eurocurrency rate, as described in the Senior Secured Credit Facility, plus the applicable Eurocurrency rate margin. Solely with respect to Tranche C Term Loans, the Eurocurrency rate shall be no less than 2.50% per annum. Solely with respect to Tranche C Term Loans, the base rate shall be no less than 3.50% per annum.

The applicable margins with respect to the Company’s Senior Secured Credit Facility vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on the Company’s leverage ratio as defined in the credit agreement. The applicable margins with respect to the Senior Secured Credit Facility are currently:

Applicable Margin (per annum)

Revolving Credit Facilty and Letters of Credit			Term Loans		Tranche C Term Loans
Eurocurrency Rate for Revolving Loans and Letter of Credit Fees	Base Rate for Revolving Loans	Commitment Fees Rate	Eurocurrency Rate for Term Loans	Base Rate for Term Loans	Eurocurrency Rate for - Term Loan C	Base Rate for - Term Loan C
2.25%	1.25%	0.50%	2.50%	1.50%	5.00%	4.00%

The obligations under the Senior Secured Credit Facility are unconditionally and irrevocably guaranteed by each of the Company’s direct or indirect domestic subsidiaries (collectively, the "Guarantors"). In addition, the Senior Secured Credit Facility is collateralized by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, each direct or indirect domestic subsidiary of the Company and 65% of the capital stock of, or other equity interests in, each direct foreign subsidiaries of the Company, or any of its domestic subsidiaries and (ii) certain tangible and intangible assets of the Company and those of the Guarantors (subject to certain exceptions and qualifications).

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility. For the three months and six months ended June 27, 2010, the weighted average interest rate on the term loan was 4.79% and 4.83%, respectively. For the three months and six months ended June 28, 2009, the weighted average interest rate on the term loan was 3.17% and 3.25%, respectively. For the three and six months ended June 28, 2009, the weighted average interest rate on the Revolving Credit Facility was 3.30% and 3.29%, respectively. As of June 27, 2010 and June 28, 2009, the Eurodollar interest rate on the term loan facility was 5.18% and 3.07% respectively.

The Company pays a fee for all outstanding letters of credit drawn against the Revolving Credit Facility at an annual rate equivalent to the Applicable Margin then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility cannot exceed $50,000 as of March 24, 2010 (previously $25,000). As of June 27, 2010 and December 27, 2009, the Company had utilized $33,503 and $22,072, respectively of the Revolving Credit Facility for letters of credit. As of June 27, 2010, there were no borrowings under the Revolving Credit Facility, therefore, of the $150,000 Revolving Credit Facility available, the Company had an unused balance of $116,497 available for future borrowing and letters of credit. As of December 27, 2009, there were no borrowings under the Revolving Credit Facility, therefore, of the $150,000 Revolving Credit Facility available, the Company had an unused balance of $127,928 available for future borrowing and letters of credit. The remaining amount that can be used for letters of credit as of June 27, 2010 and December 27, 2009 was $16,497 and $2,928, respectively.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

In accordance with the “Excess Cash Flow” requirements of the Senior Secured Credit Facility the Company made a mandatory prepayment of the Term Loans of $27.0 million in March 2010. Under the terms of the Senior Secured Credit Facility, Excess cash flow is determined by taking consolidated net income (as defined) and adjusting it for certain items, including (1) all non cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principle payments of indebtedness and (5) certain other items defined in the Senior Secured Credit Facility. The next excess cash flow payment will be made in March 2011.

The Term Loans mature in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the term loan outstanding as of June 27, 2010 are no payment in 2010, $2.5 million in 2011, $12.5 million in 2012, $12.5 million in 2013 and $1,171.9 million in 2014. The Tranche C Term Loans matures in quarterly 0.25% installments from January 2010 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the Tranche C Term Loans outstanding as of December 27, 2009 are no payment in 2010, $7.2 million in 2011, $8.5 million in 2012, $8.5 million in 2013 and $818.1 million in 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

In addition, until April 1, 2010, the Company was able to redeem up to 35% of the aggregate principal amount of Senior Notes or Senior Subordinated Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus a premium equal to the rate per annum on the Senior Notes or Senior Subordinated Notes, as the case may be, plus accrued and unpaid interest and Additional Interest, if any, to the redemption date, subject to the right of holders of Senior Notes or Senior Subordinated Notes of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds received by the Company from one or more equity offerings; provided that (i) at least 50% of the aggregate principal amount of Senior Notes or Senior Subordinated Notes, as the case may be, originally issued under the applicable indenture remains outstanding immediately after the occurrence of each such redemption and (ii) each such redemption occurs within 90 days of the date of closing of each such equity offering.

In December 2007, the Company repurchased $51.0 million in aggregate principal amount of the 10.625% Senior Subordinated Notes at a discounted price of $44.2 million. The Company currently has outstanding $199.0 million in aggregate principal amount of Senior Subordinated Notes.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

The estimated fair value of the Company’s long-term debt, including the current portion, as of June 27, 2010, is as follows:

	June 27, 2010
Issue	Recorded Amount	Fair Value
Senior Secured Credit Facility - Term Loans	$1,199,422	$1,118,461
Senior Secured Credit Facility - Tranche C Term Loans	842,310	842,310
9.25% Senior Notes	625,000	635,938
10.625% Senior Subordinated Notes	199,000	208,453

	$2,865,732	$2,805,162

The fair value is based on the quoted market price for such notes and borrowing rates currently available to the Company for loans with similar terms and maturities.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

As a result of the negotiations for a new collective bargaining agreement with the union at our Imlay City location, effective May 11, 2010 pension benefits were frozen for certain participants. This resulted in a curtailment loss of $992 that was recorded in the second quarter of 2010.

In fiscal 2010, the Company expects to make contributions of $5.6 million to the Pinnacle Foods Pension Plan, of which $1.9 million and $2.5 million were made in the three and six months ended June 27, 2010, respectively. The Company made contributions to the pension plan totaling $2.8 million in fiscal 2009, of which $0.6 million and $1.0 million were made in the three and six months ended June 28, 2009, respectively.

The following represents the components of net periodic benefit costs:

Pension Benefits	Pinnacle Foods Pension Plan
	Three months ended		Six months ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Service cost	$221	$452	$698	$903
Interest cost	1,447	1,111	2,589	2,222
Expected return on assets	(1,181)	(774)	(2,051)	(1,548)
Amortization of:
prior service cost	9	35	44	70
actuarial loss	242	344	464	688
Curtailment loss	992	—	992	—

Net periodic cost	$1,730	$1,168	$2,736	$2,335

Birds Eye Foods Pension Plan

The Company’s Birds Eye Foods Pension Plan (“Birds Eye Foods Pension Plan”) consists of hourly and salaried employees and has primarily noncontributory defined-benefit schedules. In September 2001, this plan was amended to freeze benefit accruals for salaried employees effective September 28, 2001. Salaried participants who, on that date, were actively employed and who had attained age 40, completed 5 years of vesting service, and whose sum of age and vesting services was 50 or more, were grandfathered. Grandfathered participants were entitled to continue to earn benefit service in accordance with the provisions of the plan with respect to periods of employment after September 28, 2001 but in no event beyond September 28, 2006. In the first and second quarters of 2010, benefits of certain hourly employees were frozen in connection with the renegotiation of our collective bargaining agreements. The curtailment gain recorded in the three and six months ended June 27, 2010 was $524 and $588, respectively.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

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

In fiscal 2010, the Company expects to make contributions of $2.7 million to the Birds Eye Foods Pension Plan. Contributions of $0.9 million were made for the Birds Eye Foods Pension Plan in the three and six months ended June 27, 2010.

	Birds Eye Foods Pension Plan
Pension Benefits	Three months ended	Six months ended
	June 27, 2010	June 27, 2010
Service cost	$520	$1,050
Interest cost	2,012	4,111
Expected return on assets	(2,082)	(4,103)
Curtailment gain	(524)	(588)

Net periodic (benefit) cost	$(74)	$470

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

	Pinnacle Foods Other Postretirement Benefits Plan
	Three months ended		Six months ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Interest cost	4	4	9	9
Amortization of:
Net actuarial gain	(11)	(11)	(22)	(22)

Net periodic benefit	$(7)	$(7)	$(13)	$(13)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

	Birds Eye Foods Other Postretirement Benefits Plan
	Three months ended	Six months ended
	June 27, 2010	June 27, 2010
Interest cost	$45	$89

Net periodic cost	$45	$89

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

As of June 27, 2010, the Company had the following interest rate swaps and caps (in aggregate) that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notional Amount		Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	8	$943,738		1.43%-3.33%	USD-LIBOR-BBA	Oct 2008 - Mar 2009	Jan 2011 - July 2012
Interest Rate Swaps with Floors	4	—	(1)	2.96%-3.58%	USD-LIBOR-BBA	Jan 2010	Jan 2012 - July 2012
Interest Rate Caps	2	800,000		2.50%	USD-LIBOR-BBA	Dec 2009	Jan 2011

(1)	Interest rate swaps with floors are hedging the same debt as the interest rate caps and become effective after the interest rate caps mature. At that point, in January 2011 they will have a notional value of $300,000.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

According to the authoritative guidance for derivative and hedge accounting, the effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive (loss) income (“AOCI”) on the Consolidated Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 27, 2010 and the three and six months ended June 28, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly as Interest expense in the Consolidated Statements of Operations. There was no hedge ineffectiveness on interest rate cash flow hedges recognized in the three and six months ended June 27, 2010 or the three and six months ended June 28, 2009.

Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. Due to the counterparty bank declaring bankruptcy in October 2008, the Company discontinued prospectively the hedge accounting on its interest rate derivatives with Lehman Brothers Specialty Financing on the bankruptcy date as those hedging relationships no longer met the authoritative guidance for derivative and hedge accounting. The Company terminated these positions during the fourth quarter of 2008. The Company continues to report the net gain or loss related to the discontinued cash flow hedge in AOCI which is expected to be reclassified into earnings during the original contractual terms of the derivative agreements as the hedged interest payments are expected to occur as forecasted. For the three and six months ended June 27, 2010, $796 and $1,829, respectively, was reclassified as an increase to Interest expense relating to the terminated hedges. For the three and six months ended June 28, 2009, $1,082 and $2,394, respectively, was reclassified as an increase to Interest expense relating to the terminated hedges. During the next twelve months, the Company estimates that an additional $19,532 will be reclassified as an increase to Interest expense relating to both active and terminated hedges.

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

As of June 27, 2010, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate	Notional Purchased in Aggregate	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	30	$46,575 CAD	$43,325 USD	1.038-1.176	May 2009 -Mar 2010	Jul 2010 -Dec 2011
CAD Collar	6	$6,000 CAD	$5,310 USD	1.13	May 2009	Jul 2010 -Dec 2010

According to the authoritative guidance for derivative and hedge accounting, the effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI on the Consolidated Balance Sheet and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portions of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, are recognized directly in Cost of products sold in the Consolidated Statements of Operations. Hedge ineffectiveness on foreign exchange cash flow hedges amounted to a $16 gain and a $35 gain in the three and six months ended June 27, 2010. Hedge ineffectiveness on foreign exchange cash flow hedges amounted to a $33 gain in the three and six months ended June 28, 2009.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

As of June 27, 2010, the Company had the following natural gas swaps (in aggregate) and diesel fuel swaps (in aggregate) that were not designated in qualifying hedging relationships:

Product	Number of Instruments	Notional Amount	Price	Trade Dates	Maturity Dates
Natural Gas Swap	2	252,537 MMBTU’s	$4.70 - $5.87 per MMBTU	Jan 2010 - June 2010	Oct 2010
Diesel Fuel Swap	6	7,426,602 Gallons	$2.46 - $3.14 per Gallon	Feb 2009 - May 2010	Jun 2010 - Dec 2010

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 27, 2010 and December 27, 2009.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value As of June 27, 2010	Balance Sheet Location	Fair Value As of June 27, 2010
Derivatives designated as hedging instruments
Interest Rate Contracts		$—	Accrued liabilities	$10,239
		—	Other long-term liabilities	18,757
Foreign Exchange Contracts		—	Accrued liabilities	1,619
		—	Other long-term liabilities	15

Total derivatives designated as hedging instruments		$—		$30,630

Derivatives not designated as hedging instruments
Natural Gas Contracts		$—	Accrued liabilities	$126
Diesel Fuel Contracts	Other current assets	140	Accrued liabilities	427

Total derivatives not designated as hedging instruments		$140		$553

	Balance Sheet Location	Fair Value As of December 27, 2009	Balance Sheet Location	Fair Value As of December 27, 2009
Derivatives designated as hedging instruments
Interest Rate Contracts	Other assets, net	$165	Other long-term liabilities	$21,145
Foreign Exchange Contracts		—	Accrued liabilities	2,522

Total derivatives designated as hedging instruments		$165		$23,667

Derivatives not designated as hedging instruments
Natural Gas Contracts		$—	Accrued liabilities	$57
Heating Oil Contracts	Other current assets	25		—
Diesel Fuel Contracts	Other current assets	902		—

Total derivatives not designated as hedging instruments		$927		$57

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

The table below presents the effect of our derivative financial instruments on the Consolidated Statements of Operations and Accumulated other comprehensive (loss) income as of the three and six months ending June 27, 2010 and the three and six months ended June 28, 2009.

Tabular Disclosure of the Effect of Derivative Instruments
Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCI on Derivative (Effective Portion)	Effective portion reclassified from AOCI to:	Reclassified from AOCI into Earnings (Effective Portion)	Ineffective portion reclassified from AOCI to:	Recognized in Earnings on Derivative (Ineffective Portion)
Interest Rate Contracts	$(6,031)	Interest expense	$(5,008)	Interest expense	$—
Foreign Exchange Contracts	615	Cost of products sold	(772)	Cost of products sold	16

Three months ended June 27, 2010	$(5,416)		$(5,780)		$16

Interest Rate Contracts	$(16,639)	Interest expense	$(10,452)	Interest expense	$—
Foreign Exchange Contracts	(477)	Cost of products sold	(1,365)	Cost of products sold	35

Six months ended June 27, 2010	$(17,116)		$(11,817)		$35

Interest Rate Contracts	$(1,097)	Interest expense	$(4,471)	Interest expense	$—
Foreign Exchange Contracts	(1,588)	Cost of products sold	955	Cost of products sold	33

Three months ended June 28, 2009	$(2,685)		$(3,516)		$33

Interest Rate Contracts	$(9,696)	Interest expense	$(9,328)	Interest expense	$—
Foreign Exchange Contracts	(1,210)	Cost of products sold	2,098	Cost of products sold	33

Six months ended June 28, 2009	$(10,906)		$(7,230)		$33

Derivatives Not Designated as Hedging Instruments	Recognized in Earnings on:	Recognized in Earnings on Derivative
Natural Gas Contracts	Cost of products sold	$61
Diesel Contracts	Cost of products sold	(1,381)

Three months ended June 27, 2010		$(1,320)

Natural Gas Contracts	Cost of products sold	$(380)
Diesel Contracts	Cost of products sold	(1,046)

Six months ended June 27, 2010		$(1,426)

Natural Gas Contracts	Cost of products sold	$(95)
Heating Oil Swaps	Cost of products sold	157

Three months ended June 28, 2009		$62

Natural Gas Contracts	Cost of products sold	$(1,183)
Heating Oil Swaps	Cost of products sold	124

Six months ended June 28, 2009		$(1,059)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Credit-risk-related Contingent Features

The Company has an agreement with Barclays that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. As of June 27, 2010, the fair value of interest rate contracts in a net liability position related to these agreements was $30,019, which includes accrued interest of $1,158 but excludes any adjustment for nonperformance risk of $1,255. For the same counterparty, the fair value of foreign exchange derivative contracts in a net liability position related to these agreements was $1,690 which excludes any adjustment for nonperformance risk of $56. For the same counterparty, the fair value of natural gas contracts in a net liability position related to these agreements was $126. For the same counterparty, the fair value of diesel contracts in a net asset position related to these agreements was $427. If the Company breached any of these provisions, it could be required to settle its obligations under the agreements at their termination value of $32,262. As of June 27, 2010, the Company has not posted any collateral related to these agreements. As of December 27, 2009, the fair value of interest rate contracts in a net liability position related to these agreements was $23,089, which includes accrued interest of $1,044 but excludes any adjustment for nonperformance risk of $983. For the same counterparty, the fair value of foreign exchange derivative contracts in a net liability position related to these agreements was $2,599, which excludes any adjustment for nonperformance risk of $77. For the same counterparty, the fair value of natural gas contracts in a net liability position related to these agreements was $57. For the same counterparty, the fair value of heating oil contracts in a net asset position related to these agreements was $25. If the Company breached any of these provisions, it could be required to settle its obligations under the agreements at their termination value of $25,720. As of December 27, 2009, the Company has not posted any collateral related to these agreements.

The Company also has an agreement with Credit Suisse Group that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. As of June 27, 2010, the fair value of interest rate contracts in a net liability position related to these agreements was $1,486, which excludes any adjustment for nonperformance risk of $97. As of December 27, 2009, the fair value of interest rate contracts in a net liability position related to these agreements was $83, which does not include any adjustment for nonperformance risk.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

Commitment of $3.5 Million Capital Expenditure

In working to resolve an environmental wastewater investigation by the State of Michigan Department of Natural Resources and Environment (MDNRE) at the Company’s Birds Eye Foods Fennville MI production facility, on July 20, 2010, the Company and the MDNRE reached an agreement (“Administrative Consent Order” or “ACO”). Under the terms of the ACO, Birds Eye will construct a new $3.5 million wastewater treatment system at the facility and contribute a minimum of $70 thousand to the hookup of the City’s water supply extension to affected residents.

Lehman Brothers Special Financing

On June 4, 2010 Lehman Brothers Special Financing (LBSF) initiated a claim against the Company in LBSF’s bankruptcy proceeding for an additional payment from the Company of $19.7 million, related to certain derivative contracts which the Company had earlier terminated due to LBSF’s default as a result of its’ bankruptcy filing in 2008. In accordance with the terms of the contracts, following LBSF’s bankruptcy filing, the Company terminated the contracts and paid LBSF approximately $22.3 million. The Company believes that the claim is without merit and intends to vigorously defend against it.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

13. Related Party Transactions

At the closing of the Blackstone Transaction, the Company entered into an advisory agreement with an affiliate of The Blackstone Group pursuant to which such entity or its affiliates provide certain strategic and structuring advice and assistance to us. In addition, under this agreement, affiliates of The Blackstone Group provide certain monitoring, advisory and consulting services to the Company for an aggregate annual management fee equal to the greater of $2,500 or 1.0% of Consolidated EBITDA (as defined in the credit agreement governing the Company’s Senior Secured Credit Facility). Affiliates of Blackstone also receive reimbursement for out-of-pocket expenses. Expenses relating to the management fee were $1,125 and $2,250 in the three and six months ended June 27, 2010, respectively. The Company reimbursed the Blackstone group out-of-pocket expenses totaling $55 in the three and six months ended June 27, 2010, respectively. Expenses relating to the management fee were $625 and $1,250 in the three and six months ended June 28, 2009, respectively. The Company reimbursed the Blackstone group out-of-pocket expenses totaling $0 and $20 in three and six months ended June 28, 2009, respectively.

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

Supplier Costs

Graham Packaging, which is owned by affiliates of The Blackstone Group, supplies packaging for some of the Company’s products. Purchases from Graham Packaging were $1,783 and $3,560 for the three and six months ended June 27, 2010, respectively. Purchases from Graham Packaging were $1,727 and $3,442 for the three and six months ended June 28, 2009, respectively.

Customer Purchases

Performance Food Group, which is owned by affiliates of The Blackstone Group, is a food service supplier that purchases products from the Company. Sales to Performance Food Group were $1,516 and $3,086 in the three and six months ended June 27, 2010, respectively. Sales to Performance Food Group were $1,276 and $2,671 in the three and six months ended June 28, 2009, respectively.

Interest Expense

For the three and six months ended June 27, 2010, fees and interest expense recognized in the Consolidated Statement of Operations for debt to the related party Blackstone Advisors L.P. totaled $872 and $1,399, respectively. For the three and six months ended June 28, 2009, fees and interest expense recognized in the Consolidated Statement of Operations for debt to the related party Blackstone Advisors L.P. totaled $284 and $918, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

14. Segments

In the first quarter of 2010, we implemented a reorganization of the Company’s products into three operating segments: Birds Eye Frozen, Duncan Hines Grocery and Specialty Foods. Our United States retail frozen vegetables (Birds Eye®), single-serve frozen dinners and entrées (Hungry-Man®, Swanson®), multi-serve frozen dinners and entrées (Birds Eye Voila!®), frozen seafood (Van de Kamp’s®, Mrs. Paul’s®), frozen breakfast (Aunt Jemima®), bagels (Lender’s®), and frozen pizza (Celeste®) are reported in the Birds Eye Frozen segment. Our baking mixes and frostings (Duncan Hines®), shelf-stable pickles, peppers and relish (Vlasic®), barbeque sauces (Open Pit®), pie fillings (Comstock®, Wilderness®), syrups (Mrs. Butterworth’s® and Log Cabin®), salad dressing (Bernstein’s®), canned meat (Armour®, Nalley®, Brooks®) and all Canadian Operations are reported in the Duncan Hines Grocery segment. The Specialty Foods segment consists of snack products (Tim’s Cascade® and Snyder of Berlin®) and our food service and private label businesses. Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets and assets held for sale. Unallocated corporate expenses consist of corporate overhead such as executive management, finance and legal functions and the costs to integrate the Birds Eye Foods Acquisition. Prior period amounts have been reclassified for consistent presentation.

	Three months ended		Six months ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
SEGMENT INFORMATION

Net sales
Birds Eye Frozen	$230,647	$98,064	$555,047	$244,410
Duncan Hines Grocery	244,425	229,784	470,565	426,178
Specialty Foods	101,008	80,974	206,904	165,642

Total	$576,080	$408,822	$1,232,516	$836,230

Earnings (loss) before interest and taxes
Birds Eye Frozen	$35,623	$7,579	$65,035	$16,733
Duncan Hines Grocery	35,185	35,927	72,068	64,327
Specialty Foods	7,415	1,336	12,873	1,697
Unallocated corporate expenses	(7,825)	(6,052)	(17,484)	(9,643)

Total	$70,398	$38,790	$132,492	$73,114

Depreciation and amortization
Birds Eye Frozen	$8,085	$7,103	$17,245	$12,001
Duncan Hines Grocery	5,860	5,779	11,721	10,850
Specialty Foods	4,854	5,003	9,711	9,621

Total	$18,799	$17,885	$38,677	$32,472

Capital expenditures
Birds Eye Frozen	$12,790	$13,078	$22,223	$21,177
Duncan Hines Grocery	8,612	5,357	12,464	9,608
Specialty Foods	2,774	1,079	4,845	1,587

Total	$24,176	$19,514	$39,532	$32,372

GEOGRAPHIC INFORMATION

Net sales
United States	$567,401	$404,627	$1,218,736	$829,378
Canada	22,537	18,652	38,786	33,914
Intercompany	(13,858)	(14,457)	(25,006)	(27,062)

Total	$576,080	$408,822	$1,232,516	$836,230

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

	June 27, 2010	December 27, 2009
SEGMENT INFORMATION
Total assets
Birds Eye Frozen	$2,020,560	$2,057,562
Duncan Hines Grocery	1,972,102	1,945,986
Specialty Foods	494,945	503,395
Corporate	29,759	31,555

Total	$4,517,366	$4,538,498

GEOGRAPHIC INFORMATION

Long-lived assets
United States	$421,635	$412,171
Canada	31	37

Total	$421,666	$412,208

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

15. Income Taxes

The income tax provision/(benefit) and related effective tax rates for the three and six months ended June 27, 2010 and June 28, 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Current Income Tax Provision/(Benefit)	$2,781	$60	$9,786	$(615)
Deferred Income Tax Provision/(Benefit)	10	7,556	(3,955)	15,049

Income Tax Provision	$2,791	$7,616	$5,831	$14,434

Effective Tax Rate	16.5%	75.1%	24.4%	97.1%

Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company regularly evaluates its deferred tax assets for future realization. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change.

Based on a review of both the positive and negative evidence as of December 27, 2009, it was determined that the Company had sufficient positive evidence to outweigh any negative evidence and support that it is more likely that not that substantially all of deferred tax assets will be realized. This resulted in a reversal of $315.6 million of the valuation allowance in the period ended December 27, 2009.

As of June 27, 2010 we maintained a valuation allowance for certain state net operating loss carryovers, state tax credit carryovers, and foreign loss carryovers. As of June 28, 2009 we maintained a full valuation allowance against net federal and state deferred tax assets excluding indefinite lived intangible assets

During the second quarter, the Company recorded an out of period adjustment to correct an error in the tax effects of Accumulated other comprehensive loss as of December 27, 2009 and March 28, 2010. During the three and six months ended June, 27, 2010, this adjustment reduced the provision for income taxes by $4,100 and $3,700, respectively. Accordingly, Accumulated other comprehensive loss was increased by the related effect of this adjustment during the three and six months ended June 27, 2010. This adjustment is not material to any current or prior periods, nor is it expected to be material to the year ended December 26, 2010.

The Company’s liability for unrecognized tax benefits (“UTB”) as of June 27, 2010 is $3,405. The amount, if recognized, that would impact the effective tax rate as of June 27, 2010 was $2,370. The amount of the liability for UTB classified as a long-term liability on the Consolidated Balance Sheet was $2,370. Certain statutes of limitation may expire within the next twelve months, which could cause a decrease of $801 in the UTB liability and a benefit to the provision for income taxes.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

16. Recently Issued Accounting Pronouncements

In June 2009, the FASB issued the authoritative guidance for variable interest entities. This guidance clarifies the characteristics that identify a variable interest entity (VIE) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance. This guidance requires the primary beneficiary assessment to be performed on a continuous basis. It also requires additional disclosures about an entity’s involvement with VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. The authoritative guidance for variable interest entities was effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance in the first quarter of 2010 and it did not have a material impact on the Company’s consolidated financial position or results of operations.

In January 2010, the FASB updated the authoritative guidance for fair value disclosure. The updated guidance requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and activity within Level 3 of the fair value hierarchy. The update provides amendments to the level of disaggregation that an entity should provide in each class of assets and liabilities, as well as disclosures about the inputs and valuation techniques used to measure fair value. The updated guidance is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted this guidance in the first quarter of 2010 and it did not have a material impact on the Company’s consolidated financial position or results of operations.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

The following consolidating financial information presents:

(1)	(a) Consolidating balance sheets as of June 27, 2010 and December 27, 2009.

(b) The related consolidating statements of operations for the Company, all guarantor subsidiaries and the non- guarantor subsidiaries for the following:

i. Three and six months ended June 27, 2010.

ii. Three and six months ended June 28, 2009.

(c) The related consolidating statements of cash flows for the Company, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:

i. Six months ended June 27, 2010.

ii. Six months ended June 28, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Balance Sheet

June 27, 2010

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$137,363	$5,464	$—	$142,827
Accounts receivable, net	—	148,159	7,464	—	155,623
Intercompany accounts receivable	—	55,713	—	(55,713)	—
Inventories, net	—	292,303	4,343	—	296,646
Other current assets	10,543	17,686	374	—	28,603
Deferred tax assets	—	35,084	573	—	35,657

Total current assets	10,543	686,308	18,218	(55,713)	659,356

Plant assets, net	—	421,635	31	—	421,666
Investment in subsidiaries	1,690,228	6,162	—	(1,696,390)	—
Intercompany note receivable	1,976,175	—	—	(1,976,175)	—
Tradenames	—	1,658,812	—	—	1,658,812
Other assets, net	50,330	168,022	—	—	218,352
Deferred tax assets	135,395	—	—	(135,395)	—
Goodwill	—	1,559,180	—	—	1,559,180

Total assets	$3,862,671	$4,500,119	$18,249	$(3,863,673)	$4,517,366

Current liabilities:
Short-term borrowings	$—	$378	$—	$—	$378
Current portion of long-term obligations	2,935	1,401	—	—	4,336
Accounts payable	—	106,612	1,557	—	108,169
Intercompany accounts payable	49,814	—	5,899	(55,713)	—
Accrued trade marketing expense	—	35,669	4,000	—	39,669
Accrued liabilities	52,388	99,567	631	—	152,586
Accrued income taxes	215	2,138	—	—	2,353

Total current liabilities	105,352	245,765	12,087	(55,713)	307,491

Long-term debt	2,852,450	3,046	—	—	2,855,496
Intercompany note payable	—	1,976,175	—	(1,976,175)	—
Pension and other postretirement benefits	—	78,454	—	—	78,454
Other long-term liabilities	18,772	15,736	—	—	34,508
Deferred tax liabilities	(2,430)	490,715	—	(135,395)	352,890

Total liabilities	2,974,144	2,809,891	12,087	(2,167,283)	3,628,839

Commitments and contingencies	—	—	—	—	—

Shareholder’s equity:
Pinnacle Common Stock, $.01 par value	$—	$—	$—	$—	—
Additional paid-in-capital	693,052	1,284,155	2,324	(1,286,479)	693,052
Retained earnings	243,417	424,965	5,839	(430,804)	243,417
Accumulated other comprehensive (loss) income	(47,942)	(18,892)	(2,001)	20,893	(47,942)

Total shareholder’s equity	888,527	1,690,228	6,162	(1,696,390)	888,527

Total liabilities and shareholder’s equity	$3,862,671	$4,500,119	$18,249	$(3,863,673)	$4,517,366

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Balance Sheet

December 27, 2009

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current asset:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidated Statement of Operations

For the three months ended June 27, 2010

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$567,401	$22,537	$(13,858)	$576,080
Cost of products sold	1	428,470	19,397	(13,726)	434,142

Gross profit	(1)	138,931	3,140	(132)	141,938

Operating expenses
Marketing and selling expenses	84	36,686	1,720	—	38,490
Administrative expenses	1,250	24,567	745	—	26,562
Research and development expenses	9	2,193	—	—	2,202
Intercompany royalties	—	—	27	(27)	—
Intercompany technical service fees	—	—	105	(105)	—
Other expense (income), net	—	4,286	—	—	4,286
Equity in (earnings) loss of investees	(26,453)	(327)	—	26,780	—

Total operating expenses	(25,110)	67,405	2,597	26,648	71,540

Earnings before interest and taxes	25,109	71,526	543	(26,780)	70,398

Intercompany interest (income) expense	(30,474)	30,474	—	—	—
Interest expense	53,251	252	—	—	53,503
Interest income	10	60	—	—	70

Earnings before income taxes	2,342	40,860	543	(26,780)	16,965
Provision (benefit) for income taxes	(11,832)	14,407	216	—	2,791

Net earnings	$14,174	$26,453	$327	$(26,780)	$14,174

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Operations

For the three months ended June 28, 2009

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$—	$404,627	$18,652	$(14,457)	$408,822
Cost of products sold	2	315,923	16,510	(14,283)	318,152

Gross profit	(2)	88,704	2,142	(174)	90,670

Operating expenses
Marketing and selling expenses	47	29,175	1,380	—	30,602
Administrative expenses	795	14,571	608	—	15,974
Research and development expenses	5	1,102	—	—	1,107
Intercompany royalties	—	—	15	(15)	—
Intercompany technical service fees	—	—	159	(159)	—
Other (income) expense, net	—	4,197	—	—	4,197
Equity in (earnings) loss of investees	(25,906)	15	—	25,891	—

Total operating expenses	(25,059)	49,060	2,162	25,717	51,880

Earnings before interest and taxes	25,057	39,644	(20)	(25,891)	38,790

Intercompany interest (income) expense	(6,101)	6,101	—	—	—
Interest expense	28,633	24	1	—	28,658
Interest income	—	9	—	—	9

Earnings (loss) before income taxes	2,525	33,528	(21)	(25,891)	10,141
Provision (benefit) for income taxes	—	7,622	(6)	—	7,616

Net earnings (loss)	$2,525	$25,906	$(15)	$(25,891)	$2,525

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidated Statement of Operations

For the six months ended June 27, 2010

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,218,736	$38,786	$(25,006)	$1,232,516
Cost of products sold	—	926,045	33,470	(24,667)	934,848

Gross profit	—	292,691	5,316	(339)	297,668

Operating expenses
Marketing and selling expenses	168	88,191	2,968	—	91,327
Administrative expenses	2,545	56,722	1,225	—	60,492
Research and development expenses	18	4,530	—	—	4,548
Intercompany royalties	—	—	46	(46)	—
Intercompany technical service fees	—	—	293	(293)	—
Other expense (income), net	—	8,809	—	—	8,809
Equity in (earnings) loss of investees	(46,156)	(498)	—	46,654	—

Total operating expenses	(43,425)	157,754	4,532	46,315	165,176

Earnings before interest and taxes	43,425	134,937	784	(46,654)	132,492

Intercompany interest (income) expense	(61,602)	61,602	—	—	—
Interest expense	108,319	395	—	—	108,714
Interest income	20	137	—	—	157

Earnings (loss) before income taxes	(3,272)	73,077	784	(46,654)	23,935
Provision (benefit) for income taxes	(21,376)	26,921	286	—	5,831

Net earnings	$18,104	$46,156	$498	$(46,654)	$18,104

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Operations

For the six months ended June 28, 2009

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$—	$829,378	$33,914	$(27,062)	$836,230
Cost of products sold	37	653,721	31,102	(26,715)	658,145

Gross profit	(37)	175,657	2,812	(347)	178,085

Operating expenses
Marketing and selling expenses	94	61,606	3,257	—	64,957
Administrative expenses	1,597	26,804	1,102	—	29,503
Research and development expenses	10	2,107	—	—	2,117
Intercompany royalties	—	—	30	(30)	—
Intercompany technical service fees	—	—	317	(317)	—
Other (income) expense, net	—	8,394	—	—	8,394
Equity in (earnings) loss of investees	(46,947)	1,265	—	45,682	—

Total operating expenses	(45,246)	100,176	4,706	45,335	104,971

Earnings before interest and taxes	45,209	75,481	(1,894)	(45,682)	73,114

Intercompany interest (income) expense	(13,571)	13,571	—	—	—
Interest expense	58,355	(88)	1	—	58,268
Interest income	—	10	3	—	13

Earnings (loss) before income taxes	425	62,008	(1,892)	(45,682)	14,859
Provision (benefit) for income taxes	—	15,061	(627)	—	14,434

Net earnings (loss)	$425	$46,947	$(1,265)	$(45,682)	$425

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Cash Flows

For the six months ended June 27, 2010

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating activities
Net earnings from operations	$18,104	$46,156	$498	$(46,654)	$18,104
Non-cash charges (credits) to net earnings
Depreciation and amortization	—	38,671	6	—	38,677
Amortization of discount on term loan	1,374	—	—	—	1,374
Amortization of debt acquisition costs	6,582	—	—	—	6,582
Amortization of deferred mark-to-market adjustment on terminated swap	1,829	—	—	—	1,829
Change in value of financial instruments	(35)	1,286	—	—	1,251
Equity in loss (earnings) of investees	(46,156)	(498)	—	46,654	—
Stock-based compensation charges	—	410	—	—	410
Postretirement healthcare benefits	—	(24)	—	—	(24)
Pension expense net of contributions	—	(464)	—	—	(464)
Other long-term liabilities	—	1,276	—	—	1,276
Other long-term assets	—	156	—	—	156
Deferred income taxes	(21,617)	17,660	—	—	(3,957)
Changes in working capital, net of acquisition
Accounts receivable	—	4,802	(2,315)	—	2,487
Intercompany accounts receivable/payable	(36,010)	36,980	(970)	—	—
Inventories	—	92,739	946	—	93,685
Accrued trade marketing expense	—	(10,397)	956	—	(9,441)
Accounts payable	—	(8,383)	313	—	(8,070)
Accrued liabilities	13,406	(25)	(54)	—	13,327
Other current assets	(1,368)	(3,623)	341	—	(4,650)

Net cash provided by operating activities	(63,891)	216,722	(279)	—	152,552

Cash flows from investing activities
Capital expenditures	—	(37,534)	—	—	(37,534)

Net cash used in investing activities	—	(37,534)	—	—	(37,534)

Cash flows from financing activities
Change in bank overdrafts	—	(14,305)	—	—	(14,305)
Repayment of capital lease obligations	—	(876)	—	—	(876)
Repayments of intercompany loans	94,040	(94,040)	—	—	—
Repayment of notes receivable from officers	565	—	—	—	565
Equity contributions	350	—	—	—	350
Repurchases of equity	(904)	—	—	—	(904)
Debt acquisition costs	(17)	—	—	—	(17)
Proceeds from short-term borrowing	—	497	—	—	497
Repayments of short-term borrowing	—	(1,350)	—	—	(1,350)
Repayments of long term obligations	(30,143)	—	—	—	(30,143)

Net cash provided by (used in) financing activities	63,891	(110,074)	—	—	(46,183)

Effect of exchange rate changes on cash	—	—	118	—	118
					—
Net change in cash and cash equivalents	—	69,114	(161)	—	68,953
Cash and cash equivalents-beginning of period	—	68,249	5,625	—	73,874

Cash and cash equivalents-end of period	$—	$137,363	$5,464	$—	$142,827

Supplemental disclosures of cash flow information:
Interest paid	$83,628	$446	$—	$—	$84,074
Interest received	20	137	—	—	157
Income taxes paid	—	5,850	8	—	5,858
Non-cash investing activity:
Capital lease additions	—	(1,998)	—	—	(1,998)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Cash Flows

For the six months ended June 28, 2009

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net earnings (loss) from operations	$425	$46,947	$(1,265)	$(45,682)	$425
Non-cash charges (credits) to net earnings (loss)
Depreciation and amortization	—	32,465	7	—	32,472
Amortization of debt acquisition costs	2,367	—	—	—	2,367
Amortization of deferred mark-to-market adjustment on terminated swap	2,394	—	—	—	2,394
Change in value of financial instruments	(33)	143	—	—	110
Equity in loss (earnings) of investees	(46,947)	1,265	—	45,682	—
Stock-based compensation charges	—	453	—	—	453
Postretirement healthcare benefits	—	(13)	—	—	(13)
Pension expense	—	1,316	—	—	1,316
Other long-term liabilities	—	1,151	—	—	1,151
Other assets	—	(1,297)	—	—	(1,297)
Deferred income taxes	—	15,037	—	—	15,037
Changes in working capital
Accounts receivable	—	(1,074)	(2,204)	—	(3,278)
Intercompany accounts receivable/payable	(133,651)	127,913	5,738	—	—
Inventories	—	3,967	968	—	4,935
Accrued trade marketing expense	—	(3,725)	72	—	(3,653)
Accounts payable	—	13,494	1,439	—	14,933
Accrued liabilities	(8,751)	13,178	(2,952)	—	1,475
Other current assets	3,062	(3,328)	(1,166)	—	(1,432)

Net cash provided by operating activities	(181,134)	247,892	637	—	67,395

Cash flows from investing activities
Capital expenditures	—	(31,145)	—	—	(31,145)

Net cash used in investing activities	—	(31,145)	—	—	(31,145)

Cash flows from financing activities
Repayment of capital lease obligations	—	(138)	—	—	(138)
Borrowings under revolving credit facility	32,208	—	—	—	32,208
Repayments of revolving credit facility	(58,208)	—	—	—	(58,208)
Repayments of intercompany loans	213,139	(213,139)	—	—	—
Equity contributions	250	—	—	—	250
Repurchases of equity	(5)	—	—	—	(5)
Repayments of notes payable	—	(163)	—	—	(163)
Repayments of long term obligations	(6,250)	—	—	—	(6,250)

Net cash used in financing activities	181,134	(213,440)	—	—	(32,306)

Effect of exchange rate changes on cash	—	—	122	—	122
					—
Net change in cash and cash equivalents	—	3,307	759	—	4,066
Cash and cash equivalents - beginning of period	—	2,257	2,004	—	4,261

Cash and cash equivalents - end of period	$—	$5,564	$2,763	$—	$8,327

Supplemental disclosures of cash flow information:
Interest paid	$65,172	$(44)	$—	$—	$65,128
Interest received	—	10	3	—	13
Income taxes paid	—	193	385	—	578
Non-cash investing activity:
Capital lease activity	—	(1,227)	—	—	(1,227)

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

On December 23, 2009, we acquired all of the common stock of Birds Eye Foods, Inc. (“Birds Eye”) (the “Birds Eye Acquisition”). Birds Eye’s product offering includes an expanding platform of healthy, high-quality frozen vegetables and frozen meals and a portfolio of primarily branded specialty foods which are highly-complimentary to our existing product offerings. Frozen food products are marketed under the Birds Eye brand name, which holds the #1 market share in frozen vegetables and Birds Eye Voila! holds the #2 market share in complete bagged meals. Birds Eye markets traditional boxed and bagged frozen vegetables, as well as steamed vegetables using innovative steam-in-packaging technology, under the Birds Eye and Birds Eye Steamfresh brands. Birds Eye’s complete bagged meals, marketed under the Birds Eye Voila! brand, offer consumers value-added meal solutions that include a protein, starch, and vegetables in one convenient package. Birds Eye’s branded specialty food products hold leading market share positions in their core geographic markets, and include Comstock and Wilderness fruit pie fillings and toppings, Brooks and Nalley chili and chili ingredients, and snack foods by Tim’s Cascade and Snyder of Berlin.

We are a leading producer, marketer and distributor of high quality, branded food products. In the first quarter of 2010, we implemented a reorganization of the Company’s products into three operating segments: Birds Eye Frozen, Duncan Hines Grocery and Specialty Foods. Our United States retail frozen vegetables (Birds Eye®), single-serve frozen dinners and entrées (Hungry-Man®, Swanson®), multi-serve frozen dinners and entrées (Birds Eye Voila!®), frozen seafood (Van de Kamp’s®, Mrs. Paul’s®), frozen breakfast (Aunt Jemima®), bagels (Lender’s®), and frozen pizza (Celeste®) are reported in the Birds Eye Frozen Division. Our baking mixes and frostings (Duncan Hines®), shelf-stable pickles, peppers and relish (Vlasic®), barbeque sauces (Open Pit®), pie fillings (Comstock®, Wilderness®), syrups (Mrs. Butterworth’s® and Log Cabin®), salad dressing (Bernstein’s®), canned meat (Armour®, Nalley®, Brooks®) and all Canadian Operations are reported in the Duncan Hines Grocery Division. The Specialty Foods Division consists of snack products (Tim’s Cascade® and Snyder of Berlin®) and our food service and private label businesses. Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets and assets held for sale. Unallocated corporate expenses consist of corporate overhead such as executive management, and finance and legal functions and the costs to integrate the Birds Eye Foods Acquisition. Prior period amounts have been reclassified for consistent presentation of our segments.

Business Drivers and Measures

In operating our business and monitoring its performance, we pay attention to trends in the food manufacturing industry and a number of performance measures and operational factors. This discussion includes forward-looking statements that are based on our current expectations.

Industry Factors

Our industry is characterized by the following general trends:

•

Industry Growth. Growth in our industry is driven primarily by population and modest product selling price increases and also by changes in consumption between out of home and in home eating. Incremental growth is principally driven by product, packaging and process innovation.

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

Restructuring Charges

Rochester, NY Office

The Rochester, NY office is the former headquarters of Birds Eye Foods, Inc, which we acquired on December 23, 2009, as described in Note 3. In connection with the consolidation of activities into Pinnacle’s New Jersey offices, the Rochester office will be closed. Notification letters under the Worker Adjustment and Retraining Notification (WARN) Act of 1988 were issued in the first quarter of 2010. Activities related to the closure of the Rochester office began in the 2nd quarter of 2010, and will result in the elimination of approximately 200 positions.

In accordance with the authoritative guidance with respect to accounting for costs associated with exit or disposal activities, the full cost of termination benefits of $7,587 related to employees who will not be retained beyond the minimum retention period were recorded in the first quarter and the full cost of termination benefits of $4,526 related to employees who will be retained beyond the minimum retention period will be recorded in the future service periods. Of the $4,526, $1,146 was recorded in the first quarter, $1,756 was recorded in the second quarter, $1,298 is expected to be recorded in the 3rd quarter and $326 is expected to be recorded in the 4th quarter.

The total cost of termination benefits recorded in the first quarter of 2010 was $8,733 and was recorded in the segments as follows: Birds Eye Frozen segment $6,172, Duncan Hines Grocery segment $1,591 and Specialty Foods segment $970. The total cost of termination benefits recorded in the second quarter of 2010 was $1,756 and was recorded in the segments as follows: Birds Eye Frozen segment $1,241, Duncan Hines Grocery segment $319 and Specialty Foods segment $196. The total cost of termination benefits for the six months ended June 27, 2010 was $10,489 and was recorded in the segments as follows: Birds Eye Frozen segment $7,413, Duncan Hines Grocery segment $1,910 and Specialty Foods segment $1,166.

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

The following table reconciles shipments to net sales for the total company, the Birds Eye Frozen, Duncan Hines Grocery and the Specialty Foods segments for the three and six months ended June 27, 2010 and the three and six months ended June 28, 2009.

The results of the acquired Birds Eye business are included beginning on the date of acquisition, December 23, 2009.

	Total		Total
	Three months Ended June 27, 2010	Three months Ended June 28, 2009	Six months Ended June 27, 2010	Six months Ended June 28, 2009
Shipments	$741.3	$540.4	$1,606.7	$1,101.3
Less: Aggregate trade marketing and consumer coupon redemption expenses	160.3	126.5	365.6	256.6
Less: Slotting expense	4.9	5.1	8.6	8.5

Net sales	$576.1	$408.8	$1,232.5	$836.2

	Birds Eye Frozen		Birds Eye Frozen
	Three months Ended June 27, 2010	Three months Ended June 28, 2009	Six months Ended June 27, 2010	Six months Ended June 28, 2009
Shipments	$303.1	$138.6	$753.1	$349.5
Less: Aggregate trade marketing and consumer coupon redemption expenses	70.0	39.4	193.4	101.8
Less: Slotting expense	2.4	1.1	4.7	3.3

Net sales	$230.7	$98.1	$555.0	$244.4

	Duncan Hines Grocery		Duncan Hines Grocery
	Three months Ended June 27, 2010	Three months Ended June 28, 2009	Six months Ended June 27, 2010	Six months Ended June 28, 2009
Shipments	$328.1	$313.5	$627.9	$573.2
Less: Aggregate trade marketing and consumer coupon redemption expenses	81.3	79.7	153.7	141.8
Less: Slotting expense	2.4	4.0	3.6	5.2

Net sales	$244.4	$229.8	$470.6	$426.2

	Specialty Foods		Specialty Foods
	Three months Ended June 27, 2010	Three months Ended June 28, 2009	Six months Ended June 27, 2010	Six months Ended June 28, 2009
Shipments	$110.1	$88.3	$225.7	$178.6
Less: Aggregate trade marketing and consumer coupon redemption expenses	9.0	7.4	18.5	13.0
Less: Slotting expense	0.1	—	0.3	—

Net sales	$101.0	$80.9	$206.9	$165.6

Consolidated statements of operations

The following tables set forth statement of operations data expressed in dollars and as a percentage of net sales.

	Three months ended				Six months ended
	June 27, 2010		June 28, 2009		June 27, 2010		June 28, 2009
Net sales	$576.1	100.0%	$408.8	100.0%	$1,232.5	100.0%	$836.2	100.0%
Cost of products sold	434.1	75.4%	318.1	77.8%	934.8	75.8%	658.1	78.7%

Gross profit	142.0	24.6%	90.7	22.2%	297.7	24.2%	178.1	21.3%

Operating expenses:
Marketing and selling expenses	38.5	6.7%	30.6	7.5%	91.3	7.4%	65.0	7.8%
Administrative expenses	26.6	4.6%	16.0	3.9%	60.5	4.9%	29.5	3.5%
Research and development expenses	2.2	0.4%	1.1	0.3%	4.6	0.4%	2.1	0.3%
Other expense (income), net	4.3	0.7%	4.2	1.0%	8.8	0.7%	8.4	1.0%

Total operating expenses	$71.6	12.4%	$51.9	12.7%	$165.2	13.4%	$105.0	12.6%

Earnings before interest and taxes	$70.4	12.2%	$38.8	9.5%	$132.5	10.8%	$73.1	8.7%

	Three months ended		Six months ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Net sales
Birds Eye Frozen	$230.7	$98.1	$555.0	$244.4
Duncan Hines Grocery	244.4	229.8	470.6	426.2
Specialty Foods	101.0	80.9	206.9	165.6

Total	$576.1	$408.8	$1,232.5	$836.2

Earnings before interest and taxes
Birds Eye Frozen	$35.6	$7.6	$65.0	$16.7
Duncan Hines Grocery	35.2	35.9	72.1	64.3
Specialty Foods	7.4	1.3	12.9	1.7
Unallocated corporate expenses	(7.8)	(6.0)	(17.5)	(9.6)

Total	$70.4	$38.8	$132.5	$73.1

Depreciation and amortization
Birds Eye Frozen	$8.1	$7.1	$17.2	$12.0
Duncan Hines Grocery	5.8	5.8	11.7	10.9
Specialty Foods	4.8	5.0	9.7	9.6

Total	$18.7	$17.9	$38.6	$32.5

Three months ended June 27, 2010 compared to three months ended June 28, 2009

Net sales. Shipments in the three months ended June 27, 2010 were $741.3 million, an increase of $200.9 million, compared to shipments in the three months ended June 28, 2009 of $540.4 million. The acquisition of Birds Eye Foods, Inc. resulted in $249.2 million of increased shipments, led by Birds Eye Steamfresh and core frozen vegetables and Birds Eye Voila! complete bagged meals, when compared to the same three month period a year ago (before the acquisition of Birds Eye), Birds Eye Steamfresh vegetables grew driven by new product volume, promotional increases and strong market share performance, and Birds Eye Voila! complete bagged meals showed a significant increase. All other businesses decreased $48.3 million. Net sales in the three months ended June 27, 2010 were $576.1 million, an increase of $167.2 million, compared to net sales in the three months ended June 28, 2009 of $408.8 million. The acquisition of Birds Eye Foods, Inc. resulted in $197.2 million of increased net sales. Net sales for all other businesses decreased $29.9 million as a result of a decrease in shipments of $48.3 million, partially offset by a $18.4 million decrease in aggregate trade and consumer coupon redemption expenses and slotting expenses.

Birds Eye Frozen Division: Shipments in the three months ended June 27, 2010 were $303.1 million, an increase of $164.5 million. The acquisition of Birds Eye Foods, Inc. resulted in $181.2 million of increased shipments. All other businesses decreased $16.7 million. The decrease was mainly driven by a decrease in sales in our Swanson dinner and Celeste frozen pizza brands, partially offset by increased sales in our Aunt Jemima brand. For the remaining businesses, aggregate trade and consumer coupon redemption expenses and slotting expenses decreased $11.2 million in the three months ended June 27, 2010. As a result, the remaining businesses net sales decreased $5.5 million, or 5.6%, for the three months ended June 27, 2010.

Duncan Hines Grocery Division: Shipments in the three months ended June 27, 2010 were $328.1 million, an increase of $14.6 million. The acquisition of Birds Eye Foods, Inc. resulted in $28.2 million of increased shipments. All other businesses decreased $13.6 million, due to decreased sales of our Duncan Hines and Mrs. Butterworth’s brands, partially off set by increased sales in our Vlasic Pickles and Armour canned meats brands and our Canadian business. For the remaining businesses, aggregate trade marketing and consumer coupon redemption expenses and slotting expenses decreased $6.1 million. As a result, the remaining businesses net sales decreased $7.5 million, or 3.2%, for the three months ended June 27, 2010.

Specialty Foods Division: Shipments in the three months ended June 27, 2010 were $110.1 million, an increase of $21.8 million. The acquisition of Birds Eye Foods, Inc. resulted in $39.9 million of increased shipments. All other businesses decreased $18.1 million, principally in our private label businesses, resulting from the execution of our stated strategy of deemphasizing lower margin foodservice and private label products. For the remaining businesses, aggregate trade marketing and consumer coupon redemption expenses increased $1.2 million. As a result, the remaining businesses net sales decreased $16.9 million, or 21.0%, for the three months ended June 27, 2010.

Gross profit. Gross profit was $142.0 million, or 24.6% of net sales in the three months ended June 27, 2010, versus gross profit of $90.7 million, or 22.2% of net sales in the three months ended June 28, 2009. The acquisition of Birds Eye Foods, Inc. resulted in $51.8 million of gross profit. Included in the gross profit of Birds Eye Foods, Inc. was a $9.7 million charge related to the sales of inventories written up to fair value at the date of the acquisition. For the remaining businesses, gross profit for the three months ended June 27, 2010 was $90.2 million, or 23.7% of net sales, a 1.5% percentage point increase versus the remaining businesses gross profit for the three months ended June 28, 2009 of $90.7 million, or 22.2% of net sales. The principal driver of the increased gross profit as a percent of net sales was a lower rate of aggregate trade marketing and consumer coupon redemption expenses that are classified as reductions to net sales. The change in these costs accounted for 1.4 percentage points of lower gross profit in 2010. Additionally, lower raw material commodity costs, and to a lesser extent, a lower cost mix, together increased gross margin by 0.6 percentage points. Somewhat offsetting these increases were higher freight and distribution expenses, which decreased gross margin by 0.3 percentage points.

Marketing and selling expenses. Marketing and selling expenses were $38.5 million, or 6.7% of net sales, in the three months June 27, 2010 compared to $30.6 million, or 7.5% of net sales, in the three months ended June 28, 2009. The acquisition of Birds Eye Foods, Inc. contributed $11.0 million of the increase for the three months ended June 27, 2010. The remaining change, a decrease of $3.1 million, was driven by lower advertising and sales commission costs.

Administrative expenses. Administrative expenses were $26.6 million, or 4.6% of net sales, in the three months ended June 27, 2010 compared to $16.0 million, or 3.9% of net sales, in the three months ended June 28, 2009, an increase of $10.5 million. The acquisition and integration of Birds Eye Foods, Inc. resulted in $3.3 million of the increase for the three months ended June 27, 2010, and included charges of $1.7 million for the termination benefits related to the announced closure of the Rochester, N.Y. office and $1.6 million of integration related expenses. Excluding these charges and expenses, administrative expenses were 4.0% of net sales in the three months ended June 27, 2009.

Research and development expenses. Research and development expenses were $2.2 million, or 0.4% of net sales, in the three months ended June 27, 2010 compared with $1.1 million, or 0.3% of net sales, in the three months ended June 28 2009. The acquisition of Birds Eye Foods, Inc. contributed $0.9 million of the increase for the three months ended June 27, 2010.

Other expense (income), net. The following table shows other expense (income), net:

	Three months ended
	June 27, 2010	June 28, 2009
Amortization of intangibles/other assets	$4,293	$4,197
Birds Eye Acquisition merger-related costs	(7)	—

Total other expense (income), net	$4,286	$4,197

Amortization was $4.3 million in the three months ended June27, 2010 as compared to $4.2 million in the three months ended June 28, 2009, including $1.0 million of amortization expense related to Birds Eye Foods, Inc. for the three months ended June 27, 2010.

Earnings before interest and taxes. Earnings before interest and taxes (EBIT) increased $31.6 million to $70.4 million in the three months ended June 27, 2010 from $38.8 million in EBIT in the three months ended June 28, 2009. The acquisition of Birds Eye Foods, Inc. contributed $30.6 million of EBIT for the three months ended June 27, 2010. The remaining increase in EBIT resulted from a $3.2 million increase in the Birds Eye Frozen Division, a $3.4 million decrease in the Duncan Hines Grocery Division, and a $1.4 million increase in the Specialty Foods Division, partially offset by a $0.2 million increase in unallocated corporate expenses. Included in the unallocated corporate expenses for the three months ended June 27, 2010 are integration and transaction costs associated with the acquisition of Birds Eye Foods, Inc. of $1.6 million. Synergies realized, defined as the reduction in operating costs resulting from the combination of Pinnacle and Birdseye, increased EBIT by $3.7 million in the three months ended June 27, 2010.

Birds Eye Frozen Division: EBIT increased by $28.0 million in the three months ended June 27, 2010, to $35.6 million from $7.6 million in the three months ended June 28, 2009. The acquisition of Birds Eye Foods, Inc. contributed $24.8 million of EBIT for the three months ended June 27, 2010. The remaining increase of $3.2 million was principally driven by lower raw material commodity costs. In addition, advertising expense was $1.6 million lower, principally driven by our Swanson and Aunt Jemima brands. These increases to EBIT were partially offset by a $5.8 million decrease in net sales, principally driven by our Swanson dinners and Celeste frozen pizza brands.

Duncan Hines Grocery Division: EBIT decreased by $0.7 million in the three months ended June 27, 2010, to $35.2 million from $35.9 million in the three months ended June 28, 2009. The acquisition of Birds Eye Foods, Inc. contributed $2.7 million of EBIT for the three months ended June 27, 2010. The remaining decrease of $3.4 million was principally driven by lower net sales, primarily in our Duncan Hines baking and Mrs. Butterworth’s brands. These decreases to EBIT were partially offset by decreased advertising expense of $1.5 million, principally in our Duncan Hines brand.

Specialty Foods Division: EBIT increased by $6.1 million in the three months ended June 27, 2010, to $7.4 million from $1.3 million in the three months ended June 28, 2009. The acquisition of Birds Eye Foods, Inc. contributed $4.7 million of EBIT for the three months ended June 27, 2010. The remaining increase of $1.4 million was principally driven by lower raw material commodity costs and a lower cost mix. These increases to EBIT were partially offset by a $16.3 million decrease in net sales, resulting from the execution of our stated strategy of deemphasizing lower margin foodservice and private label products.

Interest expense, net. Interest expense, net was $53.4 million in the three months ended June 27, 2010, compared to $28.7 million in the three months ended June 28, 2009, principally related to borrowings to fund the Birds Eye Foods, Inc. acquisition as detailed below.

Included in interest expense, net, was $0.8 million and $1.1 million for the three months ended June 27, 2010 and the three months ended June 28, 2009 respectively, for the amortization of the cumulative mark-to-market adjustment for an interest rate swap that was de-designated for swap accounting in the fourth quarter of 2008 and subsequently terminated. The counterparty to the interest rate swap was Lehman Brothers Special Financing (“LBSF”), a subsidiary of Lehman Brothers, and the hedge was de-designed for swap accounting at the time of LBSF’s bankruptcy filing. At that time of de-designation, the cumulative mark to market adjustment was $11.5 million. As of June 27, 2010, the remaining unamortized balance is $4.0 million.

Excluding the impact of the item in the previous paragraph, the increase in interest expense, net, was $25.1 million, of which $16.2 million was attributable to higher bank debt interest principally related to the new Tranche C Term Loan borrowings to partially fund the Birds Eye Acquisition, somewhat offset by lower debt levels on the existing term loans and lower average revolver borrowings, $6.9 million of higher bond debt levels which also partially funded the Birds Eye Foods, Inc. acquisition, $1.9 million of higher amortization of debt issue costs, and $0.1 million of other items. Included in the interest expense, net, amount was $4.2 million and $3.4 million for the three months ended June 27, 2010 and the three months ended June 28, 2009 respectively, recorded from losses on interest rate swap agreements, a net change of $0.8 million. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the Accumulated other comprehensive (loss) income (“AOCI”) portion, are recorded as an adjustment to interest expense.

Provision for income taxes. The effective tax rate was 16.5% in the three months ended June 27, 2010, compared to 75.1% in the three months ended June 28, 2009. The effective rate difference was due to the change in assessment of the realization of deferred tax assets as well as an out of period adjustment of $4.1 million to correct an error in the tax effects of Accumulated other comprehensive loss. For the three months ended June 27, 2010 we maintained a valuation allowance for certain state net operating loss carryovers, state tax credit carryovers, and foreign loss carryovers. For the three months ended June 28, 2009 we maintained a full valuation allowance against net deferred tax assets excluding indefinite lived intangible assets. See Note 15 of the Consolidated Financial Statements.

Under Internal Revenue Code Section 382, we are a loss corporation. Section 382 of the Code places limitations on our ability to use certain net operating loss carry-forwards to offset our income. The annual net operating loss limitation is approximately $14 to $18 million subject to other rules and restrictions. Our net operating loss carryovers and certain other tax attributes may not be utilized to offset certain Birds Eye income from recognized built in gains pursuant to Section 384 of the Code.

Six months ended June 27, 2010 compared to six months ended June 28, 2009

Net sales. Shipments in the six months ended June 27, 2010 were $1,606.7 million, an increase of $505.4 million, compared to shipments in the six months ended June 28, 2009 of $1,101.3 million. The acquisition of Birds Eye Foods, Inc. resulted in $565.7 million of increased shipments, led by Birds Eye Steamfresh and core frozen vegetables and Birds Eye Voila! complete bagged meals, when compared to the same six month period a year ago (before the acquisition of Birds Eye) Birds Eye vegetable sales are growing, Birds Eye Voila! is experiencing growth and we have successfully managed the discontinuance of the Birds Eye Steamfresh frozen meals business. All other businesses decreased $60.3 million. Net sales in the six months ended June 27, 2010 were $1,232.5 million, an increase of $396.3 million, compared to net sales in the six months ended June 28, 2009 of $836.2 million. The acquisition of Birds Eye Foods, Inc. resulted in $440.2 million of increased net sales. Net sales for all other businesses decreased $43.9 million as a result of a decrease in shipments of $60.3 million, partially offset by a $16.4 million decrease in aggregate trade and consumer coupon redemption expenses and slotting expenses.

Birds Eye Frozen Division: Shipments in the six months ended June 27, 2010 were $753.1 million, an increase of $403.6 million. The acquisition of Birds Eye Foods, Inc. resulted in $425.7 million of increased shipments. All other businesses decreased $22.1 million. The decrease was mainly driven by a decrease in sales in our Swanson dinner and Celeste frozen pizza brands, partially offset by increased sales in our Aunt Jemima brand. For the remaining businesses, aggregate trade and consumer coupon redemption expenses and slotting expenses decreased $13.7 million in the six months ended June 27, 2010. As a result, the remaining businesses net sales decreased $8.4 million, or 3.4%, for the six months ended June 27, 2010.

Duncan Hines Grocery Division: Shipments in the six months ended June 27, 2010 were $627.9 million, an increase of $54.7 million. The acquisition of Birds Eye Foods, Inc. resulted in $61.9 million of increased shipments. All other businesses decreased $7.2 million, due to decreased sales of our Duncan Hines and Mrs. Butterworth’s brands, however, Vlasic pickles posted a sales increase and our Canadian business sales increased driven by a stronger Canadian dollar. For the remaining businesses, aggregate trade marketing and consumer coupon redemption expenses and slotting expenses decreased $2.0 million. As a result, the remaining businesses net sales decreased $5.2 million, or 1.2%, for the six months ended June 27, 2010.

Specialty Foods Division: Shipments in the six months ended June 27, 2010 were $225.7 million, an increase of $47.1 million. The acquisition of Birds Eye Foods, Inc. resulted in $77.9 million of increased shipments. All other businesses decreased $30.8 million, principally in our private label businesses, resulting from the execution of our stated strategy of de-emphasizing lower margin foodservice and private label products. For the remaining businesses, aggregate trade marketing and consumer coupon redemption expenses decreased $0.5 million. As a result, the remaining businesses net sales decreased $30.3 million, or 18.3%, for the six months ended June 27, 2010.

Gross profit. Gross profit was $297.7 million, or 24.2% of net sales in the six months ended June 27, 2010, versus gross profit of $178.1 million, or 21.3% of net sales in the six months ended June 28, 2009. The acquisition of Birds Eye Foods, Inc. resulted in $104.1 million of gross profit. Included in the gross profit of Birds Eye Foods, Inc. was a $27.0 million charge related to the sales of inventories written up to fair value at the date of the acquisition. For the remaining businesses, gross profit for the six months ended June 27, 2010 was $193.6 million, or 24.4% of net sales, a 3.1% percentage point increase versus the remaining businesses gross profit for the six months ended June 28, 2009 of $178.1 million, or 21.3% of net sales. The principal driver of the increased gross profit as a percent of net sales was lower raw material commodity costs, and to a lesser extent, a lower cost mix, which together increased gross margin by 2.8 percentage points. Also contributing to the increase were lower freight and distribution expenses and lower aggregate trade marketing and customer coupon redemption expenses, which each increased gross margin by 0.1 percentage points.

Marketing and selling expenses. Marketing and selling expenses were $91.3 million, or 7.4% of net sales, in the six months June 27, 2010 compared to $65.0 million, or 7.8% of net sales, in the six months ended June 28, 2009. The acquisition of Birds Eye Foods, Inc. contributed $30.4 million of the increase for the six months ended June 27, 2010. The remaining change, a decrease of $4.1 million, was driven by lower sales commissions, advertising costs and other promotional costs.

Administrative expenses. Administrative expenses were $60.5 million, or 4.9% of net sales, in the six months ended June 27, 2010 compared to $29.5 million, or 3.5% of net sales, in the six months ended June 28, 2009, an increase of $31.0 million. The acquisition and integration of Birds Eye Foods, Inc. resulted in $24.7 million of the increase for the six months ended June 27, 2010, and included charges of $10.5 million for the termination benefits related to the announced closure of the Rochester, N.Y. office and $4.6 million of transaction and integration related expenses. Excluding these charges and expenses, administrative expenses were 3.6% of net sales in the six months ended June 27, 2009.

Research and development expenses. Research and development expenses were $4.6 million, or 0.4% of net sales, in the six months ended June 27, 2010 compared with $2.1 million, or 0.3% of net sales, in the six months ended June 28 2009. The acquisition of Birds Eye Foods, Inc. contributed $2.0 million of the increase for the six months ended June 27, 2010.

Other expense (income), net. The following table shows other expense (income), net:

	Six months ended
	June 27, 2010	June 28, 2009
Amortization of intangibles/other assets	$8,585	$8,394
Birds Eye Acquisition merger-related costs	224	—

Total other expense (income), net	$8,809	$8,394

Amortization was $8.6 million in the six months ended June 27, 2010 as compared to $8.4 million in the six months ended June 28, 2009, including $2.0 million of amortization expense related to Birds Eye Foods, Inc. for the six months ended June 27, 2010.

Earnings before interest and taxes. Earnings before interest and taxes (EBIT) increased $59.4 million to $132.5 million in the six months ended June 27, 2010 from $73.1 million in EBIT in the six months ended June 28, 2009. The acquisition of Birds Eye Foods, Inc. contributed $44.9 million of EBIT for the six months ended June 27, 2010. The remaining increase in EBIT resulted from a $10.3 million increase in the Birds Eye Frozen Division, a $3.0 million increase in the Duncan Hines Grocery Division, a $5.6 million increase in the Specialty Foods Division, partially offset by a $4.4 million increase in unallocated corporate expenses. Included in the unallocated corporate expenses for the six months ended June 27, 2010 are integration and transaction costs associated with the acquisition of Birds Eye Foods, Inc. of $4.6 million. Synergies realized, defined as reductions of operating costs resulting from the combination of Pinnacle and Birds Eye, increased EBIT by $4.4 million in the six months ended June 27, 2010.

Birds Eye Frozen Division: EBIT increased by $48.3 million in the six months ended June 27, 2010, to $65.0 million from $16.7 million in the six months ended June 28, 2009. The acquisition of Birds Eye Foods, Inc. contributed $38.0 million of EBIT for the six months ended June 27, 2010. The remaining increase of $10.3 million was principally driven by lower raw material commodity costs. In addition, advertising expense was $2.9 million lower, principally driven by our Swanson and Aunt Jemima brands. These increases to EBIT were partially offset by a $8.4 million decrease in net sales, principally driven by our Swanson dinners and Celeste frozen pizza brands.

Duncan Hines Grocery Division: EBIT increased by $7.8 million in the six months ended June 27, 2010, to $72.1 million from $64.3 million in the six months ended June 28, 2009. The acquisition of Birds Eye Foods, Inc. contributed $4.7 million of EBIT for the six months ended June 27, 2010. The remaining increase of $3.1 million was principally driven by lower raw material commodity costs and to a lesser extent reduced freight and distribution expenses. These increases to EBIT were partially offset by a $5.2 million decrease in net sales, principally driven by our Duncan Hines baking and Mrs. Butterworth’s syrup brands.

Specialty Foods Division: EBIT increased by $11.2 million in the six months ended June 27, 2010, to $12.9 million from $1.7 million in the six months ended June 28, 2009. The acquisition of Birds Eye Foods, Inc. contributed $5.5 million of EBIT for the six months ended June 27, 2010. The remaining increase of $5.7 million was principally driven by lower raw material commodity costs, a lower cost mix, and to a lesser extent reduced freight and distribution expenses. These increases to EBIT were partially offset by a $30.4 million decrease in net sales, resulting from the execution of our stated strategy of de-emphasizing lower margin foodservice and private label products.

Interest expense, net. Interest expense, net was $108.6 million in the six months ended June 27, 2010, compared to $58.3 million in the six months ended June 28, 2009, principally related to borrowings to fund the Birds Eye Foods, Inc. acquisition as detailed below.

Included in interest expense, net, was $1.8 million and $2.4 million for the six months ended June 27, 2010 and the six months ended June 28, 2009 respectively, for the amortization of the cumulative mark-to-market adjustment for an interest rate swap that was de-designated for swap accounting in the fourth quarter of 2008 and subsequently terminated. The counterparty to the interest rate swap was Lehman Brothers Special Financing (“LBSF”), a subsidiary of Lehman Brothers, and the hedge was de-designed for swap accounting at the time of LBSF’s bankruptcy filing. At that time of de-designation, the cumulative mark to market adjustment was $11.5 million. As of June 27, 2010, the remaining unamortized balance is $4.0 million.

Excluding the impact of the item in the previous paragraph, the increase in interest expense, net, was $50.9 million, of which $32.6 million was attributable to higher bank debt interest principally related to the new Tranche C Term Loan borrowings to partially fund the Birds Eye Acquisition, somewhat offset by lower debt levels on the existing term loans and lower average revolver borrowings, $13.9 million of higher bond debt levels which also partially funded the Birds Eye Foods, Inc. acquisition, $4.2 million of higher amortization of debt issue costs, and $0.2 million of other items. Included in the interest expense, net, amount was $8.6 million and $6.9 million for the six months ended June 27, 2010 and the six months ended June 28, 2009 respectively, recorded from losses on interest rate swap agreements, a net change of $1.7 million. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the Accumulated other comprehensive (loss) income (“AOCI”) portion, are recorded as an adjustment to interest expense.

Provision for income taxes. The effective tax rate was 24.4% in the six months ended June 27, 2010, compared to 97.1% in the six months ended June 28, 2009. The effective rate difference was due to the change in assessment of the realization of deferred tax assets as well as an out of period adjustment of $3.7 million to correct an error in the tax effects of Accumulated other comprehensive loss. For the six months ended June 27, 2010 we maintained a valuation allowance for certain state net operating loss carryovers, state tax credit carryovers, and foreign loss carryovers. For the six months ended June 28, 2009 we maintained a full valuation allowance against net deferred tax assets excluding indefinite lived intangible assets. See Note 15 of the Consolidated Financial Statements.

Under Internal Revenue Code Section 382, we are a loss corporation. Section 382 of the Code places limitations on our ability to use certain net operating loss carry-forwards to offset our income. The annual net operating loss limitation is approximately $14 to $18 million subject to other rules and restrictions. Our net operating loss carryovers and certain other tax attributes may not be utilized to offset certain Birds Eye income from recognized built in gains pursuant to Section 384 of the Code.

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

Statements of cash flows for the six months ended June 27, 2010 compared to six months ended June 28, 2009

Cash flows for the six months ended June 27, 2010 were impacted by the Birds Eye Acquisition, which occurred on December 23, 2009. Cash provided by operating activities was $152.6 million for the six months ended June 27, 2010 and was the result of net earnings excluding non-cash charges and credits of $65.2 million and a decrease in working capital of $87.4 million. The decrease in working capital was primarily the result of a $93.7 million decrease in inventories, which is principally seasonal but also reflects management’s concerted effort to reduce inventories while improving customer service, a $9.2 million increase in accrued liabilities and a $4.1 million increase in accrued income taxes. These cash inflows were offset by a $9.4 million decrease in accrued trade marketing, a $8.1 million decrease in accounts payable, a $4.7 million increase in other current assets and a $2.5 million increase in accounts receivable due to the timing of sales within the month. The aging of accounts receivable has not changed significantly from December. Net cash provided by operating activities was $67.4 million for the six months ended June 28, 2009 and was the result of net earnings excluding non-cash charges and credits of $54.4 million and a decrease in working capital of $13.0 million. The decrease in working capital was primarily the result of a $14.9 million increase in accounts payable and a $4.9 million decrease in inventories. The increase in accounts payable and decrease in inventories were offset by a $3.7 million decrease in accrued trade marketing and a $3.3 million increase in accounts receivable that relates to higher sales as well as the timing of when those sales occurred.

Net cash used in investing activities was $37.5 and $31.1 million for the six months ended June 27, 2010 and June 28, 2009, respectively, which related entirely to capital expenditures.

Net cash used by financing activities was $46.2 million during the six months ended June 27, 2010. The usage primarily related to a $27.0 million prepayment of our term loans in accordance with the “Excess Cash Flow” requirements of our Senior Secured Credit Facility, $3.1 million of normally scheduled repayments of the term loans, $14.3 million in repayments of bank overdrafts, $2.2 million in repayments of our notes payable and capital lease obligations and $0.5 million of other net activities. Net cash used by financing activities was $32.3 million during the six months ended June 28, 2009. The usage primarily related to $26.0 million in net repayments of the Revolving Credit Facility and $6.3 million in repayments of the term loan.

The net of all activities resulted in an increase in cash of $69.0 million during the six months ended June 27, 2010 and a $4.1 million increase in cash during the six months ended June 28, 2009.

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

There were no borrowings outstanding under the Revolving Credit Facility as of June 27, 2010 and December 27, 2009.

The total combined amount of the Term Loans and the Tranche C Term Loans that were owed to affiliates of the Blackstone Group as of June 27, 2010 and December 27, 2009, was $129.3 million and $109.2 million, respectively.

Our borrowings under the Senior Secured Credit Facility, as amended, bear interest at a floating rate and are maintained as base rate loans or as Eurocurrency rate loans. Base rate loans bear interest at the base rate plus the applicable base rate margin, as defined in the Senior Secured Credit Facility. The base rate is defined as the higher of (i) the prime rate and (ii) the Federal Reserve reported overnight funds rate plus 1/2 of 1%. Eurocurrency rate loans bear interest at the adjusted Eurocurrency rate, as described in the Senior Secured Credit Facility, plus the applicable Eurocurrency rate margin. Solely with respect to Tranche C Term Loans, the Eurocurrency rate shall be no less than 2.50% per annum. Solely with respect to Tranche C Term Loans, the base rate shall be no less than 3.50% per annum.

The applicable margins with respect to our Senior Secured Credit Facility vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on our leverage ratio as defined in the credit agreement. The applicable margins with respect to the Senior Secured Credit Facility are currently:

Applicable Margin (per annum)

Revolving Credit Facilty and Letters of Credit			Term Loans		Tranche C Term Loans
Eurocurrency Rate for Revolving Loans and Letter of Credit Fees	Base Rate for Revolving Loans	Commitment Fees Rate	Eurocurrency Rate for Term Loans	Base Rate for Term Loans	Eurocurrency Rate for - Term Loan C	Base Rate for - Term Loan C
2.25%	1.25%	0.50%	2.50%	1.50%	5.00%	4.00%

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

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility. For the three months and six months ended June 27, 2010, the weighted average interest rate on the term loan was 4.79% and 4.83%, respectively. For the three months and six months ended June 28, 2009, the weighted average interest rate on the term loan was 3.17% and 3.25%, respectively. For the three and six months ended June 28, 2009, the weighted average interest rate on the Revolving Credit Facility was 3.30% and 3.29%, respectively. As of June 27, 2010 and June 28, 2009, the Eurodollar interest rate on the term loan facility was 5.18% and 3.07% respectively.

We pay a fee for all outstanding letters of credit drawn against the Revolving Credit Facility at an annual rate equivalent to the Applicable Margin then in effect with respect to Eurocurrency rate loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility cannot exceed $50.0 million as of March 24, 2010 (previously $25.0 million). As of June 27, 2010 and December 27, 2009, we had utilized $33.5 million and $22.1 million, respectively of the Revolving Credit Facility for letters of credit. As of June 27, 2010, there were no borrowings under the Revolving Credit Facility, therefore, of the $150.0 million Revolving Credit Facility available, we had an unused balance of $116.5 million available for future borrowing and letters of credit. As of December 27, 2009, there were no borrowings under the Revolving Credit Facility, therefore, of the $150.0 million Revolving Credit Facility available, we had an unused balance of $127.9 million available for future borrowing and letters of credit. The remaining amount that can be used for letters of credit as of June 27, 2010 and December 27, 2009 was $16.5 million and $2.9 million, respectively.

In accordance with the “Excess Cash Flow” requirements of the Senior Secured Credit Facility, we made a mandatory prepayment of the Term Loans of $27.0 million in March 2010. Under the terms of the Senior Secured Credit Facility, Excess cash flow is determined by taking consolidated net income (as defined) and adjusting it for certain items, including (1) all non cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principle payments of indebtedness and (5) certain other items defined within the senior secured credit facility.

The Term Loans mature in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the term loan outstanding as of June 27, 2010 are no payment in 2010, $2.5 million in 2011, $12.5 million in 2012, $12.5 million in 2013 and $1,171.9 million in 2014. The Tranche C Term Loans matures in quarterly 0.25% installments from January 2010 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the Tranche C Term Loans outstanding as of December 27, 2009 are no payment in 2010, $7.2 million in 2011, $8.5 million in 2012, $8.5 million in 2013 and $818.1 million in 2014.

On April 2, 2007, as part of the Blackstone Transaction described in Note 1, we issued $325.0 million of 9.25% Senior Notes (the “Senior Notes”) due 2015, and $250.0 million of 10.625% Senior Subordinated Notes (the “Senior Subordinated Notes”) due 2017. On December 23, 2009, as part of the Birds Eye Acquisition described in Note 3, we issued an additional $300.0 million of 9.25% Senior Notes due in 2015 (the “Additional Senior Notes”). The Senior Notes and the Additional Senior Notes are collectively referred to herein as Senior Notes. The Senior Notes are general unsecured obligations of ours, effectively subordinated in right of payment to all of our existing and future senior secured indebtedness and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee our other indebtedness. The Senior Subordinated Notes are general unsecured obligations of ours, subordinated in right of payment to all of our existing and future senior indebtedness and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee our other indebtedness. See Note 17 of the Consolidated Financial Statements for Guarantor and Nonguarantor Financial Statements.

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

In addition, until April 1, 2010, we were able to redeem up to 35% of the aggregate principal amount of Senior Notes or Senior Subordinated Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus a premium equal to the rate per annum on the Senior Notes or Senior Subordinated Notes, as the case may be, plus accrued and unpaid interest and Additional Interest, if any, to the redemption date, subject to the right of holders of Senior Notes or Senior Subordinated Notes of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds received by us from one or more equity offerings; provided that (i) at least 50% of the aggregate principal amount of Senior Notes or Senior Subordinated Notes, as the case may be, originally issued under the applicable indenture remains outstanding immediately after the occurrence of each such redemption and (ii) each such redemption occurs within 90 days of the date of closing of each such equity offering.

In December 2007, we repurchased $51.0 million in aggregate principal amount of the 10.625% Senior Subordinated Notes at a discounted price of $44.2 million. We currently have outstanding $199.0 million in aggregate principal amount of Senior Subordinated Notes.

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

The estimated fair value of our long-term debt, including the current portion, as of June 27, 2010, is as follows:

(million $)	June 27, 2010
Issue	Recorded Amount	Fair Value
Senior Secured Credit Facility - Term Loans	$1,199.4	$1,118.4
Senior Secured Credit Facility - Tranche C Term Loans	842.3	842.3
9.25% Senior Notes	625.0	635.9
10.625% Senior Subordinated Notes	199.0	208.6

	$2,865.7	$2,805.2

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

EBITDA and Consolidated EBITDA do not represent net earnings or loss or cash flow from operations as those terms are defined by Generally Accepted Accounting Principles (“GAAP”) and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definitions of Consolidated EBITDA in the Senior Secured Credit Facility and the indentures allow us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net earnings or loss. However, these are expenses that may recur, vary greatly and are difficult to predict. While EBITDA and Consolidated EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, they are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

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

The following table provides a reconciliation from our net earnings (loss) to EBITDA and Consolidated EBITDA for the six month periods ended June 27, 2010 and June 28, 2009 and the year ended December 27, 2009. The terms and related calculations are defined in the Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes.

	Six Months Ended June 27, 2010	Six Months Ended June 28, 2009	Year Ended December 27, 2009
Net earnings (loss)	$18,104	$425	$302,603
Interest expense, net	108,558	58,255	121,078
Income tax expense (benefit)	5,831	14,434	(277,723)
Depreciation and amortization expense	38,677	32,472	65,468

EBITDA (unaudited)	$171,170	$105,586	$211,426

Acquired EBITDA - Birds Eye Acquisition (1)	—	76,455	142,268
Non-cash items (a)	28,287	562	4,738
Non-recurring items (b)	20,130	3,521	29,835
Other adjustment items (c)	5,689	10,930	26,673
Net cost savings projected to be realized as a result of initiatives taken (d)	18,102	34,688	57,188

Consolidated EBITDA (unaudited)	$243,378	$231,742	$472,128

Last twelve months Consolidated EBITDA (unaudited)	$483,764

(1)	In accordance with our Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes, we have included an adjustment for the Acquired EBITDA for Birds Eye for the period prior to its acquisition, calculated consistent with the definition of Consolidated EBITDA.

(a) Non-cash items are comprised of the following:

	Six Months Ended June 27, 2010	Six Months Ended June 28, 2009	Year Ended December 27, 2009
Non-cash compensation charges (1)	$408	$453	$3,190
Unrealized losses or (gains) resulting from hedging activities (2)	831	109	(277)
Impairment charges or asset write-offs (3)	—	—	1,300
Effects of adjustments related to the application of purchase accounting (4)	27,048	—	525

Total non-cash items	$28,287	$562	$4,738

(1)	For fiscal 2009 and the six months ended June 27, 2010 and June 28, 2009, represents non-cash compensation charges related to the granting of equity awards.
(2)	For fiscal 2009 and the six months ended June 27, 2010 and June 28, 2009, represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under natural gas and diesel fuel contracts for 2009 and 2010, and heating oil contracts for 2009 only.
(3)	For fiscal 2009, represents an impairment charge for the Swanson tradename.
(4)	For fiscal 2009 and the six months ended June 27, 2010 represents expense related to the write-up to fair market value of inventories acquired as a result of the Birds Eye Acquisition.

(b) Non-recurring items are comprised of the following:

	Six Months Ended June 27, 2010	Six Months Ended June 28, 2009	Year Ended December 27, 2009
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$242	$199	$25,238
Restructuring charges, integration costs and other business optimization expenses (2)	18,794	422	986
Employee severance and recruiting (3)	1,094	2,900	3,611

Total non-recurring items	$20,130	$3,521	$29,835

(1)	For fiscal 2009 and the three months ended June 27, 2010 and June 28, 2009, primarily represents costs related to the Birds Eye Acquisition as well as other expenses related to due diligence investigations.
(2)	For the six months ended June 27, 2010, primarily represents termination benefits related to the announced closing of the Rochester, NY office ($10,489) and integration costs related to the Birds Eye Acquisition. For fiscal 2009 and the six months ended June 28, 2009, represents consultant expense incurred to execute yield and labor savings in our plants.
(3)	For fiscal year 2009 and the six months ended June 28, 2009, principally represents severance and recruiting costs related to the change in the CEO. For the six months ended June 27, 2010, represents severance costs paid, or to be paid, to terminated employees.

(c) Other adjustment items are comprised of the following:

	Six Months Ended June 27, 2010	Six Months Ended June 28, 2009	Year Ended December 27, 2009
Management, monitoring, consulting and advisory fees (1)	$2,305	$1,268	$2,540

Variable product contribution principally from Steamfresh complete bagged meals no longer being offered (2)	3,384	9,662	24,133

Total other adjustments	$5,689	$10,930	$26,673

(1)	For fiscal 2009 and the six months ended June 27, 2010 and June 28, 2009, represents management/advisory fees and expenses paid to Blackstone.
(2)	For fiscal 2009 and the six months ended June 27, 2010 and June 28, 2009, represents the variable contribution loss principally from Steamfresh complete bagged meals and others which will no longer be offered by Pinnacle management following the Birds Eye Acquisition and the variable contribution loss applicable to a discontinued contract in the Birds Eye Industrial-Other segment.

(d) Net cost savings projected to be realized as a result of initiatives taken:

	Six Months Ended June 27, 2010	Six Months Ended June 28, 2009	Year Ended December 27, 2009
Productivity initiatives in our manufacturing facilities, freight and distribution systems and purchasing programs (1)	$—	$12,188	$12,188
Estimated net cost savings associated with the Birds Eye Acquisition (2)	18,102	22,500	45,000

Total net cost savings projected to be realized as a result of initiatives taken	$18,102	$34,688	$57,188

(1)	For fiscal 2009 and the six months ended June 27, 2010 and June 28, 2009, represents net cost savings projected to be realized as a result of specified actions taken or initiated, net of the amount of actual benefits realized. Such savings primarily relate to productivity initiatives in our manufacturing facilities, our freight and distribution systems, and our purchasing programs.
(2)	For fiscal 2009 and the six months ended June 27, 2010 and June 28, 2009, represents the estimated reduction in operating costs that we anticipate will result from the combination of Pinnacle and Birds Eye as a result of eliminating duplicate overhead functions and overlapping operating expenses, leveraging supplier relationships and combined purchasing power to obtain procurement savings on raw materials and packaging, and optimizing and rationalizing overlapping frozen warehouse and distribution networks less what has been realized in the first six months.

Our covenant requirements and actual ratios for the twelve months ended June 27, 2010 are as follows:

	Covenant Requirement	Actual Ratio
Senior Secured Credit Facility
Senior Secured Leverage Ratio (1)	5.00:1	3.93
Total Leverage Ratio (2)	Not applicable	5.64

Senior Notes and Senior Subordinated Notes (3)
Minimum Consolidated EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00:1	2.42

(1)	Pursuant to the terms of the Senior Secured Credit Facility, if at any time there are borrowings outstanding under the Revolving Credit Facility in an aggregate amount greater than $10.0 million, we are required to maintain a consolidated total senior secured debt to Consolidated EBITDA ratio for the most recently concluded four consecutive fiscal quarters (the “Senior Secured Leverage Ratio”) less than a ratio starting at a maximum of 7.00:1 at September 30, 2007 and stepping down over time to 4.00:1 on March 31, 2011. Consolidated total senior secured debt is defined as our aggregate consolidated secured indebtedness less the aggregate amount of all unrestricted cash and cash equivalents.
(2)	The Total Leverage Ratio is not a financial covenant but is used to determine the applicable rate under the Senior Secured Credit Facility. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Consolidated EBITDA.
(3)	Our ability to incur additional debt and make certain restricted payments under the indentures governing the Senior Notes and Senior Subordinated Notes, subject to specified exceptions, is tied to a Consolidated EBITDA to fixed charges ratio of at least 2.0:1.
(4)	Fixed charges is defined in the indentures governing the Senior Notes and Senior Subordinated Notes as (i) consolidated interest expense (excluding specified items) plus consolidated capitalized interest less consolidated interest income, plus (ii) cash dividends and distributions paid on preferred stock or disqualified stock.

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

As of June 27, 2010, we had the following interest rate swaps and caps (in aggregate) that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notional Amount		Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	8	$943.7 million		1.43% - 3.33%	USD - LIBOR-BBA	Oct 2008 - Mar 2009	Jan 2011 - July 2012
Interest Rate Swaps with Floors	4	—	(1)	2.96% - 3.58%	USD - LIBOR-BBA	Jan 2010	Jan 2012 - July 2012
Interest Rate Caps	2	$800.0 million		2.50%	USD - LIBOR-BBA	Dec 2009	Jan 2011

(1)	Interest rate swaps with floors are hedging the same debt as the interest rate caps and become effective after the interest rate caps mature. At that point, in January 2011 they will have a notional value of $300.0 million.

According to the authoritative guidance for derivative and hedge accounting, the effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive (loss) income (“AOCI”) on the Consolidated Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 27, 2010 and the three and six months ended June 28, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly as Interest expense in the Consolidated Statements of Operations. There was no hedge ineffectiveness on interest rate cash flow hedges recognized in the three and six months ended June 27, 2010 or the three and six months ended June 28, 2009.

Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Due to the counterparty bank declaring bankruptcy in October 2008, we discontinued prospectively the hedge accounting on our interest rate derivatives with Lehman Brothers Specialty Financing on the bankruptcy date as those hedging relationships no longer met the authoritative guidance for derivative and hedge accounting. We terminated these positions during the fourth quarter of 2008. We continue to report the net gain or loss related to the discontinued cash flow hedge in AOCI which is expected to be reclassified into earnings during the original contractual terms of the derivative agreements as the hedged interest payments are expected to occur as forecasted. For the three and six months ended June 27, 2010, $0.8 million and $1.8 million, respectively, was reclassified as an increase to Interest expense relating to the terminated hedges. For the three and six months ended June 28, 2009, $1.1 million and $2.4 million, respectively, was reclassified as an increase to Interest expense relating to the terminated hedges. During the next twelve months, we estimate that an additional $19.5 million will be reclassified as an increase to Interest expense relating to both active and terminated hedges.

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

As of June 27, 2010, we had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate	Notional Purchased in Aggregate	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	30	$46.6 million CAD	$43.3 million USD	1.038-1.176	May 2009-Mar 2010	Jul 2010-Dec 2011
CAD Collar	6	$6.0 million CAD	$5.3 million USD	1.13	May 2009	Jul 2010-Dec 2010

According to the authoritative guidance for derivative and hedge accounting, the effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI on the Consolidated Balance Sheet and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portions of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, are recognized directly in Cost of products sold in the Consolidated Statements of Operations. Hedge ineffectiveness on foreign exchange cash flow hedges amounted to a gain of less than $0.1 million in the three and six months ended June 27, 2010. Hedge ineffectiveness on foreign exchange cash flow hedges amounted to a gain of less than $0.1 million in the three and six months ended June 28, 2009.

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

As of June 27, 2010, we had the following natural gas swaps (in aggregate) and diesel fuel (in aggregate) that were not designated in qualifying hedging relationships:

Product	Number of Instruments	Notional Amount	Price	Trade Dates	Maturity Dates
Natural Gas Swap	2	252,537 MMBTU’s	$4.70 - $5.87 per MMBTU	Jan 2010 - June 2010	Oct 2010
Diesel Fuel Swap	6	7,426,602 Gallons	$2.46 - $3.14 per Gallon	Feb 2009 - May 2010	Jun 2010 - Dec 2010

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 27, 2010 and December 27, 2009.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value As of June 27, 2010	Balance Sheet Location	Fair Value As of June 27, 2010
Derivatives designated as hedging instruments
Interest Rate Contracts		$—	Accrued liabilities	$10.2
		—	Other long-term liabilities	18.8
Foreign Exchange Contracts		—	Accrued liabilities	1.6
		—	Other long-term liabilities	—

Total derivatives designated as hedging instruments		$—		$30.6

Derivatives not designated as hedging instruments
Natural Gas Contracts		$—	Accrued liabilities	$0.1
Diesel Fuel Contracts	Other current assets	0.1	Accrued liabilities	0.4

Total derivatives not designated as hedging instruments		$0.1		$0.5

	Balance Sheet Location	Fair Value As of December 27, 2009	Balance Sheet Location	Fair Value As of December 27, 2009
Derivatives designated as hedging instruments
Interest Rate Contracts	Other assets, net	$0.2	Other long-term liabilities	$21.2
Foreign Exchange Contracts		—	Accrued liabilities	2.5

Total derivatives designated as hedging instruments		$0.2		$23.7

Derivatives not designated as hedging instruments
Natural Gas Contracts		$—	Accrued liabilities	$0.1
Heating Oil Contracts	Other current assets	—		—
Diesel Fuel Contracts	Other current assets	0.9		—

Total derivatives not designated as hedging instruments		$0.9		$0.1

The table below presents the effect of our derivative financial instruments on the Consolidated Statements of Operations and Accumulated other comprehensive (loss) income as of the three and six months ending June 27, 2010 and the three and six months ended June 28, 2009.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCI on Derivative (Effective Portion)	Effective portion reclassified from AOCI to:	Reclassified from AOCI into Earnings (Effective Portion)	Ineffective portion reclassified from AOCI to:	Recognized in Earnings on Derivative (Ineffective Portion)
Interest Rate Contracts	$(6.0)	Interest expense	$(5.0)	Interest expense	$—
Foreign Exchange Contracts	0.6	Cost of products sold	(0.8)	Cost of products sold	—

Three months ended June 27, 2010	$(5.4)		$(5.8)		$—

Interest Rate Contracts	$(16.6)	Interest expense	$(10.4)	Interest expense	$—
Foreign Exchange Contracts	(0.5)	Cost of products sold	(1.4)	Cost of products sold	—

Six months ended June 27, 2010	$(17.1)		$(11.8)		$—

Interest Rate Contracts	$(1.1)	Interest expense	$(4.5)	Interest expense	$—
Foreign Exchange Contracts	(1.6)	Cost of products sold	1.0	Cost of products sold	—

Three months ended June 28, 2009	$(2.7)		$(3.5)		$—

Interest Rate Contracts	$(9.7)	Interest expense	$(9.3)	Interest expense	$—
Foreign Exchange Contracts	(1.2)	Cost of products sold	2.1	Cost of products sold	—

Six months ended June 28, 2009	$(10.9)		$(7.2)		$—

Derivatives Not Designated as Hedging Instruments	Recognized in Earnings on:	Recognized in Earnings on Derivative
Natural Gas Contracts	Cost of products sold	$0.1
Diesel Contracts	Cost of products sold	(1.4)

Three months ended June 27, 2010		$(1.3)

Natural Gas Contracts	Cost of products sold	$(0.4)
Diesel Contracts	Cost of products sold	(1.0)

Six months ended June 27, 2010		$(1.4)

Natural Gas Contracts	Cost of products sold	$(0.1)
Heating Oil Swaps	Cost of products sold	0.2

Three months ended June 28, 2009		$0.1

Natural Gas Contracts	Cost of products sold	$(1.2)
Heating Oil Swaps	Cost of products sold	0.1

Six months ended June 28, 2009		$(1.1)

Credit-risk-related Contingent Features

We have an agreement with Barclays that contains a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 27, 2010, the fair value of interest rate contracts in a net liability position related to these agreements was $30.1 million, which includes accrued interest of $1.2 million but excludes any adjustment for nonperformance risk of $1.3 million. For the same counterparty, the fair value of foreign exchange derivative contracts in a net liability position related to these agreements was $1.7 million which excludes any adjustment for nonperformance risk of $0.1 million. For the same counterparty, the fair value of natural gas contracts in a net liability position related to these agreements was $0.1 million. For the same counterparty, the fair value of diesel contracts in a net asset position related to these agreements was $0.4 million. If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $32.3 million. As of June 27, 2010, we had not posted any collateral related to these agreements. As of December 27, 2009, the fair value of interest rate contracts in a net liability position related to these agreements was $23.1 million, which includes accrued interest of $1.0 million but excludes any adjustment for nonperformance risk of $1.0 million. For the same counterparty, the fair value of foreign exchange derivative contracts in a net liability position related to these agreements was $2.6 million, which excludes any adjustment for nonperformance risk of $0.1 million. For the same counterparty, the fair value of natural gas contracts in a net liability position related to these agreements was $0.1 million. For the same counterparty, the fair value of heating oil contracts in a net asset position related to these agreements was less than $0.1 million. If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $25.8 million. As of December 27, 2009, we had not posted any collateral related to these agreements.

We also have an agreement with Credit Suisse Group that contains a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 27, 2010, the fair value of interest rate contracts in a net liability position related to these agreements was $1.5 million, which excludes any adjustment for nonperformance risk of $0.1 million. As of December 27, 2009, the fair value of interest rate contracts in a net liability position related to these agreements was $0.1 million, which does not include any adjustment for nonperformance risk.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 27, 2010. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective at a level of reasonable assurance.

In addition, there was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 27, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

On June 4, 2010 Lehman Brothers Special Financing (LBSF) initiated a claim against the Company in LBSF’s bankruptcy proceeding for an additional payment from the Company of $19.7 million, related to certain derivative contracts which the Company had earlier terminated due to LBSF’s default as a result of its’ bankruptcy filing in 2008. In accordance with the terms of the contracts, following LBSF’s bankruptcy filing, the Company terminated the contracts and paid LBSF approximately $22.3 million. The Company believes that the claim is without merit and intends to vigorously defend against it.

Commitment of $3.5 Million Capital Expenditure

In working to resolve an environmental wastewater investigation by the State of Michigan Department of Natural Resources and Environment (MDNRE) at the Company’s Birds Eye Foods Fennville MI production facility, on July 20, 2010, the Company and the MDNRE reached an agreement (“Administrative Consent Order” or “ACO”). Under the terms of the ACO, Birds Eye will construct a new $3.5 million wastewater treatment system at the facility and contribute a minimum of $70 thousand to the hookup of the City’s water supply extension to affected residents.

ITEM 1A:	RISK FACTORS

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 27, 2009.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	RESERVED TO THE NEW VOTING REPORTING RULES

None

ITEM 5:	OTHER INFORMATION

None

ITEM 6:	EXHIBITS

Exhibit Number	Description of exhibit

2.1	Agreement and Plan of Merger, dated as of February 10, 2007, by and among Crunch Holding Corp., Peak Holdings LLC and Peak Acquisition Corp. (previously filed as Exhibit 2.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

2.2	Agreement and Plan of Reorganization and Merger, by and between Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003 (previously filed as Exhibit 2.1 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.3	Amendment No. 1, dated January 8, 2004, to the Agreement and Plan of Reorganization and Merger, by and between Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003 (previously filed as Exhibit 2.2 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.4	Agreement and Plan of Merger, dated March 19, 2004, by and between Aurora Foods, Inc. and Pinnacle Foods Holding Corporation (previously filed as Exhibit 2.3 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.5	Asset Purchase Agreement, dated March 1, 2006, by and between The Dial Corporation and Pinnacle Foods Groups Inc. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Group Inc. filed with the SEC on March 1, 2006 (Commission File Number: 333-118390), and incorporated herein by reference).

2.6	Stock Purchase Agreement, dated November 18, 2009, by and between Birds Eye Holdings, LLC, Birds Eye Foods, Inc. and Pinnacle Foods Group LLC (previously filed as Exhibit 2.1 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on November 24, 2009 (Commission File Number: 333-118390), and incorporated herein by reference).

3.1	Pinnacle Foods Finance LLC Certificate of Formation (previously filed as Exhibit 3.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.2	Pinnacle Foods Finance LLC Amended and Restated Limited Liability Company Agreement, dated as of April 2, 2007 (previously filed as Exhibit 3.2 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.3	Pinnacle Foods Finance Corp. Certificate of Incorporation (previously filed as Exhibit 3.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.4	Pinnacle Foods Finance Corp. Bylaws (previously filed as Exhibit 3.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.5	Pinnacle Foods Group LLC Certificate of Formation (previously filed as Exhibit 3.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.6	Pinnacle Foods Group LLC Limited Liability Company Agreement (previously filed as Exhibit 3.6 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.7	Pinnacle Foods International Corp. Certificate of Incorporation. (previously filed as Exhibit 3.7 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.8	Pinnacle Foods International Corp. Bylaws. (previously filed as Exhibit 3.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.9	State of Delaware Certificate of Conversion, dated September 25, 2007, converting Pinnacle Foods Group Inc. from a Corporation to a Limited Liability Company(previously filed as Exhibit 3.9 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.1	Senior Notes Indenture, dated as of April 2, 2007, among the Issuers, the Guarantors and the Trustee (previously filed as Exhibit 4.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.2	Senior Subordinated Notes Indenture, dated as of April 2, 2007, among the Issuers, the Guarantors and the Trustee (previously filed as Exhibit 4.2 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.3	Registrations Rights Agreement, dated as of April 2, 2007, among the Issuers, the Guarantors and Lehman Brothers Inc. and Goldman, Sachs & Co. (previously filed as Exhibit 4.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.4	Form of Rule 144A Global Note, 9.25% Senior Notes due 2015 (previously filed as Exhibit 4.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.5	Form of Regulation S Global Note, 9.25% Senior Notes due 2015 (previously filed as Exhibit 4.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.6	Form of Rule 144A Global Note, 10.625% Senior Subordinated Notes due 2017 (previously filed as Exhibit 4.6 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.7	Form of Regulation S Global Note, 10.625% Senior Subordinated Notes due 2017 (previously filed as Exhibit 4.7 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.8	Credit Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Lehman Commercial Paper Inc., Goldman Sachs Credit Partners L.P. and other lenders party hereto (previously filed as Exhibit 4.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.9	Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.9 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.10	Guaranty, dated as of April 2, 2007, among Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.10 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.11	Intellectual Property Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.11 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.12	Supplemental Senior Notes Indenture, dated as of November 18, 2009, by and among Birds Eye Holdings, Inc., Birds Eye Group, Inc., Kennedy Endeavors Incorporated, Seasonal Employers, Inc., BEMSA Holding, Inc., GLK Holdings, Inc., GLK, LLC, Rochester Holdco, LLC and Wilmington Trust Company, (previously filed as Exhibit 4.1 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on December 24, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

4.13	Form of 9.25% Senior Notes due 2015 (previously filed as Exhibit 4.2 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on December 24, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

4.14	Registrations Rights Agreement, dated as of December 23, 2009, by and among Pinnacle Foods Finance LLC, Pinnacle Foods Finance Corp., the guarantors and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and Barclays Capital Inc. as the representatives of the initial purchasers (previously filed as Exhibit 4.3 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on December 24, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.1	Debt commitment letter entered into by Pinnacle Foods Finance LLC with Bank of America, N.A., Banc of America Bridge LLC, Banc of America Securities LLC, Barclays Capital, the investment banking division of Barclays Bank PLC, Credit Suisse AG, Credit Suisse Securities (USA) LLC, HSBC Bank USA, National Association, HSBC Securities (USA) Inc., MIHI LLC and Macquarie Capital (USA) Inc., dated November 18, 2009 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on November 24, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.3 +	Employment Agreement, dated April 2, 2007 (Jeffrey P. Ansell) (previously filed as Exhibit 10.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.4 +	Employment Agreement, dated April 2, 2007 (Craig Steeneck) (previously filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.5 +	Director Service Agreement, dated April 2, 2007 (Roger Deromedi) (previously filed as Exhibit 10.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.6	Transaction and Advisory Fee Agreement, dated as of April 2, 2007, between Peak Finance LLC and Blackstone Management Partners V L.L.C. (previously filed as Exhibit 10.6 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.7	Trademark License Agreement by and between The Dial Corporation and Conagra, Inc., dated July 1, 1995 (previously filed as Exhibit 10.33 to the Annual Report on Form 10-K of Pinnacle Foods Group Inc. for the fiscal year ended December 25, 2005 (Commission File Number: 333-118390), and incorporated herein by reference).

10.8	Tax Sharing Agreement, dated as of November 25, 2003, by and among Crunch Holding Corp., Pinnacle Foods Holding Corporation, Pinnacle Foods Corporation, Pinnacle Foods Management Corporation, Pinnacle Foods Brands Corporation, PF Sales (N. Central Region) Corp., PF Sales, LLC, PF Distribution, LLC, PF Standards Corporation, Pinnacle Foods International Corp., Peak Finance Holdings LLC, Pinnacle Foods Finance Corp., Pinnacle Foods Finance LLC and Pinnacle Foods Group LLC (previously filed as Exhibit 10.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.9	Lease, dated May 23, 2001, between Brandywine Operating Partnership, L.P. and Pinnacle Foods Corporation (Cherry Hill, New Jersey) (previously filed as Exhibit 10.25 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.10	Lease, dated August 10, 2001, between 485 Properties, LLC and Pinnacle Foods Corporation (Mountain Lakes, New Jersey); Amendment No. 1, dated November 23, 2001; Amendment No. 2, dated October 16, 2003 (previously filed as Exhibit 10.26 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.11	Swanson Trademark License Agreement (U.S.) by and between CSC Brands, Inc. and Vlasic International Brands Inc., dated as of March 24, 1998 (previously filed as Exhibit 10.27 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-1183900), and incorporated herein by reference).

10.12	Swanson Trademark License Agreement (Non-U.S.) by and between Campbell Soup Company and Vlasic International Brands Inc., dated as of March 26, 1998 (previously filed as Exhibit 10.28 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.13	Technology Sharing Agreement by and between Campbell Soup Company and Vlasic Foods International Inc., dated as of March 26, 1998 (previously filed as Exhibit 10.29 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.14	Amendment to Lease Agreement, dated February 10, 2007 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Group Inc. filed with the SEC on February 15, 2007 (Commission File Number: 333-118390), and incorporated herein by reference).

10.15	Securityholders Agreement, dated as of April 2, 2007, among Peak Holdings LLC and the other parties hereto (previously filed as Exhibit 10.15 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.16 +	Peak Holdings LLC 2007 Unit Plan, effective as of April 2, 2007 (previously filed as Exhibit 10.16 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.17 +	Peak Holdings LLC Form of Award Management Unit Subscription Agreement (previously filed as Exhibit 10.17 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.18	Securityholders Agreement, dated as of September 21, 2007 among Crunch Holding Corp. and the other parties hereto (previously filed as Exhibit 10.18 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.19 +	Crunch Holding Corp. 2007 Stock Incentive Plan, effective as of August 8, 2007 (previously filed as Exhibit 10.19 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.20 +	Crunch Holding Corp. 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.20 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.21	Trademark License Agreement, dated as of July 9, 1996, by and between The Quaker Oats Company, The Quaker Oats Company of Canada Limited and Van de Kamp’s, Inc. (previously filed as Exhibit 10.21 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.22 +	Enhanced Target Annual Bonus letter, dated June 11, 2007 (Craig Steeneck) (previously filed as Exhibit 10.22 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.23 +	Supplemental Peak Holdings LLC Management Unit Subscription Agreement, dated June 11, 2007 (Craig Steeneck) (previously filed as Exhibit 10.23 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.24 +	Modification of the Enhanced Target Annual Bonus letter, dated February 27, 2009 (Craig Steeneck) (previously filed as Exhibit 10.24 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.25 +	Modification of the Supplemental Peak Holdings LLC Management Unit Subscription Agreement, dated February 27, 2009 (Craig Steeneck) (previously filed as Exhibit 10.25 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.26 +	Modification of the Peak Holdings LLC Form of Award Management Unit Subscription Agreement (previously filed as Exhibit 10.26 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.27 +	Modification of the Crunch Holding Corp. 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.27 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.28 +	Employment offer letter, dated December 11, 2003 (Chris L. Kiser) (previously filed as Exhibit 10.28 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.29 +	Severance benefit letter, dated October 7, 2008 (Chris L. Kiser) (previously filed as Exhibit 10.29 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.30 +	Employment offer letter dated May 25, 2001 (Lynne M. Misericordia) (previously filed as Exhibit 10.30 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.31 +	Employment offer letter dated May 25, 2001 (M. Kelley Maggs) (previously filed as Exhibit 10.31 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.32 +	Separation Agreement, dated July 31, 2009 (Jeffrey P. Ansell). (previously filed as Exhibit 10.32 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.33 +	Employment Agreement, dated July 13, 2009 (Robert J. Gamgort). (previously filed as Exhibit 10.33 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.34 +	Peak Holdings LLC Management Unit Subscription Agreement, dated July 13, 2009 (Robert J. Gamgort). (previously filed as Exhibit 10.34 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.35 +	Amendment to Director Services Agreement, dated July 31, 2009 (Roger Deromedi). (previously filed as Exhibit 10.35 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.36	Second Amendment to the Credit Agreement, dated December 23, 2009, by and among Pinnacle Foods Finance LLC, Peak Finance Holdings LLC, Barclays Bank PLC, the Revolving Commitment Increase Lenders, the Tranche C Term Lenders and the Guarantors. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on December 24, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.37	Amended and Restated Transaction and Advisory Fee Agreement, dated as of November 18, 2009, between Peak Finance LLC and Blackstone Management Partners V L.L.C. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on December 24, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.38	Employment offer letter dated November 24, 2008 (Edward L. Sutter) (previously filed as Exhibit 10.38 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 23, 2010 (Commission File Number: 333-148297), and incorporated herein by reference).

10.39	Employment offer letter dated October 28, 2008 (Sally Genster Robling) (previously filed as Exhibit 10.39 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 23, 2010 (Commission File Number: 333-148297), and incorporated herein by reference).

10.40	Lease, dated April 15, 2010, between Woodcrest Road Associates, L.P. and Pinnacle Foods Group LLC (Cherry Hill, New Jersey)

10.41	Employment offer letter dated June 3, 2010 (Mark L. Schiller)

24.1	Power of Attorney (included in signature page) (previously filed as Exhibit 24.1 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

+	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
(A)	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Form 10-Q and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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

Date: August 9, 2010