Form 10-Q
period 2010-09-26
Pinnacle Foods Finance LLC
filed 2010-11-10
CIK 1420566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

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

As of November 10, 2010, there were outstanding 100 shares of common stock, par value $0.01 per share, of the Registrant.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

Unaudited consolidated financial statements begin on the following page

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(thousands of dollars)

	Three months ended		Nine months ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Net sales	$541,729	$394,185	$1,774,245	$1,230,415
Cost of products sold	418,256	298,606	1,353,104	956,751

Gross profit	123,473	95,579	421,141	273,664

Operating expenses
Marketing and selling expenses	39,766	26,052	131,093	91,009
Administrative expenses	23,449	17,535	83,941	47,038
Research and development expenses	1,912	1,158	6,460	3,275
Other (income) expense, net	4,111	4,197	12,920	12,591

Total operating expenses	69,238	48,942	234,414	153,913

Earnings before interest and taxes	54,235	46,637	186,727	119,751

Interest expense	74,064	28,315	182,778	86,583
Interest income	85	21	242	34

Earnings (loss) before income taxes	(19,744)	18,343	4,191	33,202
Provision (benefit) for income taxes	(7,577)	7,950	(1,746)	22,384

Net earnings (loss)	$(12,167)	$10,393	$5,937	$10,818

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(thousands of dollars, except per share amounts)

	September 26, 2010	December 27, 2009
Current assets:
Cash and cash equivalents	$106,899	$73,874
Accounts receivable, net	163,482	158,004
Inventories, net	388,882	389,967
Other current assets	21,458	26,960
Deferred tax assets	33,738	25,670

Total current assets	714,459	674,475

Plant assets, net	431,455	412,208
Tradenames	1,658,812	1,658,812
Other assets, net	208,987	233,823
Goodwill	1,559,180	1,559,180

Total assets	$4,572,893	$4,538,498

Current liabilities:
Short-term borrowings	$466	$1,232
Current portion of long-term obligations	5,197	38,228
Accounts payable	150,930	130,360
Accrued trade marketing expense	45,175	49,048
Accrued liabilities	153,481	130,035
Accrued income taxes	—	455

Total current liabilities	355,249	349,358

Long-term debt (includes $139,216 and $109,237 owed to related parties)	2,869,692	2,849,251
Pension and other postretirement benefits	76,413	82,437
Other long-term liabilities	44,208	39,383
Deferred tax liabilities	350,864	343,716

Total liabilities	3,696,426	3,664,145

Commitments and contingencies (note 12)

Shareholder’s equity:
Pinnacle Common stock: par value $.01 per share, 100 shares authorized, issued 100 shares	—	—
Additional paid-in-capital	693,417	693,196
Notes receivable from officers	—	(565)
Retained earnings	231,250	225,313
Accumulated other comprehensive (loss) income	(48,200)	(43,591)

Total shareholder’s equity	876,467	874,353

Total liabilities and shareholder’s equity	$4,572,893	$4,538,498

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(thousands of dollars)

	Nine months ended
	September 26, 2010	September 27, 2009

Cash flows from operating activities
Net earnings from operations	$5,937	$10,818
Non-cash charges (credits) to net earnings
Depreciation and amortization	58,212	48,004
Amortization of discount on term loan	1,856	—
Amortization of debt acquisition costs	9,424	3,551
Write off of debt issue and refinancing costs	17,281	—
Amortization of deferred mark-to-market adjustment on terminated swaps	2,565	3,434
Change in value of financial instruments	1,212	(271)
Stock-based compensation charge	614	2,400
Postretirement healthcare benefits	(57)	(19)
Pension expense net of contributions	(2,473)	1,457
Other long-term liabilities	1,528	1,060
Other long term assets	50	(1,177)
Deferred income taxes	(3,801)	22,619
Changes in working capital
Accounts receivable	(5,320)	(17,241)
Inventories	1,306	(11,307)
Accrued trade marketing expense	(3,966)	(10,492)
Accounts payable	34,691	587
Accrued liabilities	23,732	16,474
Other current assets	2,692	(3,596)

Net cash provided by operating activities	145,483	66,301

Cash flows from investing activities
Capital expenditures	(52,397)	(40,716)

Net cash used in investing activities	(52,397)	(40,716)

Cash flows from financing activities
Proceeds from bond offering	400,000	—
Proceeds from bank term loan	442,300	—
Repayments of long term obligations	(872,452)	(9,375)
Borrowings under revolving credit facility	—	39,864
Repayments of revolving credit facility	—	(58,208)
Proceeds from short-term borrowings	1,412	350
Repayments of short-term borrowings	(2,178)	(240)
Repayment of capital lease obligations	(2,164)	(233)
Change in bank overdrafts	(14,304)	—
Equity contributions	561	1,785
Repurchases of equity	(954)	(1,450)
Repayment of notes receivable from officers	565	—
Debt acquisition costs	(13,025)	—

Net cash used in financing activities	(60,239)	(27,507)

Effect of exchange rate changes on cash	178	244

Net change in cash and cash equivalents	33,025	(1,678)
Cash and cash equivalents - beginning of period	73,874	4,261

Cash and cash equivalents - end of period	$106,899	$2,583

Supplemental disclosures of cash flow information:
Interest paid	$122,380	$78,582
Interest received	242	34
Income taxes paid	6,262	581
Non-cash investing and financing activities:
New capital leases	(12,222)	(1,200)

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)

(thousands of dollars, except share amounts)

	Common Stock		Additional Paid In Capital	Notes Receivable From Officers	Retained earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Shareholder’s Equity
	Shares	Amount

Balance at December 28, 2008	100	$—	$427,323	$—	$(77,290)	$(42,460)	$307,573

Equity contributions:
Cash			1,785				1,785
Reduction in equity contributions			(1,450)				(1,450)
Equity related compensation			2,400				2,400
Comprehensive income:
Net earnings					10,818		10,818
Swap mark to market adjustments, net of income tax benefit of $333						(13,226)	(13,226)
Amortization of deferred mark-to-market adjustment on terminated swaps						3,434	3,434
Foreign currency translation						(1,014)	(1,014)

Total comprehensive income							12

Balance at September 27, 2009	100	$—	$430,058	$—	$(66,472)	$(53,266)	$310,320

Balance at December 27, 2009	100	$—	$693,196	$(565)	$225,313	$(43,591)	$874,353

Equity contribution:
Cash			561				561
Repurchases of equity			(954)				(954)
Equity related compensation			614				614
Collection of notes receivable from officers				565			565
Comprehensive income:
Net earnings					5,937		5,937
Swap mark to market adjustments, net of tax benefit of $3,387						(4,927)	(4,927)
Amortization of deferred mark-to-market adjustment on terminated swaps, net of tax provision of $2,749						(184)	(184)
Foreign currency translation, net of tax benefit of $194						497	497
Net gain on Pension and OPEB actuarial assumptions, net of tax provision of $3,769						5	5

Total comprehensive income							1,328

Balance at September 26, 2010	100	$—	$693,417	$—	$231,250	$(48,200)	$876,467

For the three months ended September 26, 2010 and September 27, 2009, total comprehensive (loss)/income was ($11,783) and $3,951, respectively.

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

On December 23, 2009 Pinnacle Foods Group LLC (“PFG LLC”), formerly known as PFGI, a subsidiary of PFF, purchased all of the outstanding common stock of Birds Eye Foods, Inc. (“Birds Eye Foods”) (the “Birds Eye Foods Acquisition”). See Note 3 for a full description of the transaction and brands of Birds Eye Foods.

2. Interim Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of September 26, 2010, the results of operations for the three and nine months ended September 26, 2010 and September 27, 2009, and the cash flows for the nine months ended September 26, 2010 and September 27, 2009. The results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 27, 2009.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

3. Acquisition

Acquisition of Birds Eye Foods, Inc.

On December 23, 2009, our wholly owned subsidiary, Pinnacle Foods Group LLC acquired all of the common stock of Birds Eye Foods. Birds Eye Foods’ product offering includes an expanding platform of healthy, high-quality frozen vegetables and frozen meals and a portfolio of primarily branded specialty foods which are highly-complimentary to Pinnacle’s existing product offerings. Frozen products are marketed under the Birds Eye brand name. Birds Eye Foods markets traditional boxed and bagged frozen vegetables, as well as steamed vegetables using innovative steam-in-packaging technology, under the Birds Eye and Birds Eye Steamfresh brands. Birds Eye Foods’ complete bagged meals, marketed under the Birds Eye Voila! brand, offer consumers value-added meal solutions that include a protein, starch, and vegetables in one convenient package. Birds Eye Foods’ branded specialty food products hold leading market share positions in their core geographic markets, and include Comstock and Wilderness fruit pie fillings and toppings, Brooks and Nalley chili and chili ingredients, and snack foods by Tim’s Cascade and Snyder of Berlin.

The authoritative guidance for business combinations and goodwill and other intangible assets requires that all business combinations be accounted for using the acquisition method of accounting. The guidance for goodwill and other intangible assets provides that goodwill and other intangible assets with indefinite lives are not to be amortized, but tested for impairment on an annual basis.

In December 2007, the FASB updated the authoritative guidance for business combinations. The guidance still requires business combinations to be accounted for using the acquisition method of accounting, but changed the manner of applying the method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The Birds Eye Foods Acquisition has been accounted for in accordance with these standards.

The cost of the Birds Eye Foods Acquisition consisted of:

Stated purchase price	$670,000
Net repayment of Birds Eye’s debt	670,383

Total cost of acquisition	$1,340,383

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

The following table summarizes the allocation of the total cost of the Birds Eye Foods Acquisition to the assets acquired and liabilities assumed:

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

Based upon the allocation, the value assigned to intangible assets and goodwill totaled $1,367.9 million. Of the total intangible assets, $48.0 million has been assigned to distributor relationships. Distributor relationships are being amortized on an accelerated basis over 30 years, this life was based on an attrition rate based on industry experience which management believes is appropriate in the Company’s circumstances. The Company has also assigned $750.0 million to the value of the tradenames acquired, of which $624.0 million is allocated to the Birds Eye Frozen segment, $90.0 million is allocated to the Duncan Hines Grocery segment and $36.0 million is allocated to the Specialty Foods segment. The values of the tradenames are not subject to amortization but are reviewed annually for impairment. Goodwill, which is also not subject to amortization, totaled $565.0 million, of which $304.6 million is allocated to the Birds Eye Frozen segment, $107.2 million is allocated to the Duncan Hines Grocery segment and $153.2 million is allocated to the Specialty Foods segment. No new tax-deductible goodwill or intangible assets were created as a result of the Birds Eye Foods Acquisition, but historical tax-deductible goodwill and intangible assets in the amount of $79.4 million existed as of the closing of the Birds Eye Foods Acquisition. The above allocation is subject to adjustment, pending the receipt of additional information relative to Birds Eye Foods’ tax matters. The allocation is expected to be finalized during the fourth quarter.

In accordance with the requirements of the acquisition method of accounting for acquisitions, inventories obtained in the Birds Eye Foods Acquisition were required to be valued at fair value (net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity), which is $37.6 million higher than historical manufacturing cost. Cost of products sold for the three and nine months ended September 26, 2010, and the fiscal year ended December 27, 2009 includes pre-tax charges of $9.7 million, $36.8 million and $0.5 million, respectively, related to the finished products at December 23, 2009, which were subsequently sold. The remaining $0.3 million will be recognized in the remainder of 2010.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

The Birds Eye Foods Acquisition was financed through borrowings of $850.0 million in term loans (“the Tranche C Term Loans”), $300.0 million of 9.25% Senior Notes due 2015 (the “Senior Notes”), a $260.0 million equity contribution from The Blackstone Group L.P., a $3.1 million investment from members of the board and management, less transaction costs of $0.2 million and $24.1 million in the nine months ended September 26, 2010 and fiscal year ended December 27, 2009, respectively, and deferred financing costs of $40.2 million. Included in the transaction costs of $0.2 million for the nine months ended September 26, 2010 are primarily legal, accounting and other professional fees. Included in the transaction costs of $24.1 million for the fiscal year ended December 27, 2009 are: $19.3 million in merger, acquisition and advisory fees, $4.0 million in legal, accounting and other professional fees and $0.8 million in other costs. The costs are recorded in Other expense (income), net in the Consolidated Statements of Operations. The Company also incurred $11.8 million in original issue discount, in connection with the Tranche C Term Loans. This was recorded in Long-term debt on the Consolidated Balance Sheet and was being amortized over the life of the loan using the effective interest method prior to the repayment of the Tranche C Term Loans on August 17, 2010. For more information on the refinancing, see Note 9 of the Consolidated Financial Statements for Debt and Interest Expense.

Pro forma Information

The following schedule includes consolidated statements of operations data for the unaudited pro forma results for the nine months ended September 27, 2009 as if the Birds Eye Foods Acquisition had occurred as of the beginning of fiscal 2009. The pro forma information includes the actual results with pro forma adjustments for the change in interest expense related to the Birds Eye Foods Acquisition, purchase accounting adjustments related to fixed assets, intangible assets, pension and other post-employment benefit liabilities, and related adjustments to the provision for income taxes.

The unaudited pro forma information is provided for illustrative purposes only. It does not purport to represent what the consolidated results of operations would have been had the Birds Eye Foods Acquisition occurred on the date indicated above, nor does it purport to project the consolidated results of operations for any future period or as of any future date.

Nine Months ended September 27, 2009 (unaudited)

Net sales	$1,852,090
Earnings before interest and taxes	$195,510
Net earnings	$7,090

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

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the Company’s assumptions.

The Company’s population of financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value As of September 26, 2010	Fair Value Measurements Using Fair Value Hierarchy			Fair Value As of December 27, 2009	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3

Assets
Interest rate derivatives	$—	$—	$—	$—	$165	$—	$165	$—
Foreign currency derivatives	38	—	38	—	—	—	—	—
Heating oil derivatives	—	—	—	—	25	—	25	—
Diesel fuel derivatives	294	—	294	—	902	—	902	—

Total assets at fair value	$332	$—	$332	$—	$1,092	$—	$1,092	$—

Liabilities
Interest rate derivatives	$31,433	$—	$31,433	$—	$21,145	$—	$21,145	$—
Foreign currency derivatives	1,219	—	1,219	—	2,522	—	2,522	—
Natural gas derivatives	74	—	74	—	57	—	57	—

Total liabilities at fair value	$32,726	$—	$32,726	$—	$23,724	$—	$23,724	$—

The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk.

Below are descriptions of the techniques used to estimate the fair value of financial instruments on the Company’s financial statements as of September 26, 2010.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate and foreign exchange forward curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of September 26, 2010 or December 27, 2009.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

5. Other Expense (Income), net

	Three months ended		Nine months ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Other expense (income), net consists of:
Amortization of intangibles/other assets	$4,295	$4,197	$12,880	$12,591
Birds Eye Foods Acquisition merger-related costs	—	—	224	—
Royalty expense (income), net and other	(184)	—	(184)	—

Total other expense (income), net	$4,111	$4,197	$12,920	$12,591

Birds Eye Foods Acquisition merger-related costs. In connection with the Birds Eye Foods Acquisition, as described in Note 3, the Company incurred costs of $224 in the nine months ended September 26, 2010. These costs relate primarily to legal, accounting and other professional fees.

6. Inventories

	September 26, 2010	December 27, 2009
Raw materials, containers and supplies	$36,024	$40,912
Finished product	352,858	349,055

Total	$388,882	$389,967

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

In the fourth quarter of 2009, in connection with the Birds Eye Foods Acquisition, inventories were required to be valued at fair value, which is $37.6 million higher than historical manufacturing cost. Cost of products sold for the three and nine months ended September 26, 2010, and the fiscal year ended December 27, 2009 includes pre-tax charges of $9.7 million, $36.8 million and $0.5 million, respectively, related to the finished products at December 23, 2009, which were subsequently sold. The remaining $0.3 million will be recognized in the remainder of 2010.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

7. Goodwill and Other Assets

Goodwill by segment is as follows:

	Birds Eye Frozen	Duncan Hines Grocery	Specialty Foods	Total

Balance, December 27, 2009	$575,958	$739,475	$243,747	$1,559,180

Balance, September 26, 2010	$575,958	$739,475	$243,747	$1,559,180

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

The Birds Eye Foods Acquisition was accounted for in accordance the authoritative guidance for business combinations and resulted in $565,013 in goodwill, as of December 27, 2009.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Other Assets, net

	September 26, 2010
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(18,484)	$34,326
Customer relationships - Distributors	36	125,447	(15,116)	110,331
Customer relationships - Food Service	7	36,143	(24,211)	11,932
Customer relationships - Private Label	7	9,214	(7,154)	2,060
License	7	4,875	(563)	4,312

Total amortizable intangibles		$228,489	$(65,528)	$162,961
Deferred financing costs		76,194	(31,049)	45,145
Notes receivable (Roskam Baking)		567	—	567
Other		314	—	314

Total other assets, net				$208,987

	December 27, 2009
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(14,523)	$38,287
Customer relationships - Distributors	36	125,305	(10,154)	115,151
Customer relationships - Food Service	7	36,143	(21,655)	14,488
Customer relationships - Private Label	7	9,213	(6,316)	2,897
License	7	4,875	—	4,875

Total amortizable intangibles		$228,346	$(52,648)	$175,698
Deferred financing costs		80,730	(23,833)	56,897
Foreign currency swap (See Note 11)		165	—	165
Notes receivable (Roskam Baking)		1,009	—	1,009
Other		54	—	54

Total other assets, net				$233,823

Amortization during the three and nine months ended September 26, 2010 was $4,295 and $12,880, respectively. Estimated amortization expense for each of the next five years and thereafter is as follows: remainder of 2010 - $4,288, 2011 - $16,167, 2012 - $15,808, 2013 - $15,471, 2014 - $12,188 and thereafter - $99,032. Amortization during the three and nine months ended September 27, 2009 was $4,197 and $12,591, respectively.

Deferred financing costs, which relate to the Senior Secured Credit Facility, Senior Notes and Senior Subordinated Notes entered into in connection with the Blackstone Transaction, amounted to $40,567 as of September 26, 2010. Deferred financing costs in connection with the Birds Eye Foods Acquisition, amounted to $40,253 prior to the refinancing. At the time of the refinancing of the Tranche C Term Loans discussed below, deferred financing costs were reduced to $35,639.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

As discussed in Note 9, the Company refinanced its existing Tranche C Term Loans on August 17, 2010 by issuing $400.0 million 8.25% Senior Notes due 2017 (the “8.25% Senior Notes”) and entering into an amendment to the Senior Secured Credit Facility pursuant to which the Company borrowed incremental term loans (the “Tranche D Term Loans”) in an aggregate principal amount of $442.3 million. In accordance with the authoritative guidance for debt extinguishments and modifications, the lending relationship between the Company and each bank in the original lending syndicate was examined and determined to be either a modification or an extinguishment. As a result of this analysis, the Company recorded interest expense in the Consolidated Statement of Operations for the write-off of $11,633 of deferred financing costs and $5,648 of original issue discount related to extinguished lending relationships from the Tranche C Term Loans. In addition, the Company incurred approximately $3,880 of legal, consulting and placement fees in connection with the Tranche D Term Loans. Of the fees incurred, $3,221 were costs of modifying existing lending relationships and thus the Company charged the interest expense line in the Consolidated Statement of Operations during the third quarter of 2010. The remaining $660 of fees related to obtaining new lending relationships and thus was deferred. The Company also incurred approximately $8,790 of legal, consulting, audit and placement fees in connection with the execution of the 8.25% Senior Notes, all of which were deferred. All costs deferred in connection with the above transactions were recorded in Other Assets, net on the consolidated balance sheet.

All deferred financing costs are amortized into interest expense over the life of the related debt facility using the effective interest method. Amortization of the deferred financing costs during the three and nine months ended September 26, 2010 was $2,766 and $9,424, respectively. Amortization of the deferred financing costs during the three and nine months ended September 27, 2009 was $1,184 and $3,551, respectively.

In February 2009, the Company entered into an agreement with Roskam Baking, which began co-packing certain Duncan Hines products in April 2009. This agreement included a provision to loan Roskam $1,900. As of September 26, 2010 the balance of the notes receivable is $1,117, of which $550 is recorded on the Consolidated Balance Sheet in Other Current Assets and $567 is recorded in Other Assets, net. This loan is being paid back to the Company based on cases produced and will be paid back in no less than 5 years.

8. Restructuring Charges

Rochester, NY Office

The Rochester, NY office is the former headquarters of Birds Eye Foods, Inc. which was acquired by PFG on December 23, 2009, as described in Note 3. In connection with the consolidation of activities into PFG’s New Jersey offices, the Rochester office will be closed. Notification letters under the Worker Adjustment and Retraining Notification (WARN) Act of 1988 were issued in the first quarter of 2010. Activities related to the closure of the Rochester office began in the second quarter of 2010 and will result in the elimination of approximately 200 positions.

In accordance with the authoritative guidance with respect to accounting for costs associated with exit or disposal activities, the full cost of termination benefits of $7,587 related to employees who will not be retained beyond the minimum retention period were recorded in the first quarter and the full cost of termination benefits of $4,040 related to employees who will be retained beyond the minimum retention period will be recorded in the future service periods. Of the $4,040, $1,146 was recorded in the first quarter of 2010, $1,756 was recorded in the second quarter of 2010, $885 was recorded in the third quarter of 2010 and $253 is expected to be recorded in the fourth quarter of 2010.

The total cost of termination benefits recorded for the three months ended September 26, 2010 was $885 and was recorded in the segments as follows: Birds Eye Frozen segment $625, Duncan Hines Grocery segment $161 and Specialty Foods segment $98. The total cost of termination benefits recorded for the nine months ended September 26, 2010 was $11,374 and was recorded in the segments as follows: Birds Eye Frozen segment $8,039, Duncan Hines Grocery segment $2,072 and Specialty Foods segment $1,263.

In addition to the termination benefits, during the third quarter of 2010, the Company recorded net lease termination costs of $847 related to vacating the Birds Eye Foods’ Corporate headquarters prior to the expiration of the lease. These costs are expected to be paid over the remaining term of the lease, which runs through December 2011.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

The following table summarizes restructuring charges accrued as of September 26, 2010. These amounts are recorded in our Consolidated Balance Sheets, of which $5,738 is recorded in Accrued liabilities and $1,777 is recorded in Other long-term liabilities.

Restructuring Reserve
Balance as of December 27, 2009	$—
Expense	12,221
Payments	(4,706)

Balance as of September 26, 2010	$7,515

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

9. Debt and Interest Expense

	September 26, 2010	December 27, 2009
Short-term borrowings
- Revolving Credit Facility	$—	$—
- Notes payable	466	1,232

Total short-term borrowings	466	1,232

Long-term debt
- Senior Secured Credit Facility - Term Loans	$1,199,422	$1,221,875
- Senior Secured Credit Facility - Tranche C Term Loans	—	850,000
- Senior Secured Credit Facility - Tranche D Term Loans	442,300	—
- 8.25% Senior Notes	400,000	—
- 9.25% Senior Notes	625,000	625,000
- 10.625% Senior Subordinated Notes	199,000	199,000
- Unamortized discount on long term debt	(4,218)	(11,722)
- Capital lease obligations	13,385	3,326

	2,874,889	2,887,479
Less: current portion of long-term obligations	5,197	38,228

Total long-term debt	$2,869,692	$2,849,251

Interest expense	Three months ended		Nine months ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Third party interest expense	$45,893	$22,236	$136,098	$67,891
Related party interest expense	2,624	268	4,023	1,186
Amortization of debt acquisition costs (Note 7)	2,766	1,184	9,424	3,551
Write off of debt issue costs (Note 7)	11,633		11,633
Write off of discount on term loan (Note 9)	5,648		5,648
Amortization of deferred mark-to-market adjustment on terminated swap (Note 11)	736	1,040	2,565	3,434
Interest rate swap (gains) losses (Note 11)	4,764	3,587	13,387	10,521

Total interest expense	$74,064	$28,315	$182,778	$86,583

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

As part of the Birds Eye Foods Acquisition on December 23, 2009, as described in Note 3, the Company entered into an amendment to the Senior Secured Credit Facility in the form of (i) incremental term loans in the amount of $850.0 million (the “Tranche C Term Loans”) and (ii) an incremental revolving credit facility the amount of $25.0 million, bringing our total revolving credit commitment to $150.0 million. In connection with the Tranche C Term Loans, the Company also incurred $11.8 million in original issue discount fees. These fees were recorded in Long-term debt on the Consolidated Balance Sheet and were being amortized over the life of the loan using the effective interest method prior to the repayment of the Tranche C Term Loans.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

On August 17, 2010 the Company entered into an amendment to the Senior Secured Credit Facility, which provided for incremental term loans in the amount of $442.3 million (the “Tranche D Term Loans). The proceeds from the Tranche D Term Loans, along with the proceeds from the 8.25% Senior Notes described below were used to repay the outstanding Tranche C Term Loans. In accordance with the authoritative guidance for debt extinguishments and modifications, the lending relationship between the Company and each bank in the original lending syndicate was examined and determined to be either a modification or an extinguishment. As a result of this analysis, the Company recorded interest expense in the Consolidated Statement of Operations for the write-off of $11,633 of deferred financing costs and $5,648 of original issue discount related to extinguished lending relationships from the Tranche C Term Loans. In addition, the Company incurred approximately $3,880 of legal, consulting and placement fees in connection with the Tranche D Term Loans. Of the fees incurred, $3,221 were costs of modifying existing lending relationships and thus the Company charged the interest expense line in the Consolidated Statement of Operations during the third quarter of 2010. The remaining $660 of fees related to obtaining new lending relationships and thus was deferred. The Company also incurred approximately $8,790 of legal, consulting, audit and placement fees in connection with the execution of the 8.25% Senior Notes, all of which were deferred. All costs deferred in connection with the above transactions were recorded in Other Assets, net on the consolidated balance sheet.

There were no borrowings outstanding under the Revolving Credit Facility as of September 26, 2010 and December 27, 2009. There have been no borrowings under the revolver at any time in 2010.

The total combined amount of the Term Loans and the Tranche C and D Term Loans that were owed to affiliates of the Blackstone Group as of September 26, 2010 and December 27, 2009, was $139,216 and $109,237, respectively.

The Company’s borrowings under the Senior Secured Credit Facility, as amended, bear interest at a floating rate and are maintained as base rate loans or as Eurocurrency rate loans. Base rate loans bear interest at the base rate plus the applicable base rate margin, as defined in the Senior Secured Credit Facility. The base rate is defined as the higher of (i) the prime rate and (ii) the Federal Reserve reported overnight funds rate plus 1/2 of 1%. Eurocurrency rate loans bear interest at the adjusted Eurocurrency rate, as described in the Senior Secured Credit Facility, plus the applicable Eurocurrency rate margin. Solely with respect to Tranche C Term Loans, the Eurocurrency rate shall be no less than 2.50% per annum. Solely with respect to Tranche C Term Loans, the base rate shall be no less than 3.50% per annum. Solely with respect to Tranche D Term Loans, the Eurocurrency rate shall be no less than 1.75% per annum. Solely with respect to Tranche D Term Loans, the base rate shall be no less than 2.75% per annum.

The applicable margins with respect to the Company’s Senior Secured Credit Facility vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on the Company’s leverage ratio as defined in the credit agreement. The applicable margins with respect to the Senior Secured Credit Facility are currently:

Applicable Margin (per annum)

Revolving Credit Facilty and Letters of Credit			Term Loans
Eurocurrency Rate for Revolving Loans and Letter of Credit Fees	Base Rate for Revolving Loans	Commitment Fees Rate	Eurocurrency Rate for Term Loans	Base Rate for Term Loans
2.25%	1.25%	0.50%	2.50%	1.50%

Tranche C Term Loans		Tranche D Term Loans
Eurocurrency Rate for Term Loan C	Base Rate for Term Loan C	Eurocurrency Rate for Term Loan C	Base Rate for Term Loan C
5.00%	4.00%	4.25%	3.25%

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

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility. For the three and nine months ended September 26, 2010, the weighted average interest rate on the term loans and the Tranche C and D Term Loans was 4.26% and 4.66%, respectively. For the three months and nine months ended September 27, 2009, the weighted average interest rate on the term loans and the Tranche C Term Loans was 3.04% and 3.18%, respectively. As of September 26, 2010, the interest rate on the revolving credit facility was 2.76%, however no borrowings were made during 2010. For the three and nine months ended September 27, 2009, the weighted average interest rate on the Revolving Credit Facility was 3.08% and 3.26%, respectively. As of September 26, 2010 and September 27, 2009, the weighted average Eurodollar interest rate on the term loan facility was 3.63% and 3.01% respectively.

The Company pays a fee for all outstanding letters of credit drawn against the Revolving Credit Facility at an annual rate equivalent to the Applicable Margin then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility cannot exceed $50,000 as of March 24, 2010 (previously $25,000). As of September 26, 2010 and December 27, 2009, the Company had utilized $34,103 and $22,072, respectively of the Revolving Credit Facility for letters of credit. As of September 26, 2010, there were no borrowings under the Revolving Credit Facility, therefore, of the $150,000 Revolving Credit Facility available, the Company had an unused balance of $115,897 available for future borrowing and letters of credit. As of December 27, 2009, there were no borrowings under the Revolving Credit Facility, therefore, of the $150,000 Revolving Credit Facility available, the Company had an unused balance of $127,928 available for future borrowing and letters of credit. The remaining amount that can be used for letters of credit as of September 26, 2010 and December 27, 2009 was $15,897 and $2,928, respectively.

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

The Term Loans mature in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the term loan outstanding as of September 26, 2010 are no payment in 2010, $2.5 million in 2011, $12.5 million in 2012, $12.5 million in 2013 and $1,171.9 million in 2014. The Tranche D Term Loans mature in quarterly 0.25% installments from December 2010 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the Tranche D Term Loans outstanding as of December 27, 2009 are no payment in 2010, $4.4 million in 2011, $4.4 million in 2012, $4.4 million in 2013 and $429.1 million in 2014.

On April 2, 2007, as part of the Blackstone Transaction described in Note 1, the Company issued $325.0 million of 9.25% Senior Notes (the “Senior Notes”) due 2015, and $250.0 million of 10.625% Senior Subordinated Notes (the “Senior Subordinated Notes”) due 2017. On December 23, 2009, as part of the Birds Eye Foods Acquisition described in Note 3, the Company issued an additional $300 million of 9.25% Senior Notes due in 2015 (the “Additional Senior Notes”). The Senior Notes and the Additional Senior Notes are collectively referred to herein as the 9.25% Senior Notes. As described above, on August 17, 2010 the Company issued $400.0 million of 8.25% Senior Notes, due 2017 (the 8.25% Senior Notes) and utilized the proceeds to repay the Tranche C Term Loans.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

The 9.25% Senior Notes and the 8.25% Senior Notes are general unsecured obligations of the Company, effectively subordinated in right of payment to all existing and future senior secured indebtedness of the Company and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company. The Senior Subordinated Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company. See Note 17 of the Consolidated Financial Statements for Guarantor and Nonguarantor Financial Statements.

The Company may redeem some or all of the 9.25% Senior Notes at any time prior to April 1, 2011,some or all of the 8.25% Senior Notes at any time prior to September 1, 2013, and some or all of the Senior Subordinated Notes at any time prior to April 1, 2012, in each case at a price equal to 100% of the principal amount of notes redeemed plus the Applicable Premium as of, and accrued and unpaid interest to, the redemption date, subject to the right of Holders of record on the relevant record date to receive interest due on the relevant interest payment date. The “Applicable Premium” is defined as the greater of (1) 1.0% of the principal amount of such note and (2) the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of such 9.25% Senior Note at April 1, 2011 or such 8.25% Senior Note at September 1, 2013 or such Senior Subordinated Note at April 1, 2012, plus (ii) all required interest payments due on such 9.25% Senior Note through April 1, 2011 or such 8.25% Senior Note through September 1 2013 or such Senior Subordinated Note through April 1, 2012 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate plus 50 basis points over (b) the principal amount of such note.

The Company may redeem the 9.25% Senior Notes, the 8.25% Senior Notes, or the Senior Subordinated Notes at the redemption prices listed below, if redeemed during the twelve-month period beginning on April 1st (for the 9.25% Senior Notes and Senior Subordinated Notes ) or September 1st ( for the 8.25% Senior Notes) of each of the years indicated below:

9.25% Senior Notes		8.25% Senior Notes
Year	Percentage	Year	Percentage
2011	104.625%	2013	106.188%
2012	102.313%	2014	104.125%
2013 and thereafter	100.000%	2015	102.063%
		2016 and thereafter	100.000%

Senior Subordinated Notes
Year	Percentage
2012	105.313%
2013	103.542%
2014	101.771%
2015 and thereafter	100.000%

In addition, until September 1, 2013, the Company is able to redeem up to 35% of the aggregate principal amount of the 8.25% Senior Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus a premium equal to the rate per annum on the the 8.25% Senior Notes, as the case may be, plus accrued and unpaid interest and Additional Interest, if any, to the redemption date, subject to the right of holders of the 8.25% Senior Notes of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds received by the Company from one or more equity offerings; provided that (i) at least 50% of the aggregate principal amount of the 8.25% Senior Notes, as the case may be, originally issued under the applicable indenture remains outstanding immediately after the occurrence of each such redemption and (ii) each such redemption occurs within 90 days of the date of closing of each such equity offering.

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

The estimated fair value of the Company’s long-term debt, including the current portion, as of September 26, 2010, is as follows:

	September 26, 2010
Issue	Recorded Amount	Fair Value

Senior Secured Credit Facility - Term Loans	$1,199,422	$1,160,441
Senior Secured Credit Facility - Tranche D Term Loans	442,300	442,300
8.25% Senior Notes	400,000	403,000
9.25% Senior Notes	625,000	645,313
10.625% Senior Subordinated Notes	199,000	210,940

	$2,865,722	$2,861,994

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

In fiscal 2010, the Company expects to make contributions of $5.6 million to the Pinnacle Foods Pension Plan, of which $2.2 million and $4.8 million were made in the three and nine months ended September 26, 2010, respectively. The Company made contributions to the pension plan totaling $2.8 million in fiscal 2009, of which $1.2 million and $2.2 million were made in the three and nine months ended September 27, 2009, respectively.

The following represents the components of net periodic benefit costs:

Pension Benefits	Pinnacle Foods Pension Plan
	Three months ended		Nine months ended
	September 26 2010	September 27 2009	September 26 2010	September 27 2009
Service cost	$265	$459	$963	$1,362
Interest cost	985	1,105	3,574	3,327
Expected return on assets	(780)	(602)	(2,831)	(2,150)
Amortization of:
prior service cost	17	36	61	106
actuarial loss	177	345	641	1,033
Curtailment loss	—	—	992	—

Net periodic cost	$664	$1,343	$3,400	$3,678

Birds Eye Foods Pension Plan

The Company’s Birds Eye Foods Pension Plan (“Birds Eye Foods Pension Plan”) consists of hourly and salaried employees and has primarily noncontributory defined-benefit schedules. In September 2001, this plan was amended to freeze benefit accruals for salaried employees effective September 28, 2001. Salaried participants who, on that date, were actively employed and who had attained age 40, completed 5 years of vesting service, and whose sum of age and vesting services was 50 or more, were grandfathered. Grandfathered participants were entitled to continue to earn benefit service in accordance with the provisions of the plan with respect to periods of employment after September 28, 2001 but in no event beyond September 28, 2006. In the first and second quarters of 2010, benefits of certain hourly employees were frozen in connection with the renegotiation of our collective bargaining agreements. The curtailment gain was $64 and $524 for the first and second quarters, respectively.

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

In fiscal 2010, the Company expects to make contributions of $2.6 million to the Birds Eye Foods Pension Plan. Contributions of $0.9 million and $1.7 million were made for the Birds Eye Foods Pension Plan in the three and nine months ended September 26, 2010, respectively.

Pension Benefits	Birds Eye Foods Pension Plan
	Three months ended	Nine months ended
	September 26, 2010	September 26, 2010
Service cost	$501	$1,551
Interest cost	2,055	6,166
Expected return on assets	(2,051)	(6,154)
Curtailment gain	—	(588)

Net periodic (benefit) cost	$505	$975

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

	Pinnacle Foods Other Postretirement Benefits Plan
	Three months ended		Nine months ended
	September 26 2010	September 27 2009	September 26 2010	September 27 2009

Interest cost	5	5	14	14
Amortization of:
Net actuarial gain	(11)	(11)	(33)	(33)

Net periodic benefit	$(6)	$(6)	$(19)	$(19)

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

	Birds Eye Foods Other Postretirement Benefits Plan
	Three months ended	Nine months ended
	September 26, 2010	September 26, 2010
Interest cost	$44	$133

Net periodic cost	$44	$133

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges in accordance with the authoritative guidance for derivative and hedge accounting involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three and nine months ended September 26, 2010 and the three and nine months ended September 27, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of September 26, 2010, the Company had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates

Interest Rate Swaps	12	$941,550	1.06% - 3.33%	USD-LIBOR-BBA	Oct 2008 - Aug 2010	Jan 2011 - July 2012

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

On August 17, 2010, the Company prepaid a portion of its existing term loan facilities that was being hedged with its two interest rate caps that mature in January 2011. As a result, the Company discontinued prospective hedge accounting on the interest rate caps and the net loss in accumulated other comprehensive income was reclassified to interest expense as the hedged transactions were no longer probable to occur. The amounts recorded to interest expense were a loss of $226. Prospective changes in the values of the interest rate cap hedge contracts will be recorded directly into Interest expense, net in the Consolidated Statements of Operations.

On August 17, 2010 the Company amended four of its existing forward starting interest rate swaps due to a change in the expected terms of the hedged forecasted transactions. As a result, the Company prospectively discontinued hedge accounting on the original interest rate swap agreements. Simultaneously, the Company designated the amended interest rate swap agreements into new cash flow hedging relationships. The Company continues to report the net loss related to the discontinued cash flow hedges in AOCI, which is being reclassified into earnings as the original hedged forecasted transactions affect earnings. Due to the off-market nature of the amended interest rate swap agreements at the date of designation, the Company anticipates the potential for hedge ineffectiveness. However, such ineffectiveness is not expected to be significant.

During the next twelve months, the Company estimates that an additional $22,693 will be reclassified as an increase to Interest expense relating to both active and terminated hedges.

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

As of September 26, 2010, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate	Notional Purchased in Aggregate	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	33	$62,595 CAD	$59,534 USD	1.027-1.175	May 2009 - Sep 2010	Jul 2010 - Dec 2011

CAD Collar	3	$3,000 CAD	$2,655 USD	1.13	May 2009	Oct 2010 - Dec 2011

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

Non-designated Hedges of Commodity and Interest Rate Risk

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

The Company had previously entered into interest rate cap hedge contracts to add stability to interest expense and to manage its exposure to interest rate movements. In connection with the refinancing of the Tranche C Term Loans, these contracts have been de-designated as of August 17, 2010. Changes in the values of the interest rate cap hedge contracts are recorded directly into Interest expense in the Consolidated Statements of Operations.

As of September 26, 2010, the Company had the following natural gas swaps (in aggregate), diesel fuel swaps (in aggregate) and interest rate caps (in aggregate) that were not designated in qualifying hedging relationships:

Product	Number of Instruments	Notional Amount	Price/Index	Trade Dates	Maturity Dates
Natural Gas Swap	2	252,537 MMBTU’s	$4.70 - $5.87 per MMBTU	Jan 2010 - June 2010	Oct 2010
Diesel Fuel Swap	4	7,061,719 Gallons	$2.90 - $3.14 per Gallon	Feb 2010 - Aug 2010	Oct 2010 - Mar 2011
Interest Rate Caps	2	$800,000	2.5% USD-LIBOR-BBA	Dec 2009	Jan 2011

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 26, 2010 and December 27, 2009.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value As of September 26, 2010	Balance Sheet Location	Fair Value As of September 26, 2010
Derivatives designated as hedging instruments
Interest Rate Contracts		$—	Accrued liabilities	$7,446
		—	Other long-term liabilities	23,987
Foreign Exchange Contracts	Other current assets	26	Accrued liabilities	1,160
	Other assets, net	12	Other long-term liabilities	59

Total derivatives designated as hedging instruments		$38		$32,652

Derivatives not designated as hedging instruments
Natural Gas Contracts		$—	Accrued liabilities	$74
Diesel Fuel Contracts	Other current assets	294		—

Total derivatives not designated as hedging instruments		$294		$74

	Balance Sheet Location	Fair Value As of December 27, 2009	Balance Sheet Location	Fair Value As of December 27, 2009
Derivatives designated as hedging instruments
Interest Rate Contracts	Other assets, net	$165	Other long-term liabilities	$21,145
Foreign Exchange Contracts		—	Accrued liabilities	2,522

Total derivatives designated as hedging instruments		$165		$23,667

Derivatives not designated as hedging instruments
Natural Gas Contracts		$—	Accrued liabilities	$57
Heating Oil Contracts	Other current assets	25		—
Diesel Fuel Contracts	Other current assets	902		—

Total derivatives not designated as hedging instruments		$927		$57

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

The table below presents the effect of our derivative financial instruments on the Consolidated Statements of Operations and Accumulated other comprehensive (loss) income as of the three and nine months ending September 26, 2010 and the three and nine months ended September 27, 2009.

Tabular Disclosure of the Effect of Derivative Instruments
Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCI on Derivative (Effective Portion)	Effective portion reclassified from AOCI to:	Reclassified from AOCI into Earnings (Effective Portion)	Ineffective portion reclassified from AOCI to:	Recognized in Earnings on Derivative (Ineffective Portion)
Interest Rate Contracts	$(6,623)	Interest expense	$(4,931)	Interest expense	$(568)
Foreign Exchange Contracts	(276)	Cost of products sold	(731)	Cost of products sold	(253)

Three months ended September 26, 2010	$(6,899)		$(5,662)		$(821)

Interest Rate Contracts	$(23,262)	Interest expense	$(15,385)	Interest expense	$(568)
Foreign Exchange Contracts	(753)	Cost of products sold	(2,096)	Cost of products sold	(218)

Nine months ended September 26, 2010	$(24,015)		$(17,481)		$(786)

Interest Rate Contracts	$(8,877)	Interest expense	$(4,627)	Interest expense	$—
Foreign Exchange Contracts	(2,042)	Cost of products sold	158	Cost of products sold	(14)

Three months ended September 27, 2009	$(10,919)		$(4,469)		$(14)

Interest Rate Contracts	$(18,573)	Interest expense	$(13,955)	Interest expense	$—
Foreign Exchange Contracts	(3,252)	Cost of products sold	2,256	Cost of products sold	19

Nine months ended September 27, 2009	$(21,825)		$(11,699)		$19

Derivatives Not Designated as Hedging Instruments	Recognized in Earnings on:	Recognized in Earnings on Derivative
Natural Gas Contracts	Cost of products sold	$(130)
Diesel Contracts	Cost of products sold	413

Three months ended September 26, 2010		$283

Natural Gas Contracts	Cost of products sold	$(510)
Diesel Contracts	Cost of products sold	(633)

Nine months ended September 26, 2010		$(1,143)

Natural Gas Contracts	Cost of products sold	$(104)
Heating Oil Swaps	Cost of products sold	8

Three months ended September 27, 2009		$(96)

Natural Gas Contracts	Cost of products sold	$(1,287)
Heating Oil Swaps	Cost of products sold	132

Nine months ended September 27, 2009		$(1,155)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Credit-risk-related Contingent Features

The Company has agreements with certain counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of September 26, 2010, the Company has not posted any collateral related to these agreements. If the Company had breached this provision at September 26, 2010, it could have been required to settle its obligations under the agreements at their termination value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk contingent features that are in a net liability position as of September 26, 2010 and December 27, 2009.

September 26, 2010

Asset/(Liability)

Counterparty	Contract Type	Termination Value	Non- Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(31,524)	$972	$(1,185)	$(29,367)
	Foreign Exchange Contracts	(1,246)	27		(1,219)
	Natural Gas Contracts	(74)	—		(74)
	Diesel Fuel Contracts	294	—		294
Credit Suisse	Interest Rate Contracts	(2,163)	97	—	(2,066)
	Foreign Exchange Contracts	20	18		38

Total		$(34,693)	$1,114	$(1,185)	$(32,394)

December 27, 2009
Counterparty	Contract Type	Termination Value	Non- Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(23,089)	$983	$(1,044)	$(21,062)
	Foreign Exchange Contracts	(2,599)	77		(2,522)
	Natural Gas Contracts	(57)	—		(57)
	Heating Oil Contracts	25			25

Total		$(25,720)	$1,060	$(1,044)	$(23,616)

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

Commitment of $3.5 Million Capital Expenditure

In working to resolve an environmental wastewater investigation by the State of Michigan Department of Natural Resources and Environment (MDNRE) at the Company’s Birds Eye Foods Fennville MI production facility, on July 20, 2010, the Company and the MDNRE reached an agreement (“Administrative Consent Order” or “ACO”). Under the terms of the ACO, Birds Eye Foods will construct a new $3.5 million wastewater treatment system at the facility and contribute a minimum of $70 thousand to the hookup of the City’s water supply extension to affected residents.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

13. Related Party Transactions

At the closing of the Blackstone Transaction, the Company entered into an advisory agreement with an affiliate of The Blackstone Group pursuant to which such entity or its affiliates provide certain strategic and structuring advice and assistance to us. In addition, under this agreement, affiliates of The Blackstone Group provide certain monitoring, advisory and consulting services to the Company for an aggregate annual management fee equal to the greater of $2,500 or 1.0% of Consolidated EBITDA (as defined in the credit agreement governing the Company’s Senior Secured Credit Facility). Affiliates of Blackstone also receive reimbursement for out-of-pocket expenses. Expenses relating to the management fee were $1,125 and $3,375 in the three and nine months ended September 26, 2010, respectively. The Company reimbursed the Blackstone group out-of-pocket expenses totaling $55 in the nine months ended September 26, 2010. Expenses relating to the management fee were $625 and $1,875 in the three and nine months ended September 27, 2009, respectively. The Company reimbursed The Blackstone Group for out-of-pocket expenses in the amount of $24 and $44 in the three and nine months ended September 27, 2009, respectively.

In addition, on April 2, 2007 and pursuant to the agreement of merger, an affiliate of Blackstone received transaction fees totaling $21,600 for services provided by Blackstone and its affiliates related to the Blackstone Transaction.

In connection with the Birds Eye Foods Acquisition, the transaction and advisory fee agreement with an affiliate of Blackstone was amended and restated to include a provision that granted the affiliates a 1% transaction fee based on the transaction purchase price. This fee totaled $14,009. Also, there was an advisory fee with an affiliate for $3,005. These fees are contained within the $24,090 of transaction fees discussed in Note 3 to the Consolidated Financial Statements. Also, as described in Note 3, the Company incurred an original issue discount, in connection with the Tranche C Term Loans. A portion of that discount, $750 related to loans from an affiliate of the Blackstone Group.

Supplier Costs

Graham Packaging, which is owned by affiliates of The Blackstone Group, supplies packaging for some of the Company’s products. Purchases from Graham Packaging were $1,695 and $5,255 for the three and nine months ended September 26, 2010, respectively. Purchases from Graham Packaging were $1,416 and $4,858 for the three and nine months ended September 27, 2009, respectively.

Customer Purchases

Performance Food Group, which is owned by affiliates of The Blackstone Group, is a food service supplier that purchases products from the Company. Sales to Performance Food Group were $1,559 and $4,646 in the three and nine months ended September 26, 2010, respectively. Sales to Performance Food Group were $1,279 and $3,950 in the three and nine months ended September 27, 2009, respectively.

Interest Expense

For the three and nine months ended September 26, 2010, fees and interest expense recognized in the Consolidated Statement of Operations for debt to the related party Blackstone Advisors L.P. totaled $2,624 and $4,023, respectively. For the three and nine months ended September 27, 2009, fees and interest expense recognized in the Consolidated Statement of Operations for debt to the related party Blackstone Advisors L.P. totaled $268 and $1,186, respectively.

Notes receivable from officers

In connection with the capital contributions at the time of the Birds Eye Foods Acquisition on December 23, 2009, certain members of the Board of Directors and management purchased ownership units of our ultimate parent Peak Holdings LLC. To fund these purchases, certain members of management signed 30 day notes receivable at a market interest rate. The total of the notes receivable were $565 and were fully paid in January 2010.

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

	Three months ended		Nine months ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

SEGMENT INFORMATION

Net sales
Birds Eye Frozen	$223,077	$112,006	$778,124	$356,416
Duncan Hines Grocery	214,098	199,768	684,663	625,946
Specialty Foods	104,554	82,411	311,458	248,053

Total	$541,729	$394,185	$1,774,245	$1,230,415

Earnings (loss) before interest and taxes
Birds Eye Frozen	$28,538	$9,362	93,573	$26,095
Duncan Hines Grocery	27,506	39,889	99,574	104,214
Specialty Foods	7,058	3,027	19,931	4,724
Unallocated corporate expenses	(8,867)	(5,641)	(26,351)	(15,282)

Total	$54,235	$46,637	$186,727	$119,751

Depreciation and amortization
Birds Eye Frozen	$8,329	$5,036	$25,574	$17,037
Duncan Hines Grocery	6,134	5,576	17,855	16,426
Specialty Foods	5,074	4,920	14,785	14,541

Total	$19,537	$15,532	$58,214	$48,004

Capital expenditures *
Birds Eye Frozen	$8,823	$6,534	$31,046	$27,711
Duncan Hines Grocery	13,750	2,080	26,214	11,688
Specialty Foods	2,514	930	7,359	2,517

Total	$25,087	$9,544	$64,619	$41,916

GEOGRAPHIC INFORMATION

Net sales
United States	$536,622	$392,359	$1,755,358	$1,221,737
Canada	19,811	20,187	58,597	54,101
Intercompany	(14,704)	(18,361)	(39,710)	(45,423)

Total	$541,729	$394,185	$1,774,245	$1,230,415

*	Includes new capital leases.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

	September 26, 2010	December 27, 2009

SEGMENT INFORMATION

Total assets
Birds Eye Frozen	$2,061,612	$2,057,562
Duncan Hines Grocery	2,012,274	1,945,986
Specialty Foods	451,659	503,395
Corporate	47,348	31,555

Total	$4,572,893	$4,538,498

GEOGRAPHIC INFORMATION

Long-lived assets
United States	$431,426	$412,171
Canada	29	37

Total	$431,455	$412,208

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

15. Income Taxes

The income tax provision/(benefit) and related effective tax rates for the three and nine months ended September 26, 2010 and September 27, 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Current income tax provision/(benefit)	$(7,731)	$363	$2,055	$(235)
Deferred income tax provision/(benefit)	154	7,587	(3,801)	22,619

Income tax provision	$(7,577)	$7,950	$(1,746)	$22,384

Effective rate	38.4%	43.3%	(41.6%)	67.4%

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

Based on a review of both the positive and negative evidence as of December 27, 2009, it was determined that the Company had sufficient positive evidence to outweigh any negative evidence and support that it was more likely than not that substantially all of its deferred tax assets would be realized. This resulted in a reversal of $315.6 million of the valuation allowance in the period ended December 27, 2009.

As of September 26, 2010 we maintained a valuation allowance for certain state net operating loss carryovers, state tax credit carryovers and foreign loss carryovers. As of September 27, 2009 we maintained a full valuation allowance against net federal and state deferred tax assets excluding indefinite lived intangible assets.

During the quarter ended June 30, 2010, the Company recorded an out of period adjustment to correct an error in the tax effects of Accumulated Other Comprehensive Loss as of December 27, 2009 and March 28, 2010. Accordingly, Accumulated Other Comprehensive Loss was increased by the related effect of this adjustment during the nine months ended September 26, 2010. During the nine months ended September 26, 2010, this adjustment reduced the provision for income taxes by $4,100. This adjustment is not material to any current or prior periods, nor is it expected to be material to the year ending December 26, 2010.

The Company’s liability for unrecognized tax benefits (“UTB”) as of September 26, 2010 is $3,365. The amount, if recognized, that would impact the effective tax rate as of September 26, 2010 was $2,331. The amount of UTB classified as a long-term liability on the Consolidated Balance Sheet was $2,331. Certain liabilities may significantly change within the next twelve months, which could cause a decrease of $617 in the UTB.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

17. Guarantor and Nonguarantor Statements

In connection with the Blackstone Transaction described in Note 1 and as a part of the related financings, the Company issued $325 million of 9.25% Senior Notes and $250 million ($199 million outstanding as of December 27, 2009) of 10.625% Senior Subordinated Notes in private placements pursuant to Rule 144A and Regulation S. An additional $300 million of Senior Notes were issued on December 23, 2009 in connection with the Birds Eye Foods Acquisition. The Company also issued $400 million of 8.25% Senior Notes due 2017 in August 2010, the proceeds of which were used to repay the Tranche C Term Loans.

The 9.25% Senior Notes and the 8.25% Senior Notes are general unsecured obligations of the Company, effectively subordinated in right of payment to all existing and future senior secured indebtedness of the Company and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company.

The 10.625% Senior Subordinated Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company.

The following consolidating financial information presents:

(1)	(a) Consolidating balance sheets as of September 26, 2010 and December 27, 2009.

(b) The related consolidating statements of operations for the Company, all guarantor subsidiaries and the non- guarantor subsidiaries for the following:

i.	Three and nine months ended September 26, 2010.

ii.	Three and nine months ended September 27, 2009.

(c) The related consolidating statements of cash flows for the Company, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:

i.	Nine months ended September 26, 2010.

ii.	Nine months ended September 27, 2009.

(2)	Elimination entries necessary to consolidate the Company with its guarantor subsidiaries and non-guarantor subsidiaries.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Balance Sheet

September 26, 2010

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$103,962	$2,937	$—	$106,899
Accounts receivable, net	—	151,737	11,745	—	163,482
Intercompany accounts receivable	—	39,481	—	(39,481)	—
Inventories, net	—	382,761	6,121	—	388,882
Other current assets	—	21,319	139	—	21,458
Deferred tax assets	—	33,429	309	—	33,738

Total current assets	—	732,689	21,251	(39,481)	714,459

Plant assets, net	—	431,426	29	—	431,455
Investment in subsidiaries	1,703,443	7,124	—	(1,710,567)	—
Intercompany note receivable	1,947,999	—	—	(1,947,999)	—
Tradenames	—	1,658,812	—	—	1,658,812
Other assets, net	45,157	163,830	—	—	208,987
Deferred tax assets	158,103	—	—	(158,103)	—
Goodwill	—	1,559,180	—	—	1,559,180

Total assets	$3,854,702	$4,553,061	$21,280	$(3,856,150)	$4,572,893

Current liabilities:
Short-term borrowings	$—	$466	$—	$—	$466
Current portion of long-term obligations	3,317	1,880	—	—	5,197
Accounts payable	—	148,956	1,974	—	150,930
Intercompany accounts payable	33,709	—	5,772	(39,481)	—
Accrued trade marketing expense	—	39,600	5,575	—	45,175
Accrued liabilities	58,976	93,701	804	—	153,481
Accrued income taxes	—	—	—	—	—

Total current liabilities	96,002	284,603	14,125	(39,481)	355,249

Long-term debt	2,858,187	11,505	—	—	2,869,692
Intercompany note payable	—	1,947,999	—	(1,947,999)	—
Pension and other postretirement benefits	—	76,413	—	—	76,413
Other long-term liabilities	24,046	20,162	—	—	44,208
Deferred tax liabilities		508,936	31	(158,103)	350,864

Total liabilities	2,978,235	2,849,618	14,156	(2,145,583)	3,696,426

Commitments and contingencies (note 12)	—	—	—	—	—

Shareholder’s equity:
Pinnacle Common Stock, $.01 par value	$—	$—	$—	$—	—
Additional paid-in-capital	693,417	1,284,155	2,324	(1,286,479)	693,417
Retained earnings	231,250	438,322	6,236	(444,558)	231,250
Accumulated other comprehensive (loss) income	(48,200)	(19,034)	(1,436)	20,470	(48,200)

Total shareholder’s equity	876,467	1,703,443	7,124	(1,710,567)	876,467

Total liabilities and shareholder’s equity	$3,854,702	$4,553,061	$21,280	$(3,856,150)	$4,572,893

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Balance Sheet

December 27, 2009

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$68,249	$5,625	$—	$73,874
Accounts receivable, net	—	152,961	5,043	—	158,004
Intercompany accounts receivable	—	68,227	—	(68,227)	—
Inventories, net	—	384,787	5,180	—	389,967
Other current assets	9,200	17,060	700	—	26,960
Deferred tax assets	—	24,839	831	—	25,670

Total current assets	9,200	716,123	17,379	(68,227)	674,475

Plant assets, net	—	412,171	37	—	412,208
Investment in subsidiaries	1,642,385	4,695	—	(1,647,080)	—
Intercompany note receivable	2,044,797	—	—	(2,044,797)	—
Tradenames	—	1,658,812	—	—	1,658,812
Other assets, net	57,062	176,761	—	—	233,823
Deferred tax assets	115,733	—	—	(115,733)	—
Goodwill	—	1,559,180	—	—	1,559,180

Total assets	$3,869,177	$4,527,742	$17,416	$(3,875,837)	$4,538,498

Current liabilities:
Short-term borrowings	$—	$1,232	$—	$—	$1,232
Current portion of long-term obligations	37,170	1,058	—	—	38,228
Accounts payable	—	129,142	1,218	—	130,360
Intercompany accounts payable	60,376	—	7,851	(68,227)	—
Accrued trade marketing expense	—	46,067	2,981	—	49,048
Accrued liabilities	29,150	100,214	671	—	130,035
Accrued income taxes	—	455	—	—	455

Total current liabilities	126,696	278,168	12,721	(68,227)	349,358

Long-term debt	2,846,983	2,268	—	—	2,849,251
Intercompany note payable	—	2,044,797	—	(2,044,797)	—
Pension and other postretirement benefits	—	82,437	—	—	82,437
Other long-term liabilities	21,145	18,238	—	—	39,383
Deferred tax liabilities	—	459,449	—	(115,733)	343,716

Total liabilities	2,994,824	2,885,357	12,721	(2,228,757)	3,664,145

Commitments and contingencies (note 12)	—	—	—	—	—

Shareholder’s equity:
Pinnacle Common Stock, $.01 par value	$—	$—	$—	$—	—
Additional paid-in-capital	693,196	1,284,155	2,324	(1,286,479)	693,196
Notes receivable from officers	(565)	—	—	—	(565)
Retained earnings	225,313	378,809	5,341	(384,150)	225,313
Accumulated other comprehensive (loss) income	(43,591)	(20,579)	(2,970)	23,549	(43,591)

Total shareholder’s equity	874,353	1,642,385	4,695	(1,647,080)	874,353

Total liabilities and shareholder’s equity	$3,869,177	$4,527,742	$17,416	$(3,875,837)	$4,538,498

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidated Statement of Operations

For the three months ended September 26, 2010

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$536,622	$19,811	$(14,704)	$541,729
Cost of products sold	270	415,792	16,768	(14,574)	418,256

Gross profit	(270)	120,830	3,043	(130)	123,473

Operating expenses
Marketing and selling expenses	84	38,077	1,605	—	39,766
Administrative expenses	1,237	21,466	746	—	23,449
Research and development expenses	9	1,903	—	—	1,912
Intercompany royalties	—	—	20	(20)	—
Intercompany technical service fees	—	—	110	(110)	—
Other (income) expense, net	—	4,111	—	—	4,111
Equity in (earnings) loss of investees	(13,357)	(397)	—	13,754	—

Total operating expenses	(12,027)	65,160	2,481	13,624	69,238

Earnings before interest and taxes	11,757	55,670	562	(13,754)	54,235

Intercompany interest (income) expense	(30,010)	30,010	—	—	—
Interest expense	73,576	488	—	—	74,064
Interest income	—	85	—	—	85

Earnings (loss) before income taxes	(31,809)	25,257	562	(13,754)	(19,744)
Provision (benefit) for income taxes	(19,642)	11,900	165	—	(7,577)

Net earnings (loss)	$(12,167)	$13,357	$397	$(13,754)	$(12,167)

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidated Statement of Operations

For the nine months ended September 26, 2010

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,755,358	$58,597	$(39,710)	$1,774,245
Cost of products sold	270	1,341,837	50,238	(39,241)	1,353,104

Gross profit	(270)	413,521	8,359	(469)	421,141

Operating expenses
Marketing and selling expenses	252	126,268	4,573	—	131,093
Administrative expenses	3,782	78,188	1,971	—	83,941
Research and development expenses	27	6,433	—	—	6,460
Intercompany royalties	—	—	66	(66)	—
Intercompany technical service fees	—	—	403	(403)	—
Other (income) expense, net	—	12,920	—	—	12,920
Equity in (earnings) loss of investees	(59,513)	(895)	—	60,408	—

Total operating expenses	(55,452)	222,914	7,013	59,939	234,414

Earnings before interest and taxes	55,182	190,607	1,346	(60,408)	186,727

Intercompany interest (income) expense	(91,612)	91,612	—	—	—
Interest expense	181,895	883	—	—	182,778
Interest income	20	222	—	—	242

Earnings (loss) before income taxes	(35,081)	98,334	1,346	(60,408)	4,191
Provision (benefit) for income taxes	(41,018)	38,821	451	—	(1,746)

Net earnings	$5,937	$59,513	$895	$(60,408)	$5,937

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Operations

For the nine months ended September 27, 2009

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Net sales	$—	$1,221,737	$54,101	$(45,423)	$1,230,415
Cost of products sold	350	952,752	48,522	(44,873)	956,751

Gross profit	(350)	268,985	5,579	(550)	273,664

Operating expenses
Marketing and selling expenses	498	86,089	4,422	—	91,009
Administrative expenses	3,461	41,908	1,669	—	47,038
Research and development expenses	55	3,220	—	—	3,275
Intercompany royalties	—	—	46	(46)	—
Intercompany technical service fees	—	—	504	(504)	—
Other (income) expense, net	—	12,591	—	—	12,591
Equity in (earnings) loss of investees	(82,838)	712	—	82,126	—

Total operating expenses	(78,824)	144,520	6,641	81,576	153,913

Earnings (loss) before interest and taxes	78,474	124,465	(1,062)	(82,126)	119,751

Intercompany interest (income) expense	(18,978)	18,978	—	—	—
Interest expense	86,634	(51)	—	—	86,583
Interest income	—	30	4	—	34

Earnings (loss) before income taxes	10,818	105,568	(1,058)	(82,126)	33,202
Provision (benefit) for income taxes	—	22,730	(346)	—	22,384

Net earnings (loss)	$10,818	$82,838	$(712)	$(82,126)	$10,818

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Cash Flows

For the nine months ended September 26, 2010

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating activities
Net earnings (loss) from operations	$5,937	$59,513	$895	$(60,408)	$5,937
Non-cash charges (credits) to net earnings (loss)
Depreciation and amortization	—	58,203	9	—	58,212
Amortization of discount on term loan	1,856	—	—	—	1,856
Amortization of debt acquisition costs	9,424	—	—	—	9,424
Write off of debt issue and refinancing costs	17,281	—	—	—	17,281
Amortization of deferred mark-to-market adjustment on terminated swap	2,565	—	—	—	2,565
Change in value of financial instruments	(395)	1,607	—	—	1,212
Equity in loss (earnings) of investees	(59,513)	(895)	—	60,408	—
Stock-based compensation charges	—	614	—	—	614
Postretirement healthcare benefits	—	(57)	—	—	(57)
Pension expense net of contributions	—	(2,473)	—	—	(2,473)
Other long-term liabilities	—	1,528	—	—	1,528
Other long-term assets	—	50	—	—	50
Deferred income taxes	(45,306)	41,420	85	—	(3,801)
Changes in working capital, net of acquisition
Accounts receivable	—	1,223	(6,543)	—	(5,320)
Intercompany accounts receivable/payable	(59,428)	59,876	(448)	—	—
Inventories	—	2,083	(777)	—	1,306
Accrued trade marketing expense	—	(6,466)	2,500	—	(3,966)
Accounts payable	—	33,973	718	—	34,691
Accrued liabilities	26,952	(3,332)	112	—	23,732
Other current assets	8,706	(6,597)	583	—	2,692

Net cash provided by operating activities	(91,921)	240,270	(2,866)	—	145,483

Cash flows from investing activities
Capital expenditures	—	(52,397)	—	—	(52,397)

Net cash used in investing activities	—	(52,397)	—	—	(52,397)

Cash flows from financing activities
Proceeds from bond offering	400,000	—	—	—	400,000
Proceeds from bank term loan	442,300	—	—	—	442,300
Repayments of long term obligations	(872,452)	—	—	—	(872,452)
Proceeds from short-term borrowing	—	1,412	—	—	1,412
Repayments of short-term borrowing	—	(2,178)	—	—	(2,178)
Repayments of intercompany loans	134,926	(134,926)	—	—	—
Repayment of capital lease obligations	—	(2,164)	—	—	(2,164)
Change in bank overdrafts	—	(14,304)	—	—	(14,304)
Equity contributions	561	—	—	—	561
Reduction of equity contributions	(954)	—	—	—	(954)
Repayment of notes receivable from officers	565	—	—	—	565
Debt acquisition costs	(13,025)	—	—	—	(13,025)

Net cash provided by (used in) financing activities	91,921	(152,160)	—	—	(60,239)

Effect of exchange rate changes on cash	—	—	178	—	178
					—

Net change in cash and cash equivalents	—	35,713	(2,688)	—	33,025
Cash and cash equivalents-beginning of period	—	68,249	5,625	—	73,874

Cash and cash equivalents-end of period	$—	$103,962	$2,937	$—	$106,899

Supplemental disclosures of cash flow information:
Interest paid	$121,427	$953	$—	$—	$122,380
Interest received	20	222	—	—	242
Income taxes paid	—	6,254	8	—	6,262
Non-cash investing and financing activities:
New capital leases	—	(12,222)	—	—	(12,222)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Cash Flows

For the nine months ended September 27, 2009

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations	Consolidated Total
Cash flows from operating activities
Net earnings (loss) from operations	$10,818	$82,838	$(712)	$(82,126)	$10,818
Non-cash charges (credits) to net earnings (loss)
Depreciation and amortization	—	47,993	11	—	48,004
Amortization of debt acquisition costs	3,551	—	—	—	3,551
Amortization of deferred mark-to-market adjustment on terminated swap	3,434	—	—	—	3,434
Change in value of financial instruments	(19)	(252)	—	—	(271)
Equity in (earnings) loss of investees	(82,838)	712	—	82,126	—
Stock-based compensation charges	—	2,400	—	—	2,400
Postretirement healthcare benefits	—	(19)	—	—	(19)
Pension expense	—	1,457	—	—	1,457
Other long-term liabilities	—	1,060	—	—	1,060
Other assets	—	(1,177)	—	—	(1,177)
Deferred income taxes	—	22,619	—	—	22,619
Changes in working capital
Accounts receivable	—	(13,405)	(3,836)	—	(17,241)
Intercompany accounts receivable/payable	(158,307)	150,361	7,946	—	—
Inventories	—	(8,621)	(2,686)	—	(11,307)
Accrued trade marketing expense	—	(9,904)	(588)	—	(10,492)
Accounts payable	—	851	(264)	—	587
Accrued liabilities	1,077	14,941	456	—	16,474
Other current assets	(624)	(2,087)	(885)	—	(3,596)

Net cash provided by (used in) operating activities	(222,908)	289,767	(558)	—	66,301

Cash flows from investing activities
Capital expenditures	—	(40,716)	—	—	(40,716)

Net cash used in investing activities	—	(40,716)	—	—	(40,716)

Cash flows from financing activities
Repayment of capital lease obligations	—	(233)	—	—	(233)
Borrowings under revolving credit facility	39,864	—	—	—	39,864
Repayments of revolving credit facility	(58,208)	—	—	—	(58,208)
Repayments of intercompany loans	249,942	(249,942)	—	—	—
Equity contributions	1,785	—	—	—	1,785
Reductions of equity contributions	(1,450)	—	—	—	(1,450)
Proceeds from notes payable borrowings	350	—	—	—	350
Repayments of notes payable	—	(240)	—	—	(240)
Repayments of long term obligations	(9,375)	—	—	—	(9,375)

Net cash provided by (used in) financing activities	222,908	(250,415)	—	—	(27,507)

Effect of exchange rate changes on cash	—	—	244	—	244
					—
Net change in cash and cash equivalents	—	(1,364)	(314)	—	(1,678)
Cash and cash equivalents-beginning of period	—	2,257	2,004	—	4,261

Cash and cash equivalents-end of period	$—	$893	$1,690	$—	$2,583

Supplemental disclosures of cash flow information:
Interest paid	$78,661	$(79)			$78,582
Interest received		30	4		34
Income taxes paid		194	387		581
Non-cash investing and financing activities:
New capital leases	—	(1,200)	—	—	(1,200)

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

On December 23, 2009, we acquired all of the common stock of Birds Eye Foods, Inc. (“Birds Eye Foods”) (the “Birds Eye Foods Acquisition”). Birds Eye Foods’ product offering includes an expanding platform of healthy, high-quality frozen vegetables and frozen meals and a portfolio of primarily branded specialty foods which are highly-complimentary to our existing product offerings. Frozen food products are marketed under the Birds Eye brand name, which holds the #1 market share in frozen vegetables and Birds Eye Voila! holds the #2 market share in complete bagged meals. Birds Eye Foods markets traditional boxed and bagged frozen vegetables, as well as steamed vegetables using innovative steam-in-packaging technology, under the Birds Eye and Birds Eye Steamfresh brands. Birds Eye Foods’ complete bagged meals, marketed under the Birds Eye Voila! brand, offer consumers value-added meal solutions that include a protein, starch, and vegetables in one convenient package. Birds Eye Foods’ branded specialty food products hold leading market share positions in their core geographic markets, and include Comstock and Wilderness fruit pie fillings and toppings, Brooks and Nalley chili and chili ingredients, and snack foods by Tim’s Cascade and Snyder of Berlin.

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

Other Factors

Other factors that have influenced our results of operations and may do so in the future include:

•

Interest Expense. As a result of the Blackstone Transaction and Birds Eye Foods Acquisition, we have significant indebtedness. Although we expect to reduce our leverage over time, we expect interest expense to continue to be a significant component of our expenses. See “Liquidity and Capital Resources.”

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

•

Impairment of Goodwill and Long-Lived Assets. We test our goodwill and intangible assets annually or more frequently (if necessary) for impairment and have recorded impairment charges in recent years. The value of goodwill and intangibles from the allocation of purchase price from the Blackstone Transaction and the Birds Eye Foods Acquisition is derived from our business operating plans at that time and is therefore susceptible to an adverse change that could require an impairment charge. In the first quarter of 2010, we tested for impairment due to our reorganization into new segments and it resulted in no impairment charges.

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

Restructuring Charges

Rochester, NY Office

The Rochester, NY office is the former headquarters of Birds Eye Foods, Inc, which we acquired on December 23, 2009, as described in Note 3. In connection with the consolidation of activities into Pinnacle’s New Jersey offices, the Rochester office will be closed. Notification letters under the Worker Adjustment and Retraining Notification (WARN) Act of 1988 were issued in the first quarter of 2010. Activities related to the closure of the Rochester office began in the second quarter of 2010, and will result in the elimination of approximately 200 positions.

In accordance with the authoritative guidance with respect to accounting for costs associated with exit or disposal activities, the full cost of termination benefits of $7.6 million related to employees who will not be retained beyond the minimum retention period were recorded in the first quarter and the full cost of termination benefits of $4.0 million related to employees who will be retained beyond the minimum retention period will be recorded in the future service periods. Of the $4.0 million, $1.1 million was recorded in the first quarter of 2010, $1.7 million was recorded in the second quarter of 2010, $0.9 million was recorded in the third quarter of 2010 and $0.3 million is expected to be recorded in the fourth quarter of 2010.

The total cost of termination benefits recorded for the three months ended September 26, 2010 was $0.9 million and was recorded in the segments as follows: Birds Eye Frozen segment $0.6 million, Duncan Hines Grocery segment $0.2 million and Specialty Foods segment $0.1 million. The total cost of termination benefits recorded for the nine months ended September 26, 2010 was $11.4 million and was recorded in the segments as follows: Birds Eye Frozen segment $8.0 million, Duncan Hines Grocery segment $2.1 million and Specialty Foods segment $1.3 million.

In addition to the termination benefits, during the third quarter of 2010, we recorded net lease termination costs of $0.8 million related to vacating the Birds Eye Foods’ Corporate headquarters prior to the expiration of the lease. These costs are expected to be paid over the remaining term of the lease, which runs through December 2011.

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

The following table reconciles shipments to net sales for the total company, the Birds Eye Frozen, Duncan Hines Grocery and the Specialty Foods segments for the three and nine months ended September 26, 2010 and the three and nine months ended September 27, 2009.

The results of the acquired Birds Eye Foods business are included beginning on the date of acquisition, December 23, 2009.

	Total		Total
	Three months Ended September 26, 2010	Three months Ended September 27, 2009	Nine months Ended September 26, 2010	Nine months Ended September 27, 2009
Shipments	$717.4	$502.5	$2,324.1	$1,603.8
Less: Aggregate trade marketing and consumer coupon redemption expenses	157.7	106.7	523.3	363.3
Less: Slotting expense	18.0	1.6	26.6	10.1

Net sales	$541.7	$394.2	$1,774.2	$1,230.4

	Birds Eye Frozen		Birds Eye Frozen
	Three months Ended September 26, 2010	Three months Ended September 27, 2009	Nine months Ended September 26, 2010	Nine months Ended September 27, 2009
Shipments	$310.7	$152.8	$1,063.8	$502.3
Less: Aggregate trade marketing and consumer coupon redemption expenses	76.3	40.8	269.7	142.6
Less: Slotting expense	11.3	—	16.0	3.3

Net sales	$223.1	$112.0	$778.1	$356.4

	Duncan Hines Grocery		Duncan Hines Grocery
	Three months Ended September 26, 2010	Three months Ended September 27, 2009	Nine months Ended September 26, 2010	Nine months Ended September 27, 2009
Shipments	$289.5	$261.2	$917.4	$834.4
Less: Aggregate trade marketing and consumer coupon redemption expenses	68.7	59.8	222.4	201.7
Less: Slotting expense	6.7	1.6	10.3	6.8

Net sales	$214.1	$199.8	$684.7	$625.9

	Specialty Foods		Specialty Foods
	Three months Ended September 26, 2010	Three months Ended September 27, 2009	Nine months Ended September 26, 2010	Nine months Ended September 27, 2009
Shipments	$117.2	$88.5	$342.9	$267.1
Less: Aggregate trade marketing and consumer coupon redemption expenses	12.7	6.1	31.2	19.0
Less: Slotting expense	—	—	0.3	—

Net sales	$104.5	$82.4	$311.4	$248.1

Consolidated statements of operations

The following tables set forth statement of operations data expressed in dollars and as a percentage of net sales.

	Three months ended				Nine months ended
	September 26, 2010		September 27, 2009		September 26, 2010		September 27, 2009
Net sales	$541.7	100.0%	$394.2	100.0%	$1,774.2	100.0%	$1,230.4	100.0%
Cost of products sold	418.2	77.2%	298.6	75.7%	1,353.1	76.3%	956.7	77.8%

Gross profit	123.5	22.8%	95.6	24.3%	421.1	23.7%	273.7	22.2%

Operating expenses:
Marketing and selling expenses	39.8	7.3%	26.0	6.6%	131.1	7.4%	91.0	7.4%
Administrative expenses	23.5	4.3%	17.5	4.4%	83.9	4.7%	47.0	3.8%
Research and development expenses	1.9	0.4%	1.2	0.3%	6.5	0.4%	3.3	0.3%
Other expense (income), net	4.1	0.8%	4.2	1.1%	12.9	0.7%	12.6	1.0%

Total operating expenses	$69.3	12.8%	$48.9	12.4%	$234.4	13.2%	$153.9	12.5%

Earnings before interest and taxes	$54.2	10.0%	$46.7	11.8%	$186.7	10.5%	$119.8	9.7%

	Three months ended		Nine months ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Net sales
Birds Eye Frozen	$223.1	$112.0	$778.1	$356.4
Duncan Hines Grocery	214.1	199.8	684.7	625.9
Specialty Foods	104.5	82.4	311.4	248.1

Total	$541.7	$394.2	$1,774.2	$1,230.4

Earnings before interest and taxes
Birds Eye Frozen	$28.6	$9.4	$93.6	$26.1
Duncan Hines Grocery	27.5	39.9	99.6	104.2
Specialty Foods	7.0	3.0	19.9	4.7
Unallocated corporate expenses	(8.9)	(5.6)	(26.4)	(15.2)

Total	$54.2	$46.7	$186.7	$119.8

Depreciation and amortization
Birds Eye Frozen	$8.4	$5.0	$25.6	$17.0
Duncan Hines Grocery	6.1	5.6	17.8	16.4
Specialty Foods	5.1	4.9	14.8	14.6

Total	$19.6	$15.5	$58.2	$48.0

Three months ended September 26, 2010 compared to three months ended September 27, 2009

Net sales. Shipments in the three months ended September 26, 2010 were $717.4 million, an increase of $214.9 million, compared to shipments in the three months ended September 27, 2009 of $502.5 million. The acquisition of Birds Eye Foods resulted in $253.1 million of increased shipments, led by Birds Eye Steamfresh and core frozen vegetables and Birds Eye Voila! frozen complete bagged meals, where compared to the same three month period a year ago (before the acquisition of Birds Eye Foods) Birds Eye Steamfresh vegetables and Birds Eye Voila! frozen complete bagged meals experienced significant sales growth and we have successfully managed the discontinuance of the Birds Eye Steamfresh frozen meals business. All other businesses decreased $38.2 million. Net sales in the three months ended September 26, 2010 were $541.7 million, an increase of $147.5 million, compared to net sales in the three months ended September 27, 2009 of $394.2 million. The acquisition of Birds Eye Foods resulted in $188.6 million of increased net sales. Net sales for all other businesses decreased $41.1 million as a result of a decrease in shipments of $38.2 million and a $2.9 million increase in aggregate trade and consumer coupon redemption expenses and slotting expenses.

In line with many companies in the food industry, our net sales declined in the third quarter. However, our market shares, a key indicator of brand health, have improved in a number of categories. During the quarter, we held or grew share in brands representing approximately 80% of our brands’ profit contribution. For legacy Pinnacle businesses, Duncan Hines grew share in the baking category, with strong gains in cake, Vlasic grew share in pickles, Armour gained share in canned meat, with strong performance in Vienna sausages, our syrup brands gained share in a challenged category, Aunt Jemima grew share in frozen breakfast , Mrs. Paul’s and Van de Kamp’s in seafood and Celeste Pizza in the pizza for one segment. In addition, we had share gains in growing categories in our newly acquired Birds Eye Foods brands, with significant share gains for Birds Eye Steamfresh frozen vegetables and Birds Eye Voila! frozen complete bagged meals.

Birds Eye Frozen Division: Shipments in the three months ended September 26, 2010 were $310.7 million, an increase of $157.9 million. The acquisition of Birds Eye Foods resulted in $180.4 million of increased shipments. All other businesses decreased $22.5 million. The decrease was mainly driven by a decline in our Hungry Man dinners in a category marked by significant competitive activity. Swanson dinner shipments declined sharply as we are preparing to exit this business in the United States at year end. Lenders bagels declined while Aunt Jemima increased slightly. For the remaining businesses, aggregate trade and consumer coupon redemption expenses and slotting expenses decreased $6.7 million in the three months ended September 26, 2010. As a result, the remaining businesses net sales decreased $15.9 million, or 14.2%, for the three months ended September 26, 2010.

Duncan Hines Grocery Division: Shipments in the three months ended September 26, 2010 were $289.5 million, an increase of $28.3 million. The acquisition of Birds Eye Foods resulted in $29.6 million of increased shipments. All other businesses decreased $1.3 million primarily due to the Duncan Hines brand in the face of intense competition. Armour canned meat brand sales increased. For the remaining businesses, aggregate trade marketing and consumer coupon redemption expenses and slotting expenses increased $9.3 million. As a result, the remaining businesses net sales decreased $10.6 million, or 5.3%, for the three months ended September 26, 2010.

Specialty Foods Division: Shipments in the three months ended September 26, 2010 were $117.2 million, an increase of $28.7 million. The acquisition of Birds Eye Foods resulted in $43.1 million of increased shipments. All other businesses decreased $14.4 million, principally in our private label businesses, resulting from the execution of our stated strategy of deemphasizing lower margin foodservice and private label products. For the remaining businesses, aggregate trade marketing and consumer coupon redemption expenses increased $0.2 million. As a result, the remaining businesses net sales decreased $14.6 million, or 17.7%, for the three months ended September 26, 2010.

Gross profit. Gross profit was $123.5 million, or 22.8% of net sales in the three months ended September 26, 2010, versus gross profit of $95.6 million, or 24.3% of net sales in the three months ended September 27, 2009. The acquisition of Birds Eye Foods resulted in $48.6 million of gross profit. Included in the gross profit of Birds Eye Foods was a $9.7 million charge related to the sales of inventories written up to fair value at the date of the acquisition. For the remaining businesses, gross profit for the three months ended September 26, 2010 was $74.9 million, or 21.2% of net sales, a 3.1 percentage point decrease versus the remaining businesses gross profit for the three months ended September 27, 2009 of $95.6 million, or 24.3% of net sales. The principal driver of the decreased gross profit as a percent of net sales was a higher rate of aggregate trade marketing and consumer coupon redemption expenses that are classified as reductions to net sales. The change in these costs accounted for 2.4 percentage points of lower gross profit in 2010. Additionally, higher freight and distribution expenses decreased gross margin by 0.4 percentage points. All other impacts on gross profit were a decrease of 0.3 percentage points.

Marketing and selling expenses. Marketing and selling expenses were $39.8 million, or 7.3% of net sales, in the three months ended September 26, 2010 compared to $26.0 million, or 6.6% of net sales, in the three months ended September 27, 2009. The acquisition of Birds Eye Foods contributed $14.2 million of the increase for the three months ended September 26, 2010.

Administrative expenses. Administrative expenses were $23.5 million, or 4.3% of net sales, in the three months ended September 26, 2010 compared to $17.5 million, or 4.4% of net sales, in the three months ended September 27, 2009, an increase of $6.0 million. The acquisition and integration of Birds Eye Foods resulted in $5.6 million of the increase for the three months ended September 26, 2010, and included charges of $1.7 million for the employee termination benefits and net lease termination costs related to the announced closure of the Rochester, N.Y. office and $0.3 million of integration related expenses. Also included are lease termination costs of $0.7 million related to the relocation of the Cherry Hill, NJ office facility. Excluding these charges and expenses, administrative expenses were 3.8% of net sales in the three months ended September 26, 2010.

Research and development expenses. Research and development expenses were $1.9 million, or 0.4% of net sales, in the three months ended September 26, 2010 compared with $1.2 million, or 0.3% of net sales, in the three months ended September 27 2009. The acquisition of Birds Eye Foods contributed $0.7 million of the increase for the three months ended September 26, 2010.

Other expense (income), net. The following table shows other expense (income), net:

	Three months ended
	September 26 2010	September 27 2009

Amortization of intangibles/other assets	$4,295	$4,197
Other	(184)	—

Total other expense (income), net	$4,111	$4,197

Amortization was $4.3 million in the three months ended September 26, 2010 and included $1.0 million of amortization expense related to Birds Eye Foods, as compared to $4.2 million in the three months ended September 27, 2009.

Earnings before interest and taxes. Earnings before interest and taxes (EBIT) increased $7.6 million to $54.2 million in the three months ended September 26, 2010 from $46.6 million in EBIT in the three months ended September 27, 2009. The acquisition of Birds Eye Foods contributed $27.2 million of EBIT for the three months ended September 26, 2010. The remaining decrease in EBIT resulted from a $3.2 million decrease in the Birds Eye Frozen Division, a $16.6 million decrease in the Duncan Hines Grocery Division, and a $1.4 million decrease in the Specialty Foods Division, partially offset by a $1.6 million decrease in unallocated corporate expenses. Included in the unallocated corporate expenses for the three months ended September 26, 2010 are integration and transaction costs associated with the acquisition of Birds Eye Foods of $2.4 million. Also included are lease termination costs of $0.7 million related to the relocation of the Cherry Hill, NJ office facility. Synergies realized, defined as reduction in operating costs resulting from the combination of Pinnacle and Birds Eye Foods, increased EBIT by $9.2 million in the three months ended September 27, 1010.

Birds Eye Frozen Division: EBIT increased by $19.2 million in the three months ended September 26, 2010, to $28.6 million from $9.4 million in the three months ended September 27, 2009. The acquisition of Birds Eye Foods contributed $22.4 million of EBIT for the three months ended September 26, 2010. The remaining decrease of $3.2 million was principally driven by the $15.9 million decrease in net sales.

Duncan Hines Grocery Division: EBIT decreased by $12.4 million in the three months ended September 26, 2010, to $27.5 million from $39.9 million in the three months ended September 27, 2009. The acquisition of Birds Eye Foods contributed $4.2 million of EBIT for the three months ended September 26, 2010. The remaining decrease of $16.6 million was principally driven by slotting for Duncan Hines, increased trade marketing rates and higher ingredient costs in addition to lower sales volumes.

Specialty Foods Division: EBIT increased by $4.0 million in the three months ended September 26, 2010, to $7.0 million from $3.0 million in the three months ended September 27, 2009. The acquisition of Birds Eye Foods contributed $5.4 million of EBIT for the three months ended September 26, 2010. The remaining decrease of $1.4 million was principally driven by the $14.6 million decrease in net sales, resulting from the execution of our stated strategy of deemphasizing lower margin foodservice and private label products.

Interest expense, net. Interest expense, net was $74.0 million in the three months ended September 26, 2010, compared to $28.3 million in the three months ended September 27, 2009, principally related to borrowings to fund the Birds Eye Foods acquisition and the write off of deferred financing costs as detailed below.

Included in interest expense, net, was $0.7 million and $1.0 million for the three months ended September 26, 2010 and the three months ended September 27, 2009 respectively, for the amortization of the cumulative mark-to-market adjustment for an interest rate swap that was de-designated for swap accounting in the fourth quarter of 2008 and subsequently terminated. The counterparty to the interest rate swap was Lehman Brothers Special Financing (“LBSF”), a subsidiary of Lehman Brothers, and the hedge was de-designed for swap accounting at the time of LBSF’s bankruptcy filing. At that time of de-designation, the cumulative mark to market adjustment was $11.5 million. As of September 26, 2010, the remaining unamortized balance is $3.3 million.

Also included in interest expense, net, for the three months ended September 26, 2010 were charges of $20.9 million of costs incurred in the refinancing of Tranche C Term Loan. These charges included write offs of $11.6 million and $5.6 million, respectively, of deferred financing costs and original issue discount associated with the refinanced Tranche C Term Loan, $3.2 million of costs to modify existing banking arrangements that were maintained after the refinancing, and $0.5 million of hedge ineffectiveness related to hedges of interest payments due on the refinanced Tranche C Term Loan.

Excluding the impact of the items in the previous paragraphs, the increase in interest expense, net, was $25.1 million, of which $12.7 million was attributable to higher bank debt interest principally related to the Tranche C Term Loan borrowings to partially fund the Birds Eye Foods Acquisition and the related Tranche D Term Loan refinancing after August 17, 2010, somewhat offset by lower debt levels on the existing term loans and lower average revolver borrowings, $10.6 million of higher bond debt levels which also partially funded the Birds Eye Foods Acquisition and included interest on the new 8.25% Senior Notes issued in the August 17, 2010 refinancing, $1.6 million of higher amortization of debt issue costs, and $0.2 million of other items. Included in the interest expense, net, amount was $4.2 million and $3.6 million for the three months ended September 26, 2010 and the three months ended September 27, 2009 respectively, recorded from losses on interest rate swap agreements, a net change of $0.6 million. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the Accumulated other comprehensive (loss) income (“AOCI”) portion, are recorded as an adjustment to interest expense.

Provision (benefit) for income taxes. The effective tax rate was 38.4% in the three months ended September 26, 2010, compared to 43.3% in the three months ended September 27, 2009. The effective rate difference was due to the change in assessment of the realization of deferred tax assets. For the three months ended September 26, 2010 we maintained a valuation allowance for certain state net operating loss carryovers, state tax credit carryovers and foreign loss carryovers. For the three months ended September 27, 2009 we maintained a full valuation allowance against net deferred tax assets excluding indefinite lived intangible assets. See Note 15 of the Consolidated Financial Statements for Income Taxes.

Under Internal Revenue Code Section 382, we are a loss corporation. Section 382 of the Code places limitations on our ability to use certain net operating loss carry-forwards to offset our income. The annual net operating loss limitation is approximately $14 to 18 million subject to other rules and restrictions. Our net operating loss carryovers and certain other tax attributes may not be utilized to offset certain Birds Eye Foods income from recognized built in gains pursuant to Section 384 of the Code.

Nine months ended September 26, 2010 compared to nine months ended September 27, 2009

Net sales. Shipments in the nine months ended September 26, 2010 were $2,324.1 million, an increase of $720.3 million, compared to shipments in the nine months ended September 27, 2009 of $1,603.8 million. The acquisition of Birds Eye Foods resulted in $818.9 million of increased shipments, led by Birds Eye Steamfresh frozen vegetables and Birds Eye Voila! frozen complete bagged meals, compared to the same nine month period a year ago (before the acquisition of Birds Eye Foods) Birds Eye vegetable sales are growing, Birds Eye Voila! is experiencing significant growth and we have successfully managed the discontinuance of the Birds Eye Steamfresh frozen meals business. All other businesses decreased $98.6 million. Net sales in the nine months ended September 26, 2010 were $1,774.2 million, an increase of $543.8 million, compared to net sales in the nine months ended September 27, 2009 of $1,230.4 million. The acquisition of Birds Eye Foods resulted in $628.8 million of increased net sales. Net sales for all other businesses decreased $85.0 million as a result of a decrease in shipments of $98.6 million, partially offset by a $13.6 million decrease in aggregate trade and consumer coupon redemption expenses and slotting expenses.

Our market shares, a key indicator of brand health, have improved in a number of categories in the year to date period in many of our key brands. Pinnacle held or grew share in brands representing approximately 80% of our brands’ profit contribution. For legacy Pinnacle businesses, we experienced gains in Vlasic pickles, Armour and Vienna sausages, Aunt Jemima frozen breakfast products, Mrs. Paul’s and Van de Kamp’s seafood and Mrs. Butterworth’s and Log Cabin syrups. In addition, we had share gains in growing categories in our newly acquired Birds Eye Foods brands, with significant share gains for Birds Eye Steamfresh frozen vegetables and Birds Eye Voila! frozen complete bagged meals.

Birds Eye Frozen Division: Shipments in the nine months ended September 26, 2010 were $1,063.8 million, an increase of $561.5 million. The acquisition of Birds Eye Foods resulted in $606.0 million of increased shipments. All other businesses decreased $44.5 million. The decrease was mainly driven by a decline in our Hungry Man dinners in a category marked by significant competitive activity. Swanson dinner shipments declined sharply as we are preparing to exit this business in the United States at year end. Partially offsetting these declines were increases in Aunt Jemima and Mrs. Paul’s and Van de Kamp’s seafood brands. For the remaining businesses, aggregate trade and consumer coupon redemption expenses and slotting expenses decreased $20.5 million in the nine months ended September 26, 2010. As a result, the remaining businesses net sales decreased $24.0 million, or 6.7%, for the nine months ended September 26, 2010.

Duncan Hines Grocery Division: Shipments in the nine months ended September 26, 2010 were $917.4 million, an increase of $83.0 million. The acquisition of Birds Eye Foods resulted in $90.5 million of increased shipments. All other businesses decreased $7.5 million, mostly due to Duncan Hines baking mixes and frostings. Armour canned meat brand sales increased. The sales performance in the division was positively affected by the stronger Canadian dollar. For the remaining businesses, aggregate trade marketing and consumer coupon redemption expenses and slotting expenses increased $7.3 million. As a result, the remaining businesses net sales decreased $14.8 million, or 2.4%, for the nine months ended September 26, 2010.

Specialty Foods Division: Shipments in the nine months ended September 26, 2010 were $342.9 million, an increase of $75.8 million. The acquisition of Birds Eye Foods resulted in $122.3 million of increased shipments. All other businesses decreased $46.5 million, principally in our private label businesses, resulting from the execution of our stated strategy of de-emphasizing lower margin foodservice and private label products. For the remaining businesses, aggregate trade marketing and consumer coupon redemption expenses decreased $0.3 million. As a result, the remaining businesses net sales decreased $46.2 million, or 18.6%, for the nine months ended September 26, 2010.

Gross profit. Gross profit was $421.1 million, or 23.7% of net sales in the nine months ended September 26, 2010, versus gross profit of $273.7 million, or 22.2% of net sales in the nine months ended September 27, 2009. The acquisition of Birds Eye Foods resulted in $152.6 million of gross profit. Included in the gross profit of Birds Eye Foods was a $36.8 million charge related to the sales of inventories written up to fair value at the date of the acquisition. For the remaining businesses, gross profit for the nine months ended September 26, 2010 was $268.5 million, or 23.4% of net sales, a 1.2% percentage point increase versus the remaining businesses gross profit for the nine months ended September 27, 2009 of $273.7 million, or 22.2% of net sales. The principal driver of the increased gross profit as a percent of net sales was a lower cost mix, and to a lesser extent, lower raw material commodity costs, which together increased gross margin by 1.8 percentage points. Partially offsetting the increase was a higher rate of aggregate trade marketing and customer coupon redemption expenses, which decreased gross margin by 0.6 percentage points.

Marketing and selling expenses. Marketing and selling expenses were $131.1 million, or 7.4% of net sales, in the nine months September 26, 2010 compared to $91.0 million, or 7.4% of net sales, in the nine months ended September 27, 2009. The acquisition of Birds Eye Foods contributed $44.6 million of the increase for the nine months ended September 26, 2010. The remaining change, a decrease of $4.5 million, was driven by lower sales commissions, advertising and other promotional expenses and marketing and selling overhead expenses.

Administrative expenses. Administrative expenses were $83.9 million, or 4.7% of net sales, in the nine months ended September 26, 2010 compared to $47.0 million, or 3.8% of net sales, in the nine months ended September 27, 2009, an increase of $36.9 million. The acquisition and integration of Birds Eye Foods resulted in $30.4 million of the increase for the nine months ended September 26, 2010, and included charges of $12.2 million for employee termination benefits and lease termination costs related to the announced closure of the Rochester, N.Y. office and $4.9 million of transaction and integration related expenses. Also included are lease termination costs of $0.7 million related to the relocation of the Cherry Hill, NJ office facility. Excluding these charges and expenses, administrative expenses were 3.7% of net sales in the nine months ended September 26, 2010.

Research and development expenses. Research and development expenses were $6.5 million, or 0.4% of net sales, in the nine months ended September 26, 2010 compared with $3.3 million, or 0.3% of net sales, in the nine months ended September 27 2009. The acquisition of Birds Eye Foods contributed $2.7 million of the increase for the nine months ended September 26, 2010.

Other expense (income), net. The following table shows other expense (income), net:

	Nine months ended
	September 26 2010	September 27 2009

Amortization of intangibles/other assets	$12,880	$12,591
Birds Eye Foods Acquisition merger-related costs	224	—
Other	(184)	—

Total other expense (income), net	$12,920	$12,591

Amortization was $12.9 million in the nine months ended September 26, 2010 and included $3.0 million of amortization expense related to Birds Eye Foods, as compared to $12.6 million in the three months ended September 27, 2009.

Earnings before interest and taxes. Earnings before interest and taxes (EBIT) increased $66.9 million to $186.7 million in the nine months ended September 26, 2010 from $119.8 million in EBIT in the nine months ended September 27, 2009. The acquisition of Birds Eye Foods contributed $72.1 million of EBIT for the nine months ended September 26, 2010. The remaining decrease in EBIT resulted from a $7.1 million increase in the Birds Eye Frozen Division, a $13.6 million decrease in the Duncan Hines Grocery Division, a $4.2 million increase in the Specialty Foods Division, and a $2.9 million increase in unallocated corporate expenses. Included in the unallocated corporate expenses for the nine months ended September 26, 2010 are integration and transaction costs associated with the acquisition of Birds Eye Foods of $7.0 million. Also included are lease termination costs of $0.7 million related to the relocation of the Cherry Hill, NJ office facility. Synergies realized, defined as reduction in operating costs resulting from the combination of Pinnacle and Birds Eye Foods, increased EBIT by $13.6 million in the nine months ended September 26, 2010.

Birds Eye Frozen Division: EBIT increased by $67.5 million in the nine months ended September 26, 2010, to $93.6 million from $26.1 million in the nine months ended September 27, 2009. The acquisition of Birds Eye Foods contributed $60.4 million of EBIT for the nine months ended September 26, 2010. The remaining increase of $7.1 million was principally driven by lower raw material commodity costs and decreased advertising expense, principally in our Seafood and Aunt Jemima brands. These increases to EBIT were partially offset by the gross margin impact of the $24.0 million decrease in net sales.

Duncan Hines Grocery Division: EBIT decreased by $4.6 million in the nine months ended September 26, 2010, to $99.6 million from $104.2 million in the nine months ended September 27, 2009. The acquisition of Birds Eye Foods contributed $9.0 million of EBIT for the nine months ended September 26, 2010. The remaining decrease of $13.6 million was principally driven by the gross margin impact of the lower shipments and the higher aggregate trade marketing and consumer coupon redemption expense and slotting expenses, as well as higher manufacturing conversion costs and market research and package design expenses.

Specialty Foods Division: EBIT increased by $15.2 million in the nine months ended September 26, 2010, to $19.9 million from $4.7 million in the nine months ended September 27, 2009. The acquisition of Birds Eye Foods contributed $11.0 million of EBIT for the nine months ended September 26, 2010. The remaining increase of $4.2 million was principally driven by improved gross margin rates, partially offset by the gross margin impact of the $46.2 million decrease in net sales resulting from the execution of our stated strategy of de-emphasizing lower margin foodservice and private label products.

Interest expense, net. Interest expense, net was $182.5 million in the nine months ended September 26, 2010, compared to $86.5 million in the nine months ended September 27, 2009, principally related to borrowings to fund the Birds Eye Foods acquisition as detailed below.

Included in interest expense, net, was $2.6 million and $3.4 million for the nine months ended September 26, 2010 and the nine months ended September 27, 2009 respectively, for the amortization of the cumulative mark-to-market adjustment for an interest rate swap that was de-designated for swap accounting in the fourth quarter of 2008 and subsequently terminated. The counterparty to the interest rate swap was Lehman Brothers Special Financing (“LBSF”), a subsidiary of Lehman Brothers, and the hedge was de-designed for swap accounting at the time of LBSF’s bankruptcy filing. At that time of de-designation, the cumulative mark to market adjustment was $11.5 million. As of September 26, 2010, the remaining unamortized balance is $3.3 million.

Also included in interest expense, net for the three months ended September 26, 2010 were charges of $20.9 million of costs incurred in connection with the refinancing of Tranche C Term Loans. These charges included write offs of $11.6 million and $5.6 million, respectively, of deferred financing costs and original issue discount associated with the refinanced Tranche C Term Loans, $3.2 million of costs to modify existing banking arrangements that were maintained after the refinancing, and $0.5 million of hedge ineffectiveness related to hedges of interest payments due on the refinanced Tranche C Term Loans.

Excluding the impact of the items in the previous paragraphs, the increase in interest expense, net, was $75.9 million, of which $45.4 million was attributable to higher bank debt interest principally related to the Tranche C Term Loan borrowings to partially fund the Birds Eye Foods Acquisition and the related Tranche D Term Loan refinancing after August 17, 2010, somewhat offset by lower debt levels on the existing term loans and lower average revolver borrowings, $24.4 million of higher bond debt levels which also partially funded the Birds Eye Foods Acquisition and included interest on the new 8.25% Senior Notes issued on August 17, 2010, $5.9 million of higher amortization of debt issue costs, and $0.2 million of other items. Included in the interest expense, net, amount was $12.8 million and $10.5 million for the nine months ended September 26, 2010 and the nine months ended September 27, 2009 respectively, recorded from losses on interest rate swap agreements, a net change of $2.3 million. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the Accumulated other comprehensive (loss) income (“AOCI”) portion, are recorded as an adjustment to interest expense.

Provision (benefit) for income taxes. The effective tax rate was (41.6%) in the nine months ended September 26, 2010, compared to 67.4% in the nine months ended September 27, 2009. The effective rate difference was due to the change in assessment of the realization of deferred tax assets as well as an out of period adjustment of $3.7 million recorded in the second quarter to correct the manner in which the tax impact of certain items included in Accumulated Other Comprehensive Income were previously recorded. For the nine months ended September 26, 2010 we maintained a valuation allowance for certain state net operating loss carryovers, state tax credit carryovers, and foreign loss carryovers. For the nine months ended September 27, 2009 we maintained a full valuation allowance against net deferred tax assets excluding indefinite lived intangible assets. See Note 15 of the Consolidated Financial Statements for Income Taxes.

Under Internal Revenue Code Section 382, we are a loss corporation. Section 382 of the Code places limitations on our ability to use certain net operating loss carry-forwards to offset our income. The annual net operating loss limitation is approximately $14 to $18 million subject to other rules and restrictions. Our net operating loss carryovers and certain other tax attributes may not be utilized to offset certain Birds Eye Foods income from recognized built in gains pursuant to Section 384 of the Code.

LIQUIDITY AND CAPITAL RESOURCES

Historical

Overview. Our cash flows are very seasonal. Typically we are a net user of cash in the third quarter of the calendar year (i.e., the quarter ending in September) and a net generator of cash over the balance of the year.

Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures and debt service. Capital expenditures are expected to be approximately $85 million in 2010. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our Revolving Credit Facility.

Statements of cash flows for the nine months ended September 26, 2010 compared to nine months ended September 27, 2009

Cash flows for the nine months ended September 26, 2010 were impacted by the Birds Eye Foods Acquisition, which occurred on December 23, 2009. Cash provided by operating activities was $145.5 million for the nine months ended September 26, 2010 and was the result of net earnings excluding non-cash charges and credits of $92.4 million and a decrease in working capital of $53.1 million. The decrease in working capital was primarily the result of a $34.7 million increase in accounts payable primarily driven by seasonal inventory purchases made during the third quarter and a $23.7 million increase in accrued liabilities primarily driven by accrued interest. Also contributing to the decrease was a $2.7 million decrease in other current assets. These cash inflows were offset by a seasonal $4.0 million decrease in accrued trade marketing, and a $5.3 million increase in accounts receivable due to the timing of sales within the month. The aging of accounts receivable has not changed significantly from December. Net cash provided by operating activities was $66.3 million for the nine months ended September 27, 2009 and was the result of net earnings excluding non-cash charges and credits of $91.9 million less an increase in working capital of $25.6 million. The increase in working capital was primarily the result of a $17.2 million increase in accounts receivable, an $11.3 million increase in inventory and a $10.5 million decrease in accrued trade marketing expense, partially offset by a $16.5 million increase in accrued liabilities. The increase in accounts receivable was caused by higher sales as well as the timing of when those sales occurred. The increase in inventory was the result of the normal seasonal build during the third quarter, while the decrease in accrued trade marketing was a result of the timing of when the trade marketing payments were made. The increase in accrued liabilities was driven by higher accruals for management incentive bonuses, severance and coupons.

Net cash used in investing activities was $52.4 and $40.7 million for the nine months ended September 26, 2010 and September 27, 2009, respectively, which related entirely to capital expenditures.

Net cash used by financing activities was $60.2 million during the nine months ended September 26, 2010. The usage primarily related to a $27.0 million prepayment of our term loans in accordance with the “Excess Cash Flow” requirements of our Senior Secured Credit Facility and $3.1 million of normally scheduled repayments of the term loans, $14.3 million in repayments of bank overdrafts, $13.0 million of refinancing costs in connection with the refinancing of the Tranche C Term Loan, $4.4 million in repayments of our notes payable and capital lease obligations, partially offset by $1.6 million of other activities, net. In August, we refinanced our Tranche C Term Loan by issuing $400 million of 8.25% notes and executing a new Tranche D Term Loan in the amount of $442.3 million. Except for the refinancing costs referred to above, this refinancing did not impact the new cash used in financing activities. Net cash used by financing activities was $27.5 million during the nine months ended September 27, 2009. The usage primarily related to $18.3 million in net repayments of the Revolving Credit Facility and $9.4 million in repayments of the term loan.

The net of all activities resulted in an increase in cash of $33.0 million during the nine months ended September 26, 2010 and a $1.7 million decrease in cash during the nine months ended September 27, 2009.

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

As part of the Birds Eye Foods Acquisition on December 23, 2009, as described in Note 3, we entered into an amendment to the Senior Secured Credit Facility in the form of (i) incremental term loans in the amount of $850.0 million (the “Tranche C Term Loans”) and (ii) an incremental revolving credit facility in the amount of $25.0 million, bringing our total revolving credit commitment to $150.0 million. In connection with the Tranche C Term Loans, we also incurred $11.8 million in original issue discount fees. These fees were recorded in Long-term debt on the Consolidated Balance Sheet and were being amortized over the life of the loan using the effective interest method prior to the repayment of the Tranche C Term Loans.

On August 17, 2010 we entered into an amendment to the Senior Secured Credit Facility, which provided for incremental term loans in the amount of $442.3 million (the “Tranche D Term Loans). The proceeds from the Tranche D Term Loans, along with the proceeds from the 8.25% Senior Notes described below were used to repay the outstanding Tranche C Term Loans. In accordance with the authoritative guidance for debt extinguishments and modifications, the lending relationship between us and each bank in the original lending syndicate was examined and determined to be either a modification or an extinguishment. As a result of this analysis, we recorded interest expense in the Consolidated Statement of Operations for the write-off of $11.6 million of deferred financing costs and $5.6 million of original issue discount related to extinguished lending relationships from the Tranche C Term Loans. In addition, we incurred approximately $3.9 million of legal, consulting and placement fees in connection with the Tranche D Term Loans. Of the fees incurred, $3,221 were costs of modifying existing lending relationships and thus we charged the interest expense line in the Consolidated Statement of Operations during the third quarter of 2010. The remaining $0.7 million of fees related to obtaining new lending relationships and thus was deferred. We also incurred approximately $8.8 million of legal, consulting, audit and placement fees in connection with the execution of the 8.25% Senior Notes, all of which were deferred. All costs deferred in connection with the above transactions were recorded in Other Assets, net on the consolidated balance sheet.

There were no borrowings outstanding under the Revolving Credit Facility as of September 26, 2010 and December 27, 2009. There have been no borrowings under the revolver at any time in 2010.

The total combined amount of the Term Loans, the Tranche C Term Loans and the Tranche D Term Loans that were owed to affiliates of the Blackstone Group as of September 26, 2010 and December 27, 2009, was $139.2 million and $109.2 million, respectively.

Our borrowings under the Senior Secured Credit Facility, as amended, bear interest at a floating rate and are maintained as base rate loans or as Eurocurrency rate loans. Base rate loans bear interest at the base rate plus the applicable base rate margin, as defined in the Senior Secured Credit Facility. The base rate is defined as the higher of (i) the prime rate and (ii) the Federal Reserve reported overnight funds rate plus 1/2 of 1%. Eurocurrency rate loans bear interest at the adjusted Eurocurrency rate, as described in the Senior Secured Credit Facility, plus the applicable Eurocurrency rate margin. Solely with respect to Tranche C Term Loans, the Eurocurrency rate shall be no less than 2.50% per annum. Solely with respect to Tranche C Term Loans, the base rate shall be no less than 3.50% per annum. Solely with respect to Tranche D Term Loans, the Eurocurrency rate shall be no less than 1.75% per annum. Solely with respect to Tranche D Term Loans, the base rate shall be no less than 2.75% per annum.

The applicable margins with respect to our Senior Secured Credit Facility vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on our leverage ratio as defined in the credit agreement. The applicable margins with respect to the Senior Secured Credit Facility are currently:

Applicable Margin (per annum)

Revolving Credit Facility and Letters of Credit			Term Loans
Eurocurrency Rate for Revolving Loans and Letter of Credit Fees	Base Rate for Revolving Loans	Commitment Fees Rate	Eurocurrency Rate for Term Loans	Base Rate for Term Loans
2.25%	1.25%	0.50%	2.50%	1.50%

Tranche C Term Loans		Tranche D Term Loans
Eurocurrency Rate for Term Loan C	Base Rate for Term Loan C	Eurocurrency Rate for Term Loan C	Base Rate for Term Loan C
5.00%	4.00%	4.25%	3.25%

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

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility. For the three and nine months ended September 26, 2010, the weighted average interest rate on the term loan and the Tranche C and D Term Loans was 4.26% and 4.66%, respectively. For the three months and nine months ended September 27, 2009, the weighted average interest rate on the term loans and the Tranche C Term Loans was 3.04% and 3.18%, respectively. As of September 26, 2010, the interest rate of the credit facility was 2.76%, however no borrowings were made during 2010. For the three and nine months ended September 27, 2009, the weighted average interest rate on the Revolving Credit Facility was 3.08% and 3.26%, respectively. As of September 26, 2010 and September 27, 2009, the weighted average Eurodollar interest rate on the term loan facility was 3.63% and 3.01% respectively.

We pay a fee for all outstanding letters of credit drawn against the Revolving Credit Facility at an annual rate equivalent to the Applicable Margin then in effect with respect to Eurocurrency rate loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility cannot exceed $50.0 million as of March 24, 2010 (previously $25.0 million). As of September 26, 2010 and December 27, 2009, we had utilized $34.1 million and $22.1 million, respectively of the Revolving Credit Facility for letters of credit. As of September 26, 2010, there were no borrowings under the Revolving Credit Facility, therefore, of the $150.0 million Revolving Credit Facility available, we had an unused balance of $115.9 million available for future borrowing and letters of credit. As of December 27, 2009, there were no borrowings under the Revolving Credit Facility, therefore, of the $150.0 million Revolving Credit Facility available, we had an unused balance of $127.9 million available for future borrowing and letters of credit. The remaining amount that can be used for letters of credit as of September 26, 2010 and December 27, 2009 was $15.9 million and $2.9 million, respectively.

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

The Term Loans mature in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the term loan outstanding as of September 26, 2010 are no payment in 2010, $2.5 million in 2011, $12.5 million in 2012, $12.5 million in 2013 and $1,171.9 million in 2014. The Tranche D Term Loans mature in quarterly 0.25% installments from December 2010 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the Tranche D Term Loans outstanding as of December 27, 2009 are no payment in 2010, $4.4 million in 2011, $4.4 million in 2012, $4.4 million in 2013 and $429.1 million in 2014.

On April 2, 2007, as part of the Blackstone Transaction described in Note 1, we issued $325.0 million of 9.25% Senior Notes (the “Senior Notes”) due 2015, and $250.0 million of 10.625% Senior Subordinated Notes (the “Senior Subordinated Notes”) due 2017. On December 23, 2009, as part of the Birds Eye Foods Acquisition described in Note 3, we issued an additional $300.0 million of 9.25% Senior Notes due in 2015 (the “Additional Senior Notes”). The Senior Notes and the Additional Senior Notes are collectively referred to herein as the 9.25% Senior Notes. As described above, on August 17, 2010 the Company issued $400.0 million of 8.25% Senior Notes, due 2017 (the 8.25% Senior Notes) and utilized the proceeds to repay the Tranche C Term Loans.

The 9.25% Senior Notes and the 8.25% Senior Notes are general unsecured obligations of ours, effectively subordinated in right of payment to all of our existing and future senior secured indebtedness and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee our other indebtedness. The Senior Subordinated Notes are general unsecured obligations of ours, subordinated in right of payment to all of our existing and future senior indebtedness and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee our other indebtedness. See Note 17 of the Consolidated Financial Statements for Guarantor and Nonguarantor Financial Statements.

We may redeem some or all of the 9.25% Senior Notes at any time prior to April 1, 2011, some or all of the 8.25% Senior Notes at any time prior to September 1, 2013, and some or all of the Senior Subordinated Notes at any time prior to April 1, 2012, in each case at a price equal to 100% of the principal amount of notes redeemed plus the Applicable Premium as of, and accrued and unpaid interest to, the redemption date, subject to the right of Holders of record on the relevant record date to receive interest due on the relevant interest payment date. The “Applicable Premium” is defined as the greater of (1) 1.0% of the principal amount of such note and (2) the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of such 9.25% Senior Note at April 1, 2011 or such 8.25% Senior Note at September 1, 2013 or such Senior Subordinated Note at April 1, 2012, plus (ii) all required interest payments due on such 9.25% Senior Note through April 1, 2011 or such 8.25% Senior Note through September 1 2013 or such Senior Subordinated Note through April 1, 2012 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate plus 50 basis points over (b) the principal amount of such note.

We may redeem the 9.25% Senior Notes, the 8.25% Senior Notes or the Senior Subordinated Notes at the redemption prices listed below, if redeemed during the twelve-month period beginning on April 1st (for the 9.25% Senior Notes and Senior Subordinated Notes ) or September 1st (for the 8.25% Senior Notes) of each of the years indicated below:

9.25% Senior Notes		8.25% Senior Notes
Year	Percentage	Year	Percentage
2011	104.625%	2013	106.188%
2012	102.313%	2014	104.125%
2013 and thereafter	100.000%	2015	102.063%
		2016 and thereafter	100.000%

Senior Subordinated Notes
Year	Percentage
2012	105.313%
2013	103.542%
2014	101.771%
2015 and thereafter	100.000%

In addition, until September 1, 2013, we are to redeem up to 35% of the aggregate principal amount of the 8.25% Senior Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus a premium equal to the rate per annum on the 8.25% Senior Notes, as the case may be, plus accrued and unpaid interest and Additional Interest, if any, to the redemption date, subject to the right of holders of the 8.25% Senior Notes of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds received by us from one or more equity offerings; provided that (i) at least 50% of the aggregate principal amount of the 8.25% Senior Notes, as the case may be, originally issued under the applicable indenture remains outstanding immediately after the occurrence of each such redemption and (ii) each such redemption occurs within 90 days of the date of closing of each such equity offering.

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

The estimated fair value of our long-term debt, including the current portion, as of September 26, 2010, is as follows:

Issue	Recorded Amount	Fair Value

Senior Secured Credit Facility - Term Loans	$1,199.4	$1,160.4
Senior Secured Credit Facility - Tranche D Term Loans	442.3	442.3
8.25% Senior Notes	400.0	403.0
9.25% Senior Notes	625.0	645.3
10.625% Senior Subordinated Notes	199.0	211.0

	$2,865.7	$2,862.0

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

8.25% Senior Notes, 9.25% Senior Notes and Senior Subordinated Notes

Additionally, on April 2, 2007, we issued the Senior Notes and the Senior Subordinated Notes. On December 23, 2009 and August 17th 2010, we issued additional 9.25% and 8.25% Senior Notes. The Senior Notes are general unsecured obligations, effectively subordinated in right of payment to all of our existing and future senior secured indebtedness, and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company. The Senior Subordinated Notes are general unsecured obligations, subordinated in right of payment to all of our existing and future senior indebtedness, and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company.

The indentures governing the 8.25% Senior Notes, 9.25% Senior Notes and Senior Subordinated Notes limit our (and most or all of our subsidiaries’) ability to, subject to certain exceptions:

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

The following table provides a reconciliation from our net earnings (loss) to EBITDA and Consolidated EBITDA for the nine month periods ended September 26, 2010 and September 27, 2009 and the year ended December 27, 2009. The terms and related calculations are defined in the Senior Secured Credit Facility and the indentures governing the 8.25% Senior Notes, 9.25% Senior Notes and Senior Subordinated Notes.

	Nine Months Ended September 26, 2010	Nine Months Ended September 27, 2009	Year Ended December 27, 2009

Net earnings	$5,937	$10,818	$302,603
Interest expense, net	182,536	86,549	121,078
Income tax expense (benefit)	(1,746)	22,384	(277,723)
Depreciation and amortization expense	58,213	48,004	65,468

EBITDA (unaudited)	$244,940	$167,755	$211,426

Acquired EBITDA - Birds Eye Foods Acquisition (1)	—	92,843	142,268
Non-cash items (a)	38,256	2,142	4,738
Non-recurring items (b)	23,656	5,226	29,835
Other adjustment items (c)	6,268	17,112	26,673
Net cost savings projected to be realized as a result of initiatives taken, including acquisition synergies (d)	20,114	45,938	57,188

Consolidated EBITDA (unaudited)	$333,234	$331,016	$472,128

Last twelve months Consolidated EBITDA (unaudited)	$474,346

(1)	In accordance with our Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes, we have included an adjustment for the Acquired EBITDA for Birds Eye Foods for the period prior to its acquisition, calculated consistent with the definition of Consolidated EBITDA.

(a)	Non-cash items are comprised of the following:

	Nine Months Ended	Nine Months Ended	Year Ended
	September 26, 2010	September 27, 2009	December 27, 2009

Non-cash compensation charges (1)	$612	$2,398	$3,190
Unrealized losses or (gains) resulting from hedging activities (2)	868	(256)	(277)
Impairment charges or asset write-offs (3)	—	—	1,300
Effects of adjustments related to the application of purchase accounting (4)	36,776	—	525

Total non-cash items	$38,256	$2,142	$4,738

(1)	For fiscal 2009 and the nine months ended September 26, 2010 and September 27, 2009, represents non-cash compensation charges related to the granting of equity awards.
(2)	For fiscal 2009 and the nine months ended September 26, 2010 and September 27, 2009, represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under natural gas and diesel fuel contracts for 2009 and 2010, and heating oil contracts for 2009 only.
(3)	For fiscal 2009, represents an impairment charge for the Swanson tradename.
(4)	For fiscal 2009 and the nine months ended September 26, 2010 represents expense related to the write-up to fair market value of inventories acquired as a result of the Birds Eye Foods Acquisition.

(b)	Non-recurring items are comprised of the following:

	Nine Months Ended	Nine Months Ended	Year Ended
	September 26, 2010	September 27, 2009	December 27, 2009

Expenses in connection with an acquisition or other non-recurring merger costs (1)	$437	$1,024	$25,238
Restructuring charges, integration costs and other business optimization expenses (2)	22,125	899	986
Employee severance and recruiting (3)	1,094	3,303	3,611

Total non-recurring items	$23,656	$5,226	$29,835

(1)	For fiscal 2009 and the nine months ended September 26, 2010 and September 27, 2009, primarily represents costs related to the Birds Eye Foods Acquisition as well as other expenses related to due diligence investigations.
(2)	For the nine months ended September 26, 2010, primarily represents employee termination benefits and lease termination costs related to the announced closing of the Rochester, NY office ($12,221) and integration costs related to the Birds Eye Foods Acquisition. For fiscal 2009 and the nine months ended September 27, 2009, represents consultant expense incurred to execute yield and labor savings in our plants.
(3)	For fiscal 2009 and the nine months ended September 27, 2009, principally represents severance and recruiting costs related to the change in the CEO. For the nine months ended September 26, 2010, represents severance costs paid, or to be paid, to terminated employees.

(c)	Other adjustment items are comprised of the following:

	Nine Months Ended	Nine Months Ended	Year Ended
	September 26, 2010	September 27, 2009	December 27, 2009

Management, monitoring, consulting and advisory fees (1)	$3,430	$1,916	$2,540

Variable product contribution principally from Steamfresh complete bagged meals no longer being offered (2)	2,838	15,196	24,133

Total other adjustments	$6,268	$17,112	$26,673

(1)	For fiscal 2009 and the nine months ended September 26, 2010 and September 27, 2009, represents management/advisory fees and expenses paid to Blackstone.
(2)	For fiscal 2009 and the nine months ended September 26, 2010 and September 27, 2009, represents the variable contribution loss principally from Steamfresh complete bagged meals and others which will no longer be offered by Pinnacle management following the Birds Eye Foods Acquisition and the variable contribution loss applicable to a discontinued contract in the Birds Eye Foods Industrial-Other segment.

(d)	Net cost savings projected to be realized as a result of initiatives taken:

	Nine Months Ended	Nine Months Ended	Year Ended
	September 26, 2010	September 27, 2009	December 27, 2009

Productivity initiatives in our supply chain (1)	$—	$12,188	$12,188
Estimated net cost savings associated with the Birds Eye Foods Acquisition (2)	20,114	33,750	45,000

Total net cost savings projected to be realized as a result of initiatives taken	$20,114	$45,938	$57,188

(1)	For fiscal 2009 and the nine months ended September 26, 2010 and September 27, 2009, represents net cost savings projected to be realized as a result of specified actions taken or initiated, net of the amount of actual benefits realized. Such savings primarily relate to productivity initiatives in our manufacturing facilities, our freight and distribution systems, and our purchasing programs.
(2)	For fiscal 2009 and the nine months ended September 26, 2010 and September 27, 2009, represents the estimated reduction in operating costs that we anticipate will result from the combination of Pinnacle and Birds Eye Foods as a result of eliminating duplicate overhead functions and overlapping operating expenses, leveraging supplier relationships and combined purchasing power to obtain procurement savings on raw materials and packaging, and optimizing and rationalizing overlapping frozen warehouse and distribution networks less what has been realized in the first six months.

Our covenant requirements and actual ratios for the twelve months ended September 26, 2010 are as follows:

	Covenant Requirement	Actual Ratio
Senior Secured Credit Facility
Senior Secured Leverage Ratio (1)	5.00:1	3.24
Total Leverage Ratio (2)	Not applicable	5.85

Senior Notes and Senior Subordinated Notes (3)
Minimum Consolidated EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00:1	2.31

(1)	Pursuant to the terms of the Senior Secured Credit Facility, if at any time there are borrowings outstanding under the Revolving Credit Facility in an aggregate amount greater than $10.0 million, we are required to maintain a consolidated total senior secured debt to Consolidated EBITDA ratio for the most recently concluded four consecutive fiscal quarters (the “Senior Secured Leverage Ratio”) less than a ratio starting at a maximum of 7.00:1 at September 30, 2007 and stepping down over time to 4.00:1 on March 31, 2011. Consolidated total senior secured debt is defined as our aggregate consolidated secured indebtedness less the aggregate amount of all unrestricted cash and cash equivalents.
(2)	The Total Leverage Ratio is not a financial covenant but is used to determine the applicable rate under the Senior Secured Credit Facility. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Consolidated EBITDA.
(3)	Our ability to incur additional debt and make certain restricted payments under the indentures governing the Senior Notes and Senior Subordinated Notes, subject to specified exceptions, is tied to a Consolidated EBITDA to fixed charges ratio of at least 2.0:1.
(4)	Fixed charges is defined in the indentures governing the Senior Notes and Senior Subordinated Notes as (i) consolidated interest expense (excluding specified items) plus consolidated capitalized interest less consolidated interest income, plus (ii) cash dividends and distributions paid on preferred stock or disqualified stock.

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges in accordance with the authoritative guidance for derivative and hedge accounting involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three and nine months ended September 26, 2010 and the three and nine months ended September 27, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of September 26, 2010, we had the following interest rate swaps (in aggregate) that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates

Interest Rate Swaps	12	$941.6 million	1.06% - 3.33%	USD-LIBOR-BBA	Oct 2008 - Aug 2010	Jan 2011 - July 2012

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

Due to the counterparty bank declaring bankruptcy in October 2008, we discontinued prospectively the hedge accounting on our interest rate derivatives with Lehman Brothers Specialty Financing on the bankruptcy date as those hedging relationships no longer met the authoritative guidance for derivative and hedge accounting. We terminated these positions during the fourth quarter of 2008. We continue to report the net gain or loss related to the discontinued cash flow hedge in AOCI which is expected to be reclassified into earnings during the original contractual terms of the derivative agreements as the hedged interest payments are expected to occur as forecasted. For the three and nine months ended September 26, 2010, 2010, $0.7 million and $2.6 million, respectively, was reclassified as an increase to Interest expense relating to the terminated hedges.

On August 17, 2010, we prepaid a portion of its existing term loan facilities that were being hedged with our two interest rate caps that mature in January 2011. As a result, we discontinued prospective hedge accounting on the interest rate caps and the net loss in accumulated other comprehensive income was reclassified to interest expense as the hedged transactions were no longer probable to occur. The amounts recorded to interest expense were a loss of $0.2 million. Prospective changes in the values of the interest rate cap hedge contracts will be recorded directly into Interest expense, net in the Consolidated Statements of Operations.

On August 17, 2010 we amended four of our existing forward starting interest rate swaps due to a change in the expected terms of the hedged forecasted transactions. As a result, we prospectively discontinued hedge accounting on the original interest rate swap agreements. Simultaneously, we designated the amended interest rate swap agreements into new cash flow hedging relationships. We continue to report the net loss related to the discontinued cash flow hedges in AOCI, which is being reclassified into earnings as the original hedged forecasted transactions affect earnings. Due to the off-market nature of the amended interest rate swap agreements at the date of designation, we anticipate the potential for hedge ineffectiveness However, such ineffectiveness is not expected to be significant.

During the next twelve months, we estimate that an additional $22.7 million will be reclassified as an increase to Interest expense relating to both active and terminated hedges.

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

As of September 26, 2010, we had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate	Notional Purchased in Aggregate	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	33	$62.6 million CAD	$59.5 million USD	1.027-1.175	May 2009 - Sep 2010	Jul 2010 - Dec 2011

CAD Collar	3	$3.0 million CAD	$2.7 million USD	1.13	May 2009	Oct 2010 - Dec 2010

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

We previously entered into interest rate cap hedge contracts to add stability to interest expense and to manage our exposure to interest rate movements. In connection with the refinancing of the Tranche C Term Loans, these contracts have been de-designated as of August 17, 2010. Changes in the values of the interest rate cap hedge contracts are recorded directly into Interest expense in the Consolidated Statements of Operations.

As of September 26, 2010, we had the following natural gas swaps (in aggregate), diesel fuel (in aggregate) and interest rate caps (in aggregate) that were not designated in qualifying hedging relationships:

Product	Number of Instruments	Notional Amount	Price/Index	Trade Dates	Maturity Dates
Natural Gas Swap	2	252,537 MMBTU’s	$4.70 - $5.87 per MMBTU	Jan 2010 - June 2010	Oct 2010
Diesel Fuel Swap	6	7,061,719 Gallons	$2.46 - $3.14 per Gallon	Feb 2010 - Aug 2010	Oct 2010 - Mar 2011
Interest Rate Caps	2	$800.0 million	2.5% USD-LIBOR-BBA	Dec 2009	Jan 2011

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 26, 2010 and December 27, 2009.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value As of September 26, 2010	Balance Sheet Location	Fair Value As of September 26, 2010
Derivatives designated as hedging instruments
Interest Rate Contracts		$—	Accrued liabilities	$7.4
		—	Other long-term liabilities	24.0
Foreign Exchange Contracts	Other current assets	—	Accrued liabilities	1.2
	Other assets, net	—	Other long-term liabilities	0.1

Total derivatives designated as hedging instruments		$—		$32.7

Derivatives not designated as hedging instruments
Natural Gas Contracts		$—	Accrued liabilities	$0.1
Diesel Fuel Contracts	Other current assets	0.3		—

Total derivatives not designated as hedging instruments		$0.3		$0.1

	Balance Sheet Location	Fair Value As of December 27, 2009	Balance Sheet Location	Fair Value As of December 27, 2009
Derivatives designated as hedging instruments
Interest Rate Contracts	Other assets, net	$0.2	Other long-term liabilities	$21.2
Foreign Exchange Contracts		—	Accrued liabilities	2.5

Total derivatives designated as hedging instruments		$0.2		$23.7

Derivatives not designated as hedging instruments
Natural Gas Contracts		$—	Accrued liabilities	$0.1
Heating Oil Contracts	Other current assets	—		—
Diesel Fuel Contracts	Other current assets	0.9		—

Total derivatives not designated as hedging instruments		$0.9		$0.1

The table below presents the effect of our derivative financial instruments on the Consolidated Statements of Operations and Accumulated other comprehensive (loss) income as of the three and nine months ending September 26, 2010 and the three and nine months ended September 27, 2009.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCI on Derivative (Effective Portion)	Effective portion reclassified from AOCI to:	Reclassified from AOCI into Earnings (Effective Portion)	Ineffective portion reclassified from AOCI to:	Recognized in Earnings on Derivative (Ineffective Portion)
Interest Rate Contracts	$(6.6)	Interest expense	$(4.9)	Interest expense	$(0.6)
Foreign Exchange Contracts	(0.3)	Cost of products sold	(0.8)	Cost of products sold	(0.2)

Three months ended September 26, 2010	$(6.9)		$(5.7)		$(0.8)

Interest Rate Contracts	$(23.2)	Interest expense	$(15.4)	Interest expense	$(0.6)
Foreign Exchange Contracts	(0.8)	Cost of products sold	(2.1)	Cost of products sold	(0.2)

Nine months ended September 26, 2010	$(24.0)		$(17.5)		$(0.8)

Interest Rate Contracts	$(8.9)	Interest expense	$(4.6)	Interest expense	$—
Foreign Exchange Contracts	(2.0)	Cost of products sold	0.1	Cost of products sold	—

Three months ended September 27, 2009	$(10.9)		$(4.5)		$—

Interest Rate Contracts	$(18.6)	Interest expense	$(13.9)	Interest expense	$—
Foreign Exchange Contracts	(3.2)	Cost of products sold	2.2	Cost of products sold	—

Nine months ended September 27, 2009	$(21.8)		$(11.7)		$—

Derivatives Not Designated as Hedging Instruments		Recognized in Earnings on:	Recognized in Earnings on Derivative
Natural Gas Contracts		Cost of products sold	$(0.1)
Diesel Contracts		Cost of products sold	0.4

Three months ended September 26, 2010			$0.3

Natural Gas Contracts		Cost of products sold	$(0.5)
Diesel Contracts		Cost of products sold	(0.6)

Nine months ended September 26, 2010			$(1.1)

Natural Gas Contracts		Cost of products sold	$(0.1)
Heating Oil Swaps		Cost of products sold	—

Three months ended September 27, 2009			$(0.1)

Natural Gas Contracts		Cost of products sold	$(1.3)
Heating Oil Swaps		Cost of products sold	0.1

Nine months ended September 27, 2009			$(1.2)

Credit-risk-related Contingent Features

We have agreements with certain counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 26, 2010, we have not posted any collateral related to these agreements. If we had breached this provision at September 26, 2010, we could have been required to settle our obligations under the agreements at their termination value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk contingent features that are in a net liability position as of September 26, 2010 and December 27, 2009.

September 26, 2010

Asset/(Liability)		(in millions)
Counterparty	Contract Type	Termination Value	Non-Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(31.5)	$0.9	$(1.2)	$(29.4)
	Foreign Exchange Contracts	(1.2)	—		(1.2)
	Natural Gas Contracts	(0.1)	—		(0.1)
	Diesel Fuel Contracts	0.3	—		0.3
Credit Suisse	Interest Rate Contracts	(2.2)	0.1	—	(2.1)

Total		$(34.7)	$1.0	$(1.2)	$(32.5)

December 27, 2009
Counterparty	Contract Type	Termination Value	Non-Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(23.1)	$1.0	$(1.0)	$(21.1)
	Foreign Exchange Contracts	(2.6)	0.1		(2.5)

Total		$(25.7)	$1.1	$(1.0)	$(23.6)

ITEM 4:	CONTROLS AND PROCEDURES

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 26, 2010. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective at a level of reasonable assurance.

In addition, there was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 26, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Commitment of $3.5 Million Capital Expenditure

In working to resolve an environmental wastewater investigation by the State of Michigan Department of Natural Resources and Environment (MDNRE) at the Company’s Birds Eye Foods Fennville MI production facility, on July 20, 2010, the Company and the MDNRE reached an agreement (“Administrative Consent Order” or “ACO”). Under the terms of the ACO, Birds Eye Foods will construct a new $3.5 million wastewater treatment system at the facility and contribute a minimum of $70 thousand to the hookup of the City’s water supply extension to affected residents.

ITEM 1A:	RISK FACTORS

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 27, 2009.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	RESERVED TO THE NEW VOTING REPORTING RULES

None

ITEM 5:	OTHER INFORMATION

None

ITEM 6:	EXHIBITS

Exhibit Number	Description of exhibit

2.1	Agreement and Plan of Merger, dated as of February 10, 2007, by and among Crunch Holding Corp., Peak Holdings LLC and Peak Acquisition Corp. (previously filed as Exhibit 2.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

2.2	Agreement and Plan of Reorganization and Merger, by and between Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003 (previously filed as Exhibit 2.1 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.3	Amendment No. 1, dated January 8, 2004, to the Agreement and Plan of Reorganization and Merger, by and between Aurora Foods Inc. and Crunch Equity Holding, LLC, dated as of November 25, 2003 (previously filed as Exhibit 2.2 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.4	Agreement and Plan of Merger, dated March 19, 2004, by and between Aurora Foods, Inc. and Pinnacle Foods Holding Corporation (previously filed as Exhibit 2.3 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

2.5	Asset Purchase Agreement, dated March 1, 2006, by and between The Dial Corporation and Pinnacle Foods Groups Inc. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Group Inc. filed with the SEC on March 1, 2006 (Commission File Number: 333-118390), and incorporated herein by reference).

2.6	Stock Purchase Agreement, dated November 18, 2009, by and between Birds Eye Holdings, LLC, Birds Eye Foods, Inc. and Pinnacle Foods Group LLC (previously filed as Exhibit 2.1 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on November 24, 2009 (Commission File Number: 333-118390), and incorporated herein by reference).

3.1	Pinnacle Foods Finance LLC Certificate of Formation (previously filed as Exhibit 3.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.2	Pinnacle Foods Finance LLC Amended and Restated Limited Liability Company Agreement, dated as of April 2, 2007 (previously filed as Exhibit 3.2 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.3	Pinnacle Foods Finance Corp. Certificate of Incorporation (previously filed as Exhibit 3.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.4	Pinnacle Foods Finance Corp. Bylaws (previously filed as Exhibit 3.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.5	Pinnacle Foods Group LLC Certificate of Formation (previously filed as Exhibit 3.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.6	Pinnacle Foods Group LLC Limited Liability Company Agreement (previously filed as Exhibit 3.6 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.7	Pinnacle Foods International Corp. Certificate of Incorporation. (previously filed as Exhibit 3.7 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.8	Pinnacle Foods International Corp. Bylaws. (previously filed as Exhibit 3.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.9	State of Delaware Certificate of Conversion, dated September 25, 2007, converting Pinnacle Foods Group Inc. from a Corporation to a Limited Liability Company (previously filed as Exhibit 3.9 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.1	Senior Notes Indenture, dated as of April 2, 2007, among the Issuers, the Guarantors and the Trustee (previously filed as Exhibit 4.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.2	Senior Subordinated Notes Indenture, dated as of April 2, 2007, among the Issuers, the Guarantors and the Trustee (previously filed as Exhibit 4.2 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.3	Registrations Rights Agreement, dated as of April 2, 2007, among the Issuers, the Guarantors and Lehman Brothers Inc. and Goldman, Sachs & Co. (previously filed as Exhibit 4.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.4	Form of Rule 144A Global Note, 9.25% Senior Notes due 2015 (previously filed as Exhibit 4.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.5	Form of Regulation S Global Note, 9.25% Senior Notes due 2015 (previously filed as Exhibit 4.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.6	Form of Rule 144A Global Note, 10.625% Senior Subordinated Notes due 2017 (previously filed as Exhibit 4.6 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.7	Form of Regulation S Global Note, 10.625% Senior Subordinated Notes due 2017 (previously filed as Exhibit 4.7 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.8	Credit Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Lehman Commercial Paper Inc., Goldman Sachs Credit Partners L.P. and other lenders party hereto (previously filed as Exhibit 4.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.9	Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.9 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.10	Guaranty, dated as of April 2, 2007, among Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.10 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.11	Intellectual Property Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.11 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.12	Supplemental Senior Notes Indenture, dated as of November 18, 2009, by and among Birds Eye Holdings, Inc., Birds Eye Group, Inc., Kennedy Endeavors Incorporated, Seasonal Employers, Inc., BEMSA Holding, Inc., GLK Holdings, Inc., GLK, LLC, Rochester Holdco, LLC and Wilmington Trust Company, (previously filed as Exhibit 4.1 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on December 24, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

4.13	Form of 9.25% Senior Notes due 2015 (previously filed as Exhibit 4.2 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on December 24, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

4.14	Registrations Rights Agreement, dated as of December 23, 2009, by and among Pinnacle Foods Finance LLC, Pinnacle Foods Finance Corp., the guarantors and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and Barclays Capital Inc. as the representatives of the initial purchasers (previously filed as Exhibit 4.3 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on December 24, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

4.15	Senior Notes Indenture, dated as of August 17, 2010, among the Issuers, the Guarantors and the Trustee. (previously filed as Exhibit 4.2 to the Registration Statement on Form S-4 filed with the SEC on October 5, 2010 (Commission File Number: 333-148297), and incorporated herein by reference).

4.16	Registration Rights Agreement, dated as of August 17, 2010, by and among Pinnacle Foods Finance LLC, Pinnacle Foods Finance Corp., the guarantors and Barclays Capital Inc., Credit Suisse Securities (USA) LLC, and Banc of America Securities LLC as the representatives of the initial purchasers. (previously filed as Exhibit 4.2 to the Registration Statement on Form S-4 filed with the SEC on October 5, 2010 (Commission File Number: 333-148297), and incorporated herein by reference).

10.1	Debt commitment letter entered into by Pinnacle Foods Finance LLC with Bank of America, N.A., Banc of America Bridge LLC, Banc of America Securities LLC, Barclays Capital, the investment banking division of Barclays Bank PLC, Credit Suisse AG, Credit Suisse Securities (USA) LLC, HSBC Bank USA, National Association, HSBC Securities (USA) Inc., MIHI LLC and Macquarie Capital (USA) Inc., dated November 18, 2009 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on November 24, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.3 +	Employment Agreement, dated April 2, 2007 (Jeffrey P. Ansell) (previously filed as Exhibit 10.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.4 +	Employment Agreement, dated April 2, 2007 (Craig Steeneck) (previously filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.5 +	Director Service Agreement, dated April 2, 2007 (Roger Deromedi) (previously filed as Exhibit 10.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.6	Transaction and Advisory Fee Agreement, dated as of April 2, 2007, between Peak Finance LLC and Blackstone Management Partners V L.L.C. (previously filed as Exhibit 10.6 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.7	Trademark License Agreement by and between The Dial Corporation and Conagra, Inc., dated July 1, 1995 (previously filed as Exhibit 10.33 to the Annual Report on Form 10-K of Pinnacle Foods Group Inc. for the fiscal year ended December 25, 2005 (Commission File Number: 333-118390), and incorporated herein by reference).

10.8	Tax Sharing Agreement, dated as of November 25, 2003, by and among Crunch Holding Corp., Pinnacle Foods Holding Corporation, Pinnacle Foods Corporation, Pinnacle Foods Management Corporation, Pinnacle Foods Brands Corporation, PF Sales (N. Central Region) Corp., PF Sales, LLC, PF Distribution, LLC, PF Standards Corporation, Pinnacle Foods International Corp., Peak Finance Holdings LLC, Pinnacle Foods Finance Corp., Pinnacle Foods Finance LLC and Pinnacle Foods Group LLC (previously filed as Exhibit 10.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.9	Lease, dated May 23, 2001, between Brandywine Operating Partnership, L.P. and Pinnacle Foods Corporation (Cherry Hill, New Jersey) (previously filed as Exhibit 10.25 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.10	Lease, dated August 10, 2001, between 485 Properties, LLC and Pinnacle Foods Corporation (Mountain Lakes, New Jersey); Amendment No. 1, dated November 23, 2001; Amendment No. 2, dated October 16, 2003 (previously filed as Exhibit 10.26 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.11	Swanson Trademark License Agreement (U.S.) by and between CSC Brands, Inc. and Vlasic International Brands Inc., dated as of March 24, 1998 (previously filed as Exhibit 10.27 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-1183900), and incorporated herein by reference).

10.12	Swanson Trademark License Agreement (Non-U.S.) by and between Campbell Soup Company and Vlasic International Brands Inc., dated as of March 26, 1998 (previously filed as Exhibit 10.28 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.13	Technology Sharing Agreement by and between Campbell Soup Company and Vlasic Foods International Inc., dated as of March 26, 1998 (previously filed as Exhibit 10.29 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.14	Amendment to Lease Agreement, dated February 10, 2007 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Group Inc. filed with the SEC on February 15, 2007 (Commission File Number: 333-118390), and incorporated herein by reference).

10.15	Securityholders Agreement, dated as of April 2, 2007, among Peak Holdings LLC and the other parties hereto (previously filed as Exhibit 10.15 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.16 +	Peak Holdings LLC 2007 Unit Plan, effective as of April 2, 2007 (previously filed as Exhibit 10.16 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.17 +	Peak Holdings LLC Form of Award Management Unit Subscription Agreement (previously filed as Exhibit 10.17 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.18	Securityholders Agreement, dated as of September 21, 2007 among Crunch Holding Corp. and the other parties hereto (previously filed as Exhibit 10.18 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.19 +	Crunch Holding Corp. 2007 Stock Incentive Plan, effective as of August 8, 2007 (previously filed as Exhibit 10.19 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.20 +	Crunch Holding Corp. 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.20 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.21	Trademark License Agreement, dated as of July 9, 1996, by and between The Quaker Oats Company, The Quaker Oats Company of Canada Limited and Van de Kamp’s, Inc. (previously filed as Exhibit 10.21 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.22 +	Enhanced Target Annual Bonus letter, dated June 11, 2007 (Craig Steeneck) (previously filed as Exhibit 10.22 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.23 +	Supplemental Peak Holdings LLC Management Unit Subscription Agreement, dated June 11, 2007 (Craig Steeneck) (previously filed as Exhibit 10.23 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.24 +	Modification of the Enhanced Target Annual Bonus letter, dated February 27, 2009 (Craig Steeneck) (previously filed as Exhibit 10.24 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.25 +	Modification of the Supplemental Peak Holdings LLC Management Unit Subscription Agreement, dated February 27, 2009 (Craig Steeneck) (previously filed as Exhibit 10.25 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.26 +	Modification of the Peak Holdings LLC Form of Award Management Unit Subscription Agreement (previously filed as Exhibit 10.26 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.27 +	Modification of the Crunch Holding Corp. 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.27 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.28 +	Employment offer letter, dated December 11, 2003 (Chris L. Kiser) (previously filed as Exhibit 10.28 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.29 +	Severance benefit letter, dated October 7, 2008 (Chris L. Kiser) (previously filed as Exhibit 10.29 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.30 +	Employment offer letter dated May 25, 2001 (Lynne M. Misericordia) (previously filed as Exhibit 10.30 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.31 +	Employment offer letter dated May 25, 2001 (M. Kelley Maggs) (previously filed as Exhibit 10.31 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.32 +	Separation Agreement, dated July 31, 2009 (Jeffrey P. Ansell). (previously filed as Exhibit 10.32 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.33 +	Employment Agreement, dated July 13, 2009 (Robert J. Gamgort). (previously filed as Exhibit 10.33 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.34 +	Peak Holdings LLC Management Unit Subscription Agreement, dated July 13, 2009 (Robert J. Gamgort). (previously filed as Exhibit 10.34 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.35 +	Amendment to Director Services Agreement, dated July 31, 2009 (Roger Deromedi). (previously filed as Exhibit 10.35 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.36	Second Amendment to the Credit Agreement, dated December 23, 2009, by and among Pinnacle Foods Finance LLC, Peak Finance Holdings LLC, Barclays Bank PLC, the Revolving Commitment Increase Lenders, the Tranche C Term Lenders and the Guarantors. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on December 24, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.37	Amended and Restated Transaction and Advisory Fee Agreement, dated as of November 18, 2009, between Peak Finance LLC and Blackstone Management Partners V L.L.C. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on December 24, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.38	Employment offer letter dated November 24, 2008 (Edward L. Sutter) (previously filed as Exhibit 10.38 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 23, 2010 (Commission File Number: 333-148297), and incorporated herein by reference).

10.39	Employment offer letter dated October 28, 2008 (Sally Genster Robling) (previously filed as Exhibit 10.39 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 23, 2010 (Commission File Number: 333-148297), and incorporated herein by reference).

10.40	Lease, dated April 15, 2010, between Woodcrest Road Associates, L.P. and Pinnacle Foods Group LLC (Cherry Hill, New Jersey) (previously filed as Exhibit 10.40 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 9, 2010 (Commission File Number: 333-148297), and incorporated herein by reference).

10.41	Employment offer letter dated June 3, 2010 (Mark L. Schiller) (previously filed as Exhibit 10.41 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 9, 2010 (Commission File Number: 333-148297), and incorporated herein by reference).

24.1	Power of Attorney (included in signature page) (previously filed as Exhibit 24.1 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

+	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
(A)	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Form 10-Q and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FOODS FINANCE LLC

By:	/S/ CRAIG STEENECK
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (acting in both his capacity as authorized signatory on behalf of the registrant and as principal financial officer)

Date:	November 10, 2010