Form 10-K
period 2010-12-26
Pinnacle Foods Finance LLC
filed 2011-03-10
CIK 1420566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(The Registrant believes it is a voluntary filer and it has filed all reports under Section 13 or 15(d) of the Securities ExchangeAct of 1934 during the preceding 12 months.)

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

Not applicable.

As of March 10, 2011, there were outstanding 100 shares of common stock, par value $0.01 per share, of the Registrant.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this annual report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth below under “Item 1A: Risk Factors,” other matters discussed from time to time in subsequent filings with the Securities and Exchange Commission, and the following risks, uncertainties and factors:

•	general economic and business conditions;

•	industry trends;

•	changes in our leverage;

•	interest rate changes;

•	the funding of our defined benefit pension plans;

•	future impairments of our goodwill and intangible assets;

•	changes in our ownership structure;

•	competition;

•	the loss of any of our major customers or suppliers;

•	changes in demand for our products;

•	changes in distribution channels or competitive conditions in the markets where we operate;

•	costs and timeliness of integrating future acquisitions;

•	loss or litigation;

•	loss of our intellectual property rights;

•	our ability to achieve cost savings;

•	fluctuations in price and supply of raw materials;

•	seasonality;

•	changes in our collective bargaining agreements or shifts in union policy;

•	difficulty in the hiring or the retention of key management personnel;

•	restrictions imposed on our business by the terms of our indebtedness;

•	our reliance on co-packers to meet our manufacturing needs;

•	availability of qualified personnel; and

•	changes in the cost of compliance with laws and regulations, including environmental laws and regulations.

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

EXPLANATORY NOTE

Unless the context requires otherwise, in this Form 10-K, “Pinnacle,” the “Company,” “we,” “us” and “our” refers to Pinnacle Foods Finance LLC, or “PFF”, and the entities that are its consolidated subsidiaries (including Pinnacle Foods Group LLC, or “PFG LLC”, formerly known as Pinnacle Foods Group Inc. or “PFGI”), which includes all of Pinnacle’s existing operations. In addition, where the context so requires, we use the term “Predecessor” to refer to the historical financial results and operations of PFG LLC and its subsidiaries prior to the consummation of our acquisition by The Blackstone Group L.P. described herein and the term “Successor” to refer to the historical financial results and operations of PFF and its subsidiaries after our acquisition by The Blackstone Group L.P. described herein.

PART I

ITEM 1.	BUSINESS

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

•

Eating at Home. Historically, U.S. consumers had been increasing the proportion of their food consumption at restaurants and other food service venues. During the recession in 2008 and 2009, this trend reversed with more consumers eating at home. In 2010, we saw an increase in away from home compared to 2009, but still below 2007 levels. We believe eating at home has been driven by consumers’ increased desire to spend time with family in the home, the growing popularity of cooking as a leisure activity, and consumers’ renewed focus on managing their personal finances prudently given the economic environment.

•

Increase in Private Label. Private label and store brands represent approximately 20% of total packaged food purchases at grocery retail, flat from a year ago. We believe private label share in recent years has been driven by consumers’ increased focus on food prices, certain retailers’ support of store brands, and the improved quality of some private label offerings. However, we believe that brands with well established equities, strong awareness, and consumer preference that continue to differentiate themselves and provide value to the consumer are well positioned to withstand private label competition. In addition, there is significant private label penetration in only four of the twelve categories in which we compete. Therefore, we do not believe the increase in private label presents a significant risk for us.

INDUSTRY SEGMENTS

The packaged food industry is comprised of numerous product categories, each with their own unique competitive dynamics. Pinnacle competes in the following categories within the food industry:

Birds Eye Frozen Division

Industry Category	Category Size	Pinnacle Brands Competing
Frozen vegetables	$2.3 billion	Birds Eye Birds Eye Steamfresh
Frozen complete bagged meals	$618 million	Birds Eye Voila!
Full calorie single-serve frozen dinners and entrees	$1.9 billion	Hungry-Man Swanson (1)
Frozen prepared seafood	$600 million	Mrs. Paul’s Van de Kamp’s
Frozen breakfast	$1.5 billion	Aunt Jemima
Bagels	$679 million	Lenders
Frozen pizza for one	$788 million	Celeste

(1)	In 2010, we discontinued our Swanson brand in the U.S. Market.

Duncan Hines Grocery Division

Industry Category	Category Size	Pinnacle Brands Competing
Baking mixes and frostings	$1.4 billion	Duncan Hines
Shelf-stable pickles, peppers and relish	$974 million	Vlasic
Table syrup	$460 million	Mrs. Butterworth’s Log Cabin
Canned meat	$1.0 billion	Armour Brooks Nalley
Pie and pastry fillings	$198 million	Comstock Wilderness

We also market Open Pit Barbeque sauce in the Midwest market and other smaller brands regionally.

Specialty Foods Division

Snack Products. Our snack products primarily consist of Tim’s Cascade and Snyder of Berlin. These brands have strong local awareness and hold leading market share positions in their core geographic markets.

Food Service and Private Label. We distribute frozen breakfast items, frozen dinners, pickles, peppers, and relish, pie and pastry fillings, bagels, canned meat, and table syrup through the food service channel. We also manufacture private label and/or co-pack products for canned meats, pie and pastry fillings, pickles, peppers, and relish, and frozen seafood.

COMPANY OVERVIEW

We are a leading manufacturer, marketer, and distributor of high-quality, branded convenience food products in North America. Our major brands hold leading market positions in their respective retail categories and enjoy high consumer awareness. Our products are sold through a combination of a national sales broker, regional sales brokers, and a direct sales force that reaches supermarkets, grocery wholesalers and distributors, mass merchandisers, super centers, convenience stores, dollar stores, drug stores, warehouse clubs, foodservice, and other alternative channels in the United States and Canada. We also distribute a selection of our products internationally, primarily in Mexico, the Caribbean, and Latin America. The combination of new product innovation, core product renovation, effective consumer marketing, and strategic acquisitions has helped us create and grow our diverse brand portfolio.

Pinnacle’s products and operations are managed and reported in three operating segments: the Birds Eye Frozen Division, the Duncan Hines Grocery Division and the Specialty Foods Division. Our United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), single-serve frozen dinners and entrées (Hungry-Man, Swanson), frozen seafood (Van de Kamp’s, Mrs. Paul’s), frozen breakfast (Aunt Jemima), bagels (Lender’s), and frozen pizza (Celeste) are reported in the Birds Eye Frozen Division. Our baking mixes and frostings (Duncan Hines), shelf-stable pickles, peppers, and relish (Vlasic), barbeque sauces (Open Pit), pie fillings (Comstock, Wilderness), syrups (Mrs. Butterworth’s and Log Cabin), salad dressing (Bernstein’s), canned meat (Armour, Nalley, Brooks), and all Canadian operations are reported in the Duncan Hines Grocery Division. The Specialty Foods Division consists of snack products (Tim’s Cascade and Snyder of Berlin) and our food service and private label businesses.

On December 23, 2009, we acquired all of the common stock of Birds Eye Foods, Inc. (“Birds Eye”, the “Birds Eye Acquisition”). Birds Eye’s product offering includes an expanding platform of healthy, high-quality frozen vegetables and frozen meals and a portfolio of primarily branded dry foods which are well-aligned with our existing Duncan Hines Grocery Division. Frozen food products are marketed under the Birds Eye brand name, which holds the #1 branded market share in frozen vegetables and the #2 market share in frozen complete bagged meals. Birds Eye markets traditional boxed and bagged frozen vegetables, as well as steamed vegetables using innovative steam-in-packaging technology, under the Birds Eye and Birds Eye Steamfresh brands. Birds Eye’s frozen complete bagged meals, marketed primarily under the family-oriented Birds Eye Voila! brand, offer consumers value-added meal solutions that include a protein, starch, and vegetables in one convenient package. Birds Eye’s branded dry food products hold leading market share positions in their core geographic markets, and include Comstock and Wilderness fruit pie fillings and toppings, Brooks and Nalley chili and chili ingredients, and snack foods by Tim’s Cascade and Snyder of Berlin.

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

COMPETITIVE STRENGTHS

We believe that our competitive strengths include the following:

Diverse Portfolio of Iconic Brands with Leading Market Positions

We are a strong competitor in the packaged food industry with $2.4 billion in net sales during the year ended December 26, 2010, and a diverse portfolio of brands which are market leaders in their respective categories. We offer a broad mix of well-recognized food products that, we believe, consumers purchase largely independent of economic cycles. Most of our brands have been a part of American lives for at least 50 years and about 85% of U.S. households purchase a Pinnacle product. Our Birds Eye brand holds the #1 branded market share in both frozen vegetables and the value sub-segment of frozen complete bagged meals. We believe that this iconic brand with strong health and nutrition credentials has significantly enhanced our frozen food offerings. Our combined brands maintain the #1 or #2 positions in 8 of the 12 major category segments in which they compete. In addition, we believe that consumer awareness of our brands, combined with our national retail distribution and continued consumer investment, help ensure that our brands maintain their iconic standing.

Successful History of Product Innovation, Renovation, and Upgrades

We are focused on tailoring our products to meet changing consumer preferences by improving their health and nutrition profile, increasing convenience, expanding into new occasions, and upgrading and renovating to differentiate and contemporize our products. Our introduction of Birds Eye Voila! frozen complete bagged meals into the market took advantage of consumer trends towards eating healthy and easy to prepare meals. In July 2010, we introduced three new items to the Birds Eye Steamfresh Lightly Sauced line: Rotini and Vegetables with Garlic Butter Sauce, Rigatoni and Vegetables with Tomato Parmesan Sauce and Roasted Red Potatoes with Garlic Butter Sauce. The conversion of Van de Kamp’s to whole white fish fillets, the elimination of high-fructose corn syrup in Log Cabin, and the move to whole grain formulas for Duncan Hines muffins are examples of recent successful product upgrades and renovations. Both Pinnacle and Birds Eye have a history of developing and introducing innovative products into the marketplace. We expect to continue product launches by leveraging our business unit management structure supported by focused research and development teams to deliver new ideas, build new product platforms, and expand into adjacent categories. We plan to drive further sales growth and pursue market share gains through continued investment in product innovations and core product renovation initiatives.

Diversity of Distribution Channels and Customers

We have strong representation in multiple food distribution channels, as well as a broad customer base. The diversity of our multi-channel sales and distribution system enhances our financial results by allowing us to capitalize on differing growth trends within these various distribution channels and customers. Our Birds Eye brand is a market leader in its respective categories and in addition to our Pinnacle brands, provides us a large scale (we are the fifth largest frozen food manufacturer in the United States as measured by IRI in the supermarket, drug and mass merchandise channels (“FDMX”)) which we use to better manage shelf space and product mix, as well as leverage our promotional activities to enhance profitability across our Birds Eye Frozen Division. We continue to expand our significant existing distribution presence in alternative channels including dollar stores, club stores, and mass merchandisers.

Consistent Margins and Strong Free Cash Flow Characteristics

We have historically generated consistent margins and strong cash flows, which we believe are driven by our established and diverse portfolio of brands, focus on operational excellence and lean organizational structure, and extensive distribution system. Additionally, we require limited working capital investments. We also have attractive tax attributes, including $1.1 billion in federal net operating losses, which we believe will result in minimal cash taxes over the next several years. These characteristics lead to strong free cash flows that we believe will provide us an opportunity to reinvest in the business and to reduce our leverage over time.

Successful Track Record of Acquisitions and Integrations

We believe we have the expertise to identify and integrate value-enhancing acquisitions. We selectively pursue acquisitions of complementary businesses, such as Armour and Birds Eye, which we believe are a compelling strategic fit with our existing brands and operations. We acquired Armour in March 2006 and successfully integrated its significant business functions within 120 days. We are realizing significant cost synergies through the integration of Birds Eye into our existing business, which was substantially completed within six months of acquisition.

Proven Management Team and Board of Directors

Our senior management team is highly regarded in the food and beverage industry, with significant prior experience in key leadership roles at leading consumer products organizations. Our top six senior executives have an average of over 25 years of professional experience at large food and beverage companies. The team has a track record of delivering strong operating performance through brand-building initiatives and achieving cost savings through increased productivity. Additionally, our team has been successful at acquiring and integrating companies.

Our Company is led by our CEO, Bob Gamgort, who spent over 10 years at Mars Incorporated (“Mars”), where he served as President of Mars North America from 2002 to 2009, managing the company’s portfolio of confectionery, main meal, pet food, and retail businesses. During his tenure, he was responsible for integrating four acquisitions of significant size. Craig Steeneck, our CFO since July 2007, joined Pinnacle in 2005 as Executive Vice President, Supply Chain Finance & IT, prior to which he served as Executive Vice President, CFO and CAO of Cendant Timeshare Resort Group. Mr. Steeneck has integrated seven acquisitions in his various roles. Other key executives have extensive industry expertise and most of the management team has significant experience integrating acquisitions.

Additionally, our Board of Directors provides significant additional industry experience and guidance. Chairman Roger Deromedi, who has nearly 30 years of experience in the food industry globally, has held the positions of CEO of Kraft Foods Inc. and President and CEO of Kraft Foods International.

STRATEGIES

We intend to profitably grow our business through the following strategic initiatives:

Maximize the Value of Our Brands

Our strategy is to drive demand for our brands through developing consumer insights, investing in targeted product innovation and core product renovation, and executing effective consumer marketing. We believe that our business model, which appropriately balances consumer marketing, trade support and brand innovation, will strengthen our brands and enhance sales for us and our customers. We make extensive use of marketing mix modeling tools to optimize marketing investments and utilize consumer insights to contemporize our brands through relevant products, packaging, and communication. Our innovation program is focused on expanding into new occasions and attracting new users into our franchises. We intend to continue to improve the health and nutrition profile of our offerings to satisfy changing consumer preferences.

We create new ideas to generate incremental sales and earnings through new platforms and expansion into adjacent categories. We utilize rigorous and consistently applied models and protocols to launch successful new products, and then support these new products with strategic consumer marketing and trade promotions.

We strive to be a preferred supplier to our key customers. We have longstanding relationships with leading retailers, and we intend to continue to partner with them to maximize mutual profitability. Our strategy prioritizes resources to customers and channels that are growing share of consumer purchases. Our consumer and category insights allow us to enhance customer category management and optimize SKU range to ensure distribution of high-velocity items. We expect to continue to leverage the strengths of our national food broker for improved retail merchandising and in-store promotional performance.

Enhance Margins through Optimization of Product Mix and Ongoing Cost Reduction Initiatives

We intend to continue to enhance profitability through proactive line and SKU management and harmonization of packaging and ingredients. In 2008, we began an initiative to exit significant portions of our private label business, retaining only certain strategic accounts and products. We plan to continue to focus our attention and resources on driving the growth of our core brands. Through actively managing product mix toward our branded business, we believe we can reduce operational complexity, increase productivity in the supply chain, and drive margin enhancement. This is consistent with how Birds Eye ran its business prior to the acquisition.

We have a strong organizational focus on obtaining annual productivity-related cost savings through the active management of procurement, manufacturing, logistics and selling, general and administrative costs. We have various ongoing initiatives designed to better manage our purchasing, manufacturing, and warehousing and transportation costs, while improving customer service levels and reducing our net working capital requirements. Among other initiatives, we have implemented LEAN manufacturing programs and installed process monitoring systems across our plants.

Evaluate Targeted Strategic Acquisition Opportunities

In addition to pursuing organic revenue and earnings growth in our existing businesses, we will continue to evaluate targeted, value-enhancing acquisitions that complement our current portfolio. These acquisitions will be evaluated using the following criteria:

•	iconic brands with leading market positions and attractive and sustainable margins;

•	in existing or adjacent growth categories; and

•	allowing us to leverage existing capabilities in marketing, sales, manufacturing, and/or logistics

Our management team has demonstrated its ability to identify and successfully integrate value-enhancing acquisitions, and we believe our capabilities are further enhanced with the support of Blackstone and our Board of Directors.

BUSINESS SEGMENTS

Birds Eye Frozen Division

Birds Eye is the largest brand in the $2.3 billion frozen vegetables category. Collectively, our steamed and non-steamed product offerings hold the #1 position among branded products, with a 26.7% market share, making Birds Eye the most recognized frozen vegetables brand in the United States. With the launch of Birds Eye Steamfresh vegetables in January 2006, Birds Eye was the first company to capture a nationwide market share with a product that enables consumers to conveniently steam vegetables in microwaveable packaging. The steamed segment represents 30.6% of the overall category, and Birds Eye holds a 50.3% market share of the steamed segment. The non-steamed segment comprises 69.4% of the overall category, and Birds Eye holds a 16.3% market share of the non-steamed segment. We believe that enhancing vegetables is an effective way to encourage healthy and nutritious eating in America, by elevating the taste experience. In July 2010, we introduced three new items to the Birds Eye Steamfresh Lightly Sauced line: Rotini and Vegetables with Garlic Butter Sauce, Rigatoni and Vegetables with Tomato Parmesan Sauce and Roasted Red Potatoes with Garlic Butter Sauce. We also compete in the frozen complete bagged meals category with our Birds Eye Voila! brand. Birds Eye Voila! is the #2 competitor in the $618 million frozen complete bagged meals segment, with a 17.4% market share and is the fastest growing established brand in the segment having grown share by 2.7 points in 2010. Birds Eye Voila! frozen complete bagged meals offer consumers value-added meal solutions that include a protein, starch, and vegetables in one convenient package.

In addition, our Birds Eye Frozen Division competes in various other segments as described under the caption “Business – Industry Overview” in Item 1 of this Form 10-K. All of our brands are ranked within the top four with respect to market share for the individual categories in which they compete, with many holding either the #1 or #2 positions in their respective category segments.

Duncan Hines Grocery Division

Our baking mixes and frostings include Duncan Hines cake mixes, ready-to-serve frostings, brownie mixes, muffin mixes, and cookie mixes. Duncan Hines was introduced as a national brand in 1956 when Duncan Hines, a renowned restaurant critic and gourmet, launched the brand as part of his efforts to bring restaurant-quality food to American homes. Duncan Hines has expanded its presence at retail over the past year through a commitment to innovation. In 2010, Duncan Hines launched Amazing Glazes, a light, decadent dessert topping in both chocolate and vanilla flavors. This heat and pour topping establishes a new sub-segment unique from spreadable frosting. Also in 2010, we continued to expand our line of Decadent Cake with the introduction of Duncan Hines Decadent Triple Chocolate Cake and Duncan Hines Decadent Apple Caramel Cake. Duncan Hines is the #2 brand with a 17.1% market share of the $1.4 billion baking mixes and frostings category.

We also offer a complete line of shelf-stable pickle, pepper, and relish products that we market and distribute nationally, primarily under the Vlasic brand, and regionally under the Milwaukee’s and Wiejske Wyroby brands. Our Vlasic brand, represented by its trademark Vlasic stork, was introduced over 65 years ago and has the highest consumer awareness and quality ratings in the pickle category. Vlasic is the #1 brand in the $974 million shelf-stable pickles, peppers, and relish category, with an 18.7% share of the overall category and a 30.0% share of the $517 million shelf-stable pickle segment.

In addition, our Duncan Hines Grocery Division competes in various other segments as described under the caption “Business – Industry Overview” in Item 1 of this Form 10-K. All of our national brands are ranked within the top four with respect to market share for the individual categories in which they compete, with many holding either the #1 or #2 positions in their respective category segments.

Specialty Foods Division

Snack Products. Our snack products primarily consist of Tim’s Cascade and Snyder of Berlin. These brands have strong local awareness and hold leading market share positions in their core geographic markets.

Food Service and Private Label. We distribute frozen breakfast, frozen dinners, bagels, pickles, peppers, and relish, canned meat, and table syrup through the food service channel. We also manufacture private label and/or co-pack products for canned meats, pickles, peppers, and relish, and frozen seafood.

Our business segments are discussed in greater detail in Note 17 to our Consolidated Financial Statements.

ACQUISITIONS

Pinnacle Foods Group Inc., (“PFGI”) was incorporated under Delaware law on June 19, 1998. Pinnacle Foods Finance LLC and Pinnacle Foods Finance Corp. were formed under Delaware law on March 5, 2007 and February 28, 2007, respectively. Our principal executive offices are located at 1 Bloomfield Avenue, Mountain Lakes, New Jersey 07046. Our telephone number is (973) 541-6620.

Armour Acquisition

On March 1, 2006, PFGI acquired certain assets and assumed certain liabilities of the food products business (the “Armour Business”) of The Dial Corporation for $189.2 million in cash, including transaction expenses. The Armour Business is a leading manufacturer, distributor, and marketer of products in the $1.0 billion canned meat category. The Armour Business offers products in twelve of the fifteen segments within the canned meat category and maintains the leading market position in the Vienna sausage, potted meat, and sliced beef categories. The business also includes meat spreads, chili, luncheon meat, corned and roast beef hash, and beef stew. The majority of the products are produced at the manufacturing facility located in Ft. Madison, Iowa, which was acquired in the transaction. Products are sold under the Armour brand name as well as through certain private label and co-pack arrangements.

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

Reorganization of Subsidiaries

In order to simplify administrative matters and financial reporting, on September 30, 2007, Pinnacle Foods Corporation (“PFC”) merged with and into PFGI. As a final step to the reorganization, PFGI was converted from a Delaware corporation into a Delaware limited liability company under Delaware law on October 1, 2007 under the name Pinnacle Foods Group LLC.

Birds Eye Acquisition

On November 18, 2009, PFG LLC entered into the Stock Purchase Agreement with Birds Eye Holdings and Birds Eye Foods, Inc. pursuant to which PFG LLC acquired all of the issued and outstanding common stock of Birds Eye Foods, Inc. from Birds Eye Holdings. PFG LLC is controlled by Blackstone. At the closing of the Birds Eye Acquisition on December 23, 2009, PFG LLC purchased all of the outstanding shares of Birds Eye’s common stock, par value $0.01 per share, for a purchase price of $670.0 million in cash.

The following chart illustrates our growth:

Date	Event	Selected Brands Acquired
2001	• Pinnacle Foods Holding Corporation formed by Hicks, Muse, Tate & Furst Incorporated and CDM Investor Group LLC to acquire the North American business of Vlasic Foods International Inc.	• Hungry-Man and Swanson (1) • Vlasic • Open Pit

2003	• Crunch Holding Corp., indirectly owned by J.P. Morgan Partners LLC, J.W. Childs Associates, L.P. and CDM Investor Group LLC acquire Pinnacle Foods Holding Corporation

2004	• Merger of Pinnacle Foods Holding Corporation with Aurora completed and surviving company renamed Pinnacle Foods Group Inc.	• Duncan Hines • Van de Kamp’s and Mrs. Paul’s • Log Cabin and Mrs. Butterworth’s • Lender’s • Celeste • Aunt Jemima (frozen breakfast products) (1)

2006	• Acquired Armour Business from the Dial Corporation	• Armour (1)

2007	• Crunch Holding Corp. acquired by The Blackstone Group

Date	Event	Selected Brands Acquired
2009	• Birds Eye Foods, Inc. acquired by Pinnacle Foods Group LLC	• Birds Eye • Birds Eye Steamfresh • Birds Eye Voila! • Comstock • Wilderness • Brooks • Nalley • Tim’s Cascade • Snyder of Berlin

(1)	We manufacture and market these products under licenses granted by Campbell Soup Company (Swanson), the Quaker Oats Company (Aunt Jemima) and Smithfield Foods (Armour). These licenses are discussed further in the section titled “Trademarks and Patents”.

CUSTOMERS

We have several large customers that account for a significant portion of our net sales. Wal-Mart and its affiliates is our largest customer and represented approximately 25%, 25% and 23% of our consolidated net sales in fiscal 2010, 2009 and 2008, respectively. Cumulatively, including Wal-Mart, our top ten customers accounted for approximately 61% in fiscal 2010, 58% in fiscal 2009 and 57% of our net sales in fiscal year 2008.

MARKETING

Our marketing programs consist of consumer advertising, consumer promotions, trade promotions, direct marketing, cause related marketing and public relations. Our advertising consists of television, newspaper, magazine, and digital and social advertising aimed at increasing consumer preference and usage of our brands. Consumer promotions include free trial offers, targeted coupons, and on-package offers to generate trial usage and increase purchase frequency. Our trade promotions focus on obtaining retail feature and display support, achieving optimum retail product prices, and securing retail shelf space. We continue to shift our marketing efforts toward building long-term brand equity through increased consumer marketing.

RESEARCH AND DEVELOPMENT

Pinnacle’s Product Development and Technical Services teams are currently located in Cherry Hill, New Jersey, Mountain Lakes, New Jersey and Green Bay, Wisconsin. These teams focus on new product development, product-quality improvements, regulatory compliance, package development, quality assurance, consumer affairs and brand extensions for our Duncan Hines Grocery, Birds Eye Frozen and Specialty Food products. Our Green Bay, Wisconsin team primarily focuses on Birds Eye Frozen products, while our Cherry Hill, New Jersey team focuses on Duncan Hines Grocery products. Our Cherry Hill, New Jersey team is in the process of being relocated to Parsippany, New Jersey to facilitate interaction with the marketing staff in accomplishing our product development goals. Pinnacle’s internal research and development expenditures totaled $9.4 million, $4.6 million and $3.5 million for fiscal years 2010, 2009 and 2008, respectively. In 2010, our costs were much higher compared to prior years due to the Birds Eye Acquisition.

INTELLECTUAL PROPERTY

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

We manufacture and market certain of our frozen breakfast products under the Aunt Jemima brand pursuant to a royalty-free, exclusive (as to frozen breakfast products only) and perpetual license granted by The Quaker Oats Company, a subsidiary of PepsiCo Inc. The license gives us the right to use certain Aunt Jemima trademarks both inside and outside the United States in connection with the manufacture and sale of waffles, pancakes, French toast, pancake batter, biscuits, muffins, strudel, croissants, and all other frozen breakfast products, excluding frozen cereal. The license requires us to obtain the approval of The Quaker Oats Company for any labels, packaging, advertising, and promotional materials bearing the Aunt Jemima trademark. The license contains standard provisions, including those dealing with quality control and termination by The Quaker Oats Company as well as assignment and consent. If we were to breach any material term of the license and not timely cure such breach, The Quaker Oats Company could terminate the license.

We have a license agreement granting us an exclusive, royalty bearing, perpetual license to use certain Armour trademarks. Under the license agreement, Smithfield Foods, as successor to ConAgra, Inc., the licensor, grants us a license for the use of various Armour-related trademarks in conjunction with shelf-stable products within the United States. The shelf-stable products must be manufactured according to approved formulas and specifications, and new specifications must be approved by the licensor, with such approval not to be unreasonably withheld or delayed. Proposed labels, packaging, advertising, and promotional materials must first be submitted to the licensor for approval, with such approval not to be unreasonably withheld or delayed. We are required to make annual royalty payments to the licensor equal to the greater of $0.3 million or a percentage royalty based upon our annual net sales of the approved shelf-stable products. If we were to materially breach the license agreement, Smithfield Foods could terminate the license. We maintain Armour-related registrations in many other countries.

We have a license agreement whereby the Company receives $0.8 million per year in royalties from the Dean Pickle and Specialty Products Company, a subsidiary of TreeHouse Foods, Inc., for the use of the Nalley® trademark in the production of the Nalley’s Pickle brand.

We also manufacture frozen complete bagged meals under the The Voila! trademark which is subject to an exclusive license agreement with a third party and limited to use in connection with meat and vegetable products.

Although we own a number of patents covering manufacturing processes, we do not believe that our business depends on any one of these patents to a material extent.

SALES AND DISTRIBUTION

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

Due to the different demands of distribution for frozen and shelf-stable products, we maintain separate distribution systems. Our Birds Eye Frozen Division’s product warehouse and distribution network consists of 17 locations. Birds Eye Frozen Division products are distributed by means of five owned and operated warehouses at our Mattoon, Illinois, Waseca, Minnesota, Fulton, New York, Jackson, Tennessee and Darien, Wisconsin plants. In addition, we utilize ten distribution centers in the United States and two distribution centers in Canada, all of which are owned and operated by third-party logistics providers. Our Duncan Hines Grocery Division’s product warehouse and distribution network consists of 14 locations. Duncan Hines Grocery Division products are distributed through a system of thirteen distribution sites in the United States, which include six warehouses that are owned and operated by us at our plants in Millsboro, Delaware, St. Elmo, Illinois, Ft. Madison, Iowa, Fennville, Michigan, Imlay City, Michigan and Tacoma, Washington, as well as seven other locations which are owned and operated by third-party logistics providers. We also distribute Duncan Hines Grocery products from one leased distribution center in Canada. In each third-party operated location, the provider receives, handles and stores products. Our distribution system uses a combination of common carrier trucking and inter-modal rail transport. In addition to these locations, our snack products are primarily distributed through a direct store delivery (“DSD”) network in the Midwest, Mid-Atlantic, and Pacific Northwest, a portion of which is owned and operated by Pinnacle and a portion of which utilizes third-party providers. We believe that our sales and distribution network is scalable and has the capacity to support substantial increases in volume.

INGREDIENTS AND PACKAGING

We believe that the ingredients and packaging used to produce our products are readily available through multiple sources. Our ingredients typically account for approximately 54% of our annual cost of products sold, and primarily include sugar, cucumbers, flour (wheat), vegetables, fruits, poultry, seafood, proteins, vegetable oils, shortening, meat, corn syrup, and other agricultural products. Certain vegetables and fruits are purchased under dedicated acreage supply contracts from a number of growers prior to each growing season, while a smaller portion is sourced directly from third parties. Our packaging costs, primarily for aluminum, glass jars, plastic trays, corrugated fiberboard, polyfilm, and plastic packaging materials, typically account for approximately 21% of our annual cost of products sold.

MANUFACTURING

Owned and Operated Manufacturing Facilities. We own and operate thirteen manufacturing facilities for our products. See Item 2, “Properties” for a listing of our manufacturing facilities.

Co-Packing Arrangements. In addition to our own manufacturing facilities, we source a significant portion of our products under “co-packing” agreements, a common industry practice in which manufacturing is outsourced to other companies. We regularly evaluate our co-packing arrangements to ensure the most cost-effective manufacturing of our products and to utilize company-owned manufacturing facilities most effectively. Third-parties produce our Duncan Hines product line, Aunt Jemima breakfast sandwich product line, and certain seafood and vegetable products. Each of our co-packers produces products for other companies as well. We believe that there are alternative sources of co-packing production readily available for the majority of our products, although we may experience short-term disturbances in our operations if we are required to change our co-packing arrangements.

SEASONALITY

Our sales and cash flows are affected by seasonal cyclicality. Sales of frozen foods, including seafood, frozen vegetables, and frozen complete bagged meals tend to be marginally higher during the winter months. Sales of pickles, relishes, barbecue sauces, potato chips and salad dressings tend to be higher in the spring and summer months, and demand for Duncan Hines products, Birds Eye vegetables and our fruit fillings tend to be higher around the Easter, Thanksgiving, and Christmas holidays. We pack the majority of our pickles during a season extending from May through September, and also increase our Duncan Hines inventories at that time, in advance of the selling season. Since many of the raw materials we process under the Birds Eye brand are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the purchase of such crops. As a result, our inventory levels tend to be higher during August, September, and October, and thus we require more working capital during these months. We are a seasonal net user of cash in the third quarter of the calendar year.

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

Our most significant competitors for our products are:

Our Products	Competitor
Single-serve frozen dinners, and entrées	Nestle, ConAgra and Heinz
Multi-serve frozen dinners and entrées	Unilever, Contessa, Nestle, and ConAgra
Shelf-stable pickles, peppers, and relishes.	B&G Foods, Inc. , Mt. Olive and private label
Baking mixes, pie fillings and frostings	General Mills, J.M. Smucker Co. and Knouse Fruit
Table syrups	PepsiCo Inc, Kellogg’s and private label
Frozen vegetables	General Mills and private label
Frozen prepared seafood	Gorton’s and Seapak
Frozen breakfast	Kellogg’s, General Mills and Sara Lee
Bagels	Bimbo Bakeries USA, Sara Lee and private label
Canned meat	ConAgra and Hormel
Frozen pizza-for-one	General Mills, Schwan’s and private label
Snacks	PepsiCo, and private label

EMPLOYEES

We employed approximately 4,400 people as of December 26, 2010 with approximately 70% of our hourly employees unionized. Due to the seasonality of our pickle and vegetable businesses our employment fluctuates throughout the year, and thus our average number of employees was approximately 5,000 throughout 2010. In 2011, collective bargaining agreements expire for 479 of our union employees in Fayetteville (October 2011) and 113 of our union employees in Tacoma (January – April 2011). Collective bargaining agreements for our Tacoma employees will not be renegotiated, as we are in the process of relocating our canning operations in Tacoma to our Ft. Madison facility. This is discussed in greater detail in Note 7 to our Consolidated Financial Statements.

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

In working to resolve an environmental wastewater investigation by the State of Michigan Department of Natural Resources and Environment (MDNRE) at the Company’s Birds Eye Foods Fennville MI production facility, on July 20, 2010, the Company and the MDNRE reached an agreement (“Administrative Consent Order” or “ACO”). Under the terms of the ACO, Birds Eye Foods will construct a new wastewater treatment system at the facility currently estimated at $4.6 million and contribute a minimum of $70 thousand to the hookup of the city’s water supply extension to affected residents. We have not incurred, nor do we anticipate incurring, any other material expenditures made in order to comply with current environmental laws or regulations. We are not aware of any environmental liabilities that we would expect to have a material adverse effect on our business. However, discovery of additional contamination for which we are responsible, the enactment of new laws and regulations, or changes in how existing requirements are enforced could require us to incur additional costs for compliance or subject us to unexpected liabilities.

INSURANCE

We maintain general liability and product liability, property, worker’s compensation, director and officer and other insurance in amounts and on terms that we believe are customary for companies similarly situated. In addition, we maintain excess insurance where we reasonably believe it is cost effective.

ADDITIONAL INFORMATION

Additional information pertaining to our businesses, including operating segments, is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Related Information” under Item 7 of this Form 10-K and in Note 17 to the Consolidated Financial Statements, “Segments”, which is included under Item 8 of this Form 10-K.

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

We are highly leveraged. As of December 26, 2010, our total indebtedness was $2.8 billion. Our high degree of leverage could have important consequences, including:

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

Pinnacle is dependent upon a limited number of large customers for a significant percentage of its sales. Wal-Mart Stores, Inc. (“Wal-Mart”) and its affiliates are Pinnacle’s largest customer and represented approximately 25%, 25%, and 23% of our consolidated net sales in fiscal 2010, 2009 and 2008, respectively. Cumulatively, including Wal-Mart, our top ten customers accounted for approximately 61% in fiscal 2010, 58% in fiscal 2009 and 57% in fiscal 2008.

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

As described in greater detail under the caption “Business – Intellectual Property” in Item 1 of this Form 10-K, we manufacture our Aunt Jemima, Armour, Swanson and Voila! brands under license agreements from various third parties. The loss of any of these licenses would have a material adverse effect on our business.

For many of our products, we primarily rely on a single source manufacturing system where a significant disruption in a facility could affect our business, financial condition, and results of operations.

With the exception of our pickles, peppers, and relish products that are produced in two facilities (Imlay City, Michigan and Millsboro, Delaware), Birds Eye’s frozen vegetables products which are produced in three facilities (Fulton, New York, Waseca, Minnesota, and Darien, Wisconsin) and Birds Eye’s frozen complete bagged meals products, which are produced in two facilities (Fulton, New York, and Darien, Wisconsin), none of our products are produced in significant amounts at multiple manufacturing facilities or co-packers. Significant unscheduled downtime at any of our facilities or co-packers due to equipment breakdowns, power failures, natural disasters, or any other cause could adversely affect our ability to provide products to our customers, which would affect our sales, financial condition, and results of operations.

We are vulnerable to fluctuations in the price and supply of food ingredients, packaging materials, and freight.

The prices of the food ingredients, packaging materials, and freight are subject to fluctuations in price attributable to, among other things, changes in supply and demand of crops or other commodities, fuel prices, and government-sponsored agricultural and livestock programs. The sales prices to our customers are a delivered price. Therefore, changes in our input costs could impact our gross margins. Our ability to pass along higher costs through price increases to our customers is dependent upon competitive conditions and pricing methodologies employed in the various markets in which we compete.

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

We may not be able to successfully integrate businesses we may acquire in the future and we may not be able to realize anticipated cost savings, revenue enhancements, or other synergies from such acquisitions.

Our ability to successfully implement our business plan and achieve targeted financial results is dependent on our ability to successfully integrate businesses we may acquire in the future. The process of integrating an acquired business, involves risks. These risks include, but are not limited to:

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

•	costs and expenses associated with any undisclosed or potential liabilities;

•	the use of more cash or other financial resources on integration and implementation activities than we expect;

•	increases in other expenses unrelated to the acquisition, which may offset the cost savings and other synergies from the acquisition;

•

our ability to eliminate duplicative back office overhead and redundant selling, general, and administrative functions, obtain procurement-related savings, rationalize our distribution and warehousing networks, rationalize manufacturing capacity and shift production to more economical facilities; and

•	our ability to avoid labor disruptions in connection with any integration, particularly in connection with any headcount reduction.

Failure to successfully integrate acquired businesses may result in reduced levels of revenue, earnings, or operating efficiency than might have been achieved if we had not acquired such businesses.

In addition, any future acquisitions could result in the incurrence of additional debt and related interest expense, contingent liabilities, and amortization expenses related to intangible assets, which could have a material adverse effect on our financial condition, operating results, and cash flow.

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

We sell food products for human consumption, which involves risks such as product contamination or spoilage, misbranding, product tampering, and other adulteration of food products. Consumption of a misbranded, adulterated, contaminated, or spoiled product may result in personal illness or injury. We could be subject to claims or lawsuits relating to an actual or alleged illness or injury, and we could incur liabilities that are not insured or exceed our insurance coverage. Even if product liability claims against us are not successful or fully pursued, these claims could be costly and time consuming and may require our management to spend time defending the claims rather than operating our business.

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

As described in greater detail under the caption “Seasonality” in Item 1 of this Form 10-K, our sales and cash flows are affected by seasonal cyclicality. For these reasons, sequential quarterly comparisons are not a good indication of our performance or how we may perform in the future. If we are unable to obtain access to working capital or if seasonal fluctuations are greater than anticipated, there could be an adverse effect on our financial condition, results of operations or cash flows.

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

We hold investments in equity and debt securities in our qualified defined benefit pension plans. Deterioration in the value of plan assets, resulting from a general financial downturn or otherwise, could cause an increase in the underfunded status of our defined benefit pension plans, thereby increasing our obligation to make contributions to the plans. For example, from December 2007 to December 2008, the underfunding in the Pinnacle Foods Pension Plan For Employees Covered By Collective Bargaining Agreements (“Pinnacle Foods Pension Plan”) increased from $7.4 million to $36.5 million. This was primarily caused by the economic downturn in the US in the fourth quarter of 2008. The underfunding in our Pinnacle Foods Pension Plan as of December 26, 2010 was $28.6 million.

We also maintain a defined benefit plan acquired in connection with the Birds Eye Acquisition (“Birds Eye Foods Pension Plan”). Although the benefits under these defined benefit pension plans for many employees are frozen, we remain obligated to ensure that the plan is funded in accordance with applicable regulations. The Birds Eye Foods Pension Plan is underfunded by approximately $44.2 million as of December 26, 2010.

Our obligation to make contributions to the pension plans could reduce the cash available for working capital and other corporate uses, and may have an adverse impact on our operations, financial condition, and liquidity.

Our financial well-being could be jeopardized by unforeseen changes in our employees’ collective bargaining agreements or shifts in union policy.

We employed approximately 4,400 people as of December 26, 2010 with approximately 70% of our hourly employees unionized. Due to the seasonality of our pickle and vegetable businesses our employment fluctuates throughout the year, and thus our average number of employees was about 5,000 throughout 2010. In 2011, collective bargaining agreements expire for 479 of our union employees in Fayetteville (October 2011) and 113 of our union employees in Tacoma (January – April 2011). Collective bargaining agreements for our Tacoma employees will not be renegotiated as we are in the process of relocating our canning operations in Tacoma to our Ft. Madison facility. This is discussed in greater detail in Note 7 to our Consolidated Financial Statements.

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

Our operations are subject to extensive regulation by the U.S. Food and Drug Administration, the U.S. Department of Agriculture and other national, state, and local authorities. Specifically, we are subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, and safety of food. Under this program, the FDA regulates manufacturing practices for foods through its current “good manufacturing practices” regulations and specifies the recipes for certain foods. Our processing facilities and products are subject to periodic inspection by federal, state, and local authorities. In addition, we must comply with similar laws in Canada. In January 2011, the FDA’s Food Safety Modernization Act was signed into law. The law will increase the number of inspections at food facilities in the U.S. in an effort to enhance the detection of food borne illness outbreaks, and order recalls of tainted food products. We seek to comply with applicable regulations through a combination of employing internal personnel to ensure quality-assurance compliance (for example, assuring that food packages contain only ingredients as specified on the package labeling) and contracting with third-party laboratories that conduct analyses of products for the nutritional-labeling requirements.

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

At December 26, 2010, the carrying value of goodwill and tradenames was $1,564.4 million and $1,629.8 million, respectively. We evaluate the carrying amount of goodwill and indefinite-lived intangible assets for impairment on an annual basis, in December, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount. We have recorded impairment charges in recent years, including in 2010. The value of goodwill and intangible assets will be derived from our business operating plans and is susceptible to an adverse change in demand, input costs, general changes in the business, or changes in the overall economic environment and could require an impairment charge in the future.

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

If there is an unfavorable adjustment from an IRS examination (whether as a result of a change in law or IRS policy or otherwise) that reduces any of our net operating loss carryforwards (“NOLs”), cash taxes may increase and impact our ability to make interest payments on our indebtedness, including the notes. As of December 26, 2010, we had NOLs for U.S. federal income tax purposes of $1.1 billion. Certain of these NOLs are subject to annual limitations under Section 382 of the Internal Revenue Code of 1986 (“the Code”). These limitations and/or our failure to generate sufficient taxable income may result in the expiration of the NOLs before they are utilized.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We own and operate the following thirteen manufacturing and warehouse facilities:

Facility location	Principal products	Facility size
Darien, Wisconsin	Frozen vegetables and complete bagged meals	551,600 square feet
Millsboro, Delaware	Pickles, peppers, relish	460,000 square feet
Ft. Madison, Iowa	Canned meat	450,000 square feet
Imlay City, Michigan	Pickles, peppers, relish	344,000 square feet
Fayetteville, Arkansas	Frozen dinners and entrees	335,000 square feet
Fennville, Michigan	Fruit toppings and fillings	329,866 square feet
Jackson, Tennessee	Frozen breakfast, frozen pizza, frozen prepared seafood	302,000 square feet
Tacoma, Washington	Chili and chili ingredients, dressings	286,468 square feet
Waseca, Minnesota	Frozen vegetables	258,475 square feet
Fulton, New York	Frozen vegetables and complete bagged meals	254,856 square feet
St. Elmo, Illinois	Syrup, barbecue sauce	250,000 square feet
Mattoon, Illinois	Bagels, frozen breakfast	215,000 square feet
Berlin, Pennsylvania	Snack foods	183,500 square feet

We have entered into co-packing (third-party manufacturing) agreements with several manufacturers for certain of our finished products. Our co-packed finished products include our Duncan Hines product line, Aunt Jemima breakfast sandwich product line, and certain seafood and vegetable products. All of our Duncan Hines cake mix, brownie mix, specialty mix and frosting production equipment, including co-milling, blending and packaging equipment, is located at the contract manufacturers’ facilities. The most significant Duncan Hines co-packing agreement will expire in June 2015. We believe that our manufacturing facilities, together with our co-packing agreements, provide us with sufficient capacity to accommodate our planned internal growth.

We also lease a manufacturing plant, warehouse and distribution center in Algona, Washington, warehouses in Darien, Wisconsin and Waseca, Minnesota.

We also lease office space under operating leases (expiring) in Mountain Lakes, New Jersey (November 2013); Parsippany, New Jersey (April 2023), Cherry Hill, New Jersey (October 2021); Rochester, New York (December 2011); Lewisburg, Pennsylvania (Month to Month); Fayetteville, Arkansas (Month to Month); Mississauga, Ontario (August 2015) and Green Bay, Wisconsin (June 2012). The lease for our Parsippany, New Jersey office began in 2011 and we will transition our Mountain Lakes office to this location during 2011 and 2012. This office will become the new corporate headquarters of our company.

ITEM 3.	LEGAL PROCEEDINGS

Lehman Brothers Special Financing

On June 4, 2010 Lehman Brothers Special Financing (LBSF) initiated a claim against the Company in LBSF’s bankruptcy proceeding for an additional payment from the Company of $19.7 million, related to certain derivative contracts which the Company had earlier terminated due to LBSF’s default as a result of its bankruptcy filing in 2008. In accordance with the terms of the contracts, following LBSF’s bankruptcy filing, the Company terminated the contracts and paid LBSF approximately $22.3 million. The Company believes that the claim is without merit and intends to vigorously defend against it.

Commitment of $4.6 Million Capital Expenditure

In working to resolve an environmental wastewater investigation by the State of Michigan Department of Natural Resources and Environment (MDNRE) at the Company’s Birds Eye Foods Fennville MI production facility, on July 20, 2010, the Company and the MDNRE reached an agreement (“Administrative Consent Order” or “ACO”). Under the terms of the ACO, Birds Eye Foods will construct a new wastewater treatment system at the facility currently estimated at $4.6 million and contribute a minimum of $70 thousand to the hookup of the City’s water supply extension to affected residents.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for our common stock. As of December 26, 2010, one hundred percent of our common stock was held by our parent, Crunch Holding Corp. We did not pay any dividends in respect to our common stock in fiscal 2010.

Our senior secured credit facilities, the indentures governing our 9.25% Senior Notes due 2015 and 8.25% Senior Notes due 2017 (collectively referred to as the “Senior Notes Indentures”) and the indentures governing our 10.625% Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes Indenture” and together with the Senior Notes Indentures, the “Indentures”) each contain covenants that limit our ability to pay dividends and take on additional indebtedness. The Indentures contain a limitation on restricted payments, including dividends, that is described in greater detail in footnotes (3) and (4) to the last table in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt—Covenant Compliance” included elsewhere in this Form 10-K. The senior secured credit facilities also limit our ability to make restricted payments, including dividends, subject to exceptions, including an exception that permits restricted payments up to an aggregate amount of (together with certain other amounts) the greater of $50 million and 2% of our consolidated total assets, so long as no default has occurred and is continuing and our pro forma Senior Secured Leverage Ratio would be no greater than 4.25 to 1.00. For the description of our Senior Secured Leverage Ratio and its level as of the last balance sheet date, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources Debt Covenant Compliance.” In addition, the senior secured credit facilities and the Indentures contain exceptions from the limitation on restricted payments that would allow dividends on common stock following the first public offering, if any, of our common stock in an amount up to 6% per year of the net proceeds received by or contributed to our company in or from such public offering, subject to exceptions.

ITEM 6.	SELECTED FINANCIAL DATA

PFG LLC is referred to as the “Predecessor” for the period prior to the acquisition of our Company by The Blackstone Group and PFF is referred to as the “Successor” subsequent to the acquisition of our Company by The Blackstone Group.

The following table sets forth selected historical consolidated financial and other operating data for the following periods:

•	for Successor and its subsidiaries as of and for the fiscal years ended December 26, 2010, December 27, 2009, December 28, 2008, and the 39 weeks ended December 30, 2007;

•	for Predecessor and its subsidiaries for the period from January 1, 2007 to April 2, 2007, immediately prior to our acquisition by The Blackstone Group and for the fiscal year ended December 31, 2006.

The selected financial data of the Successor as of December 26, 2010 and December 27, 2009 and for the fiscal years ended December 26, 2010, December 27, 2009 and December 28, 2008 have been derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The selected financial data for the Successor for the 39 weeks ended December 30, 2007 has been derived from prior 10-K filings of the Successor. The selected financial data of the Predecessor for the period from January 1, 2007 to April 2, 2007, and for the fiscal year ended December 31, 2006 have been derived from the audited consolidated financial statements of the Predecessor.

The selected financial data presented below should be read in conjunction with our consolidated financial statements and the notes to those statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Successor				Predecessor
($ in Thousands)	Fiscal Year ended December 26, 2010	Fiscal Year ended December 27, 2009	Fiscal Year ended December 28, 2008	39 weeks ended December 30, 2007	13 weeks ended April 2, 2007	Fiscal Year ended December 31, 2006
Statement of operations data:
Net sales	$2,436,703	$1,642,931	$1,556,408	$1,137,898	$376,587	$1,442,256
Cost of products sold	1,834,375	1,263,627	1,217,929	895,306	293,191	1,122,646

Gross profit	602,328	379,304	338,479	242,592	83,396	319,610
Operating expenses
Marketing and selling expenses	172,344	123,833	111,372	87,409	34,975	103,550
Administrative expenses	109,950	62,737	47,832	40,715	17,714	52,447
Research and development expenses	9,387	4,562	3,496	2,928	1,437	4,037
Other expense (income), net	45,495	42,214	24,363	12,028	51,042	14,186

Total operating expenses	337,176	233,346	187,063	143,080	105,168	174,220

Earnings (loss) before interest and taxes	265,152	145,958	151,416	99,512	(21,772)	145,390
Interest expense	236,004	121,167	153,280	124,504	39,079	86,615
Interest income	288	89	319	1,029	486	1,247

Earnings (loss) before income taxes	29,436	24,880	(1,545)	(23,963)	(60,365)	60,022
Provision (benefit) for income taxes	7,399	(277,723)	27,036	24,746	6,284	26,098

Net earnings (loss)	$22,037	$302,603	$(28,581)	$(48,709)	$(66,649)	$33,924

Other financial data:
Net cash provided by operating activities	$256,978	$116,243	$16,759	$60,139	$55,684	$161,563
Net cash used in investing activities	(81,272)	(1,366,776)	(32,598)	(1,340,353)	(5,027)	(213,657)
Net cash provided by (used in) financing activities	(134,321)	1,319,828	14,239	1,286,062	(46,293)	63,912
Depreciation and amortization	78,049	65,468	62,509	45,671	10,163	42,187
Capital expenditures	81,272	52,030	32,598	22,935	5,027	26,202
Ratio of earnings to fixed charges (1)	1.12x	1.20x	NM	NM	NM	1.68x
Balance sheet data:
Cash and cash equivalents	$115,286	$73,874	$4,261	$5,999	$—	$12,337
Working capital (2)	344,392	364,577	131,234	80,556	—	105,569
Total assets	4,491,616	4,538,498	2,632,200	2,667,079	—	1,792,081
Total debt (3)	2,803,546	2,888,711	1,785,352	1,770,171	—	920,963
Total liabilities	3,596,531	3,664,145	2,324,627	2,307,464	—	1,353,726
Shareholders’ equity	895,085	874,353	307,573	359,615	—	438,355

The selected financial data presented above is impacted by the acquisition of our Company by The Blackstone Group in 2007 and by our acquisition of Birds Eye in 2009.

(1)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings (loss) before income taxes and fixed charges. Fixed charges consist of (i) interest expense, including amortization of debt acquisition costs and (ii) one-third of rent expense, which management believes to be representative of the interest factor thereon. The Successor’s earnings for the fiscal years ending 2008 and the 39 weeks ending December 30, 2007 were insufficient to cover fixed charges by $1.5 million and $24.0 million, respectively. The Predecessor’s earnings for the 13 weeks ending April 2, 2007 were insufficient to cover fixed charges by $60.3 million.

(2)	Working capital excludes notes payable, revolving debt facility and current portion of long term debt.

(3)	Total debt includes notes payable, revolving debt facility and current portion of long term debt.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Information presented for the fiscal years ended December 26, 2010, December 27, 2009 and December 28, 2008 is derived from our audited consolidated financial statements for those periods. The results for the fiscal year ended December 27, 2009 include the results of operations of Birds Eye Foods, Inc. from the date of acquisition on December 23, 2009.

Overview

On December 23, 2009, we acquired all of the common stock of Birds Eye Foods, Inc. (“Birds Eye Foods”) (the “Birds Eye Foods Acquisition”). Birds Eye Foods’ product offering includes an expanding platform of healthy, high-quality frozen vegetables and frozen meals and a portfolio of primarily branded specialty foods which are highly-complimentary to our existing product offerings. Frozen food products are marketed under the Birds Eye brand name, which holds the #1 branded market share in frozen vegetables and Birds Eye Voila! holds the #2 market share in frozen complete bagged meals. Birds Eye Foods markets traditional boxed and bagged frozen vegetables, as well as steamed vegetables using innovative steam-in-packaging technology, under the Birds Eye and Birds Eye Steamfresh brands. Birds Eye Foods’ frozen complete bagged meals, marketed under the Birds Eye Voila! brand, offer consumers value-added meal solutions that include a protein, starch, and vegetables in one convenient package. Birds Eye Foods’ branded specialty food products hold leading market share positions in their core geographic markets, and include Comstock and Wilderness fruit pie fillings and toppings, Brooks and Nalley chili and chili ingredients, and snack foods by Tim’s Cascade and Snyder of Berlin.

We are a leading producer, marketer and distributor of high quality, branded food products. In the first quarter of 2010, we implemented a reorganization of the Company’s products into three operating segments: Birds Eye Frozen, Duncan Hines Grocery and Specialty Foods. Our United States retail frozen vegetables (Birds Eye®), multi-serve frozen dinners and entrées (Birds Eye Voila!®), single-serve frozen dinners and entrées (Hungry-Man®, Swanson®), frozen seafood (Van de Kamp’s®, Mrs. Paul’s®), frozen breakfast (Aunt Jemima®), bagels (Lender’s®), and frozen pizza (Celeste®) are reported in the Birds Eye Frozen Division. Our baking mixes and frostings (Duncan Hines®), shelf-stable pickles, peppers and relish (Vlasic®), barbeque sauces (Open Pit®), pie fillings (Comstock®, Wilderness®), syrups (Mrs. Butterworth’s® and Log Cabin®), salad dressing (Bernstein’s®), canned meat (Armour®, Nalley®, Brooks®) and all Canadian Operations are reported in the Duncan Hines Grocery Division. The Specialty Foods Division consists of snack products (Tim’s Cascade® and Snyder of Berlin®) and our food service and private label businesses. Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets and assets held for sale. Unallocated corporate expenses consist of corporate overhead such as executive management, and finance and legal functions and the costs to integrate the Birds Eye Foods Acquisition. Prior period amounts have been reclassified for consistent presentation of our segments.

Business Drivers and Measures

In operating our business and monitoring its performance, we pay attention to trends in the food manufacturing industry and a number of performance measures and operational factors. This discussion includes forward-looking statements that are based on our current expectations.

Industry Factors

Our industry is characterized by the following general trends:

•

Industry Growth. Growth in our industry is driven primarily by population and modest product selling price increases and changes in consumption between out-of-home and in-home eating. Incremental growth is principally driven by product, packaging and process innovation.

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

Revenue Factors

Our net sales are driven principally by the following factors:

•	Gross Sales, which changes as a function of changes in volume and list price; and

•	the costs that we deduct from gross sales to reach net sales, which consist of:

•	Cash discounts, returns and other allowances

•	Trade marketing expenses, which include the cost of temporary price reductions (“on sale” prices), promotional displays and advertising space in store circulars.

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

Working Capital

Our working capital is primarily driven by accounts receivable and inventories, which fluctuate throughout the year due to seasonality in both sales and production, as described below in “Seasonality.” We will continue to focus on reducing our working capital requirements while simultaneously maintaining our customer service levels and production needs. We have historically relied on internally generated cash flows and temporary borrowings under our revolving credit facility to satisfy our working capital requirements.

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

•

Impairment of Goodwill and Long-Lived Assets. We test our goodwill and intangible assets annually or more frequently (if necessary) for impairment and have recorded impairment charges in recent years. The value of goodwill and intangibles from the allocation of purchase price from the Blackstone Transaction and the Birds Eye Foods Acquisition is derived from our business operating plans at that time and is therefore susceptible to an adverse change that could require an impairment charge. In the first quarter of 2010, we tested for impairment due to our reorganization into new segments and it resulted in no impairment charges. See “Impairment of Goodwill and Other Long-Lived Assets” below for impairment charges recorded in 2010, 2009 and 2008.

Seasonality

Our sales and cash flows are affected by seasonal cyclicality. Sales of frozen foods, including seafood, frozen vegetables, and frozen complete bagged meals tend to be marginally higher during the winter months. Sales of pickles, relishes, barbecue sauces, potato chips and salad dressings tend to be higher in the spring and summer months, and demand for Duncan Hines products, Birds Eye vegetables and our fruit fillings tend to be higher around the Easter, Thanksgiving, and Christmas holidays. We pack the majority of our pickles during a season extending from May through September, and also increase our Duncan Hines inventories at that time, in advance of the selling season. Since many of the raw materials we process under the Birds Eye brand are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the purchase of such crops. As a result, our inventory levels tend to be higher during August, September, and October, and thus we require more working capital during these months. We are a seasonal net user of cash in the third quarter of the calendar year.

Recent Transactions

On December 23, 2009, Pinnacle Foods Group LLC acquired the common stock of Birds Eye Foods, Inc. (the “Birds Eye Acquisition”) for $1.34 billion. In connection with the acquisition, Pinnacle purchased all of the issued and outstanding capital stock of Birds Eye Foods, Inc. from Birds Eye Holdings LLC for a purchase price of $670.0 million in cash. In accordance with the Stock Purchase Agreement, Pinnacle funded approximately $670.4 million to pay off Birds Eye Foods Inc.’s remaining indebtedness and other obligations. Birds Eye Foods, Inc., along with its subsidiaries, is now a direct, wholly-owned subsidiary of Pinnacle. Results of Operations are included beginning December 23, 2009.

Restructuring Charges

Rochester, NY Office

The Rochester, NY office was the former headquarters of Birds Eye Foods, Inc. which was acquired by PFG on December 23, 2009, as described in Note 3 to our Consolidated Financial Statements. In connection with the consolidation of activities into PFG’s New Jersey offices, the Rochester office has been closed. Notification letters under the Worker Adjustment and Retraining Notification (WARN) Act of 1988 were issued in the first quarter of 2010. Activities related to the closure of the Rochester office began in the second quarter of 2010 and resulted in the elimination of approximately 200 positions.

In accordance with the authoritative guidance with respect to accounting for costs associated with exit or disposal activities, the full cost of termination benefits related to employees who were not retained beyond the minimum retention period was $7.6 million recorded in first quarter 2010. The full cost of termination benefits of employees who were retained beyond the minimum retention period was $3.7 million and was recorded throughout the fiscal year. The total cost of termination benefits recorded for the fiscal year ended December 26, 2010 was $11.3 million and was recorded in the segments as follows: Birds Eye Frozen segment $8.0 million, Duncan Hines Grocery segment $2.0 million and Specialty Foods segment $1.3 million. There will be no termination costs for closure of the Rochester office recorded beyond fiscal 2010. Severance payments will occur through mid 2012.

In addition to the termination benefits, we recorded net lease termination costs of $1.2 milllion for the fiscal year ended December 26, 2010 related to vacating the Birds Eye Foods’ Corporate headquarters prior to the expiration of the lease. These costs are expected to be paid over the remaining term of the lease, which runs through December 2011.

Tacoma, WA Plant

We currently have two canning operations, our Tacoma, Washington plant that produces our Nalley and Brooks brands and our Ft. Madison, Iowa facility that produces our Armour brand. In an effort to enhance the long-term strength of our brands and improve our supply chain operations we will close our Tacoma plant and consolidate production in our Ft. Madison plant. The closure of the Tacoma plant is targeted for the second half of 2011 and will result in the termination of approximately 160 employees. The full cost of termination benefits of employees that was recorded was recorded in the fourth quarter of 2010 was $1.5 million and is expected to be paid in 2011. Termination costs for Tacoma are recorded in the Duncan Hines Grocery segment. In addition to termination benefits, we revised the estimated useful lives of the Tacoma plant assets and therefore incurred accelerated depreciation of $0.7 million in the fourth quarter of 2010, and expect to record an additional $4.8 million of accelerated depreciation in 2011. We also adjusted the timing of the settlement of asset retirement obligations at Tacoma and as a result recorded an additional liability of $1.0 million which was capitalized and will be depreciated over the remaining useful life of the plant.

Impairment of Goodwill and Other Long-Lived Assets

In fiscal 2010, we experienced declines in sales of our Hungry-Man branded products. Upon reassessing the long-term growth rates at the end of 2010, we recorded an impairment of the tradename asset in the amount of $29.0 million. The charge is recorded in Other expense (income), net on the Consolidated Statements of Operations and is reported in the Birds Eye Frozen segment.

In fiscal 2009, we experienced declines in net sales of our Swanson branded products. Upon reassessing the long-term growth rates of the brand, we recorded an impairment charge of the tradename asset in the amount of $1.3 million. The charge is recorded in Other expense (income), net in the Consolidated Statements of Operations and is reported in the Birds Eye Frozen segment.

In 2008, we recorded impairment charges for its Van de Kamp’s ($8.0 million), Mrs. Paul’s ($5.6 million), Lenders ($0.9 million) and Open Pit tradenames ($0.6 million). The charges are the result of us reassessing the long-term growth rates for our branded products. The charges are recorded in Other expense (income), net on the Consolidated Statements of Operations and are reported in the Birds Eye Frozen ($14.5 million) and Duncan Hines Grocery ($0.6 million) segments.

Items Affecting Comparability

During fiscal 2010, our earnings before interest and taxes were impacted by certain items. These items included:

•

In accordance with the requirements of the acquisition method of accounting for acquisitions, inventories obtained in the Birds Eye Acquisition were required to be valued at fair value (net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity), which was $37.6 million higher than historical manufacturing cost. Cost of products sold for the year ended December 26, 2010, includes pre-tax charges of $37.1 million related to the finished products at December 23, 2009, which were subsequently sold. Cost of products sold for the year ended December 27, 2009, includes pre-tax charges of $0.5 million related to the finished products at December 23, 2009, which were subsequently sold.

•

In December 2010, the Company recorded an impairment charge of $29.0 million for its Hungry-Man tradename. The charge is the result of the Company’s reassessment of the long-term growth rates for its branded products and is recorded in Other expense (income), net in the Consolidated Statements of Operations.

•

We recorded costs of $12.6 million related to the closure of former headquarters of Birds Eye Foods in Rochester, New York. These costs are recorded in Administrative Expenses in the Consolidated Statements of Operations.

•

In December 2010, we announced the planned closure of our Tacoma, Washington plant. The full cost of termination benefits of employees that was recorded in the fourth quarter of 2010 was $1.5 million and is expected to be paid in the first half of 2011. Termination costs for Tacoma are recorded in the Duncan Hines Grocery segment. In addition to termination benefits, we revised the estimated useful lives of the Tacoma plant assets and therefore incurred accelerated depreciation of $0.7 million in the fourth quarter of 2010, and expect to record an additional $4.8 million in 2011. We also adjusted the timing of the settlement of asset retirement obligations at Tacoma and as a result recorded an additional liability of $1.0 million which was capitalized and will be depreciated over the remaining useful life of the plant.

During the year ended December 26, 2010, our net earnings were impacted by certain items. These items included:

•

In connection with the refinancing of our Tranche C term loans, we wrote off approximately $17.2 million of original issue costs and discounts. In addition, we incurred approximately $3.2 million of costs related to the issuance of our Tranche D term loans, which were considered to be loan modification costs under the accounting guidance and therefore were expensed. All of these charges are recorded in the Interest Expense, net in the Consolidated Financial Statements.

•

We recorded an out-of-period adjustment to correct an error in the tax effects of Accumulated other comprehensive loss as of December 27, 2009. During the twelve months ended December, 26, 2010, this adjustment reduced the provision for income taxes by $3.7 million. Accordingly, Accumulated other comprehensive loss was increased by the related effect of this adjustment during the twelve months ended December 26, 2010.

During fiscal 2009, our earnings (loss) before interest and taxes were impacted by certain items. These items included:

•

On July 10, 2009, Jeffrey P. Ansell left his position as Chief Executive Officer and as a Director of the Company to pursue other interests. As a result of the change, we recorded a provision for severance in the amount of $2.4 million in Administrative expenses in the Consolidated Statements of Operations.

•

In December 2009, the Company recorded an impairment charge of $1.3 million for its Swanson tradename. The charge is the result of the Company’s reassessment of the long-term growth rates for its branded products and is recorded in Other expense (income), net in the Consolidated Statements of Operations.

•

In December 2009, in connection with the Birds Eye Foods Acquisition, the Company incurred merger-related cost of $24.1 million. These costs include $19.3 million in merger, acquisition and advisory fees, $4.0 million in legal, accounting and other professional fees and $0.8 million in other costs. The costs are recorded in Other expense (income), net in the Consolidated Statements of Operations.

In addition, during fiscal 2009, our net earnings were impacted by:

•

We recorded a $315.6 million benefit to income taxes related to the reversal of the valuation allowance, as we concluded that it is more likely than not that certain of our US deferred tax assets will be recognized in future years. Prior to the realization of these deferred tax assets we maintained a full valuation allowance against net deferred tax assets excluding indefinite-lived intangible assets.

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

Results of Operations:

Consolidated Statements of Operations

The following tables set forth statement of operations data expressed in dollars and as a percentage of net sales. In accordance with GAAP, the results for fiscal 2009 only include the results of operations of the Birds Eye business from the date of the acquisition, December 23, 2009, through December 27, 2009, the end of the fiscal year.

	Fiscal 2010		Fiscal 2009		Fiscal 2008
Net sales	$2,436.7	100.0%	$1,643.0	100.0%	$1,556.4	100.0%
Cost of products sold	1,834.4	75.3%	1,263.7	76.9%	1,217.9	78.3%

Gross profit	602.3	24.7%	379.3	23.1%	338.5	21.7%

Operating expenses
Marketing and selling expenses	172.3	7.1%	123.8	7.5%	111.4	7.2%
Administrative expenses	109.9	4.5%	62.7	3.8%	47.8	3.1%
Research and development expenses	9.4	0.4%	4.6	0.3%	3.5	0.2%
Other expense (income), net	45.5	1.9%	42.2	2.6%	24.4	1.6%

Total operating expenses	337.1	13.8%	233.3	14.2%	187.1	12.0%

Earnings before interest and taxes	$265.2	10.9%	$146.0	8.9%	$151.4	9.7%

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Net sales:
Birds Eye Frozen Segment	$1,065.9	$473.3	$457.5
Duncan Hines Grocery Segment	958.0	854.8	804.0
Specialty Foods Segment	412.8	314.9	294.9

Total	$2,436.7	$1,643.0	$1,556.4

Earnings (loss) before interest and taxes
Birds Eye Frozen Segment	$114.5	$38.7	$20.9
Duncan Hines Grocery Segment	158.8	145.9	135.6
Specialty Foods Segment	27.1	6.7	(2.0)
Unallocated corporate expenses	(35.2)	(45.3)	(3.1)

Total	$265.2	$146.0	$151.4

Depreciation and amortization
Birds Eye Frozen Segment	$34.1	$22.8	$20.1
Duncan Hines Grocery Segment	24.2	22.7	22.2
Specialty Foods Segment	19.7	20.0	20.2

Total	$78.0	$65.5	$62.5

Fiscal year ended December 26, 2010 (52 weeks) compared to fiscal year ended December 27, 2009 (52 weeks)

Net sales: Net sales in the twelve months ended December 26, 2010 were $2.44 billion, an increase of $793.7 million, compared to net sales in the twelve months ended December 27, 2009 of $1.64 billion. The acquisition of Birds Eye Foods, Inc. resulted in $892.7 million of increased net sales. In 2010, we exited the Birds Eye Steamfresh meals business. Net sales for all other businesses decreased $99.0 million, or 6.1%. This decrease was primarily driven by high levels of promotional activity driven by price sensitive consumers. Our product volume decreased 6.7% as Pinnacle chose not to participate in inefficient promotions during the year. Our strategic decision to emphasize higher margin non-retail products and the discontinuance of our Swanson meals business in the United States also contributed to the decrease. Favorable product mix increased net sales by 1.1%. Weighted average net selling prices decreased 0.7%, reflecting increased promotional competition at retail. In spite of the competitive environment, Pinnacle’s brands remained strong, with brands representing 66% of product contribution holding or growing market share compared to 2009.

Birds Eye Frozen Segment: Net sales increased $592.6 million for the twelve months ended December 26, 2010. The acquisition of Birds Eye Foods, Inc. resulted in $625.5 million of increased net sales. Net sales for all other businesses decreased $32.9 million. The decrease was driven by lower sales of our U.S. Swanson dinners brand, which we exited during the year, as well as lower sales of our Hungry-Man and Lenders brands, partially offset by increased sales of our Aunt Jemima brand. This decrease was also mitigated by improved product mix, which contributed a 0.6% increase.

Duncan Hines Grocery Segment: Net sales increased $103.2 million for the twelve months ended December 26, 2010. The acquisition of Birds Eye Foods, Inc. resulted in $120.9 million of increased net sales. Net sales for all other businesses decreased $17.7 million. The decrease was driven by lower sales of our Duncan Hines brand due to intense competition and our choice not to participate in inefficient promotions. Sales were also lower in our Mrs. Butterworth’s brand, partially offset by strong sales in our Canadian business and our Armour brand. This decrease was also mitigated by a favorable currency impact, which contributed a 0.5% increase.

Specialty Foods Segment: Net sales increased $97.9 million for the twelve months ended December 26, 2010. The acquisition of Birds Eye Foods, Inc. resulted in $146.3 million of increased net sales. Net sales for all other businesses decreased $48.4 million. The decrease was in line with of our strategy of emphasizing our higher margin products within this segment, which led to decreased sales of our lower margin products.

Gross profit:. Gross profit was $602.3 million, or 24.7% of net sales, in the twelve months ended December 26, 2010, versus gross profit of $379.3 million, or 23.1% of net sales, in the twelve months ended December 27, 2009. The acquisition of Birds Eye Foods, Inc. resulted in $236.5 million of gross profit. For the remaining businesses, gross profit for the twelve months ending December 26, 2010 was $365.8 million, or 23.7% of net sales, a 0.6 percentage point increase compared to the twelve months ending December 27, 2009 of $378.8 million, or 23.1% of net sales. The principal driver of the increased gross profit margin was improved product mix, accounting for approximately 1.0 percentage point of improvement. Partially offsetting this increase were a slightly higher rate of trade marketing and coupon redemption expenses, and a higher rate of freight and storage costs, each of which resulted in a 0.2 percentage point decrease in the gross margin.

Marketing and selling expenses: Marketing and selling expenses were $172.3 million, or 7.1% of net sales, in the twelve months ended December 26, 2010, an increase of $48.5 million compared to $123.8 million, or 7.5% of net sales, in the twelve months ended December 27, 2009. The acquisition of Birds Eye Foods, Inc. resulted in an additional $66.3 million of expenses for the year. The remaining decrease was driven by lower selling, advertising, and promotional expenses of $17.8 million, primarily in our Seafood, Duncan Hines, Aunt Jemima and Syrup businesses.

Administrative expenses: Administrative expenses were $109.9 million, or 4.5% of net sales, in the year ended December 26, 2010 compared to $ 62.7 million, or 3.8% of net sales, in the year ended December 27, 2009, an increase of $47.2 million. The acquisition and integration of Birds Eye Foods resulted in $46.6 million of the increase for the year ended December 26, 2010, and included charges of $13.1 million for the employee termination benefits and integration costs and $1.3 million of net lease termination costs related to the announced closure of the Rochester, N.Y. office. Also included are lease termination costs of $0.7 million related to the relocation of the Cherry Hill, NJ office facility and $1.7 million of stock option expense related to a catch up vesting of our 2008 B-units as described in Note 5 to the Consolidated Financial Statements. Excluding these charges and expenses, administrative expenses were 3.8% of net sales in the year ended December 26, 2010.

Research and development expenses: Research and development expenses were $9.4 million, or 0.4% of net sales, in the year ended December 26, 2010 compared with $4.6 million, or 0.3% of net sales, in the year ended December 27, 2009. The increase was primarily driven by the acquisition of Birds Eye Foods Inc.

Other expense (income), net.

Other expense (income), net consists of the following:

	Fiscal year ended December 26, 2010	Fiscal year ended December 27, 2009	Fiscal year ended December 28, 2008
Amortization of intangibles/other assets	$17,170	$16,824	$19,245
Restructuring and impairment charges	29,000	1,300	15,100
Birds Eye Acquisition merger-related costs	224	24,090	—
Gain on litigation settlement	—	—	(9,988)
Royalty income	(750)	—	—
Other	(149)	—	6

Total other expense	$45,495	$42,214	$24,363

Earnings before interest and taxes. Earnings before interest and taxes (EBIT) increased $119.2 million to $265.2 million in the twelve months ended December 26, 2010 from $146.0 million in EBIT in the twelve months ended December 27, 2009. The acquisition of Birds Eye Foods, Inc. increased EBIT by $120.6 million for the twelve months ended December 26, 2010. The remaining decrease in EBIT resulted from a $20.2 million decrease in the Birds Eye Frozen Division, a $6.4 million decrease in the Duncan Hines Grocery Division, a $5.8 million increase in the Specialty Foods Division, and a $19.4 million decrease in unallocated corporate expenses. Included in the unallocated corporate expenses are integration and transaction costs associated with the acquisition of Birds Eye Foods, Inc. of $6.7 million for the twelve months ended December 26, 2010, and $24.1 million for the twelve months ended December 27, 2009. Also included in the twelve months ended December 26, 2010 are lease termination costs of $0.7 million related to the relocation of the Cherry Hill, NJ office facility. The remaining change in unallocated corporate expenses resulted from lower management incentive and equity related compensation accruals, and reduced severance and recruiting provisions, principally related to the change in the CEO in 2009. Synergies realized, defined as reduction in operating costs resulting from the combination of Pinnacle and Birds Eye Foods, Inc., increased EBIT by $25.0 million in the twelve months ended December 26, 2010.

Birds Eye Frozen Division: EBIT increased by $75.8 million in the twelve months ended December 26, 2010, to $114.5 million from $38.7 million in the twelve months ended December 27, 2009. The acquisition of Birds Eye Foods, Inc. increased EBIT by $96.1 million for the twelve months ended December 26, 2010. For the year ended December 26, 2010, impairment charges totaled $29.0 million, consisting of the trade name impairment charge on our Hungry-Man brand. For the year ended December 27, 2009, impairment charges totaled $1.3 million, consisting of the trade name impairment charge on our Swanson brand. The remaining increase of $7.4 million was principally driven by lower raw material commodity costs, decreased advertising expense, principally in our Seafood and Aunt Jemima brands, and reduced overhead expenses, partially offset by the gross margin impact of the decrease in net sales.

Duncan Hines Grocery Division: EBIT increased by $12.9 million in the twelve months ended December 26, 2010, to $158.8 million from $145.9 million in the twelve months ended December 27, 2009. The acquisition of Birds Eye Foods, Inc. increased EBIT by $19.3 million for the twelve months ended December 26, 2010. The remaining decrease of $6.4 million was principally driven by the gross margin impact of the lower net sales and the higher aggregate trade marketing and consumer coupon redemption expense and slotting expenses, as well as higher manufacturing conversion costs and market research and package design expenses, partially offset by reduced overhead expenses.

Specialty Foods Division: EBIT increased by $20.4 million in the twelve months ended December 26, 2010, to $27.1 million from $6.7 million in the twelve months ended December 27, 2009. The acquisition of Birds Eye Foods, Inc. increased EBIT $14.6 million for the twelve months ended December 26, 2010. The remaining increase of $5.8 million was principally driven by lower amortization expense and improved gross margin rates, partially offset by the gross margin impact of the $48.4 million decrease in net sales resulting from the execution of our stated strategy of de-emphasizing lower margin foodservice and private label products.

Interest expense, net. Interest expense, net was $235.7 million in the year ended December 26, 2010, compared to $121.1 million in the year ended December 27, 2009. The increase principally related to borrowings to fund the Birds Eye Foods acquisition, which occurred at the end of 2009, as detailed below.

Included in interest expense, net was $3.3 million and $4.4 million for the years ended December 26, 2010 and December 27, 2009, respectively, for the amortization of the cumulative mark-to-market adjustment for an interest rate swap that was de-designated for swap accounting in the fourth quarter of 2008 and subsequently terminated. The counterparty to the interest rate swap was Lehman Brothers Special Financing (“LBSF”), a subsidiary of Lehman Brothers, and the hedge was de-designated for swap accounting at the time of LBSF’s bankruptcy filing. At the time of de-designation, the cumulative mark-to-market adjustment was $11.5 million. As of December 26, 2010, the remaining unamortized balance was $2.9 million.

Also included in interest expense, net for the year ended December 26, 2010 were charges of $20.9 million of costs incurred in connection with the refinancing of Tranche C Term Loans. These charges included write-offs of $11.6 million and $5.6 million, respectively, of deferred financing costs and original issue discount associated with the refinanced Tranche C Term Loans, $3.2 million of costs to modify existing banking arrangements that were maintained after the refinancing, and $0.5 million of hedge ineffectiveness related to hedges of interest payments due on the refinanced Tranche C Term Loans.

Excluding the impact of the items in the previous paragraphs, the increase in interest expense, net, was $94.8 million, of which $52.1 million was attributable to higher bank debt interest principally related to the Tranche C Term Loan borrowings to partially fund the Birds Eye Foods Acquisition and the related Tranche D Term Loan refinancing after August 17, 2010, somewhat offset by lower debt levels on the existing term loans and lower average revolver borrowings, $39.6 million of higher bond debt levels which also partially funded the Birds Eye Foods Acquisition and included interest on the new 8.25% Senior Notes issued on August 17, 2010, $3.8 million of higher amortization of debt issue costs, with all other items amounting to a $0.7 million reduction in interest expense. Included in the interest expense, net, amount was $17.7 million and $14.2 million for the twelve months ended December 26, 2010 and the twelve months ended December 27, 2009 respectively, recorded from losses on interest rate swap agreements, a net change of $3.2 million. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the Accumulated other comprehensive (loss) income (“AOCI”) portion, are recorded as an adjustment to interest expense.

Provision for income taxes. The effective tax rate was 25.1% in the twelve months ended December 26, 2010, compared to (1,116.3%) in the twelve months ended December 27, 2009. The effective rate difference is primarily due to a $2.2 million benefit to the state effective tax rate as a result of restructuring arising from the Birds Eye Foods integration and an out of period adjustment of $4.2 million to correct errors related to the reversal of our income tax valuation allowance as of December 27, 2009. For the year ended December 26, 2010, this adjustment reduced provision for income taxes by $4.2 million, increased deferred tax assets by $5.0 million, increased uncertain tax benefits by $4.5 million and increased accumulated other comprehensive income (loss) by $3.7 million. Since these were not material to the prior or current year financial statements, we have recorded these adjustments in the financial statements for the year ended December 26, 2010. For the twelve-months ended December 27, 2009 we recorded a benefit of $315.6 million related to the reversal of the valuation allowance as we concluded that it was more likely than not that certain US deferred tax assets would be recognized in future years.

Under Internal Revenue Code Section 382, the Company is a loss corporation. Section 382 of the Code places limitations on our ability to use certain of our net operating loss carry-forwards to offset income. The annual net operating loss limitation is approximately $14 to 18 million subject to other rules and restrictions. A substantial portion of our net operating loss carry-forwards and certain other tax attributes may not be utilized to offset Birds Eye income from recognized built in gains pursuant to Section 384 of the Code. See Note 13 to the consolidated financial statements.

Fiscal year ended December 27, 2009 (52 weeks) compared to fiscal year ended December 28, 2008 (52 weeks)

Net sales. Net sales in the twelve months ended December 27, 2009 were $1,643.0 million, an increase of $86.6 million, compared to net sales in the twelve months ended December 28, 2008 of $1,556.4 million. The acquisition of Birds Eye Foods, Inc. resulted in $3.0 million of increased net sales. Net sales for all other businesses increased $83.6 million. Increased volumes contributed to 1.1% of the increase and weighted average net selling prices contributed 3.4%. The stronger U.S. dollar versus the Canadian dollar reduced net sales by 0.3%.

Birds Eye Frozen Segment: Net sales increased $15.8 million, or 3.5%, for the year ended December 27, 2009, which includes a 2.2% weighted average selling price increase. The change was mainly driven by an increase in sales in our seafood business.

Duncan Hines Grocery Segment: Net sales increased $50.8 million, or 6.3%, for the year ended December 27, 2009, which includes a 3.5% weighted average net selling price increase. The increase was due to increases in sales by our Duncan Hines and Vlasic businesses.

Specialty Foods Segment: Net sales increased $20.0 million, or 6.8%, for the year ended December 27, 2009, which includes a 5.5% weighted average net selling price increase. The increase was due to increases in sales of private label canned meat and pickles and frozen foodservice products.

Gross profit. Gross profit was $379.3 million, or 23.1% of net sales, in the twelve months ended December 27, 2009, versus gross profit of $338.5 million, or 21.7%, of net sales in the twelve months ended December 28, 2008. The post acquisition operations of Birds Eye Foods, Inc. resulted in $0.5 million of gross profit. Included in the gross profit of Birds Eye Foods, Inc. was a $0.5 million charge related to the sales of inventories written up to fair value at the date of the acquisition. For the remaining businesses, gross profit for the twelve months ending December 27, 2009 was $378.8 million, or 23.1% of net sales, a 1.4 percentage point increase versus the remaining businesses gross profit for the twelve months ending December 28, 2008 of $338.5 million, or 21.7% of net sales. The principal driver of the increased gross profit as a percent of net sales rate was reduced freight and distribution expenses accounting for a 1.5 percentage point improvement. In addition, selling price increases in excess of raw material commodity cost (principally wheat, corn, edible oils, and to a lesser extent, dairy) and conversion cost increases, improved gross margin by 0.4 percentage points. Partially offsetting these improvements was the impact of the higher rate of aggregate trade marketing and consumer coupon redemption expenses which reduced the gross profit percentage in 2009 by 0.5 percentage points.

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

Other expense (income), net. The following table shows other expense (income), net:

	Twelve Months Ended
	December 27, 2009	December 28, 2008
Other expense (income), net consists of:	In Thousands
Amortization of intangibles/other assets	$16,824	$19,245
Restructuring and impairment charges	1,300	15,100
Birds Eye Acquisition transaction costs	24,090	—
Gain on litigation settlement	—	(9,988)
Royalty expense (income), net and other, net	—	6

Total other expense (income), net	$42,214	$24,363

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

Earnings before interest and taxes. Earnings before interest and taxes (EBIT) decreased $5.4 million to $146.0 million in the twelve months ended December 27, 2009 from $151.4 million in EBIT in the twelve months ended December 28, 2008. This decrease in EBIT resulted from a $42.2 million increase in unallocated corporate expenses partially offset by a $17.8 million increase in Birds Eye Frozen Segment EBIT, a $10.3 million increase in Duncan Hines Grocery Segment EBIT and a $8.7 increase in Specialty Foods Segment EBIT. Unallocated corporate expenses increased due to the transaction costs associated with the acquisition of Birds Eye Foods, Inc. of $24.1 million in fiscal 2009, the $10.0 million gain on litigation settlement in fiscal 2008 as described in other expense (income) above, and in 2009, higher management incentive and equity related compensation accruals, and higher severance and recruiting provisions, principally related to the change in the CEO.

Birds Eye Frozen Segment: EBIT increased by $17.8 million in the twelve months ended December 27, 2009, to $38.7 million from $20.9 million in the twelve months ended December 28, 2008. For the year ended December 27, 2009, impairment charges totaled $1.3 million, related to a trade name impairment charge on our Swanson brand. For the year ended December 28, 2008, trade name impairment charges totaled $14.5 million, consisting of $8.0 million on our Van de Kamp brand, $5.6 million on our Mrs. Paul’s brand, and $0.9 million on our Lenders brand. The balance of the EBIT increased $4.6 million and was principally driven by a 3.5% increase in net sales, which includes an effective 2.2% weighted average net selling price increase on some of our brands, and reduced freight and distribution expenses, partially offset by increased overhead expense related to higher management incentive and equity related compensation accruals and higher advertising expense

Duncan Hines Grocery Segment: EBIT increased $10.3 million in the twelve months ended December 27, 2009, to $145.9 million from $135.6 million in the twelve months ended December 28, 2008. The year ended December 28, 2008 included a tradename impairment charge of $0.6 million related to our Open Pit brand. The balance of the EBIT increased $9.7 million and was principally driven a 6.3% increase in net sales, which includes an effective 3.5% weighted average net selling price increase on some of our products. Additionally, reduced freight and distribution expenses and lower consumer promotion expense contributed to the EBIT increase. These improvements were partially offset by higher overhead expense, principally related to higher management incentive and equity related compensation accruals

Specialty Foods Segment: EBIT was $6.7 million in the twelve months ended December 27, 2009, an increase of $8.7 million from the loss of $2.0 million in the twelve months ended December 28, 2008. The improved profitability was the result of management’s strategy to increase net selling prices, which increased by 5.5%, and eliminating low margin SKUs. Profitability was also impacted by lower input costs.

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

Provision for income taxes: The effective tax rate was (1,116.3%) in the twelve months ended December 27, 2009, compared to (1,749.9%) in the twelve months ended December 28, 2008. The effective rate difference is primarily due to the change in the valuation allowance for the twelve-month period. We recorded a benefit of $315.6 million related to the reversal of the valuation allowance as we concluded that it is more likely than not that certain of our US deferred tax assets will be recognized in future years. Prior to the realization of these deferred tax assets the Company maintained a full valuation allowance against net deferred tax assets excluding indefinite-lived intangible assets. Deferred tax liabilities were recognized for the differences between the book and tax bases of certain goodwill and indefinite-lived intangible assets.

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

Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures and debt service. Capital expenditures are expected to be approximately $100 million in 2011. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our revolving credit facilities.

Statements of Cash Flows for the Fiscal Year Ended December 26, 2010 Compared to the Fiscal Year Ended December 27, 2009

Net cash provided by operating activities was $257.0 million for fiscal 2010, which consisted of net earnings excluding non-cash charges of $166.4 million, and a decrease in working capital of $90.6 million. The decrease in working capital was principally due to a continued concerted effort to reduce inventories while, at the same time, improving customer service levels. Inventories were reduced by $60.6 million. In addition, accounts receivable declined by $13.0 million in line with lower sales on a like for like basis. Working capital also decreased due to a $14.5 million increase in accrued liabilities, principally driven by a $16.1 million increase in accrued interest, caused by the timing of the Birds Eye acquisition borrowing in 2009.

Net cash provided by operating activities was $116.2 million for fiscal 2009, which consisted of net earnings excluding non-cash charges of $111.5 million, and a decrease in working capital of $4.7 million. The decrease in working capital was principally due to a concerted effort to reduce inventories while, at the same time, improving customer service levels. Inventories were reduced by $12.8 million. Also, accounts receivable declined by $2.7 million due to the timing of sales. Working capital decreased due to a $19.8 million increase in accrued liabilities, principally driven by a $12.2 million increase in performance-based incentive plan accruals. Offsetting these reductions in working capital were a $13.4 million reduction in accounts payable principally driven by year-on-year changes in the timing of production, a $12.4 million increase in other current assets, principally related to a letter-of-credit cash collateral deposit of $9.2 million subsequent to the acquisition of Birds Eye Foods, Inc., and accrued trade marketing expense decreased $4.8 million as a result of the timing of when the trade marketing payments were made.

Net cash used in investing activities was $81.3 and $1,366.8 million for the year ended December 26, 2010 and December 27, 2009, respectively. Net cash used in investing activities for 2010 related entirely to capital expenditures. Net cash used in investing activities for fiscal 2009 included $1,314.8 million for the acquisition of Birds Eye Foods, Inc., net of cash acquired of $25.6 million, as well as $52.0 million for capital expenditures.

Net cash used in financing activities was $134.3 million during the year ended December 26, 2010. The usage primarily related to a $27.0 million prepayment of our term loans in accordance with the “Excess Cash Flow” requirements of our Senior Secured Credit Facility, $3.1 million of normally scheduled repayments of the term loans, a $73.0 million voluntary prepayment of the Tranche D Term Loan made in December 2010, $14.3 million in repayments of bank overdrafts, $13.4 million of refinancing costs in connection with the refinancing of the Tranche C Term Loan, and $5.7 million in repayments of our notes payable and capital lease obligations, partially offset by $2.2 million of other activities, net. In August, we refinanced our Tranche C Term Loan by issuing $400 million of 8.25% Senior Notes and executing a new Tranche D Term Loan in the amount of $442.3 million. Except for the refinancing costs referred to above, this refinancing did not impact net cash used in financing activities. Net cash provided by financing activities was $1,319.8 million for fiscal 2009. This primarily related to the funding of the acquisition of Birds Eye Foods, Inc., which included $838.3 million, net of original issue discount, from an $850.0 million term loan borrowing under the Senior Secured Credit Facility, $300.0 million of Senior Notes, and $262.1 million in net equity contributions, reduced by debt acquisition costs of $40.2 million. Other significant cash flows from financing activities were net payments on the Revolving Credit Facility of $26.0 million and payments of the Term Loan of $12.5 million and a reduction in bank overdrafts of $2.6 million.

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

Debt

The Senior Secured Credit Agreement (the “Senior Secured Credit Facility”) consists of (i) term loans in an initial aggregate amount of $1,250.0 million (the “Term Loans”) and (ii) revolving credit commitments in the initial aggregate amount of $125.0 million (the “Revolving Credit Facility”). The term loan matures April 2, 2014. The Revolving Credit Facility matures April 2, 2013.

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

On August 17, 2010 we entered into an amendment to the Senior Secured Credit Facility, which provided for incremental term loans in the amount of $442.3 million (the “Tranche D Term Loans). The proceeds from the Tranche D Term Loans, along with the proceeds from the 8.25% Senior Notes described below were used to repay the outstanding Tranche C Term Loans. In accordance with the authoritative guidance for debt extinguishments and modifications, the lending relationship between us and each bank in the original lending syndicate was examined and determined to be either a modification or an extinguishment. As a result of this analysis, we recorded interest expense in the Consolidated Statement of Operations for the write-off of $11.6 million of deferred financing costs and $5.6 million of original issue discount related to extinguished lending relationships from the Tranche C Term Loans. In addition, we incurred approximately $3.9 million of legal, consulting and placement fees in connection with the Tranche D Term Loans. Of the fees incurred, $3.2 million were costs of modifying existing lending relationships and thus charged the interest expense in the Consolidated Statement of Operations during the third quarter of 2010. The remaining $0.7 million of fees related to obtaining new lending relationships and thus was deferred. We also incurred approximately $8.8 million of legal, consulting, audit and placement fees in connection with the execution of the 8.25% Senior Notes, all of which were deferred. All costs deferred in connection with the above transactions were recorded in Other Assets, net on the consolidated balance sheet.

There were no borrowings outstanding under the Revolving Credit Facility as of December 26, 2010 and December 27, 2009. There have been no borrowings under the revolver at any time in 2010.

The total combined amount of the Term Loans, the Tranche C Term Loans and the Tranche D Term Loans that were owed to affiliates of The Blackstone Group as of December 26, 2010 and December 27, 2009, was $125.7 million and $109.2 million, respectively.

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

The applicable margins with respect to our Senior Secured Credit Facility vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on our leverage ratio as defined in the credit agreement. The applicable margins with respect to the Senior Secured Credit Facility are currently:

Applicable Margin (per annum)
Revolving Credit Facilty and Letters of Credit			Term Loans		Tranche D Term Loans
Eurocurrency Rate for Revolving Loans and Letter of Credit Fees	Base Rate for Revolving Loans	Commitment Fees Rate	Eurocurrency Rate for Term Loans	Base Rate for Term Loans	Eurocurrency Rate for Term Loan D	Base Rate for Term Loan D
2.25%	1.25%	0.50%	2.50%	1.50%	4.25%	3.25%

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

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility. For the fiscal years ended December 26, 2010, December 27, 2009 and December 28, 2008, the weighted average interest rates on the term loan components of the Senior Credit Facility were 4.44%, 3.13% and 6.21%, respectively. As of December 26, 2010, the interest rate on the revolving credit facility was 2.76%, however no borrowings were made during 2010. For the fiscal years ended December 27, 2009 and December 28, 2008, the weighted average interest rates on the Revolving Credit Facility were 3.19% and 5.45%, respectively. As of December 26, 2010 and December 27, 2009, the Eurodollar interest rates on the term loan components of the Senior Credit Facility were 3.52% and 4.84%, respectively.

We pay a fee for all outstanding letters of credit drawn against the Revolving Credit Facility at an annual rate equivalent to the Applicable Margin then in effect with respect to Eurocurrency rate loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility cannot exceed $50.0 million as of March 24, 2010 (previously $25.0 million). As of December 26, 2010 and December 27, 2009, we had utilized $34.2 million and $22.1 million, respectively, of the Revolving Credit Facility for letters of credit. As of December 26, 2010, there were no borrowings under the Revolving Credit Facility. Therefore, of the $150.0 million Revolving Credit Facility available, we had an unused balance of $115.8 million available for future borrowing and letters of credit. As of December 27, 2009, there were no borrowings under the Revolving Credit Facility. Therefore, of the $150.0 million Revolving Credit Facility available, we had an unused balance of $127.9 million available for future borrowing and letters of credit. The remaining amounts that could be used for letters of credit as of December 26, 2010 and December 27, 2009 were $15.8 million and $2.9 million, respectively.

Under the terms of the Senior Secured Credit Facility, we are required to use 50% of our “Excess Cash Flow”, to prepay the Term Loans and the Tranche D Term Loans. Excess Cash Flow is determined by taking consolidated net income (as defined) and adjusting it for certain items, including (1) all non cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principle payments of indebtedness and (5) certain other items defined in the Senior Secured Credit Facility. In December 2010, we made a voluntary prepayment of $73.0 million to the Tranche D Term Loans. As a result of this prepayment, no payment in reference to 2010 is expected to be due under the Excess Cash Flow requirements of Senior Secured Credit Facility. In March 2010, in accordance with the Excess Cash Flow requirements of the Senior Secured Credit Facility, we made a mandatory prepayment of the Term Loans of $27.0 million in reference to 2009.

The Term Loans mature in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the Term Loans outstanding as of December 26, 2010 are $2.5 million in 2011, $12.5 million in 2012, $12.5 million in 2013 and $1,171.9 million in 2014. The Tranche D Term Loans mature in quarterly 0.25% installments from December 2010 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the Tranche D Term Loans outstanding as of December 27, 2009 are no payments due in 2011, 2012 and 2013, with a lump sum payment of $368.2 million due in 2014.

We issued $325.0 million of 9.25% Senior Notes (the “Senior Notes”) due 2015, and $250.0 million of 10.625% Senior Subordinated Notes (the “Senior Subordinated Notes”) due 2017. On December 23, 2009, as part of the Birds Eye Foods Acquisition described in Note 3, we issued an additional $300 million of 9.25% Senior Notes due in 2015 (the “Additional Senior Notes”). The Senior Notes and the Additional Senior Notes are collectively referred to herein as the 9.25% Senior Notes. As described above, on August 17, 2010 the Company issued $400.0 million of 8.25% Senior Notes, due 2017 (the “8.25% Senior Notes”) and utilized the proceeds to repay the Tranche C Term Loans.

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

In addition, until September 1, 2013, we may redeem up to 35% of the aggregate principal amount of the 8.25% Senior Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus a premium equal to the rate per annum on the 8.25% Senior Notes, as the case may be, plus accrued and unpaid interest and Additional Interest, if any, to the redemption date, subject to the right of holders of the 8.25% Senior Notes of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds received by us from one or more equity offerings; provided that (i) at least 50% of the aggregate principal amount of the 8.25% Senior Notes, as the case may be, originally issued under the applicable indenture remains outstanding immediately after the occurrence of each such redemption and (ii) each such redemption occurs within 90 days of the date of closing of each such equity offering.

On November 22, 2010, we completed the exchange of $300.0 million of our 9.25% Senior Notes and $400.0 million of our 8.25% Senior Notes. Under the transaction, the originally issued private placement notes were exchanged for freely tradable registered notes. The terms underlying the notes and related indenture did not change.

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

The estimated fair value of our long-term debt, including the current portion, as of December 26, 2010, is as follows:

(million $)	December 26, 2010
Issue	Recorded Amount	Fair Value
Senior Secured Credit Facility - Term Loans	$1,199.4	$1,171.3
Senior Secured Credit Facility - Tranche D Term Loans	368.2	372.0
8.25% Senior Notes	400.0	409.0
9.25% Senior Notes	625.0	648.4
10.625% Senior Subordinated Notes	199.0	214.0

	$2,791.6	$2,814.7

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

8.25% Senior Notes, 9.25% Senior Notes and Senior Subordinated Notes

Additionally, on April 2, 2007, we issued the 9.25% Senior Notes and the 10.625% Senior Subordinated Notes. On December 23, 2009, we issued additional 9.25% Senior Notes. On August 17th 2010, we issued the 8.25% Senior Notes. The Senior Notes are general unsecured obligations, effectively subordinated in right of payment to all of our existing and future senior secured indebtedness, and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company. The Senior Subordinated Notes are general unsecured obligations, subordinated in right of payment to all of our existing and future senior indebtedness, and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company.

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

The following table provides a reconciliation from our net earnings (loss) to EBITDA and Consolidated EBITDA for the year ended December 26, 2010 and the year ended December 27, 2009. The terms and related calculations are defined in the Senior Secured Credit Facility and the indentures governing the 8.25% Senior Notes, 9.25% Senior Notes and Senior Subordinated Notes.

	Fiscal Year Ended December 26, 2010	Fiscal Year Ended December 27, 2009
Net earnings	$22,037	$302,603
Interest expense, net	235,716	121,078
Income tax expense (benefit)	7,399	(277,723)
Depreciation and amortization expense	78,049	65,468

EBITDA	$343,201	$211,426

Acquired EBITDA - Birds Eye Foods Acquisition (1)	—	142,268
Non-cash items (a)	71,500	4,738
Non-recurring items (b)	27,489	29,835
Other adjustment items (c)	7,580	26,673
Net cost savings projected to be realized as a result of initiatives taken, including acquisition synergies (d)	25,000	57,188

Consolidated EBITDA	$474,770	$472,128

(1)	In accordance with our Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes, we have included an adjustment for the Acquired EBITDA for Birds Eye Foods for the period prior to its acquisition, calculated consistent with the definition of Consolidated EBITDA.

(a)	Non-cash items are comprised of the following:

	Fiscal Year Ended December 26, 2010	Fiscal Year Ended December 27, 2009
Non-cash compensation charges (1)	$4,727	$3,190
Unrealized losses or (gains) resulting from hedging activities (2)	697	(277)
Impairment charges (3)	29,000	1,300
Effects of adjustments related to the application of purchase accounting (4)	37,076	525

Total non-cash items	$71,500	$4,738

(1)	For fiscal 2010 and fiscal 2009 represents non-cash compensation charges related to the granting of equity awards.
(2)	For fiscal 2010 and fiscal 2009 represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under natural gas and diesel fuel contracts for 2009 and 2010, and heating oil contracts for 2009 only.
(3)	For fiscal 2010 represents an impairment for the Hungry-Man tradename. For fiscal 2009 represents an impairment charge for the Swanson tradename.
(4)	For fiscal 2010 and fiscal 2009, represents expense related to the write-up to fair market value of inventories acquired as a result of the Birds Eye Foods Acquisition.

(b)	Non-recurring items are comprised of the following:

	Fiscal Year Ended December 26, 2010	Fiscal Year Ended December 27, 2009
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$923	$25,238
Restructuring charges, integration costs and other business optimization expenses (2)	25,472	986
Employee severance and recruiting (3)	1,094	3,611

Total non-recurring items	$27,489	$29,835

(1)	For fiscal 2010 and fiscal 2009, primarily represents costs related to the Birds Eye Foods Acquisition as well as other expenses related to due diligence investigations.
(2)	For fiscal 2010 primarily represents employee termination benefits and lease termination costs related to the announced closing of the Rochester, NY office ($12,599) and integration costs related to the Birds Eye Foods Acquisition. For fiscal 2009, represents consultant expense incurred to execute yield and labor savings in our plants.
(3)	For fiscal 2010 represents severance costs paid, or to be paid, to terminated employees. For fiscal 2009 principally represents severance and recruiting costs related to the change in the CEO.

(c)	Other adjustment items are comprised of the following:

	Fiscal Year Ended December 26, 2010	Fiscal Year Ended December 27, 2009
Management, monitoring, consulting and advisory fees (1)	$4,555	$2,540
Variable product contribution on Birds Eye Steamfresh complete bagged meals no longer being offered for sale (2)	2,837	24,133
Other (3)	188	—

Total other adjustments	$7,580	$26,673

(1)	For fiscal 2010 and fiscal 2009 represents management/advisory fees and expenses paid to Blackstone.

(2)	For fiscal 2010 and fiscal 2009 represents the variable contribution loss principally from Steamfresh frozen complete bagged meals and others which will no longer be offered by Pinnacle management following the Birds Eye Foods Acquisition and the variable contribution loss applicable to a discontinued contract in the Birds Eye Foods Industrial-Other segment.
(3)	For fiscal 2010 represents costs from the Watsonville, California plant held for sale.

(d)	Net cost savings projected to be realized as a result of initiatives taken:

	Fiscal Year Ended December 26, 2010	Fiscal Year Ended December 27, 2009
Productivity initiatives in our supply chain (1)	$—	$12,188
Estimated net cost savings associated with the Birds Eye Foods Acquisition (2)	25,000	45,000

Total net cost savings projected to be realized as a result of initiatives taken	$25,000	$57,188

(1)	For fiscal 2009 represents net cost savings projected to be realized as a result of specified actions taken or initiated, net of the amount of actual benefits realized. Such savings primarily relate to productivity initiatives in our manufacturing facilities, our freight and distribution systems, and our purchasing programs.
(2)	For fiscal 2010 and fiscal 2009 represents the estimated reduction in operating costs that we anticipate will result from the combination of Pinnacle and Birds Eye Foods as a result of eliminating duplicate overhead functions and overlapping operating expenses, leveraging supplier relationships and combined purchasing power to obtain procurement savings on raw materials and packaging, and optimizing and rationalizing overlapping warehouse and distribution networks less what has been realized.

Our covenant requirements and actual ratios for the twelve months ended December 26, 2010 are as follows:

	Covenant Requirement	Actual Ratio
Senior Secured Credit Facility
Senior Secured Leverage Ratio (1)	5.00:1	3.06
Total Leverage Ratio (2)	Not applicable	5.67

Senior Notes and Senior Subordinated Notes (3)
Minimum Consolidated EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00:1	2.33

(1)	Pursuant to the terms of the Senior Secured Credit Facility, if at any time there are borrowings outstanding under the Revolving Credit Facility in an aggregate amount greater than $10.0 million, we are required to maintain a consolidated total senior secured debt to Consolidated EBITDA ratio for the most recently concluded four consecutive fiscal quarters (the “Senior Secured Leverage Ratio”) less than a ratio starting at a maximum of 7.00:1 at September 30, 2007 and stepping down over time to 4.00:1 on March 31, 2011. Consolidated total senior secured debt is defined as our aggregate consolidated secured indebtedness less the aggregate amount of all unrestricted cash and cash equivalents.
(2)	The Total Leverage Ratio is not a financial covenant but is used to determine the applicable rate under the Senior Secured Credit Facility. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Consolidated EBITDA.
(3)	Our ability to incur additional debt and make certain restricted payments under the indentures governing the Senior Notes and Senior Subordinated Notes, subject to specified exceptions, is tied to a Consolidated EBITDA to fixed charges ratio of at least 2.0:1.
(4)	Fixed charges is defined in the indentures governing the Senior Notes and Senior Subordinated Notes as (i) consolidated interest expense (excluding specified items) plus consolidated capitalized interest less consolidated interest income, plus (ii) cash dividends and distributions paid on preferred stock or disqualified stock.

INFLATION

Prior to 2005, inflation did not have a significant effect on us as we have been successful in mitigating the effects of inflation with cost reduction and productivity programs, as well as increasing selling prices during periods of higher inflation. Beginning 2005 and continuing into 2008, we experienced higher energy and commodity costs in production and higher fuel surcharges for product delivery. Inflation was less pronounced in 2009 and in 2010, but is expected to be more pronounced in 2011. Although we have no such expectation, severe increases in inflation could have an adverse impact on our business, financial condition and results of operations.

Contractual Commitments

The table below provides information on our contractual commitments as of December 26, 2010:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Long-term debt(1)	2,791,616	2,547	25,000	2,165,069	599,000
Projected interest payments on long term debt(2)	881,349	193,920	370,951	235,262	81,216
Operating lease obligations	100,411	13,657	24,913	19,218	42,623
Capital lease obligations	25,727	3,228	5,079	3,685	13,735
Purchase obligations (3)	793,138	641,821	48,538	28,651	74,128
Pension and Other Postretirement benefits(4)	105,896	16,900	42,294	32,328	16,612

Total (5)	4,698,137	870,954	515,656	2,484,213	827,314

(1)	Long-term debt at face value includes scheduled principal repayments and excludes interest payments.
(2)	The total projected interest payments on long-term debt are based upon borrowings and interest rates as of December 26, 2010, including the effect of interest rate swaps in place. The interest rate on variable rate debt is subject to changes beyond our control and may result in actual interest expense and payments differing from the amounts above.
(3)	The amounts indicated in this line primarily reflect future contractual payments, including certain take-or-pay arrangements entered into as part of the normal course of business. The amounts do not include obligations related to other contractual purchase obligations that are not take-or-pay arrangements. Such contractual purchase obligations are primarily purchase orders at fair value that are part of normal operations and are reflected in historical operating cash flow trends. Purchase obligations also include trade and consumer promotion and advertising commitments. We do not believe such purchase obligations will adversely affect our liquidity position.
(4)	The funding of the defined benefit pension plan is based upon our planned 2011 cash contribution. The future years’ contributions are based upon our expectations taking into consideration the funded status of the plan at December 26, 2010.
(5)	The total excludes the liability for uncertain tax positions. We are not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. Therefore, the long-term portion of the liability is excluded from the preceding table.

Off-Balance Sheet Arrangements

As of December 26, 2010, we did not have any off-balance sheet obligations.

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

Our significant accounting policies are detailed in Note 2 to our Consolidated Financial Statements for the fiscal year ended December 26, 2010. The following areas are the most important and require the most difficult, subjective judgments.

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

In estimating the fair value or our reporting units we primarily use the income approach, which utilizes forecasted discounted cash flows to estimate the fair value. The utilization of the income approach utilizes management’s business plans and projections as the basis for expected future cash flows for five years. In addition, we make significant assumptions including long-term growth rates and discounts rates. In our recent impairment tests, we forecasted cash flows for five years plus a terminal year and assumed a discount rate of 8.75%. Such cash flows for each of the five years and terminal year assume growth rates that generally average between 0% and 3.0%, which are determined based upon our expectations for each of the individual reporting units and are consistent within the industry.

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

To estimate the fair value of our tradenames we primarily use the relief from royalty method, which utilizes forecasted discounted cash flows to estimate the fair value. The utilization of the relief from royalty method requires us to make significant assumptions including long-term growth rates, implied royalty rates and discount rates. In fiscal 2010, the results include a $29.0 million impairment of the Hungry-Man tradename. In fiscal 2009, the results include a $1.3 million impairment of the Swanson tradename. In fiscal 2008, the results include an impairment of the Van de Kamp’s ($8.0 million), Mrs. Paul’s ($5.6 million), Lenders ($0.9 million) and Open Pit tradenames ($0.6 million).

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

Recently Issued Accounting Pronouncements

In June 2009, new guidance was issued on the consolidation of variable interest entities. We adopted the guidance effective January 1, 2010. This guidance increases the likelihood of an enterprise being classified as a variable interest entity. The adoption of this guidance did not have a material impact on our financial results.

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

Certain parts of our foreign operations in Canada expose us to fluctuations in foreign exchange rates. Our goal is to reduce our exposure to such foreign exchange risks on our foreign currency cash flows and fair value fluctuations on recognized foreign currency denominated assets, liabilities and unrecognized firm commitments to acceptable levels primarily through the use of foreign exchange-related derivative financial instruments. We enter into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of our functional currency.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted. The intent of this law is to establish a regulatory structure for the derivatives market and to increase the transparency of financial reporting related to derivatives. We anticipate that it will not have a material impact on our consolidated financial position or results of operations.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges in accordance with the authoritative guidance for derivative and hedge accounting involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the fiscal years ended December 26, 2010 and December 27, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of December 26, 2010, we had the following interest rate swaps (in aggregate) that were designated as cash flow hedges

Product	Number of Instruments	Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates

Interest Rate Swaps	12	$939.4 million	1.06% -3.33%	USD-LIBOR-BBA	Oct 2008 -Aug 2010	Jan 2011 -July 2012

of interest rate risk:

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

Due to the counterparty bank declaring bankruptcy in October 2008, we discontinued prospectively the hedge accounting on our interest rate derivatives with Lehman Brothers Specialty Financing on the bankruptcy date as those hedging relationships no longer met the authoritative guidance for derivative and hedge accounting. We terminated these positions during the fourth quarter of 2008. We continue to report the net gain or loss related to the discontinued cash flow hedge in AOCI which is expected to be reclassified into earnings during the original contractual terms of the derivative agreements as the hedged interest payments are expected to occur as forecasted. For the fiscal years ended December 26, 2010, December 27, 2009 and December 28, 2008, $3,295, $4,429 and $1,259, respectively, were reclassified as an increase to Interest expense relating to the terminated hedges.

On August 17, 2010, we prepaid a portion of our existing term loan facilities that were being hedged with our two interest rate caps that matured in January 2011. As a result, we discontinued prospective hedge accounting on the interest rate caps and the net loss in accumulated other comprehensive income was reclassified to interest expense as the hedged transactions were no longer probable to occur. The amounts recorded to interest expense were a loss of $0.2 million. Prospective changes in the values of the interest rate cap hedge contracts will be recorded directly into Interest expense, net in the Consolidated Statements of Operations.

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

As of December 26, 2010, we had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate	Notional Purchased in Aggregate	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	24	$50.4 million CAD	$48.5 million USD	1.027-1.051	March 2010 - Sep 2010	Jan 2011 - Dec 2011

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

Non-designated Hedges of Commodity Risk

Derivatives not designated as hedges are not speculative and are used to manage our exposure to commodity price risk but do not meet the authoritative guidance for derivative and hedge accounting. From time to time, we enter into commodity forward contracts to fix the price of natural gas and diesel fuel purchases at a future delivery date. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in Cost of products sold in the Consolidated Statements of Operations.

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

As of December 26, 2010, we had the following natural gas swaps (in aggregate), diesel fuel (in aggregate) and interest rate caps (in aggregate) that were not designated in qualifying hedging relationships:

Product	Number of Instruments	Notional Amount	Price/Index	Trade Dates	Maturity Dates
Natural Gas Swap	1	230,000 MMBTU’s	$4.16 per MMBTU	Oct 2010	Mar 2011
Diesel Fuel Swap	3	5,263,259 Gallons	$2.90 - $3.14 per Gallon	Feb 2010 - Aug 2010	Dec 2010 - Mar 2011
Interest Rate Caps	2	$800.0 million	2.5% USD-LIBOR-BBA	Dec 2009	Jan 2011

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 26, 2010 and December 27, 2009.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value As of December 26, 2010	Balance Sheet Location	Fair Value As of December 26, 2010
Derivatives designated as hedging instruments
Interest Rate Contracts		$—	Accrued liabilities	$3.3
		—	Other long-term liabilities	23.3
Foreign Exchange Contracts		—	Accrued liabilities	1.1

Total derivatives designated as hedging instruments		$—		$27.7

Derivatives not designated as hedging instruments
Natural Gas Contracts		$—		$—
Diesel Fuel Contracts	Other current assets	0.4		—

Total derivatives not designated as hedging instruments		$0.4		$—

	Balance Sheet Location	Fair Value As of December 27, 2009	Balance Sheet Location	Fair Value As of December 27, 2009
Derivatives designated as hedging instruments
Interest Rate Contracts	Other assets, net	$0.2	Other long-term liabilities	$21.2
Foreign Exchange Contracts		—	Accrued liabilities	2.5

Total derivatives designated as hedging instruments		$0.2		$23.7

Derivatives not designated as hedging instruments
Natural Gas Contracts		$—	Accrued liabilities	$0.1
Heating Oil Contracts	Other current assets	—		—
Diesel Fuel Contracts	Other current assets	0.9		—

Total derivatives not designated as hedging instruments		$0.9		$0.1

The table below presents the effect of our derivative financial instruments on the Consolidated Statements of Operations and Accumulated other comprehensive (loss) income as of the fiscal years ending December 26, 2010 and December 27, 2009.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)

Derivatives in Cash Flow Hedging Relationships	Recognized in AOCI on Derivative (Effective Portion)	Effective portion reclassified from AOCI to:	Reclassified from AOCI into Earnings (Effective Portion)	Ineffective portion reclassified from AOCI to:	Recognized in Earnings on Derivative (Ineffective Portion)
Interest Rate Contracts - Active	$(22.8)	Interest expense	$(17.1)	Interest expense	$(0.6)
Interest Rate Contracts - Terminated	—	Interest expense	(3.3)	Interest expense	—
Foreign Exchange Contracts	(1.8)	Cost of products sold	(3.2)	Cost of products sold	(0.2)

Fiscal year ended December 26, 2010	$(24.6)		$(23.6)		$(0.8)

Interest Rate Contracts - Active	$(23.5)	Interest expense	$(14.2)	Interest expense	$—
Interest Rate Contracts - Terminated	—	Interest expense	(4.4)	Interest expense	—
Foreign Exchange Contracts	(5.4)	Cost of products sold	2.5	Cost of products sold	—

Fiscal year ended December 27, 2009	$(28.9)		$(16.1)		$—

Derivatives Not Designated as Hedging Instruments		Recognized in Earnings on:	Recognized in Earnings on Derivative
Natural Gas Contracts		Cost of products sold	$(0.6)
Diesel Contracts		Cost of products sold	(0.6)

Fiscal year ended December 26, 2010			$(1.2)

Natural Gas Contracts		Cost of products sold	$(1.4)
Heating Oil Swaps		Cost of products sold	0.1

Fiscal year ended December 27, 2009			$(1.3)

Credit-risk-related Contingent Features

We have agreements with certain counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of December 26, 2010, we have not posted any collateral related to these agreements. If we had breached this provision at December 26, 2010, we could have been required to settle our obligations under the agreements at their termination value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk contingent features as of December 26, 2010 and December 27, 2009.

	December 26, 2010

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Non-Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(26.5)	$0.6	$(1.2)	$(24.7)
	Foreign Exchange Contracts	(0.7)	—		(0.7)
	Natural Gas Contracts	—	—		—
	Diesel Fuel Contracts	0.4	—		0.4
Credit Suisse	Interest Rate Contracts	(2.0)	0.1	—	(1.9)
	Foreign Exchange Contracts	(0.4)	—		(0.4)

Total		$(29.2)	$0.7	$(1.2)	$(27.3)

	December 27, 2009

Counterparty	Contract Type	Termination Value	Non-Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(23.1)	$1.0	$(1.0)	$(21.1)
	Foreign Exchange Contracts	(2.6)	0.1		(2.5)
	Natural Gas Contracts	—	—		—
	Heating Oil Contracts	—			—

Total		$(25.7)	$1.1	$(1.0)	$(23.6)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements begin on the following page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Pinnacle Foods Finance LLC

Mountain Lakes, New Jersey

We have audited the accompanying consolidated balance sheet of Pinnacle Foods Finance LLC and subsidiaries (the “Company”) as of December 26, 2010, and the related consolidated statements of operations, shareholder’s equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pinnacle Foods Finance LLC and subsidiaries as of December 26, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 26, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

March 10, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Pinnacle Foods Finance LLC

Mountain Lakes, New Jersey

We have audited the internal control over financial reporting of Pinnacle Foods Finance LLC and subsidiaries (the “Company”) as of December 26, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 26, 2010 of the Company and our report dated March 10, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

March 10, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Pinnacle Foods Finance LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and shareholder’s equity present fairly, in all material respects, the financial position of Pinnacle Foods Finance LLC and its subsidiaries at December 27, 2009 and December 29, 2008, and the results of their operations and their cash flows for each of the fiscal years ended December 27, 2009 and December 28, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting (not presented herein), appearing under Item 9A of Pinnacle Foods Finance LLC’s 2009 Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 23, 2010, except for Note 10 and Note 17, as to which the date is June 9, 2010

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(thousands of dollars)

	Fiscal year ended December 26, 2010	Fiscal year ended December 27, 2009	Fiscal year ended December 28, 2008
Net sales	$2,436,703	$1,642,931	$1,556,408
Cost of products sold	1,834,375	1,263,627	1,217,929

Gross profit	602,328	379,304	338,479
Operating expenses
Marketing and selling expenses	172,344	123,833	111,372
Administrative expenses	109,950	62,737	47,832
Research and development expenses	9,387	4,562	3,496
Other expense (income), net	45,495	42,214	24,363

Total operating expenses	337,176	233,346	187,063

Earnings before interest and taxes	265,152	145,958	151,416
Interest expense	236,004	121,167	153,280
Interest income	288	89	319

Earnings (loss) before income taxes	29,436	24,880	(1,545)
Provision (benefit) for income taxes	7,399	(277,723)	27,036

Net earnings (loss)	$22,037	$302,603	$(28,581)

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(thousands of dollars)

	December 26, 2010	December 27, 2009
Current assets:
Cash and cash equivalents	$115,286	$73,874
Accounts receivable, net	145,258	158,004
Inventories, net	329,635	389,967
Other current assets	21,507	26,960
Deferred tax assets	38,288	25,670

Total current assets	649,974	674,475

Plant assets, net	447,068	412,208
Tradenames	1,629,812	1,658,812
Other assets, net	200,367	233,823
Goodwill	1,564,395	1,559,180

Total assets	$4,491,616	$4,538,498

Current liabilities:
Short-term borrowings	$1,591	$1,232
Current portion of long-term obligations	4,648	38,228
Accounts payable	115,369	130,360
Accrued trade marketing expense	47,274	49,048
Accrued liabilities	142,746	130,035
Accrued income taxes	193	455

Total current liabilities	311,821	349,358

Long-term debt (includes $125,698 and $109,237 owed to related parties)	2,797,307	2,849,251
Pension and other postretirement benefits	78,606	82,437
Other long-term liabilities	43,010	39,383
Deferred tax liabilities	365,787	343,716

Total liabilities	3,596,531	3,664,145

Commitments and contingencies (note 15)

Shareholder’s equity:
Common stock	—	—
Additional paid-in-capital	697,267	693,196
Notes receivable from officers	—	(565)
Retained earnings	247,350	225,313
Accumulated other comprehensive (loss) income	(49,532)	(43,591)

Total shareholder’s equity	895,085	874,353

Total liabilities and shareholder’s equity	$4,491,616	$4,538,498

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(thousands of dollars)

	Fiscal year ended December 26, 2010	Fiscal year ended December 27, 2009	Fiscal year ended December 28, 2008
Cash flows from operating activities
Net earnings (loss) from operations	$22,037	$302,603	($28,581)
Non-cash charges (credits) to net earnings (loss)
Depreciation and amortization	78,049	65,468	62,509
Impairment charges	29,000	1,300	15,100
Amortization of discount on term loan	2,157	28	—
Amortization of debt acquisition costs	13,541	10,230	4,714
Write off of debt acquisition and refinancing costs	17,281	—	—
Amortization of deferred mark-to-market adjustment on terminated swaps	3,295	4,429	1,259
Change in value of financial instruments	1,043	(292)	3,347
Termination of derivative contracts	—	—	(17,030)
Gain on litigation settlement	—	—	(9,988)
Stock-based compensation charge	4,727	3,190	806
Postretirement healthcare benefits	(120)	(25)	(25)
Pension expense net of contributions	(8,096)	2,126	(996)
Other long-term liabilities	(1,398)	(1,007)	—
Other long term assets	447	1,160	(320)
Deferred income taxes	4,382	(277,711)	24,757
Changes in working capital
Accounts receivable	12,958	2,705	6,690
Inventories	60,578	12,786	(25,541)
Accrued trade marketing expense	(1,899)	(4,759)	4,888
Accounts payable	(548)	(13,370)	3,419
Accrued liabilities	14,544	19,785	(29,467)
Other current assets	5,000	(12,403)	1,218

Net cash provided by operating activities	256,978	116,243	16,759

Cash flows from investing activities
Payments for business acquisitions, net of cash acquired	—	(1,314,746)	—
Capital expenditures	(81,272)	(52,030)	(32,598)

Net cash used in investing activities	(81,272)	(1,366,776)	(32,598)

Cash flows from financing activities
Proceeds from bond offerings	400,000	300,000	—
Proceeds from bank term loans	442,300	838,250	—
Repayments of long term obligations	(946,558)	(12,500)	(9,375)
Borrowings under revolving credit facility	—	74,888	101,008
Repayments of revolving credit facility	—	(100,888)	(75,008)
Proceeds from short-term borrowings	3,409	1,921	324
Repayments of short-term borrowings	(3,049)	(852)	(1,531)
Repayment of capital lease obligations	(2,658)	(345)	(238)
Debt acquisition costs	(13,370)	(40,162)	(704)
Change in bank overdrafts	(14,304)	(2,602)	—
Equity contributions	626	264,325	234
Repurchases of equity	(1,282)	(2,207)	(471)
Repayment of notes receivable from officers	565	—	—

Net cash used in financing activities	(134,321)	1,319,828	14,239

Effect of exchange rate changes on cash	27	318	(138)

Net change in cash and cash equivalents	41,412	69,613	(1,738)
Cash and cash equivalents - beginning of period	73,874	4,261	5,999

Cash and cash equivalents - end of period	$115,286	$73,874	$4,261

Supplemental disclosures of cash flow information:
Interest paid	$179,766	$117,468	$167,748
Interest received	271	89	319
Income taxes paid	6,998	589	4,336
Non-cash investing and financing activities:
New capital leases	13,587	1,200	—

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(thousands of dollars, except share amounts)

	Common stock		Additional Paid In Capital	Notes Receivable From Officers	Retained earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Shareholder’s Equity
	Shares	Amount
Balance at December 30, 2007	100	$—	$426,754	$—	$(48,709)	$(18,430)	$359,615

Equity contribution:
Cash			234				234
Repurchases of equity			(471)				(471)
Equity related compensation			806				806
Comprehensive income:
Net loss					(28,581)		(28,581)
Swap mark to market adjustment						5,292	5,292
Amortization of deferred mark-to-market adjustment on terminated swap						1,259	1,259
Foreign currency translation						(1,070)	(1,070)
Net loss on Pension and OPEB actuarial assumptions						(29,511)	(29,511)

Total comprehensive loss							(52,611)

Balance at December 28, 2008	100	$—	$427,323	$—	$(77,290)	$(42,460)	$307,573

Equity contribution:
Cash			264,890				264,890
Repurchases of equity			(2,207)				(2,207)
Equity related compensation			3,190				3,190
Notes receivable from officers				(565)			(565)
Comprehensive income:
Net earnings					302,603		302,603
Swap mark to market adjustment, net of tax benefit of $6,567						(10,610)	(10,610)
Amortization of deferred mark-to-market adjustment on terminated swap						4,429	4,429
Foreign currency translation						(791)	(791)
Net gain on Pension and OPEB actuarial assumptions						5,841	5,841
Total comprehensive income							301,472

Balance at December 27, 2009	100	$—	$693,196	$(565)	$225,313	$(43,591)	$874,353

Equity contribution:
Cash			626				626
Repurchases of equity			(1,282)				(1,282)
Equity related compensation			4,727				4,727
Collection of notes receivable from officers				565			565
Comprehensive income:
Net earnings					22,037		22,037
Swap mark to market adjustments, net of tax benefit of $1,473						(1,955)	(1,955)
Amortization of deferred mark-to-market adjustment on terminated swaps, net of tax provision of $3,036						260	260
Foreign currency translation, net of tax benefit of $167						534	534
Net loss on Pension and OPEB actuarial assumptions, net of tax provision of $682						(4,780)	(4,780)

Total comprehensive income							16,096

Balance at December 26, 2010	100	$—	$697,267	$—	$247,350	$(49,532)	$895,085

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

1.	Summary of Business Activities

Business Overview

Pinnacle Foods Finance LLC (hereafter referred to as the “Company” or “PFF”) is a leading manufacturer, marketer and distributor of high quality, branded convenience food products, the products and operations of which are managed and reported in three operating segments: (i) Birds Eye Frozen, (ii) Duncan Hines Grocery and (iii) Specialty Foods. Our United States retail frozen vegetables (Birds Eye®), multi-serve frozen dinners and entrées (Birds Eye Voila!®), single-serve frozen dinners and entrées (Hungry-Man®, Swanson®), frozen seafood (Van de Kamp’s®, Mrs. Paul’s®), frozen breakfast (Aunt Jemima®), bagels (Lender’s®), and frozen pizza (Celeste®) are reported in the Birds Eye Frozen Division. Our baking mixes and frostings (Duncan Hines®), shelf-stable pickles, peppers and relish (Vlasic®), barbeque sauces (Open Pit®), pie fillings (Comstock®, Wilderness®), syrups (Mrs. Butterworth’s® and Log Cabin®), salad dressing (Bernstein’s®), canned meat (Armour®, Nalley®, Brooks®) and all Canadian Operations are reported in the Duncan Hines Grocery Division. The Specialty Foods Division consists of snack products (Tim’s Cascade® and Snyder of Berlin®) and our food service and private label businesses.

History and Current Ownership

Since 2001, the Company and its predecessors have been involved in several business combinations to acquire certain assets and liabilities related to the brands discussed above.

Effective April 2, 2007, PFF became a direct wholly-owned subsidiary of Peak Finance Holdings LLC (“Peak”). Peak is a direct wholly-owned subsidiary of Crunch Holding Corp. (“Crunch”) and Crunch is 100% owned by Peak Holdings LLC (“Peak Holdings”) and certain members of the Company’s senior management. Peak Holdings is an entity controlled by affiliates of The Blackstone Group (“Blackstone”), a global private investment and advisory firm.

On December 23, 2009, the Company’s subsidiary, Pinnacle Foods Group LLC (“PFG LLC”), purchased Birds Eye Foods, Inc (the “Birds Eye Acquisition”). See Note 3, for a full description of the transaction, and brands of Birds Eye Foods, Inc.

2.	Summary of Significant Accounting Policies

Consolidation. The consolidated financial statements include the accounts of PFF and its wholly-owned subsidiaries. The results of companies acquired during the year are included in the consolidated financial statements from the effective date of the acquisition. Intercompany transactions have been eliminated in consolidation.

Foreign Currency Translation. Foreign-currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of Accumulated other comprehensive (loss) income within shareholder’s equity. The Company translates the results of operations of its foreign subsidiary at the average exchange rates during the respective periods. Gains and losses resulting from foreign currency transactions are included in Cost of products sold on the Consolidated Statement of Operations and were a $3,388 loss the year ended December 26, 2010, a $2,788 gain in the year ended December 27, 2009 and a $3,983 gain in the year ended December 28, 2008. These amounts include the mark to market and realized gains and losses on our foreign currency swaps as discussed in Note 14 to our Consolidated Financial Statements.

Fiscal Year. The Company’s fiscal year ends on the last Sunday in December.

Cash and Cash Equivalents. The Company considers investments in all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents. Cash equivalents are measured at fair value and are Level 1 assets.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Inventories. Substantially all inventories are valued at the lower of average cost or market. Cost is determined by the first-in, first-out method. The nature of costs included in inventory is: ingredients, containers, packaging, other raw materials, direct manufacturing labor and fully absorbed manufacturing overheads. When necessary, the Company provides allowances to adjust the carrying value of its inventories to the lower of cost or net realizable value, including any costs to sell or dispose and consideration for obsolescence, excessive inventory levels, product deterioration and other factors in evaluating net realizable value.

Plant Assets. Plant assets are stated at historical cost, and depreciation is computed using the straight-line method over the lives of the assets. Buildings and machinery and equipment are depreciated over periods not exceeding 45 years and 15 years, respectively. The weighted average estimated remaining useful lives are approximately 12 years for buildings and 6 years for machinery and equipment. When assets are retired, sold, or otherwise disposed of, their gross carrying value and related accumulated depreciation are removed from the accounts and included in determining gain or loss on such disposals. Costs of assets acquired in a business combination are based on the estimated fair value at the date of acquisition.

Goodwill and Indefinite-lived Intangible Assets. The Company evaluates the carrying amount of goodwill and indefinite-lived tradenames for impairment on at least an annual basis and when events occur or circumstances change that impairment might exist. Such a test was performed in the first quarter of 2010, when we reclassified our segments. No impairment resulted. The Company performs goodwill impairment testing for each business which constitutes a component of the Company’s operating segments, known as reporting units. The Company compares the fair value of these reporting units with their carrying values inclusive of goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company compares the implied fair value of the reporting unit’s goodwill to its carrying amount and any shortfall is charged to earnings. In estimating the implied fair value of the goodwill, the Company estimates the fair value of the reporting unit’s tangible and intangible assets (other than goodwill). For indefinite-lived tradename intangible assets the Company determines recoverability by comparing the carrying value to its fair value estimated based on discounted cash flows attributable to the tradename and charges the shortfall, if any, to earnings. In estimating the fair value, the Company primarily uses the income method for goodwill and the relief from royalty method for tradenames, both of which utilize forecasted discounted cash flows to estimate fair values. Assumptions underlying fair value estimates are subject to risks and uncertainties. These measurements would be considered level 3 under the fair value hierarchy described in note 5.

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

Trade promotions, consisting primarily of customer pricing allowances and merchandising funds, and consumer coupons are offered through various programs to customers and consumers. Sales are recorded net of estimated trade promotion spending, which is recognized as incurred at the time of sale. Certain retailers require the payment of slotting fees in order to obtain space for the Company’s products on the retailer’s store shelves. The fees are recognized as reductions of revenue at the earlier of the date cash is paid or a liability to the retailer is created. These amounts are included in the determination of net sales. Accruals for expected payouts under these programs are included as accrued trade marketing expense in the Consolidated Balance Sheet. Coupon redemption costs are also recognized as reductions of net sales when the coupons are issued. Estimates of trade promotion expense and coupon redemption costs are based upon programs offered, timings of those offers, estimated redemption/usage rates from historical performance, management’s experience and current economic trends.

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

Advertising. Advertising costs include the cost of working media (advertising on television, radio or in print), the cost of producing advertising, and the cost of coupon insertion and distribution. Working media and coupon insertion and distribution costs are expensed in the period the advertising is run or the coupons are distributed. The cost of producing advertising is expensed as of the first date the advertisement takes place. Advertising included in the Company’s marketing and selling expenses were $40,725 for fiscal 2010, $42,433 for fiscal 2009 and $37,088 for fiscal 2008.

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

Income Taxes. Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company continually reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change.

Financial Instruments. The Company uses financial instruments; primarily interest rate swaps, to manage its exposure to movements in interest rates, certain commodity prices and foreign currencies. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to the Company. The Company does not use derivatives for trading purposes and is not a party to leveraged derivatives. The authoritative guidance for derivative and hedge accounting requires that all derivatives be recognized as either assets or liabilities at fair value. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings. The cash flows associated with the financial instruments are included in the cash flow from operating activities.

Deferred financing costs. Deferred financing costs are amortized over the life of the related debt using the effective interest rate method. If debt is prepaid or retired early, the related unamortized deferred financing costs are written off in the period the debt is retired.

Capitalized Internal Use Software Costs. The Company capitalizes the cost of internal-use software that has a useful life in excess of one year. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Capitalized internal use software costs are amortized using the straight-line method over their estimated useful lives, generally 2 1/2 to 3 years. The Company amortized $5,030 in fiscal 2010, $3,850 in fiscal 2009 and $3,663 in fiscal 2008. Additionally, as of December 26, 2010 and December 27, 2009, the net book value of capitalized internal use software totaled $7,378 and $7,019, respectively.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Comprehensive Income. Comprehensive income includes net earnings (loss), loss on financial instruments, foreign currency translation adjustments, net gains or (losses) on Pension and OPEB actuarial assumptions and the related tax provisions or benefits that are currently presented as a component of shareholder’s equity. The components of Accumulated other comprehensive (loss) income at year end were as follows:

	December 26, 2010	December 27, 2009
Loss on financial instruments, net of tax benefit ($8,040 and $6,567)	$(30,656)	$(28,701)
Gain on amortization of deferred mark-to-market adjustment on terminated swap, net of tax provision ($3,036 and $0)	5,948	5,688
Loss on Pension and OPEB actuarial assumptions net of tax provision ($682 and $0)	(24,063)	(19,283)
Foreign currency translation adjustments net of tax benefit ($167 and $0)	(761)	(1,295)

Total	$(49,532)	$(43,591)

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In June 2009, new guidance was issued on the consolidation of variable interest entities. We adopted the guidance effective January 1, 2010. This guidance increases the likelihood of an enterprise being classified as a variable interest entity. The adoption of this guidance did not have a material impact on our financial results.

3.	Acquisition

Acquisition of Birds Eye Foods, Inc.

On December 23, 2009, our wholly owned subsidiary, Pinnacle Foods Group LLC acquired all of the common stock of Birds Eye Foods. Birds Eye Foods’ product offering includes an expanding platform of healthy, high-quality frozen vegetables and frozen meals and a portfolio of primarily branded specialty foods which are highly-complimentary to Pinnacle’s existing product offerings. Frozen products are marketed under the Birds Eye brand name. Birds Eye Foods markets traditional boxed and bagged frozen vegetables, as well as steamed vegetables using innovative steam-in-packaging technology, under the Birds Eye and Birds Eye Steamfresh brands. Birds Eye Foods’ frozen complete bagged meals, marketed under the family-oriented Birds Eye Voila! brand, offer consumers value-added meal solutions that include a protein, starch, and vegetables in one convenient package. Birds Eye Foods’ branded specialty food products hold leading market share positions in their core geographic markets, and include Comstock and Wilderness fruit pie fillings and toppings, Brooks and Nalley chili and chili ingredients, and snack foods by Tim’s Cascade and Snyder of Berlin.

The Company accounts for business combinations by using acquisition method of accounting. This provides that goodwill and other intangible assets with indefinite lives are not to be amortized, but tested for impairment on an annual basis. Acquisition costs are expensed as incurred. The Birds Eye Foods Acquisition has been accounted for in accordance with these standards.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

The cost of the Birds Eye Foods Acquisition consisted of:

Stated purchase price	$670,000
Net repayment of Birds Eye’s debt	670,383

Total cost of acquisition	$1,340,383

The following table summarizes the allocation of the total cost of the Birds Eye Foods Acquisition to the assets acquired and liabilities assumed:

Assets acquired:
Cash and cash equivalents	$25,637
Account receivable	67,697
Inventories	212,612
Other current assets	2,806
Assets held for sale	7,402
Deferred tax assets	3,092
Plant assets	146,813
Tradenames	750,000
Distributor relationships and license agreements	52,875
Goodwill	570,228
Other assets	53

Fair value of assets acquired	1,839,215
Liabilities assumed
Accounts payable	78,652
Accrued liabilities	59,269
Pension and post retirement benefit plans	49,307
Capital leases	1,657
Other long-term liabilities	15,966
Deferred tax liabilities	293,981

Total cost of acquisition	$1,340,383

Based upon the allocation, the value assigned to intangible assets and goodwill totaled $1,367.9 million at the valuation date. At the time our acquisition of Birds Eye, we were pending receipt of certain information relative to Birds Eye’s income tax accounts. The required information was received during the fourth quarter of 2010 and resulted in an adjustment of $5.2 million to the opening goodwill balance. The 2009 Balance Sheet was not restated for this adjustment because it is not material. Of the total intangible assets, $48.0 million has been assigned to distributor relationships. Distributor relationships are being amortized on an accelerated basis over 30 years, this life was based on an attrition rate based on industry experience which management believes is appropriate in the Company’s circumstances. The Company has also assigned $750.0 million to the value of the tradenames acquired, of which $624.0 million is allocated to the Birds Eye Frozen segment, $90.0 million is allocated to the Duncan Hines Grocery segment and $36.0 million is allocated to the Specialty Foods segment. The values of the tradenames are not subject to amortization but are reviewed annually for impairment. Goodwill, which is also not subject to amortization, totaled $570.2 million, of which $307.4 million is allocated to the Birds Eye Frozen segment, $108.2 million is allocated to the Duncan Hines Grocery segment and $154.6 million is allocated to the Specialty Foods segment. No new tax-deductible goodwill or intangible assets were created as a result of the Birds Eye Foods Acquisition, but historical tax-deductible goodwill and intangible assets in the amount of $79.4 million existed as of the closing of the Birds Eye Foods Acquisition.

During the year ended December 27, 2009, the acquisition resulted in an additional $2.9 million of net sales and net loss of $0.6 million, related to Birds Eye’s operations from December 23, 2009 to December 27, 2009.

In accordance with the requirements of the acquisition method of accounting for acquisitions, inventories obtained in the Birds Eye Foods Acquisition were required to be valued at fair value (net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity), which is $37.6 million higher than historical manufacturing cost. Cost of products sold for the fiscal year ended December 26, 2010, and the fiscal year ended December 27, 2009 includes pre-tax charges of $37.1 million and $0.5 million, respectively, related to the finished products at December 23, 2009, which were subsequently sold.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

The Birds Eye Foods Acquisition was financed through borrowings of $850.0 million in term loans (“the Tranche C Term Loans”), $300.0 million of 9.25% Senior Notes due 2015 (the “Senior Notes”), a $260.0 million equity contribution from The Blackstone Group L.P., a $3.1 million investment from members of the board and management, less transaction costs of $0.2 million and $24.1 million in the fiscal year ended December 26, 2010 and fiscal year ended December 27, 2009, respectively, and deferred financing costs of $40.2 million. Included in the transaction costs of $0.2 million for the fiscal year ended December 26, 2010 are primarily legal, accounting and other professional fees. Included in the transaction costs of $24.1 million for the fiscal year ended December 27, 2009 are: $19.3 million in merger, acquisition and advisory fees, $4.0 million in legal, accounting and other professional fees and $0.8 million in other costs. The costs are recorded in Other expense (income), net in the Consolidated Statements of Operations. The Company also incurred $11.8 million in original issue discount, in connection with the Tranche C Term Loans. This was recorded in Long-term debt on the Consolidated Balance Sheet and was being amortized over the life of the loan using the effective interest method prior to the repayment of the Tranche C Term Loans on August 17, 2010. For more information on the refinancing, see Note 11 to the Consolidated Financial Statements for Debt and Interest Expense.

Pro forma Information

The following schedule includes consolidated statements of operations data for the unaudited pro forma results for the fiscal years ended December 27, 2009 and December 28, 2008 as if the Birds Eye Foods Acquisition had occurred as of the beginning of fiscal years 2009 and 2008. The pro forma information includes the actual results with pro forma adjustments for the change in interest expense related to the Birds Eye Foods Acquisition, purchase accounting adjustments related to fixed assets, intangible assets, pension and other post-employment benefit liabilities, and related adjustments to the provision for income taxes.

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

The Company was also a counterparty with Lehman Brothers Special Financing (“LBSF”), a subsidiary of Lehman, on an Interest Rate Swap, an Interest Rate Collar, Natural Gas Swaps and Foreign Currency Options (collectively, the “Derivatives”). Lehman is a credit support provider for these Derivatives obligations of LBSF. On October 3, 2008, LBSF also filed for Chapter 11 bankruptcy. The bankruptcy filings of Lehman and LBSF constitute an event of default with respect to the Derivatives. On October 24, 2008, the Company, as is its right under the contractual agreement with LBSF, terminated all of its Derivatives contracts at a cash cost to the Company of $17.5 million. See further discussion of the Derivatives in Note 14 to our Consolidated Financial Statements.

On June 4, 2010 Lehman Brothers Special Financing (LBSF) initiated a claim against the Company in LBSF’s bankruptcy proceeding for an additional payment from the Company of $19.7 million, related to certain derivative contracts which the Company had earlier terminated due to LBSF’s default as a result of its’ bankruptcy filing in 2008. In accordance with the terms of the contracts, following LBSF’s bankruptcy filing, the Company terminated the contracts and paid LBSF approximately $22.3 million ($17.5 million of termination payments and $4.8 million of normal monthly settlements). The Company believes that the claim is without merit and intends to vigorously defend against it.

5.	Fair Value Measurements

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

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the Company’s assumptions.

The Company’s population of financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value As of December 26,	Fair Value Measurements Using Fair Value Hierarchy			Fair Value As of December 27,	Fair Value Measurements Using Fair Value Hierarchy
	2010	Level 1	Level 2	Level 3	2009	Level 1	Level 2	Level 3
Assets
Interest rate derivatives	$—	$—	$—	$—	$165	$—	$165	$—
Natural gas derivatives	28	—	28	—	—	—	—	—
Heating oil derivatives	—	—	—	—	25	—	25	—
Diesel fuel derivatives	380	—	380	—	902	—	902	—

Total assets at fair value	$408	$—	$408	$—	$1,092	$—	$1,092	$—

Liabilities
Interest rate derivatives	$26,646	$—	$26,646	$—	$21,145	$—	$21,145	$—
Foreign currency derivatives	1,100	—	1,100	—	2,522	—	2,522	—
Natural gas derivatives	—	—	—	—	57	—	57	—

Total liabilities at fair value	$27,746	$—	$27,746	$—	$23,724	$—	$23,724	$—

The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk.

Below are descriptions of the techniques used to estimate the fair value of financial instruments on the Company’s financial statements as of December 26, 2010.

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate and foreign exchange forward curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of December 26, 2010 or December 27, 2009.

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

The Company currently uses the Black-Scholes option-pricing model as its method of valuation for stock-based awards. Since the underlying equity is not publicly traded, the determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is based upon estimates of enterprise value as well as assumptions regarding a number of highly complex and subjective variables. The estimated enterprise value is based upon forecasted cash flows for five years plus a terminal year and an assumed discount rate. The other variables used to determine fair value of stock-based payment awards include, but are not limited to, the expected stock price volatility of a group of industry comparable companies over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock-based awards. Although the fair value of employee stock awards is determined in accordance with the authoritative guidance for stock compensation and SEC Staff Accounting Bulletin No. 110 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The fair value of the options granted during the fiscal year ended December 26, 2010 was estimated on the date of the grant using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	1.52%
Expected life of option	2.93 years
Expected volatility of Pinnacle stock	70%
Expected dividend yield on Pinnacle Stock	0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Expense Information

The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under the authoritative guidance for stock compensation which was allocated as follows:

	Fiscal year ended December 26, 2010	Fiscal year ended December 27, 2009	Fiscal year ended December 28, 2008
Cost of products sold	$394	$982	$140
Marketing and selling expenses	1,936	172	188
Administrative expenses	2,184	1,962	457
Research and development expenses	213	74	21

Pre-Tax Stock-Based Compensation Expense	4,727	3,190	806
Income Tax Benefit	141	75	—

Net Stock-Based Compensation Expense	$4,586	$3,115	$806

The Company has two long-term incentive programs: The 2007 Stock Incentive Plan and the 2007 Unit Plan.

2007 Stock Incentive Plan

Crunch Holding Corp. (“CHC”), which continues to own all of the common stock in the Company adopted a stock option plan (the “2007 Stock Incentive Plan”) providing for the issuance of up to 20,000 shares of CHC’s common stock. Pursuant to the option plan, certain officers, employees, managers, directors and other persons are eligible to receive grants of nonqualified stock options, as permitted by applicable law. Generally 25% of the options will vest ratably over five years (“Time-Vested Options”). Fifty percent of the options vest ratably over five years depending on if annual or cumulative EBITDA targets are met (“Performance Options”). The final 25% of the options vest either on a change of control or similar event, if a 20% annual internal rate of is attained by Blackstone (“Exit Options”). The Company recently modified the 2007 Stock Incentive Plan to revise the EBITDA targets included in the plan to levels the Company believes are reasonably attainable in light of the current global economic and financial crisis. In addition, the plan was also revised to provide that if the EBITDA target is achieved in any two consecutive fiscal years during the employee’s continued employment, then that year’s and all prior years’ performance options will vest and become exercisable, and if the exit options vest and become exercisable during the employees continued employment, then all the performance options will also vest and become exercisable. The Company met the 2010 and 2009 EBITDA targets and as a result all previously issued Performance Options vested, thus resulting in an increase in stock compensation expense for the year. Options under the plan have a termination date of 10 years from the date of issuance.

The following table summarizes the stock option transactions under the 2007 Stock Incentive Plan:

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

	Number of Shares	Average Exercise Price	Remaining Life	Intrinsic Value (000’s)
Outstanding - December 30, 2007	5,976	471.87	9.73

Granted	564	472.22
Exercised	—	—
Forfeitures	(847)	471.89

Outstanding - December 28, 2008	5,693	$471.91	8.75

Granted	1,072	457.92
Exercised	—	—
Forfeitures	(335)	471.95

Outstanding - December 27, 2009	6,430	$469.57	8.02

Granted	2,244	554.99
Exercised	—	—
Forfeitures	(415)	490.31

Outstanding - December 26, 2010	8,259	$491.74	7.69

Exercisable - December 26, 2010	3,150	$478.53		$522

2007 Unit Plan

Peak Holdings, the parent of CHC, adopted an equity plan (the “2007 Unit Plan”) providing for the issuance of profit interest units (PIUs) in Peak. Certain employees were given the opportunity to invest in Peak on April 1, 2007 through the purchase of Peak’s Class A-2 Units. In addition, each manager who so invested was awarded profit interests in Peak in the form of Class B-1, Class B-2 and Class B-3 Units. Generally 25% of the PIUs will vest ratably over five years (“Class B-1 Units”). Fifty percent of the PIUs vest ratably over five years depending on whether annual or cumulative EBITDA targets are met (“Class B-2 Units”). The final 25% of the PIUs granted under the 2007 Equity Plans vest either on a change of control or similar event, if a 20% annual internal rate of return is attained by Blackstone (“Class B-3 Units”). The plan also provides that if the EBITDA target is achieved in any two consecutive fiscal years (excluding 2007 and 2008) during the employee’s continued employment, then that year’s and all prior years’ Class B-2 units will vest and become exercisable, and if the Class B-3 units vest and become exercisable during the employees continued employment, then all the Class B-2 units will also vest and become exercisable. On April 1, 2010, the Company awarded a second tranche of PIUs to certain employees in the form of Class B-1 Units and Class B-2 Units. The Class B-1 Units and Class B-2 Units have the same vesting provisions as stated above.

The PIUs align the interest of management and the shareholders by providing certain members of management an interest in the overall return earned by Blackstone upon the exit of their investment. The intrinsic value of the PIU’s is based upon the enterprise value of the Company. The following table summarizes the activities under the 2007 Unit Plan:

	Number of Shares	Aggregate Intrinsic Value (000’s)
Outstanding - December 30, 2007	8,124

Granted	326
Exercised	(552)
Forfeitures	(14)

Outstanding - December 28, 2008	7,884

Granted	3,305
Exercised	(2,612)
Forfeitures

Outstanding - December 27, 2009	8,577

Granted	3,316
Exercised	(689)
Forfeitures	(841)

Outstanding - December 26, 2010	10,363

Vested - December 26, 2010	3,150	$5,677

7.	Restructuring and Impairment Charges

Tradenames

In 2010, the Company experienced declines in sales of its Hungry-Man branded products. Upon reassessing the long term sales growth rates, the Company recorded an impairment of the tradename asset in the amount of $29.0 million. The charge is recorded in Other expense (income), net on the Consolidated Statements of Operations and is reported in the Birds Eye Frozen segment. In 2009, the Company made the decision to discontinue sales of its Swanson branded products in the United States. Upon reassessing the long term growth rates, the Company recorded an impairment of the tradename asset in the amount of $1.3 million. The charge is recorded in the Other expense (income), net line on the Consolidated Statements of Operations and is reported in the Birds Eye Frozen segment. In 2008, the Company recorded impairment charges for its Van de Kamp’s ($8.0 million), Mrs. Paul’s ($5.6 million), Lenders ($0.9 million) and Open Pit tradenames ($0.6 million). The charges are recorded in the Other expense (income), net line on the Consolidated Statements of Operations and are reported in the Duncan Hines Grocery ($0.6 million) and Birds Eye Frozen ($14.5 million) segments.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Rochester, NY Office

The Rochester, NY office was the former headquarters of Birds Eye Foods, Inc. which was acquired by PFG on December 23, 2009, as described in Note 3 to our Consolidated Financial Statements. In connection with the consolidation of activities into PFG’s New Jersey offices, the Rochester office was closed in December 2010. Notification letters under the Worker Adjustment and Retraining Notification (WARN) Act of 1988 were issued in the first quarter of 2010. Activities related to the closure of the Rochester office began in the second quarter of 2010 and resulted in the elimination of approximately 200 positions.

In accordance with the authoritative guidance with respect to accounting for costs associated with exit or disposal activities, the full cost of termination benefits of $7,587 related to employees who were not retained beyond the minimum retention period were recorded in first quarter 2010. The full cost of termination benefits of employees who were retained beyond the minimum retention period was $3,669 and was recorded throughout the fiscal year. The total cost of termination benefits recorded for the fiscal year ended December 26, 2010 was $11,393 and was recorded in the segments as follows: Birds Eye Frozen segment $8,052, Duncan Hines Grocery segment $2,076 and Specialty Foods segment $1,265.

In addition to the termination benefits, the Company recorded net lease termination costs of $1,206 for the fiscal year ended December 26, 2010 related to vacating the Birds Eye Foods’ Corporate headquarters prior to the expiration of the lease. These costs are expected to be paid over the remaining term of the lease, which runs through December 2011.

Tacoma, WA Plant

Pinnacle currently has two canning operations, our Tacoma, Washington plant that produces our Nalley and Brooks brands and our Ft. Madison, Iowa facility that produces our Armour brand. In an effort to enhance the long-term strength of our brands and improve our supply chain operations, we will close our Tacoma plant and consolidate production in our Ft. Madison plant. The closure of the Tacoma plant is targeted for the second half of 2011 and will result in the termination of approximately 160 employees. The full cost of termination benefits of employees that was recorded was recorded in the fourth quarter of 2010 was $1,533 and is expected to be paid in 2011. Termination costs for Tacoma are recorded in the Duncan Hines Grocery segment. In addition to termination benefits, the company revised the estimated useful lives of the Tacoma plant assets and therefore incurred additional accelerated depreciation of $736 in the fourth quarter of 2010, and expects to record an additional $4,782 of accelerated depreciation in 2011. We also adjusted the timing of the settlement of asset retirement obligations at Tacoma and as a result recorded an additional liability of $1,025 which was capitalized and will be depreciated over the remaining useful life of the plant.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

The following table summarizes restructuring charges accrued as of December 26, 2010.

Description	Balance at December 31, 2007	Expense	Other Increases		Noncash Reductions	Cash Reductions	Balance at December 28, 2008
Impairment charges	$—	$15,100	$—		$(15,100)	$—	$—
Employee severance	119	—	—		—	(16)	103

Total	$119	$15,100	$—		$(15,100)	$(16)	$103

Description	Balance at December 29, 2008	Expense	Other Increases		Noncash Reductions	Cash Reductions	Balance at December 27, 2009
Impairment charges	$—	$1,300	$—		$(1,300)	$—	$—
Employee severance	103	—	—		(33)	—	70

Total	$103	$1,300	$—		$(1,333)	$—	$70

Description	Balance at December 27, 2009	Expense	Other Increases		Noncash Reductions	Cash Reductions	Balance at December 26, 2010
Impairment charges	$—	$29,000	$—		$(29,000)	$—	$—
Facility shutdowns	—	1,206	1,025	(1)	—	(380)	1,851
Employee severance	70	12,926	—		(70)	(6,830)	6,096

Total	$70	$43,132	$1,025		$(29,070)	$(7,210)	$7,947

(1)	consists of asset retirement obligation for Tacoma facilty.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

8.	Other Expense (Income), net

	Fiscal year ended December 26, 2010	Fiscal year ended December 27, 2009	Fiscal year ended December 28, 2008
Amortization of intangibles/other assets	$17,170	$16,824	$19,245
Restructuring and impairment charges	29,000	1,300	15,100
Birds Eye Acquisition merger-related costs	224	24,090	—
Gain on litigation settlement	—	—	(9,988)
Royalty income	(750)	—	—
Other	(149)	—	6

Total other expense	$45,495	$42,214	$24,363

Restructuring and impairment charges. In 2010, the Company recorded an impairment of $29.0 million on the Hungry-Man tradename. In 2009, the Company recorded an impairment of $1.3 million on the Swanson tradename. In 2008, the Company recorded impairment charges for its Van de Kamp’s ($8.0 million), Mrs. Paul’s ($5.6 million), Lenders ($0.9 million) and Open Pit tradenames ($0.6 million). The charges are the result of the Company reassessing the long-term growth rates for its branded products

Royalty expense (income), net. We have a license agreement whereby the Company receives $750 per year in royalties from the Dean Pickle and Specialty Products Company, a subsidiary of TreeHouse Foods, Inc., for the use of the Nalley® trademark in the production of the Nalley’s Pickle brand.

Birds Eye Acquisition merger-related costs. In connection with the Birds Eye Foods Acquisition, as described in Note 3, the Company incurred costs of $224 in the fiscal year ended December 26, 2010 and $24.1 million in the fiscal year ended December 27, 2009. These costs relate primarily to merger, acquisition and advisory fees, legal, accounting and other professional fees.

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

	December 26, 2010	December 27, 2009
Customers	$142,795	$154,788
Allowances for cash discounts, bad debts and returns	(5,214)	(3,826)

	137,581	150,962
Other	7,677	7,042

Total	$145,258	$158,004

Following are the changes in the allowance for cash discounts, bad debts, and returns:

	Beginning Balance	Additions	Deductions	Ending Balance
Fiscal year ended December 26, 2010	$3,826	$60,870	$(59,482)	$5,214
Fiscal year ended December 27, 2009	3,680	41,580	(41,434)	3,826
Fiscal year ended December 28, 2008	4,028	39,028	(39,376)	3,680

Inventories. Inventories are as follows:

	December 26, 2010	December 27, 2009
Raw materials, containers and supplies	$39,528	$40,912
Finished product	290,107	349,055

Total	$329,635	$389,967

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

In the fourth quarter of 2009, in connection with the Birds Eye Foods Acquisition, inventories were required to be valued at fair value, which is $37.6 million higher than historical manufacturing cost. Cost of products sold for the fiscal year ended December 26, 2010, and the fiscal year ended December 27, 2009 includes pre-tax charges of $37.1 million and $0.5 million, respectively, related to the finished products at December 23, 2009, which were subsequently sold.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Other Current Assets. Other Current Assets are as follows:

	December 26, 2010	December 27, 2009
Prepaid expenses	$8,144	$7,849
Prepaid income taxes	5,961	2,534
Assets held for sale	7,402	7,402
Cash collateral for letter of credit	—	9,175

	$21,507	$26,960

Assets held for sale represents the estimated fair value of the former Birds Eye plant in Watsonville, CA.

Plant Assets. Plant assets are as follows:

	December 26, 2010	December 27, 2009
Land	$19,811	$19,717
Buildings	148,746	129,743
Machinery and equipment	412,147	355,819
Projects in progress	25,063	13,794

	605,767	519,073
Accumulated depreciation	(158,699)	(106,865)

Total	$447,068	$412,208

Depreciation was $60,879 during the fiscal year ended December 26, 2010, $48,644 during the fiscal year ended December 27, 2009 and $43,264 during the fiscal year ended December 28, 2008. As of December 26, 2010 and December 27, 2009, Plant Assets included assets under capital lease with a book value of $14,621 and $3,078 (net of Accumulated depreciation of $2,779 and $1,057), respectively.

Accrued Liabilities. Accrued liabilities are as follows:

	December 26, 2010	December 27, 2009
Employee compensation and benefits	$59,877	$69,331
Consumer coupons	4,708	6,711
Interest payable	39,914	23,808
Accrued restructuring charges	6,816	70
Other	31,431	30,115

Total	$142,746	$130,035

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

10.	Goodwill, Tradenames and Other Assets

Goodwill by segment is as follows:

	Birds Eye Frozen	Duncan Hines Grocery	Specialty Foods	Total
Balance, December 28, 2008	$271,387	$632,260	$90,521	$994,167

Birds Eye Acquisition allocation of purchase price	304,572	107,215	153,226	565,013

Balance, December 27, 2009	$575,958	$739,475	$243,747	$1,559,180

Birds Eye Acquisition adjustment	2,811	990	1,414	5,215

Balance, December 26, 2010	$578,769	$740,465	$245,161	$1,564,395

The authoritative guidance for business combinations requires that all business combinations be accounted for at fair value under the acquisition method of accounting. The authoritative guidance for goodwill and other intangible assets provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. The authoritative guidance for accounting for goodwill states that impairment is to be tested on an annual basis, unless an event occurs that could potentially reduce the fair value of a reporting unit below its book value. The Company completed its annual testing as of December 26, 2010. No impairments were identified.

The Birds Eye Foods Acquisition was accounted for in accordance the authoritative guidance for business combinations and resulted in $565,013 in goodwill, as of December 27, 2009. At the time our acquisition of Birds Eye, we were pending receipt of certain information relative to Birds Eye’s income tax accounts. The required information was received during the fourth quarter of 2010 and resulted in an adjustment of $5,215 to the opening goodwill balance.

Tradenames

Tradenames by segment are as follows:

	Birds Eye Frozen	Duncan Hines Grocery	Specialty Foods	Total
Balance, December 28, 2008	$227,880	$682,232	$—	$910,112

Birds Eye Acquisition allocation of purchase price	624,000	90,000	36,000	750,000
Impairment	(1,300)	—	—	(1,300)

Balance, December 27, 2009	$850,580	$772,232	$36,000	$1,658,812

Impairment	(29,000)	—	—	(29,000)

Balance, December 26, 2010	$821,580	$772,232	$36,000	$1,629,812

In December 2010, the Company recorded an impairment charge of $29,000 for its Hungry-Man tradename which is reported in the Birds Eye Frozen segment. In December 2009, the Company recorded an impairment charge of $1,300 for its Swanson tradename which was reported in the Birds Eye Frozen segment. In 2008, the Company recorded impairment charges for its Van de Kamp’s ($8,000), Mrs. Paul’s ($5,600), Lenders ($900) and Open Pit tradenames ($600). The charges were reported in the Birds Eye Frozen ($14,500) and Duncan Hines Grocery ($600) segments. All impairment charges were the result of the Company’s reassessment of the long-term growth rates for its branded products and were recorded Other expense (income), net on the Consolidated Statements of Operations

The allocation of the Birds Eye Acquisition purchase price resulted in indefinite-lived tradename intangible assets of $750,000.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Other Assets

	December 26, 2010
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(19,804)	$33,006
Customer relationships - Distributors	36	125,489	(16,755)	108,734
Customer relationships - Food Service	7	36,143	(25,063)	11,080
Customer relationships - Private Label	7	9,214	(7,445)	1,769
License	7	4,875	(750)	4,125

Total amortizable intangibles		$228,531	$(69,817)	$158,714
Deferred financing costs		76,391	(35,166)	41,225
Notes receivable (Roskam Baking)		427	—	428

Total other assets, net				$200,367

	December 27, 2009
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(14,523)	$38,287
Customer relationships - Distributors	36	125,305	(10,154)	115,151
Customer relationships - Food Service	7	36,143	(21,655)	14,488
Customer relationships - Private Label	7	9,213	(6,316)	2,897
License	7	4,875	—	4,875

Total amortizable intangibles		$228,346	$(52,648)	$175,698
Deferred financing costs		80,730	(23,833)	56,897
Foreign currency swap (See Note 11)		165	—	165
Notes receivable (Roskam Baking)		1,009	—	1,009
Other		54	—	54

Total other assets, net				$233,823

Amortization of the intangible assets was $17,170 for the fiscal year ended 2010, $16,824 for the fiscal year ended 2009 and $19,245 for the fiscal year ended 2008. Estimated amortization expense for each of the next five years and thereafter is as follows: 2011 - $16,170, 2012 - $15,811, 2013 - $15,473, 2014 - $12,190, 2015 - $10,903 and thereafter - $88,167.

Intangible Assets by segment for the fiscal year ended December 26, 2010 were $82,749 in the Birds Eye Frozen segment, $59,205 in the Duncan Hines Grocery segment and $16,760 in the Specialty Foods segment. Intangible Assets by segment for the fiscal year ended December 27, 2009 were $85,713 in the Birds Eye Frozen segment, $68,567 in the Duncan Hines Grocery segment and $21,420 in the Specialty Foods segment.

Deferred financing costs, which relate to the Senior Secured Credit Facility, Senior Notes and Senior Subordinated Notes entered into in connection with the Blackstone Transaction, amounted to $40,567 as of December 26, 2010. Deferred financing costs in connection with the Birds Eye Foods Acquisition, amounted to $40,253 prior to the refinancing. As a result of the refinancing described below, deferred financing costs in connection with the Birds Eye Foods Acquisition were reduced to $35,824 as of December 26, 2010.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

As discussed in Note 11, the Company refinanced its existing Tranche C Term Loans on August 17, 2010 by issuing $400.0 million 8.25% Senior Notes due 2017 (the “8.25% Senior Notes”) and entering into an amendment to the Senior Secured Credit Facility pursuant to which the Company borrowed incremental term loans (the “Tranche D Term Loans”) in an aggregate principal amount of $442.3 million. In accordance with the authoritative guidance for debt extinguishments and modifications, the lending relationship between the Company and each bank in the original lending syndicate was examined and determined to be either a modification or an extinguishment. As a result of this analysis, the Company recorded interest expense in the Consolidated Statement of Operations for the write-off of $11,633 of deferred financing costs and $5,648 of original issue discount related to extinguished lending relationships from the Tranche C Term Loans. In addition, the Company incurred approximately $3,880 of legal, consulting and placement fees in connection with the Tranche D Term Loans. Of the fees incurred, $3,221 were costs of modifying existing lending relationships and thus the Company charged the interest expense in the Consolidated Statement of Operations during the third quarter of 2010. The remaining $660 of fees related to obtaining new lending relationships and thus was deferred. The Company also incurred approximately $8,790 of legal, consulting, audit and placement fees in connection with the execution of the 8.25% Senior Notes, all of which were deferred. All costs deferred in connection with the above transactions were recorded in Other Assets, net on the consolidated balance sheet.

All deferred financing costs are amortized into interest expense over the life of the related debt facility using the effective interest method. Amortization was $13,541 for the fiscal year ended 2010, $10,230 for the fiscal year ended 2009 (including $5,410 related to stand by bridge financing fees) and $4,714 for the fiscal year ended 2008.

The following summarizes deferred financing cost activity in 2010:

Deferred Financing Costs

	Gross Carrying Amount	Accumulated Amortization	Net
December 27, 2009	$80,730	$(23,833)	$56,897
2010 - Additions	10,002	—	10,002
Amortization	—	(13,541)	(13,541)
Term Loan C - Write Off	(13,841)	2,208	(11,633)
Other	(500)	—	(500)

December 26, 2010	$76,391	$(35,166)	$41,225

In February 2009, the Company entered into an agreement with Roskam Baking, which began co-packing certain Duncan Hines products in April 2009. This agreement included a provision to loan Roskam $1,900. As of December 26, 2010 the balance of the notes receivable is $978, of which $550 is recorded on the Consolidated Balance Sheet in Other Current Assets and $428 is recorded in Other Assets, net. This loan is being paid back to the Company based on cases produced and will be paid back in no less than 5 years.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

11.	Debt and Interest Expense

	December 26, 2010	December 27, 2009
Short-term borrowings
- Revolving Credit Facility	$—	$—
- Notes payable	1,591	1,232

Total short-term borrowings	1,591	1,232

Long-term debt
- Senior Secured Credit Facility - Term Loans due 2014	$1,199,422	$1,221,875
- Senior Secured Credit Facility - Tranche C Term Loans due 2014	—	850,000
- Senior Secured Credit Facility - Tranche D Term Loans due 2014	368,194	—
- 8.25% Senior Notes due 2017	400,000	—
- 9.25% Senior Notes due 2015	625,000	625,000
- 10.625% Senior Subordinated Notes due 2017	199,000	199,000
- Unamortized discount on long term debt	(3,917)	(11,722)
- Capital lease obligations	14,256	3,326

	2,801,955	2,887,479
Less: current portion of long-term obligations	4,648	38,228

Total long-term debt	$2,797,307	$2,849,251

Interest expense
	Fiscal year ended December 26, 2010	Fiscal year ended December 27, 2009	Fiscal year ended December 28, 2008
Third party interest expense	$184,857	$90,899	$127,974
Related party interest expense	4,996	1,446	3,106
Amortization of debt acquisition costs (Note 10)	13,541	10,230	4,714
Write off of debt issue costs (Note 10)	11,633	—	—
Amortization of deferred mark-to-market adjustment on terminated swap (Note 14)	3,295	4,429	1,259
Interest rate swap (gains) losses (Note 14)	17,682	14,163	16,227

	$236,004	$121,167	$153,280

The Senior Secured Credit Agreement (the “Senior Secured Credit Facility”) consists of (i) term loans in an initial aggregate amount of $1,250.0 million (the “Term Loans”) and (ii) revolving credit commitments in the initial aggregate amount of $125.0 million (the “Revolving Credit Facility”). The term loan matures April 2, 2014. The Revolving Credit Facility matures April 2, 2013.

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

On August 17, 2010 the Company entered into an amendment to the Senior Secured Credit Facility, which provided for incremental term loans in the amount of $442.3 million (the “Tranche D Term Loans). The proceeds from the Tranche D Term Loans, along with the proceeds from the 8.25% Senior Notes described below were used to repay the outstanding Tranche C Term Loans. In accordance with the authoritative guidance for debt extinguishments and modifications, the lending relationship between the Company and each bank in the original lending syndicate was examined and determined to be either a modification or an extinguishment. As a result of this analysis, the Company recorded interest expense in the Consolidated Statement of Operations for the write-off of $11,633 of deferred financing costs and $5,648 of original issue discount related to extinguished lending relationships from the Tranche C Term Loans. In addition, the Company incurred approximately $3,880 of legal, consulting and placement fees in connection with the Tranche D Term Loans. Of the fees incurred, $3,221 were costs of modifying existing lending relationships and thus charged the interest expense in the Consolidated Statement of Operations during the third quarter of 2010. The remaining $660 of fees related to obtaining new lending relationships and thus was deferred. The Company also incurred approximately $8,790 of legal, consulting, audit and placement fees in connection with the execution of the 8.25% Senior Notes, all of which were deferred. All costs deferred in connection with the above transactions were recorded in Other Assets, net on the consolidated balance sheet.

There were no borrowings outstanding under the Revolving Credit Facility as of December 26, 2010 and December 27, 2009. There have been no borrowings under the revolver at any time in 2010.

The total combined amount of the Term Loans and the Tranche C and Tranche D Term Loans that were owed to affiliates of The Blackstone Group as of December 26, 2010 and December 27, 2009, was $125,698 and $109,237, respectively.

The Company’s borrowings under the Senior Secured Credit Facility, as amended, bear interest at a floating rate and are maintained as base rate loans or as Eurocurrency rate loans. Base rate loans bear interest at the base rate plus the applicable base rate margin, as defined in the Senior Secured Credit Facility. The base rate is defined as the higher of (i) the prime rate and (ii) the Federal Reserve reported overnight funds rate plus 1/2 of 1%. Eurocurrency rate loans bear interest at the adjusted Eurocurrency rate, as described in the Senior Secured Credit Facility, plus the applicable Eurocurrency rate margin. Solely with respect to Tranche C Term Loans, the Eurocurrency rate was no less than 2.50% per annum. Solely with respect to Tranche C Term Loans, the base rate was no less than 3.50% per annum. Solely with respect to Tranche D Term Loans, the Eurocurrency rate shall be no less than 1.75% per annum. Solely with respect to Tranche D Term Loans, the base rate shall be no less than 2.75% per annum.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

The applicable margins with respect to the Company’s Senior Secured Credit Facility vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on the Company’s leverage ratio as defined in the credit agreement. The applicable margins with respect to the Senior Secured Credit Facility are currently:

Applicable Margin (per annum)
Revolving Credit Facilty and Letters of Credit			Term Loans		Tranche D Term Loans
Eurocurrency Rate for Revolving Loans and Letter of Credit Fees	Base Rate for Revolving Loans	Commitment Fees Rate	Eurocurrency Rate for Term Loans	Base Rate for Term Loans	Eurocurrency Rate for Term Loan D	Base Rate for Term Loan D
2.25%	1.25%	0.50%	2.50%	1.50%	4.25%	3.25%

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

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility. For the fiscal years ended December 26, 2010, December 27, 2009 and December 28, 2008, the weighted average interest rate on the term loan components of the Senior Credit Facility was 4.44%, 3.13% and 6.21%, respectively. As of December 26, 2010, the interest rate on the revolving credit facility was 2.76%, however no borrowings were made during 2010. For the fiscal years ended December 27, 2009 and December 28, 2008, the weighted average interest rates on the Revolving Credit Facility were 3.19% and 5.45%, respectively. As of December 26, 2010 and December 27, 2009, the Eurodollar interest rate on the term loan components of the Senior Credit Facility was 3.52% and 4.84%, respectively.

The Company pays a fee for all outstanding letters of credit drawn against the Revolving Credit Facility at an annual rate equivalent to the Applicable Margin then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility cannot exceed $50,000 as of March 24, 2010 (previously $25,000). As of December 26, 2010 and December 27, 2009, the Company had utilized $34,187 and $22,072, respectively of the Revolving Credit Facility for letters of credit. As of December 26, 2010 and December 27, 2009, there were no borrowings under the Revolving Credit Facility. As of December 26, 2010 and December 27, 2009, respectively, there was $115,813 and $127,928 of borrowing capacity under the Revolving Credit Facility, of which $15,813 and $2,828 was available to be used for letters of credit.

Under the terms of the Senior Secured Credit Facility, the Company is required to use 50% of its “Excess Cash Flow”, to prepay the Term Loans and the Tranche D Term Loans. Excess Cash Flow is determined by taking consolidated net income (as defined) and adjusting it for certain items, including (1) all non cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principle payments of indebtedness and (5) certain other items defined in the Senior Secured Credit Facility. In December 2010, the Company made a voluntary prepayment of $73.0 million to the Tranche D Term Loans. As a result of this prepayment, no payment is expected to be due under the Excess Cash Flow requirements of Senior Secured Credit Facility. In March 2010, in accordance with the Excess Cash Flow requirements of the Senior Secured Credit Facility, the Company made a mandatory prepayment of the Term Loans of $27.0 million.

The Term Loans mature in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the Term Loan outstanding as of December 26, 2010 are $2.5 million in 2011, $12.5 million in 2012, $12.5 million in 2013 and $1,171.9 million in 2014. The Tranche D Term Loans mature in quarterly 0.25% installments from December 2010 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the Tranche D Term Loans outstanding as of December 27, 2009 are no payments due in 2011, 2012 and 2013, with a lump sum payment of $368.2 million due in 2014.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

The Company issued $325.0 million of 9.25% Senior Notes (the “Senior Notes”) due 2015, and $250.0 million of 10.625% Senior Subordinated Notes (the “Senior Subordinated Notes”) due 2017. On December 23, 2009, as part of the Birds Eye Foods Acquisition described in Note 3, the Company issued an additional $300 million of 9.25% Senior Notes due in 2015 (the “Additional Senior Notes”). The Senior Notes and the Additional Senior Notes are collectively referred to herein as the 9.25% Senior Notes. As described above, on August 17, 2010 the Company issued $400.0 million of 8.25% Senior Notes, due 2017 (the “8.25% Senior Notes”) and utilized the proceeds to repay the Tranche C Term Loans.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

On November 22, 2010, the Company completed the exchange of $300.0 million of its 9.25% Senior Notes and $400.0 million of its 8.25% Senior Notes. Under the transaction, the originally issued private placement notes were exchanged for freely tradable registered notes. The terms underlying the notes and related indenture did not change.

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

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 26, 2010, is as follows:

	December 26, 2010
Issue	Recorded Amount	Fair Value
Senior Secured Credit Facility - Term Loans	$1,199,422	$1,171,308
Senior Secured Credit Facility - Tranche D Term Loans	368,194	372,031
8.25% Senior Notes	400,000	409,000
9.25% Senior Notes	625,000	648,438
10.625% Senior Subordinated Notes	199,000	213,925

	$2,791,616	$2,814,702

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 27, 2009, is as follows:

	December 27, 2009
Issue	Recorded Amount	Fair Value
Senior Secured Credit Facility - Term Loans	$1,221,875	$1,134,303
Senior Secured Credit Facility - Tranche C Term Loans	850,000	853,536
9.25% Senior notes	625,000	628,906
10.625% Senior subordinated notes	199,000	206,214

	$2,895,875	$2,822,959

The fair value is based on the quoted market price for such notes and borrowing rates currently available to the Company for loans with similar terms and maturities.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

12.	Pension and Retirement Plans

The Company accounts for pension and retirement plans in accordance with the authoritative guidance for retirement benefit compensation. This guidance requires recognition of the funded status of a benefit plan in the statement of financial position. The guidance also requires recognition in accumulated other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules.

The Company uses a measurement date for the pension and postretirement benefit plans that coincides with its year end.

Pinnacle Foods Pension Plan

As of December 26, 2010, the Company maintains a noncontributory defined benefit pension plan (“Pinnacle Foods Pension Plan”) that covers eligible union employees and provides benefits generally based on years of service and employees’ compensation. The Pinnacle Foods Pension Plan is funded in conformity with the funding requirements of applicable government regulations.

In March 2008, as a result of the collective bargaining process, the employees at our Ft. Madison facility elected to stop participating in the Company-sponsored pension plan and are now part of the United Food and Commercial Workers multi-employer pension plan. In June 2010, the pension plan benefits for Imlay City, Michigan participants were frozen effective July 1, 2010 and, accordingly, the Company recorded a curtailment loss of $992 in earnings and a related curtailment gain of $2,646 in Accumulated Other Comprehensive Income during the second quarter of 2010.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

	Pinnacle Foods Pension Plan Pension Benefits
	Fiscal year ended December 26, 2010	Fiscal year ended December 27, 2009	Fiscal year ended December 28, 2008
Change in Benefit Obligation
Net benefit obligation at beginning of the period	$78,740	$75,212	$63,389
Service cost	1,228	1,815	1,539
Interest cost	4,558	4,437	4,264
Amendments	—	—	1,739
Actuarial (gain) loss	6,173	1,208	7,861
Gross benefits paid	(4,239)	(3,932)	(3,580)
Curtailment gain	(2,646)	—	—

Net benefit obligation at end of the period	83,814	78,740	75,212

Change in Plan Assets
Fair value of plan assets at beginning of the period	45,948	38,705	56,030
Employer contributions	8,881	2,777	2,501
Actual return on plan assets	4,636	8,398	(16,246)
Gross benefits paid	(4,239)	(3,932)	(3,580)

Fair value of plan assets at end of the period	55,226	45,948	38,705

Funded status at end of the year	$(28,588)	$(32,792)	$(36,507)

Amounts recognized in the Consolidated Balance Sheet
Accrued pension benefits	$(28,588)	$(32,792)	$(36,507)

Net amount recognized at end of the period	$(28,588)	$(32,792)	$(36,507)

Amounts recognized in Accumulated Other Comprehensive (Loss) / Income
Net loss / (gain)	$20,339	$18,656	$24,356
Prior service cost	386	1,456	1,597

Net amount recognized at end of the period	$20,725	$20,112	$25,953

Accumulated benefit obligation	$79,753	$71,860	$68,246

Weighted average assumptions
Discount rate	5.45%	5.94%	6.05%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	3.00%	3.00%	3.00%

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

The following represents the components of net periodic benefit costs:

	Pinnacle Foods Pension Plan Pension Benefits
	Fiscal year ended December 26, 2010	Fiscal year ended December 27, 2009	Fiscal year ended December 28, 2008
Service cost	$1,228	$1,815	$1,539
Interest cost	4,558	4,437	4,264
Expected return on assets	(3,611)	(2,867)	(4,440)
Amortization of prior service cost	77	142	142
Amortization of actuarial loss	819	1,377	—
Curtailment loss	992	—	—

Net periodic benefit cost	$4,063	$4,904	$1,505

Weighted average assumptions:
Discount rate	5.87%	6.05%	6.48%
Expected return on plan assets	7.50%	7.50%	8.00%
Rate of compensation increase	3.00%	3.00%	3.50%

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

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 26, 2010 and December 27, 2009, by asset category, are as follows:

	December 26, 2010	December 27, 2009
Asset category
Equity securities	60%	61%
Debt securities	35%	34%
Cash	5%	5%

Total	100%	100%

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

The following table summarizes the Pinnacle Foods Pension Plan’s investments measured at fair value on a recurring basis:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
Level 3:	Unobservable inputs that reflect the Company’s assumptions.

	Fair Value As of December 26, 2010	Fair Value Measurements Using Fair Value Hierarchy			Fair Value As of December 27, 2009	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Short-term investments:
Short-term Investment Fund	$2,744	$2,744	$—	$—	$2,170	$2,170	$—	$—
Equity Common/collective trusts:
Small Cap Fund	1,097	—	1,097	—	940	—	940	—
Large Cap Fund	7,682	—	7,682	—	6,507	—	6,507	—
International Fund	9,329	—	9,329	—	7,827	—	7,827	—
Growth Fund	5,484	—	5,484	—	4,689	—	4,689	—
U.S. Value Fund	9,329	—	9,329	—	7,894	—	7,894	—
Fixed Income Common/collective trusts:
Fixed Income Fund	19,207	—	19,207	—	15,586	—	15,586	—

Total assets at fair value	$54,872	$2,744	$52,128	$—	$45,613	$2,170	$43,443	$—

The plan had $52,128 and $43,443 of investments, in common and collective trusts which are reported at fair value and categorized as level 2 in the above tables as of December 26, 2010 and December 27, 2009, respectively. The plan has concluded that net asset value (“NAV”) reported by the underlying funds approximates fair market value of these investments. The investments are redeemable with the fund at NAV under the original terms of the partnership agreements and/or subscription agreements and the operations of the underlying funds. However, it is possible that these redemption rights may be restricted or eliminated by the funds in the future in accordance with the underlying fund agreements.

As of December 26, 2010, total assets at fair value of $54,872 do not include a $354 receivable from broker that is included in total assets of the plan of $55,226. As of December 27, 2009, total assets at fair value of $45,613 do not include a $335 receivable from broker that is included in total assets of the plan of $45,948.

Cash Flows

Contributions. The Company made contributions to the Pinnacle Foods Pension Plan totaling $8.9 million in fiscal 2010, $2.8 million in fiscal 2009 and $2.5 million in fiscal 2008. In fiscal 2011, the Company expects to make contributions of $4.8 million.

Birds Eye Foods Pension Plan

The Company’s Birds Eye Foods Pension Plan (“Birds Eye Foods Pension Plan”) consists of hourly and salaried employees and has primarily noncontributory defined-benefit schedules. Benefits for salaried participants are frozen. In May 2010, the pension plan benefits for certain locations were frozen. The Company recorded a curtailment gain of $588 in earnings during the fiscal year ended December 26, 2010.

The Company acquired an Excess Benefit Retirement Plan from Birds Eye Foods which serves to provide employees with the same retirement benefit they would have received from Birds Eye’s retirement plan under the career average base pay formula. Benefits for this plan are frozen.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

The Company maintains a non-tax qualified Supplemental Executive Retirement Plan (“SERP”) which provides additional retirement benefits to two prior executives of Birds Eye Foods who retired prior to November 4, 1994.

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

	Birds Eye Foods Pension Plan Pension Benefits
	Fiscal year ended December 26, 2010	Fiscal year ended December 27, 2009
Change in Benefit Obligation
Net benefit obligation at beginning of the period	$148,890	$148,890
Service cost	2,086	—
Interest cost	8,221	—
Participant contributions	14	—
Actuarial (gain) loss	7,564	—
Gross benefits paid	(10,333)	—
Curtailment gain	(588)	—

Net benefit obligation at end of the period	155,854	148,890

Change in Plan Assets
Fair value of plan assets at beginning of the period	101,710	101,710
Employer contributions	4,741	—
Participant contributions	14	—
Actual return on plan assets	12,314	—
Gross benefits paid	(10,333)	—

Fair value of plan assets at end of the period	108,446	101,710

Funded status at end of the year	$(47,408)	$(47,180)

Amounts recognized in the Consolidated Balance Sheet
Accrued pension benefits	$(46,953)	$(46,459)
Accrued pension benefits (part of Accrued Liabilities)	(455)	(721)

Net amount recognized at end of the period	$(47,408)	$(47,180)

Amounts recognized in Accumulated Other Comprehensive (Loss) / Income
Net loss / (gain)	$3,455	$—

Net amount recognized at end of the period	$3,455	$—

Accumulated benefit obligation	$152,202	$144,400

Weighted average assumptions
Discount rate	5.27%	5.80%
Expected return on plan assets	7.00%	8.00%
Rate of compensation increase	3.00%	3.80%

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Birds Eye Foods Pension Plan Pension Benefits
Fiscal year ended December 26, 2010
Service cost	$2,086
Interest cost	8,221
Expected return on assets	(8,205)
Curtailment gain	(588)

Net periodic benefit cost	$1,514

Weighted average assumptions:
Discount rate	5.67%
Expected return on plan assets	8.00%
Rate of compensation increase	3.80%

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

Plan Assets

The following table sets forth the weighted-average asset allocations of the Company’s pension plans by asset category:

	December 26, 2010	December 27, 2009
Asset category
Equity securities	45%	48%
Debt securities	52%	51%
Cash	3%	1%

Total	100%	100%

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

The investment policy for the Birds Eye Foods Pension Plan is to invest approximately 50% of plan assets in equity securities and 50% in fixed income securities. Periodically, the plan assets are rebalanced to maintain these allocation percentages and the investment policy is reviewed. Within each investment category, assets are allocated to various investment styles. Professional managers manage all assets and a consultant is engaged to assist in evaluating these activities. The expected long-term rate of return on assets was determined by assessing the rates of return on each targeted asset class, return premiums generated by portfolio management and by comparison of rates utilized by other companies.

The following table summarizes the Birds Eye Food Pension Plan’s investments measured at fair value on a recurring basis:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
Level 3:	Unobservable inputs that reflect the Company’s assumptions.

	Fair Value As of December 26, 2010	Fair Value Measurements Using Fair Value Hierarchy			Fair Value As of December 27, 2009	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Short-term investments:
Short-term Investment Fund	$3,281	$3,281	$—	$—	$233	$233	$—	$—
Equity Common/collective trusts:
Small Cap Fund	9,477	—	9,477	—	159	—	159	—
Large Cap Fund	29,879	—	29,879	—	332	—	332	—
Equity Mutual Funds:
Small Cap Fund	—	—	—	—	9,873	9,873	—	—
Large Cap Fund	—	—	—	—	32,013	32,013	—	—
International Fund	9,522	9,522	—	—	9,922	9,922	—	—
Equity Securities Stocks
Stocks	—	—	—	—	430	—	430	—
Fixed Income Common/collective trusts:
Government Agencies	55,867	55,867	—	—	48,194	48,194	—	—
Fixed Income Debt Securities
Debt Securities	407	—	407	—	554	—	554	—

Total assets at fair value	$108,433	$68,670	$39,763	$—	$101,710	$100,235	$1,475	$—

The plan had $39,763 and $1,475 of investments, in common and collective trusts which are reported at fair value and categorized as level 2 in the above tables as of December 26, 2010 and December 27, 2009, respectively. The plan has concluded that net asset value (“NAV”) reported by the underlying funds approximates fair market value of these investments. The investments are redeemable with the fund at NAV under the original terms of the partnership agreements and/or subscription agreements and the operations of the underlying funds. However, it is possible that these redemption rights may be restricted or eliminated by the funds in the future in accordance with the underlying fund agreements.

As of December 26, 2010, total assets at fair value of $108,433 do not include certain broker receivables of $13 that are included in total assets of the plan of $108,446.

Cash Flows

Contributions. The Company made contributions to the Birds Eye Foods Pension Plan totaling $4.3 million in fiscal 2010. In fiscal 2011, the Company expects to make contributions of $11.7 million.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Other Postretirement Benefits Plans

The Company maintains postretirement benefits plans that provide health care and life insurance benefits to eligible retirees, principally those of Birds Eye Foods, Inc. The plans cover certain current and former employees and their dependents and are self-funded. For the most part, current employees are not eligible for the postretirement medical coverage. The plan is unfunded and therefore has no assets.

	Other Postretirement Benefits
	Fiscal year ended December 26, 2010	Fiscal year ended December 27, 2009
Change in Benefit Obligation
Net benefit obligation at beginning of the period	$3,252	$—
Acquisitions	—	3,252
Service cost	—	—
Interest cost	200	—
Curtailment Gain	—	—
Actuarial gain	(10)	—
Gross benefits paid	(317)	—

Net benefit obligation at end of the period	3,125	3,252

Funded status at end of the year	$(3,125)	$(3,252)

Reconciliation
Unrecognized net actuarial gain
Unamortized prior service credit
Net amount recognized at end of the period	NA	NA

Amounts recognized in the Consolidated Balance Sheet
Accrued other postretirement benefits	$(2,729)	$(2,849)
Accrued liabilities	(396)	(403)

Net amount recognized at end of the period	$(3,125)	$(3,252)

Amounts recognized in Accumulated Other Comprehensive (Loss) / Income
Net loss / (gain)	$39	$39

Net amount recognized at end of the period	$39	$39

Weighted average assumptions
Discount rate	5.18%	5.80%

For the fiscal year ended December 26, 2010, total expense recognized relative to this plan was $200 and consisted entirely of interest cost. The discount rate used to calculate the present value of the projected benefit obligation is set based on long-term high quality bonds that match the expected benefit payments. The assumed health care trend rates used in determining other post-retirement benefits at December 26, 2010 are 8.8% gradually decreasing to 4.5%. The assumed health care trend rates used in determining other post-retirement benefits at December 27, 2009 are 9.1% gradually decreasing to 4.5%. A 1% increase of decrease in the health care trend rate assumption would not have a material impact on the financial statements for any period presented.

Cash Flows

Contributions. The Company made contributions to Other Postretirement Benefits totaling $0.3 million in fiscal 2010. In fiscal 2011, the Company expects to make contributions of $0.4 million.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Estimated Future Benefit Payments for all Plans

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pinnale Foods Pension Plan	Birds Eye Foods Pension Plan	Other Postretirement Benefits Plan
2011	3,939	8,141	396
2012	3,796	8,844	371
2013	3,719	9,026	332
2014	3,691	9,796	307
2015	3,604	9,379	293
2015- 2020	20,595	53,230	1,212

Savings Plans

Employees participate in 401(k) plans. Pinnacle matches 50% of employee contributions up to five percent of compensation for union employees after one year of continuous service and six percent of compensation for salaried employees and it is our current intent to continue the match at these levels. Employer contributions made by the Company relating to this plan were $4,269 for fiscal 2010, $2,784 for fiscal 2009 and $2,744 for fiscal 2008.

In addition, the Company acquired a Non-Qualified 401(k) Plan from Birds Eye Foods. Under the Non-Qualified 401(k) Plan, the Company allocates matching contributions for the benefit of “highly compensated employees” as defined under Section 414(q) of the Internal Revenue Code. The plan ceased accepting future contributions on April 1, 2010.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

13.	Taxes on Earnings

The components of the provision (benefit) for income taxes are as follows:

Provision (benefit) for income taxes
	Fiscal year ended December 26, 2010	Fiscal year ended December 27, 2009	Fiscal year ended December 28, 2008
Current
Federal	215	$(386)	$(192)
State	2,065	161	257
Non-U.S.	737	213	2,214

	3,017	(12)	2,279

Deferred
Federal	9,318	(259,051)	20,894
State	(4,936)	(18,660)	3,808
Non-U.S.	—	—	55

	4,382	(277,711)	24,757

Provision (benefit) for income taxes	$7,399	$(277,723)	$27,036

Earnings (loss) before income taxes
United States	27,253	$24,295	$(7,803)
Non-U.S.	2,183	585	6,258

Total	$29,436	$24,880	$(1,545)

The effective tax rate differs from the federal statutory income tax rate as explained below:
Effective Income Tax Rate
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	-3.7%	-48.3%	-170.7%
Tax effect resulting from international activities	1.8%	1.9%	-133.8%
Change in federal deferred tax valuation allowance	0.0%	-1,117.3%	-1,470.3%
Non-deductible expenses	6.8%	12.6%	-20.3%
Tax Credits	-2.0%	0.0%	7.9%
Uncertain tax benefits	2.6%	0.0%	0.0%
Out of Period adjustment	-14.4%	0.0%	0.0%
Other	-1.0%	-0.2%	2.4%

Effective income tax rate	25.1%	-1,116.3%	-1,749.9%

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

The components of deferred tax assets and liabilities are as follows:

Deferred Tax Assets and Liabilities
	December 26, 2010	December 27, 2009
Current
Accrued liabilities	15,357	19,596
Inventories	7,593	(4,764)
Benefits and compensation	14,158	13,329
Other	2,884	862
Valuation allowance	(1,704)	(3,353)

	38,288	25,670

Non Current
Postretirement benefits	34,844	$35,224
Accrued liabilities	2,163	977
Benefits and compensation	256	628
Net operating loss carryforwards	335,787	335,942
Federal & state tax credits	7,231	9,539
Alternative minimum tax	1,901	1,901
Hedging	10,844	11,990
Other intangible assets	(39,189)	(30,745)
Indefinite-lived intangible assets	(630,316)	(617,048)
Partnership Interest	(8,855)	(8,648)
Plant assets	(71,089)	(71,275)
Unremitted earnings	(1,890)	(1,649)
Other	(894)	887
Valuation allowance	(6,580)	(11,439)

	(365,787)	(343,716)

Net deferred tax asset (liability)	$(327,499)	$(318,046)

Amounts recognized in the Consolidated Balance Sheet
Current deferred tax assets	38,288	$25,670
Non-current deferred tax liabilities	(365,787)	(343,716)

Net deferred tax asset (liability)	$(327,499)	$(318,046)

As described in Note 1, on April 2, 2007, Crunch Holding Corp. (“Crunch”), the parent to PFF, was acquired by Peak Holdings LLC (“Peak Holdings”). As described in Note 3, on December 23, 2009, our wholly owned subsidiary, Pinnacle Foods Group LLC, acquired all of the common stock of Birds Eye Foods, Inc (“the Birds Eye Acquisition”). Pursuant to a tax sharing agreement among Crunch Holding Corp., the Company and other members of the Crunch affiliated group, each member is liable for its share of the federal income tax liability of the consolidated group.

Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between the financial statement basis and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. For the year ended December 26, 2010, the Company recorded a $2.2 million benefit to the income tax provision reflecting a change in the effective tax rate as a result of restructuring following the Birds Eye Foods integration.

The authoritative guidance for accounting for income taxes requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The Company regularly evaluates its deferred tax assets for future realization. A review of all available positive and negative evidence must be considered,

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

including a company’s performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, and existing contracts or sales backlog that will result in future profits.

The authoritative guidance further states that where there is negative evidence such as cumulative losses in recent years, concluding that a valuation allowance is not required is problematic. Therefore, cumulative losses weigh heavily in the overall assessment. For all reporting periods prior to December 27, 2009, management had determined that it was no longer more likely than not that the Company would be able to realize the net deferred tax assets. This conclusion was reached due to cumulative losses recognized in preceding years.

Based on a review of both the positive and negative evidence as of December 27, 2009, it was determined that the Company had sufficient positive evidence to outweigh any negative evidence and support that it was more likely that not that substantially all of the deferred tax assets would be realized. The evaluation of the realization of deferred tax assets is inherently subjective. Following are key items that provided positive evidence to support the reversal of the valuation allowance for substantially all of the deferred assets in the fourth quarter of 2009:

•	Positive earnings before tax in the U.S. for the fiscal year ended December 27, 2009

•	Continued positive earnings before tax and future taxable income

•	Lapse of cumulative loss history

The reversal of the valuation allowance of $315.6 million was recorded as a benefit to the provision for income taxes in the Consolidated Statement of Operations for the fiscal year ended December 27, 2009. The reversal of the state valuation allowance of $0.8 million was recorded as a benefit to the provision for income taxes for the fiscal year ended December 26, 2010.

The Company recorded out of period adjustment of $4.2 million to correct errors related to the reversal of the Company’s income tax valuation allowance as of December 27, 2009. For the year ended December 26, 2010, this adjustment reduced provision for income taxes by $4.2 million, increased deferred tax assets by $5.0 million, increased uncertain tax benefits by $4.5 million and increased accumulated other comprehensive income (loss) by $3.7 million. Since these were not material to the prior or current year financial statements, the Company has recorded these adjustments in the financial statements for the year ended December 26, 2010.

In accordance with the authoritative guidance, deferred assets and liabilities have been recognized for the differences between the assigned values and the tax bases of the assets and liabilities recognized in a purchase business combination. As of the April 2, 2007, the Company established a deferred tax liability of $268.0 million, net of valuation allowance of $236.0 million. The deferred tax liability relates to the book and tax basis differences for indefinite lived intangible assets consisting primarily of tradenames and goodwill. As of December 26, 2010, the remaining valuation allowance is $2.0 million, for certain state net operating loss carryovers and state tax credit carryovers. In connection with the Birds Eye Acquisition a valuation allowance of $6.3 million, as adjusted, was established for foreign and state net operating losses and state tax credits for which the Company cannot assure that the realization of the associated deferred tax assets is more likely than not to occur. The tax benefit from any future release of the acquisition date valuation allowances would be reflected in the provision for income taxes.

Crunch, the parent of the Company, is a loss corporation as defined by Internal Revenue Code Section 382. As of December 26, 2010, Crunch has a federal Net Operating Loss Carryover of $1,140.9 million of which $898.1 million is subject to various Section 382 limitations. Approximately $240.9 million of the carryover, as adjusted, exceeds the estimated Section 382 limitation. As noted below, in connection with the adoption of the authoritative guidance for accounting for uncertainty in income taxes, Crunch reduced its deferred tax assets for this limitation. Section 382 places an annual limitation on Crunch’s ability to utilize loss carryovers to reduce future taxable income. It is expected that Crunch’s annual Section 382 limitation will approximate $14 million to $18 million, which may increase or decrease pending resolution of certain tax matters. This annual limitation can affect the Company’s ability to utilize other tax attributes such as tax credit carryforwards. A substantial portion of our net operating loss carryovers and certain other tax attributes may not be utilized to offset Birds Eye income from recognized built in gains pursuant to Internal Revenue Code Section 384.

As of December 26, 2010 our valuation allowance for state net operating losses and credits is $7.3 million and the foreign valuation allowance is $1.0 million.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Crunch’s federal net operating losses have expiration periods from 2017 through 2030. Crunch and its subsidiaries also have state tax net operating loss carryforwards that are limited and vary in amount by jurisdiction. State net operating losses are approximately $694.7 million with expiration periods beginning in 2011 through 2030. State tax credits total $9.5 million of which $2.1 million expire on or before 2025. The remaining $7.4 million of state credits do not expire, except upon the occurrence of specific events. The Company’s foreign net operating losses of $1.0 million expire on or before December 2020.

Following are the changes in the deferred tax valuation allowance:

	Beginning Balance	Additions	Acquisitions	Deductions	Ending Balance
Fiscal year ended December 26, 2010	14,792	—	(5,721)	(787)	8,284
Fiscal year ended December 27, 2009	$318,298	$54	$12,063	$(315,623)	$14,792
Fiscal year ended December 28, 2008	268,854	50,103	—	(659)	318,298

Authoritative Guidance for Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

Gross unrecognized tax benefits at December 27, 2009	$3,410

Increase ( decrease) for tax positions related to prior periods	9,779
Increase ( decrease) for tax positions related to the current period	573
Decrease related to settlement with tax authorities	(163)
Reductions due to lapse of applicable statutes of limitations	(84)

Gross unrecognized tax benefits at December 26, 2010	$13,515

The Company’s liability for UTB as of December 26, 2010 is $13,515, reflecting a net increase of $10,105 for uncertainties related to federal and state tax matters. The amount, if recognized, that would impact the effective tax rate as of December 26, 2010 is $3,468. The amount of the liability for unrecognized tax benefits classified as a long-term liability is $3,728. A decrease in the UTB liability of approximately $684 may occur within the next twelve months from lapse of certain statute of limitations or resolution of uncertainties. The decrease, if realized, would be recorded as a tax benefit to the provision for income taxes.

The Company recognizes interest and penalties associated with uncertain tax positions as a component of the provision for income taxes. The Company’s liability includes accrued interest and penalties of $1,231and $430 as of December 26, 2010 and December 27, 2009, respectively. A reduction in accrued interest of $23 was recorded during 2010 as the result of the expiration of certain statutes of limitation.

The Company files income tax returns with the U.S. federal government and various state and international jurisdictions. With few exceptions, the Company’s 1999 and subsequent federal and state tax years remain open by statute, principally relating to net operating loss carryovers. International jurisdictions remain open for 2004 and subsequent periods. As a matter of course, from time to time various taxing authorities may audit the Company’s tax returns. The IRS is currently auditing the Birds Eye federal tax return for the fiscal year ended June 27, 2009 and has notified the Company of its intent to audit the federal tax return for the fiscal year ended December 23, 2009. The Company is also under audit by other tax jurisdictions. At this time an estimate of the range of reasonably possible outcomes cannot be made. We do not anticipate these possible outcomes to have a significant impact on the results of operations or our financial position.

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

Certain parts of the Company’s foreign operations in Canada expose the Company to fluctuations in foreign exchange rates. The Company’s goal is to reduce its exposure to such foreign exchange risks on its foreign currency cash flows and fair value fluctuations on recognized foreign currency denominated assets, liabilities and unrecognized firm commitments to acceptable levels primarily through the use of foreign exchange-related derivative financial instruments. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted. The intent of this law is to establish a regulatory structure for the derivatives market and to increase the transparency of financial reporting related to derivatives. The Company anticipates that it will not have a material impact on our consolidated financial position or results of operations.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges in accordance with the authoritative guidance for derivative and hedge accounting involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the fiscal years ended December 26, 2010 and December 27, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of December 26, 2010, the Company had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	12	$939,363	1.06% - 3.33%	USD-LIBOR-BBA	Oct 2008 -Aug 2010	Jan 2011 -July 2012

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

Due to the counterparty bank declaring bankruptcy in October 2008, the Company discontinued prospectively the hedge accounting on its interest rate derivatives with Lehman Brothers Specialty Financing on the bankruptcy date as those hedging relationships no longer met the authoritative guidance for derivative and hedge accounting. The Company terminated these positions during the fourth quarter of 2008. The Company continues to report the net gain or loss related to the discontinued cash flow hedge in AOCI which is expected to be reclassified into earnings during the original contractual terms of the derivative agreements as the hedged interest payments are expected to occur as forecasted. For the fiscal years ended December 26, 2010, December 27, 2009 and December 28, 2008, $3,295, $4,429 and $1,259, respectively, were reclassified as an increase to Interest expense relating to the terminated hedges.

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

During the next twelve months, the Company estimates that an additional $22,726 will be reclassified as an increase to Interest expense relating to both active and terminated hedges.

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

As of December 26, 2010, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate	Notional Purchased in Aggregate	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	24	$50,400 CAD	$48,523 USD	1.027-1.051	March 2010 - Sep 2010	Jan 2011 - Dec 2011

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

As of December 26, 2010, the Company had the following natural gas swaps (in aggregate), diesel fuel swaps (in aggregate) and interest rate caps (in aggregate) that were not designated in qualifying hedging relationships:

Product	Number of Instruments	Notional Amount	Price/Index	Trade Dates	Maturity Dates
Natural Gas Swap	1	230,000 MMBTU’s	$4.16 per MMBTU	Oct 2010	Mar 2011
Diesel Fuel Swap	3	5,263,259 Gallons	$2.90 - $3.14 per Gallon	Feb 2010 -Aug 2010	Dec 2010 - Mar 2011
Interest Rate Caps	2	$800,000	2.5% USD-LIBOR-BBA	Dec 2009	Jan 2011

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 26, 2010 and December 27, 2009.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives

	Balance Sheet Location	Fair Value As of December 26, 2010	Balance Sheet Location	Fair Value As of December 26, 2010
Derivatives designated as hedging instruments
Interest Rate Contracts		$—	Accrued liabilities	$3,300
		—	Other long term liabilities	23,346
Foreign Exchange Contracts		—	Accrued liabilities	1,100

Total derivatives designated as hedging instruments		$—		$27,746

Derivatives not designated as hedging instruments
Natural Gas Contracts		$28		$—
Diesel Fuel Contracts	Other current assets	380		—

Total derivatives not designated as hedging instruments		$408		$—

	Balance Sheet Location	Fair Value As of December 27, 2009	Balance Sheet Location	Fair Value As of December 27, 2009
Derivatives designated as hedging instruments
Interest Rate Contracts	Other assets, net	$165	Other long-term liabilities	$21,145
Foreign Exchange Contracts		—	Accrued liabilities	2,522

Total derivatives designated as hedging instruments		$165		$23,667

Derivatives not designated as hedging instruments
Natural Gas Contracts		$—	Accrued liabilities	$57
Heating Oil Contracts	Other current assets	25		—
Diesel Fuel Contracts	Other current assets	902		—

Total derivatives not designated as hedging instruments		$927		$57

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations and Accumulated other comprehensive (loss) income as of the fiscal years ending December 26, 2010 and December 27, 2009.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)

Derivatives in Cash Flow Hedging Relationships	Recognized in AOCI on Derivative (Effective Portion)	Effective portion reclassified from AOCI to:	Reclassified from AOCI into Earnings (Effective Portion)	Ineffective portion reclassified from AOCI to:	Recognized in Earnings on Derivative (Ineffective Portion)
Interest Rate Contracts—Active	$(22,773)	Interest expense	$(17,114)	Interest expense	$(568)
Interest Rate Contracts—Terminated	—	Interest expense	(3,295)	Interest expense	—
Foreign Exchange Contracts	(1,792)	Cost of products sold	(3,214)	Cost of products sold	(238)

Fiscal year ended December 26, 2010	$(24,565)		$(23,623)		$(806)

Interest Rate Contracts—Active	$(23,489)	Interest expense	$(14,163)	Interest expense	$—
Interest Rate Contracts—Terminated	—	Interest expense	(4,429)	Interest expense	—
Foreign Exchange Contracts	(5,360)	Cost of products sold	2,508	Cost of products sold	(17)

Fiscal year ended December 27, 2009	$(28,849)		$(16,084)		$(17)

Derivatives Not Designated as Hedging Instruments	Recognized in Earnings on:	Recognized in Earnings on Derivative
Natural Gas Contracts	Cost of products sold	$(641)
Diesel Contracts	Cost of products sold	(574)

Fiscal year ended December 26, 2010		$(1,215)

Natural Gas Contracts	Cost of products sold	$(1,420)
Heating Oil Swaps	Cost of products sold	152

Fiscal year ended December 27, 2009		$(1,268)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Credit-risk-related Contingent Features

The Company has agreements with certain counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of December 26, 2010, the Company has not posted any collateral related to these agreements. If the Company had breached this provision at December 26, 2010, it could have been required to settle its obligations under the agreements at their termination value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk contingent features as of December 26, 2010 and December 27, 2009.

December 26, 2010

Asset/(Liability)

Counterparty	Contract Type	Termination Value	Non- Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(26,519)	$614	$(1,178)	$(24,727)
	Foreign Exchange Contracts	(678)	18		(660)
	Natural Gas Contracts	28	—		28
	Diesel Fuel Contracts	380	—		380
Credit Suisse	Interest Rate Contracts	(1,980)	61	—	(1,919)
	Foreign Exchange Contracts	(457)	17		(440)

Total		$(29,226)	$710	$(1,178)	$(27,338)

December 27, 2009

Counterparty	Contract Type	Termination Value	Non- Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)

Barclays	Interest Rate Contracts	$(23,089)	$983	$(1,044)	$(21,062)
	Foreign Exchange Contracts	(2,599)	77		(2,522)
	Natural Gas Contracts	(57)	—		(57)
	Heating Oil Contracts	25			25

Total		$(25,720)	$1,060	$(1,044)	$(23,616)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

15.	Commitments and Contingencies

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

Commitment of $4.6 Million Capital Expenditure

In working to resolve an environmental wastewater investigation by the State of Michigan Department of Natural Resources and Environment (MDNRE) at the Company’s Birds Eye Foods Fennville MI production facility, on July 20, 2010, the Company and the MDNRE reached an agreement (“Administrative Consent Order” or “ACO”). Under the terms of the ACO, Birds Eye Foods will construct a new wastewater treatment system at the facility currently estimated at $4.6 million and contribute a minimum of $70 thousand to the hookup of the City’s water supply extension to affected residents.

Lehman Brothers Special Financing

On June 4, 2010 Lehman Brothers Special Financing (LBSF) initiated a claim against the Company in LBSF’s bankruptcy proceeding for an additional payment from the Company of $19.7 million, related to certain derivative contracts which the Company had earlier terminated due to LBSF’s default as a result of its bankruptcy filing in 2008. In accordance with the terms of the contracts, following LBSF’s bankruptcy filing, the Company terminated the contracts and paid LBSF approximately $22.3 million. The Company believes that the claim is without merit and intends to vigorously defend against it.

Minimum Contractual Payments

As of December 31, 2010, the company had entered into non-cancellable lease and purchase contracts, with terms in excess of 1 year, requiring the following minimum payments:

Description	2011	2012	2013	2014	2015	Thereafter
Operating leases	$13,657	$13,070	$11,841	$10,114	$9,103	$42,622
Capital leases	3,227	2,800	2,279	2,087	1,596	13,735
Purchase Commitments	41,429	30,977	17,258	14,827	13,824	74,128

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

16.	Related Party Transactions

Advisory Agreement

The Company entered into an advisory agreement with an affiliate of The Blackstone Group pursuant to which such entity or its affiliates provide certain strategic and structuring advice and assistance. In addition, under this agreement, affiliates of The Blackstone Group provide certain monitoring, advisory and consulting services to the Company for an aggregate annual management fee equal to the greater of $2,500 or 1.0% of Consolidated EBITDA (as defined in the credit agreement governing the Company’s Senior Secured Credit Facility). Affiliates of Blackstone also receive reimbursement for out-of-pocket expenses. Expenses relating to the management fee were $4,500 for fiscal year ended December 26, 2010, $2,500 for the fiscal year ended December 27, 2009 and $2,500 for the fiscal year ended December 28, 2008 and were recorded in the administrative expense in the Consolidated financial statements. In addition, the Company reimbursed The Blackstone Group out-of-pocket expenses totaling $55, $44 and $110 for the fiscal years ended December 26, 2010, December 27, 2009 and December 28, 2008, respectively.

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

Supplier Costs

Graham Packaging, which is owned by affiliates of The Blackstone Group, supplies packaging for some of the Company’s products. Purchases from Graham Packaging were $6,601 for the fiscal year ended December 26, 2010, $6,181 for the fiscal year ended December 27, 2009 and $11,322 for the fiscal year ended December 28, 2008.

Customer Purchases

Performance Food Group, which is owned by affiliates of The Blackstone Group, is a food service supplier that purchases products from the Company. Sales to Performance Food Group were $5,885 for the fiscal year ended December 26, 2010, $5,187 for the fiscal year ended December 27, 2009 and $5,007 for the fiscal year ended December 28, 2008.

Debt and Interest Expense

Related party interest for affiliates of The Blackstone Group for the fiscal years ended December 26, 2010, December 27, 2009 and December 28, 2008 were $4,996, $1,446 and $3,106, respectively.

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

The Company is organized into three operating segments: Birds Eye Frozen, Duncan Hines Grocery and Specialty Foods. Our United States retail frozen vegetables (Birds Eye®), multi-serve frozen dinners and entrées (Birds Eye Voila!®), single-serve frozen dinners and entrées (Hungry-Man®, Swanson®), frozen seafood (Van de Kamp’s®, Mrs. Paul’s®), frozen breakfast (Aunt Jemima®), bagels (Lender’s®), and frozen pizza (Celeste®) are reported in the Birds Eye Frozen segment. Our baking mixes and frostings (Duncan Hines®), shelf-stable pickles, peppers and relish (Vlasic®), barbeque sauces (Open Pit®), pie fillings (Comstock®, Wilderness®), syrups (Mrs. Butterworth’s® and Log Cabin®), salad dressing (Bernstein’s®), canned meat (Armour®, Nalley®, Brooks®) and all Canadian Operations are reported in the Duncan Hines Grocery segment. The Specialty Foods segment consists of snack products (Tim’s Cascade® and Snyder of Berlin®) and our food service and private label businesses. Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets and assets held for sale. Unallocated corporate expenses consist of corporate overhead such as executive management, finance and legal functions and the costs to integrate the Birds Eye Foods Acquisition. Prior period amounts have been reclassified for consistent presentation.

SEGMENT INFORMATION	Fiscal year ended December 26, 2010	Fiscal year ended December 27, 2009	Fiscal year ended December 28, 2008
Net sales
Birds Eye Frozen	$1,065,860	$473,305	$457,480
Duncan Hines Grocery	958,045	854,737	803,991
Specialty Foods	412,798	314,889	294,937

Total	$2,436,703	$1,642,931	$1,556,408

Earnings (loss) before interest and taxes
Birds Eye Frozen	$114,459	$38,665	$20,966
Duncan Hines Grocery	158,819	145,861	135,575
Specialty Foods	27,098	6,740	(1,997)
Unallocated corporate expenses	(35,224)	(45,308)	(3,128)

Total	$265,152	$145,958	$151,416

Depreciation and amortization
Birds Eye Frozen	$34,149	$22,547	$20,071
Duncan Hines Grocery	24,177	22,716	22,196
Specialty Foods	19,723	20,205	20,242

Total	$78,049	$65,468	$62,509

Capital expenditures *
Birds Eye Frozen	$48,291	$34,835	$14,130
Duncan Hines Grocery	35,315	14,442	14,626
Specialty Foods	11,253	3,953	3,842

Total	$94,859	$53,230	$32,598

GEOGRAPHIC INFORMATION

Net sales
United States	$2,409,548	$1,625,434	$1,524,030
Canada	82,870	72,808	77,853
Intercompany	(55,715)	(55,311)	(45,475)
Total	$2,436,703	$1,642,931	$1,556,408

* Includes new capital leases.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

SEGMENT INFORMATION	December 26, 2010	December 27, 2009
Total assets
Birds Eye Frozen	$2,004,956	$2,057,562
Duncan Hines Grocery	1,963,939	1,945,986
Specialty Foods	440,693	503,395
Corporate	82,028	31,555

Total	$4,491,616	$4,538,498

GEOGRAPHIC INFORMATION

Long-lived assets
United States	$447,014	$412,171
Canada	54	37

Total	$447,068	$412,208

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

18.	Quarterly Results (Unaudited)

Summarized quarterly financial data is presented below

	Quarter Ended
	March 2010	June 2010	September 2010	December 2010	Fiscal 2010
Net sales	$656,436	$576,,080	$541,729	$662,458	$2,436,703
Cost of products sold	500,706	434,142	418,256	481,271	1,834,375

Gross profit	155,730	141,938	123,473	181,187	602,328

Net earnings(loss)	3,930	14,174	(12,167)	16,100	22,037

	Quarter Ended
	March 2009	June 2009	September 2009	December 2009	Fiscal 2009
Net sales	$427,408	$408,822	$394,185	$412,516	$1,642,931
Cost of products sold	339,993	318,152	298,606	306,876	1,263,627

Gross profit	87,415	90,670	95,579	105,640	379,304

Net earnings(loss)	(2,100)	2,525	10,393	291,785	302,603

Net earnings during fiscal 2010 and fiscal 2009 were affected by the following unusual charges:

	Quarter Ended
	March 2010	June 2010	September 2010	December 2010	Fiscal 2010
Cost of Products Sold
Write up of inventory to fair value (See Note 3)	17,324	9,724	9,724	304	37,076

Other expense (income), net
Impairment and restructuring charges (a)	—	—	—	29,000	29,000

Administrative expenses
Impairment and restructuring charges (b)	8,733	1,756	1,752	358	12,599

Interest expense
Amortization of deferred mark-to-market on terminated swap (see Note 14)	1,033	796	736	730	3,295

Provision (benefit) for income taxes (d)
Out of period adjustment (See Note 13)	400	(4,100)	—	—	(3,700)

	Quarter Ended
	March 2009	June 2009	September 2009	December 2009	Fiscal 2009
Cost of Products Sold
Write up of inventory to fair value (See Note 3)	—	—	—	525	525

Other expense (income), net
Merger related costs -Birds Eye Acquisition (See Note 3)	—	—	—	24,090	24,090
Impairment and restructuring charges (a)	—	—	—	1,300	1,300

Administrative expenses
Severance costs (c)	—	2,377	—	—	2,377

Interest expense
Amortization of deferred mark-to-market on terminated swap (see Note 14)	1,312	1,082	1,040	995	4,429

Provision (benefit) for income taxes (d) (See Note 13)	—	—	—	($315,600)	($315,600)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

(a)	Impairment and restructuring charges consist of the following

•	Fourth quarter 2010 – Impairment charge for the Hungry-Man tradename.

•	Fourth quarter 2009 – Impairment charge for the Swanson tradename.

(b)	Termination and office closure costs related to the Rochester, NY office closure.

(c)	On July 10, 2009, Jeffrey P. Ansell left his position as Chief Executive Officer and as a Director of the Company to pursue other interests. As a result of the change, we recorded a provision for severance in the amount of $2,377.

(d)	Includes the reversal of the deferred tax valuation allowance.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

19.	Guarantor and Nonguarantor Statements

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

The following consolidating financial information presents:

(1)	(a) Consolidating balance sheets as of December 26, 2010 and December 27, 2009 for the Company.

(b) The related consolidating statements of operations for the Company, all guarantor subsidiaries and the non- guarantor subsidiaries for the following:

i.	Fiscal year ended December 26, 2010.

ii.	Fiscal year ended December 27, 2009.

iii.	Fiscal year ended December 28, 2008.

(c) The related consolidating statements of cash flows for the Company, all guarantor subsidiaries and the nonguarantor subsidiaries for the following:

i.	Fiscal year ended December 26, 2010.

ii.	Fiscal year ended December 27, 2009.

iii.	Fiscal year ended December 28, 2008.

(2)	Elimination entries necessary to consolidate the Company with its guarantor subsidiaries and non-guarantor subsidiaries.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

	Pinnacle Foods Finance LLC Consolidating Balance Sheet December 26, 2010
	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total

Current assets:
Cash and cash equivalents	$—	$109,324	$5,962	$—	$115,286
Accounts receivable, net	—	138,607	6,651	—	145,258
Intercompany accounts receivable	—	127,271	—	(127,271)	—
Inventories, net	—	323,750	5,885	—	329,635
Other current assets	—	21,396	111	—	21,507
Deferred tax assets	—	37,976	312	—	38,288

Total current assets	—	758,324	18,921	(127,271)	649,974

Plant assets, net	—	447,014	54	—	447,068
Investment in subsidiaries	1,731,592	7,774	—	(1,739,366)	—
Intercompany note receivable	1,936,073	—	—	(1,936,073)	—
Tradenames	—	1,629,812	—	—	1,629,812
Other assets, net	41,225	159,142	—	—	200,367
Deferred tax assets	166,231	—	—	(166,231)	—
Goodwill	—	1,564,395	—	—	1,564,395

Total assets	$3,875,121	$4,566,461	$18,975	$(3,968,941)	$4,491,616

Current liabilities:
Short-term borrowings	$—	$1,591	$—	$—	$1,591
Current portion of long-term obligations	2,547	2,101	—	—	4,648
Accounts payable	—	113,652	1,717	—	115,369
Intercompany accounts payable	122,459	—	4,812	(127,271)	—
Accrued trade marketing expense	—	43,473	3,801	—	47,274
Accrued liabilities	46,532	95,603	611	—	142,746
Accrued income taxes	—	—	193	—	193

Total current liabilities	171,538	256,420	11,134	(127,271)	311,821

Long-term debt	2,785,152	12,155	—	—	2,797,307
Intercompany note payable	—	1,936,073	—	(1,936,073)	—
Pension and other postretirement benefits	—	78,606	—	—	78,606
Other long-term liabilities	23,346	19,664	—	—	43,010
Deferred tax liabilities	—	531,951	67	(166,231)	365,787

Total liabilities	2,980,036	2,834,869	11,201	(2,229,575)	3,596,531

Commitments and contingencies (note 15)

Shareholder's equity:
Common stock and other equity	$—	$—	$—	$—	—
Additional paid-in-capital	697,267	1,284,155	2,324	(1,286,479)	697,267
Notes receivable from officers	—	—	—	—	—
Retained earnings	247,350	471,255	6,784	(478,039)	247,350
Accumulated other comprehensive (loss) income	(49,532)	(23,818)	(1,334)	25,152	(49,532)

Total shareholder's equity	895,085	1,731,592	7,774	(1,739,366)	895,085

Total liabilities and shareholder's equity	$3,875,121	$4,566,461	$18,975	$(3,968,941)	$4,491,616

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Balance Sheet

December 27, 2009

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$68,249	$5,625	$—	$73,874
Accounts receivable, net	—	152,961	5,043	—	158,004
Intercompany accounts receivable	—	68,227	—	(68,227)	—
Inventories, net	—	384,787	5,180	—	389,967
Other current assets	9,200	17,060	700	—	26,960
Deferred tax assets	—	24,839	831	—	25,670

Total current assets	9,200	716,123	17,379	(68,227)	674,475

Plant assets, net	—	412,171	37	—	412,208
Investment in subsidiaries	1,642,385	4,695	—	(1,647,080)	—
Intercompany note receivable	2,044,797	—	—	(2,044,797)	—
Tradenames	—	1,658,812	—	—	1,658,812
Other assets, net	57,062	176,761	—	—	233,823
Deferred tax assets	115,733	—	—	(115,733)	—
Goodwill	—	1,559,180	—	—	1,559,180

Total assets	$3,869,177	$4,527,742	$17,416	$(3,875,837)	$4,538,498

Current liabilities:
Short-term borrowings	$—	$1,232	$—	$—	$1,232
Current portion of long-term obligations	37,170	1,058	—	—	38,228
Accounts payable	—	129,142	1,218	—	130,360
Intercompany accounts payable	60,376	—	7,851	(68,227)	—
Accrued trade marketing expense	—	46,067	2,981	—	49,048
Accrued liabilities	29,150	100,214	671	—	130,035
Accrued income taxes	—	455	—	—	455

Total current liabilities	126,696	278,168	12,721	(68,227)	349,358

Long-term debt	2,846,983	2,268	—	—	2,849,251
Intercompany note payable	—	2,044,797	—	(2,044,797)	—
Pension and other postretirement benefits	—	82,437	—	—	82,437
Other long-term liabilities	21,145	18,238	—	—	39,383
Deferred tax liabilities	—	459,449	—	(115,733)	343,716

Total liabilities	2,994,824	2,885,357	12,721	(2,228,757)	3,664,145

Commitments and contingencies (note 15)

Shareholder’s equity:
Common stock and other equity	$—	$—	$—	$—	—
Additional paid-in-capital	693,196	1,284,155	2,324	(1,286,479)	693,196
Notes receivable from officers	(565)	—	—	—	(565)
Retained earnings	225,313	378,809	5,341	(384,150)	225,313
Accumulated other comprehensive (loss) income	(43,591)	(20,579)	(2,970)	23,549	(43,591)

Total shareholder’s equity	874,353	1,642,385	4,695	(1,647,080)	874,353

Total liabilities and shareholder’s equity	$3,869,177	$4,527,742	$17,416	$(3,875,837)	$4,538,498

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Consolidated Statement of Operations For the fiscal year ended December 26, 2010
	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$2,409,548	$82,870	$(55,715)	$2,436,703
Cost of products sold	624	1,817,475	71,197	(54,921)	1,834,375

Gross profit	(624)	592,073	11,673	(794)	602,328

Operating expenses
Marketing and selling expenses	1,902	164,712	5,730	—	172,344
Administrative expenses	5,199	101,786	2,965	—	109,950
Research and development expenses	210	9,177	—	—	9,387
Intercompany royalties	—	—	83	(83)	—
Intercompany technical service fees	—	—	711	(711)	—
Other (income) expense, net	—	45,495	—	—	45,495
Equity in (earnings) loss of investees	(92,447)	(1,447)	—	93,894	—

Total operating expenses	(85,136)	319,723	9,489	93,100	337,176

Earnings before interest and taxes	84,512	272,350	2,184	(93,894)	265,152

Intercompany interest (income) expense	(121,371)	121,371	—	—	—
Interest expense	234,759	1,245	—	—	236,004
Interest income	20	268	—	—	288

Earnings (loss) before income taxes	(28,856)	150,002	2,184	(93,894)	29,436
Provision (benefit) for income taxes	(50,893)	57,555	737	—	7,399

Net earnings (loss)	$22,037	$92,447	$1,447	$(93,894)	$22,037

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Consolidated Statement of Operations For the fiscal year ended December 27, 2009
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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Cash Flows

For the fiscal year ended December 26, 2010

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net earnings (loss) from operations	$22,037	$92,447	$1,447	($93,894)	$22,037
Non-cash charges (credits) to net earnings (loss)
Depreciation and amortization	—	78,036	13	—	78,049
Impairment charges	—	29,000	—	—	29,000
Amortization of discount on term loan	2,157	—	—	—	2,157
Amortization of debt acquisition costs	13,541	—	—	—	13,541
Write off of debt acquisition and refinancing costs	17,281	—	—	—	17,281
Amortization of deferred mark-to-market adjustment on terminated swap	3,295	—	—	—	3,295
Change in value of financial instruments	805	238	—	—	1,043
Equity in loss (earnings) of investees	(92,447)	(1,447)	—	93,894	—
Stock-based compensation charges	—	4,727	—	—	4,727
Postretirement healthcare benefits	—	(120)	—	—	(120)
Pension expense net of contributions	—	(8,096)	—	—	(8,096)
Other long-term liabilities	119	(1,517)	—	—	(1,398)
Other long-term assets	(852)	1,299	—	—	447
Deferred income taxes	(52,632)	56,919	95	—	4,382
Changes in working capital, net of acquisitions
Accounts receivable	—	14,354	(1,396)	—	12,958
Intercompany accounts receivable/payable	—	1,227	(1,227)	—	—
Inventories	—	61,065	(487)	—	60,578
Accrued trade marketing expense	—	(2,593)	694	—	(1,899)
Accounts payable	—	(996)	448	—	(548)
Accrued liabilities	19,102	(4,663)	105	—	14,544
Other current assets	9,129	(4,747)	618	—	5,000

Net cash provided by operating activities	(58,465)	315,133	310	—	256,978

Cash flows from investing activities
Intercompany accounts receivable/payable	16,986	—	—	(16,986)	—
Repayments of intercompany loans	159,198	—	—	(159,198)	—
Capital expenditures	—	(81,272)	—	—	(81,272)

Net cash used in investing activities	176,184	(81,272)	—	(176,184)	(81,272)

Cash flows from financing activities
Proceeds from bond offering	400,000	—	—	—	400,000
Proceeds from bank term loan	442,300	—	—	—	442,300
Repayments of long term obligations	(946,558)	—	—	—	(946,558)
Proceeds from short-term borrowing	—	3,409	—	—	3,409
Repayments of short-term borrowing	—	(3,049)	—	—	(3,049)
Intercompany accounts receivable/payable	—	(16,986)	—	16,986	—
Repayments of intercompany loans	—	(159,198)	—	159,198	—
Repayment of capital lease obligations	—	(2,658)	—	—	(2,658)
Debt acquisition costs	(13,370)	—	—	—	(13,370)
Change in bank overdrafts	—	(14,304)	—	—	(14,304)
Equity contributions	626	—	—	—	626
Reduction of equity contributions	(1,282)	—	—	—	(1,282)
Repayment of notes receivable from officers	565	—	—	—	565

Net cash provided by (used in) financing activities	(117,719)	(192,786)	—	176,184	(134,321)

Effect of exchange rate changes on cash	—	—	27	—	27
Net change in cash and cash equivalents	—	41,075	337	—	41,412
Cash and cash equivalents-beginning of period	—	68,249	5,625	—	73,874

Cash and cash equivalents-end of period	$—	$109,324	$5,962	$—	$115,286

Supplemental disclosures of cash flow information:
Interest paid	$178,530	$1,236	$—	$—	$179,766
Interest received	20	251	—	—	271
Income taxes paid	—	6,989	9	—	6,998
Non-cash investing and financing activities:
New capital leases	—	13,587	—	—	13,587

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Cash Flows

For the fiscal year ended December 27, 2009

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net earnings (loss) from operations	$302,603	$294,423	$374	($294,797)	$302,603
Non-cash charges (credits) to net earnings (loss)
Depreciation and amortization	—	65,453	15	—	65,468
Impairment charges	—	1,300	—	—	1,300
Amortization of discount on term loan	28	—	—	—	28
Amortization of debt acquisition costs	10,230	—	—	—	10,230
Amortization of deferred mark-to-market adjustment on terminated swap	4,429	—	—	—	4,429
Change in value of financial instruments	17	(309)	—	—	(292)
Equity in loss (earnings) of investees	(294,423)	(374)	—	294,797	—
Stock-based compensation charges	—	3,190	—	—	3,190
Postretirement healthcare benefits	—	(25)	—	—	(25)
Pension expense net of contributions	—	2,126	—	—	2,126
Other long-term liabilities	—	1,160	—	—	1,160
Other long-term assets	—	(1,007)	—	—	(1,007)
Deferred income taxes	(109,996)	(167,715)	—	—	(277,711)
Changes in working capital, net of acquisitions
Accounts receivable	—	1,595	1,110	—	2,705
Intercompany accounts receivable/payable	—	(3,910)	3,910	—	—
Inventories	—	12,560	226	—	12,786
Accrued trade marketing expense	—	(3,002)	(1,757)	—	(4,759)
Accounts payable	—	(12,583)	(787)	—	(13,370)
Accrued liabilities	(1,549)	20,868	466	—	19,785
Other current assets	(9,175)	(2,975)	(253)	—	(12,403)

Net cash provided by operating activities	(97,836)	210,776	3,303	—	116,243

Cash flows from investing activities
Payments for business acquisitions, net of cash acquired	—	(1,314,746)	—	—	(1,314,746)
Intercompany accounts receivable/payable	(103,110)	—	—	103,110	—
Intercompany loans	(1,376,705)	—	—	1,376,705	—
Repayments of intercompany loans	255,945	—	—	(255,945)	—
Capital expenditures	—	(52,030)	—	—	(52,030)

Net cash used in investing activities	(1,223,870)	(1,366,776)	—	1,223,870	(1,366,776)

Cash flows from financing activities
Proceeds from bond offering	300,000	—	—	—	300,000
Proceeds from bank term loan	838,250	—	—	—	838,250
Repayments of long term obligations	(12,500)	—	—	—	(12,500)
Borrowings under revolving credit facility	74,888	—	—	—	74,888
Repayments of revolving credit facility	(100,888)	—	—	—	(100,888)
Intercompany accounts receivable/payable	—	103,110	—	(103,110)	—
Intercompany loans	—	1,376,705	—	(1,376,705)	—
Repayments of intercompany loans	—	(255,945)	—	255,945	—
Proceeds from short-term borrowings	—	1,921	—	—	1,921
Repayments of short-term borrowings	—	(852)	—	—	(852)
Repayment of capital lease obligations	—	(345)	—	—	(345)
Debt acquisition costs	(40,162)	—	—	—	(40,162)
Change in bank overdrafts	—	(2,602)	—	—	(2,602)
Equity contributions	264,325	—	—	—	264,325
Repurchases of equity	(2,207)	—	—	—	(2,207)

Net cash provided by (used in) financing activities	1,321,706	1,221,992	—	(1,223,870)	1,319,828

Effect of exchange rate changes on cash	—	—	318	—	318
Net change in cash and cash equivalents	—	65,992	3,621	—	69,613
Cash and cash equivalents-beginning of period	—	2,257	2,004	—	4,261

Cash and cash equivalents-end of period	$—	$68,249	$5,625	$—	$73,874

Supplemental disclosures of cash flow information:
Interest paid	$117,466	$4	$(2)	$—	$117,468
Interest received	—	82	7	—	89
Income taxes paid	—	201	388	—	589
Non-cash investing activity:
New capital leases	—	1,200	—	—	1,200

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Cash Flows

For the fiscal year ended December 28, 2008

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net (loss) earnings from operations	$(28,581)	$67,485	$4,075	$(71,560)	$(28,581)
Non-cash charges (credits) to net (loss) earnings
Depreciation and amortization	—	62,495	14	—	62,509
Impairment charges	—	15,100	—	—	15,100
Amortization of debt acquisition costs	4,714	—	—	—	4,714
Amortization of deferred mark-to-market adjustment on terminated swap	1,259	—	—	—	1,259
Gain on litigation settlement	—	(9,988)	—	—	(9,988)
Change in value of financial instruments	5,489	(2,142)	—	—	3,347
Equity in loss (earnings) of investees	(67,485)	(4,075)	—	71,560	—
Stock-based compensation charges	—	806	—	—	806
Postretirement healthcare benefits	—	(25)	—	—	(25)
Pension expense net of contributions	—	(996)	—	—	(996)
Other long-term liabilities	—	(320)	—	—	(320)
Deferred income taxes	—	24,757	—	—	24,757
Termination of derivative contracts	(17,030)	—	—	—	(17,030)
Changes in working capital, net of acquisition
Accounts receivable	654	6,721	(685)	—	6,690
Intercompany accounts receivable/payable	—	(1,448)	1,448	—	—
Inventories	—	(26,073)	532	—	(25,541)
Accrued trade marketing expense	—	3,699	1,189	—	4,888
Accounts payable	—	3,800	(381)	—	3,419
Accrued liabilities	(10,543)	(14,255)	(4,669)	—	(29,467)
Other current assets	(4,940)	6,241	(83)	—	1,218

Net cash (used in) provided by operating activities	(116,463)	131,782	1,440	—	16,759

Cash flows from investing activities
Intercompany accounts receivable/payable	100,779	—	—	(100,779)	—
Capital expenditures	—	(32,598)	—	—	(32,598)

Net cash used in investing activities	100,779	(32,598)	—	(100,779)	(32,598)

Cash flows from financing activities
Repayments of long term obligations	(9,375)	—	—	—	(9,375)
Borrowings under revolving credit facility	101,008	—	—	—	101,008
Repayments of revolving credit facility	(75,008)	—	—	—	(75,008)
Intercompany accounts receivable/payable	—	(100,779)	—	100,779	—
Proceeds from short-term borrowings	—	324	—	—	324
Repayments of short-term borrowings	—	(1,531)	—	—	(1,531)
Repayment of capital lease obligations	—	(238)	—	—	(238)
Debt acquisition costs	(704)	—	—	—	(704)
Equity contribution	234	—	—	—	234
Reduction of equity contributions	(471)	—	—	—	(471)

Net cash provided by financing activities	15,684	(102,224)	—	100,779	14,239

Effect of exchange rate changes on cash	—	—	(138)	—	(138)
Net change in cash and cash equivalents	—	(3,040)	1,302	—	(1,738)
Cash and cash equivalents-beginning of period	—	5,297	702	—	5,999

Cash and cash equivalents-end of period	$—	$2,257	$2,004	$—	$4,261

Supplemental disclosures of cash flow information:
Interest paid	$167,453	$295	$—	$—	$167,748
Interest received	—	272	47	—	319
Income taxes paid	—	277	4,059	—	4,336

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands of dollars, except share amounts and where noted in millions)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 26, 2010. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective at a level of reasonable assurance.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 26, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

/S/ ROBERT J. GAMGORT
Robert J. Gamgort
Chief Executive Officer

/S/ CRAIG STEENECK
Craig Steeneck
Executive Vice President and Chief Financial Officer

(c) Attestation Report of the Registered Public Accounting Firm.

The effectiveness of the Company’s internal control over financial reporting as of December 26, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(d) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 26, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position
Robert J. Gamgort	48	Chief Executive Officer and Director
Craig Steeneck	53	Executive Vice President and Chief Financial Officer
John L. Butler	64	Executive Vice President and Chief Human Resources Officer
Sara Genster Robling	54	Executive Vice President and Division President – Birds Eye Frozen Division
Mark L. Schiller	49	Executive Vice President and Division President – Duncan Hines Grocery Division
Raymond O’Brien	56	Executive Vice President – Sales and Chief Customer Officer
Antonio F. Fernandez	51	Executive Vice President and Chief Supply Chain Officer
M. Kelley Maggs	59	Senior Vice President, Secretary and General Counsel
Lynne M. Misericordia	47	Senior Vice President, Treasurer and Assistant Secretary
Tony Landretti	43	Senior Vice President and General Manager, Specialty Foods Division
John F. Kroeger	55	Vice President and Deputy General Counsel
Roger Deromedi	57	Non-Executive Chairman of the Board and Director
Jason Giordano	32	Director
Prakash A. Melwani	52	Director
Jeff Overly	52	Director
Raymond P. Silcock	60	Director

Robert J. Gamgort was appointed Chief Executive Officer effective July 13, 2009. Prior to joining Pinnacle, Mr. Gamgort served as North American President for Mars Incorporated, where he managed the company’s portfolio of confectionery, main meal, pet food and retail businesses in North America. Mr. Gamgort joined Mars in 1998, initially serving as Vice President of Marketing for M&M / Mars and then as General Manager of its Chocolate Unit. Prior to joining Mars, Mr. Gamgort served as President of Major League Baseball Properties. Mr. Gamgort began his career at General Foods, which later merged with and became Kraft Foods, where he served in key marketing, sales, corporate strategy, and general management roles. Mr. Gamgort holds an MBA from the Kellogg Graduate School of Management at Northwestern University and a BA in Economics from Bucknell University. Mr. Gamgort serves on the Board of Trustees for Bucknell University and the Morristown Memorial Hospital Foundation.

Craig Steeneck has been Executive Vice President and Chief Financial Officer since July 2007. From June 2005 to July 2007, Mr. Steeneck served as Executive Vice President, Supply Chain Finance and IT. From April 2003 to June 2005, Mr. Steeneck served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Cendant Timeshare Resort Group. From March 2001 to April 2003, Mr. Steeneck served as Executive Vice President and Chief Financial Officer of Resorts Condominiums International, a subsidiary of Cendant. From October 1999 to February 2001, he was the Chief Financial Officer of International Home Foods Inc. Mr. Steeneck is also a Certified Public Accountant in the State of New Jersey.

John L. Butler has been Executive Vice President and Chief Human Resources Officer since March 2008. From February, 2007 to March, 2008, Mr. Butler was self-employed and oversaw personal investments. From November 2004 to February 2007, Mr. Butler served as Senior Vice President, Human Resources for Toys R Us. Prior to joining Toys R Us, Mr. Butler held senior level positions with Federated Department Stores and Nabisco. Mr. Butler spent 18 years at Nabisco, with his last two positions being Senior Vice President, Human Resources, Nabisco Biscuit Company and Senior Vice President, Human Resources, Nabisco International. He began his business career with RHR International, a management consulting firm.

Sara Genster Robling was named Executive Vice President and Division President – Birds Eye Frozen Division in 2010. In this role, Sara manages Pinnacle’s frozen portfolio which includes brands such as Birds Eye frozen vegetables, Birds Eye Voila! and Hungry-Man frozen dinners and entrees, Van de Kamp’s and Mrs. Paul’s frozen seafood, and Aunt Jemima frozen breakfasts. Before her current position, Sara held the role of Executive Vice President and Chief Marketing Officer. Prior to her roles at Pinnacle, Sara served as Chief Marketing Officer at Trane, Inc. (formerly American Standard), Vice President and General Manager of Global Beverage at Campbell Soup Company, and held various marketing-related roles at Kraft General Foods. Sara is a graduate of Princeton University and holds an MBA from the Darden School of Business at the University of Virginia.

Mark L. Schiller has been Executive Vice President and Division President – Duncan Hines Grocery Division since June 2010. Mr. Schiller began his career at the Quaker Oats Company in 1985 where he progressed through a number of marketing and supply chain roles. Mark served as president of Valley Recreation Products, Inc. and Chief Operating Officer and Co-President of Tutor Time Learning Systems, Inc. before rejoining Quaker in 2002. Prior to joining Pinnacle, Mr. Schiller served as Senior Vice President of Frito Lay New Ventures. Mr. Schiller also held the positions of President of Quaker Foods and Snacks North America and Senior Vice President & General Manager of Frito Lay Convenience Foods Division. He holds a Bachelor of Arts degree from Tulane University and an MBA from Columbia University Graduate School of Business.

Raymond O’Brien was promoted to Executive Vice President – Sales and Chief Customer Officer at Pinnacle in October 2010. Mr. O’Brien joined the Company in 2006 and most recently was Senior Vice President – General Manager, Specialty Foods Division. Prior to joining the Company, Mr. O’Brien was a founding partner for S&H Solutions, a customer relations management consulting firm. Mr. O’Brien has more than 25 years of sales, marketing and general management experience at Nabisco, Campbell Soup Company, and Entenmann’s. Mr. O’Brien holds an MBA from Northwestern University’s Kellogg Graduate School of Management, and a Bachelor of Business Administration from The State University of New York, Utica.

Antonio F. Fernandez recently joined Pinnacle in February of 2011 and serves as Executive Vice President and Chief Supply Chain Officer. Prior to joining Pinnacle, Mr. Fernandez was most recently employed with Kraft Foods Inc. as Senior Vice President, Operations Excellence from 2010 to 2011, following the acquisition of Cadbury, plc. Mr. Fernandez worked at Cadbury from 1998 to 2010 in a series of senior management positions, the last being Chief Supply Chain Officer where he was responsible for all aspects of the confectionary company’s supply chain, which had a global footprint of 65 manufacturing facilities and over 60 distribution centers. Mr. Fernandez’s early career includes positions in manufacturing, procurement, engineering and consulting with Procter & Gamble Co., PepsiCo, Inc. and the Canaan Group, a general management-consulting firm. He holds a Bachelor of Science Degree in Chemical Engineering from Lafayette College.

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

Tony Landretti was named Senior Vice President and General Manager of our Specialty Foods Division in October 2010. Before his role as General Manager of Pinnacle’s Specialty Foods Division, Tony was most recently Vice President of Sales and National Sales Manager for Pinnacle’s Duncan Hines Grocery Division. Before joining Pinnacle, Tony served as the Eastern Region Team Leader of Sales at the Campbell Soup Company. At Campbell Soup Company, he also held roles in business development and category management. He began his career with The Quaker Oats Company with experiences in consumer affairs, supply chain management and direct sales. Tony has a Bachelor of Science from the University of Wisconsin, Madison and is a graduate of the Master Executive Program at Baker University.

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

Roger Deromedi was appointed Non-Executive Chairman of the Board on July 13, 2009, and is a Director. Previously, he was Executive Chairman of the Board since April 2, 2007. Prior thereto, Mr. Deromedi served as Chief Executive Officer of Kraft Foods Inc. from December 2003 to June 2006. Prior to that, he was co-CEO, Kraft Foods Inc. and President and Chief Executive Officer, Kraft Foods International since 2001. He was President and Chief Executive Officer of Kraft Foods International from 1999 to 2001 and previously held a series of increasingly responsible positions since joining General Foods, Kraft’s predecessor company, in 1977. Mr. Deromedi is on the Board of Directors of the Rainforest Alliance and the Board of Trustees of the Field Museum of Natural History. Mr. Deromedi earned an MBA from the Stanford Graduate School of Business in 1977 and a BA in economics and mathematics from Vanderbilt University in 1975.

Jason Giordano is a Director. Mr. Giordano is a Principal in the private equity group at Blackstone. Since joining Blackstone in 2006, Mr. Giordano has been involved in the execution of the firm’s investments in Pinnacle Foods, Birds Eye Foods and Polymer Group, Inc. and in analyzing investment opportunities across various industries, including Food and Beverage, Consumer Products, Chemicals, and Industrials. Before joining Blackstone, Mr. Giordano was an Associate at Bain Capital where he evaluated and executed global private equity investments in a wide range of industries. Prior to that, he worked in investment banking at Goldman, Sachs & Co. focused on Communications, Media, and Entertainment clients. Mr. Giordano received an AB from Dartmouth College and an MBA with High Distinction from Harvard Business School, where he graduated as a George F. Baker Scholar. Mr. Giordano also serves on the Board of Directors of HealthMarkets, Inc. and Polymer Group, Inc.

Prakash A. Melwani is a Director. Mr. Melwani is a Senior Managing Director in the Private Equity Group at Blackstone. He is based in New York. Since joining Blackstone in 2003, Mr. Melwani has led Blackstone’s investments in Ariel Re, Foundation Coal, Kosmos Energy, Performance Food Group, Pinnacle Foods, RGIS Inventory Specialists, and Texas Genco. Prior to joining Blackstone, Mr. Melwani was a founding partner of Vestar Capital Partners and served as its Chief Investment Officer. Previous to that, he was with the management buyout group at The First Boston Corporation and with N.M. Rothschild & Sons in Hong Kong and London. Mr. Melwani is currently a Director of Ariel Re, Kosmos Energy, Performance Food Group, Pinnacle Foods, and RGIS Inventory Specialists. He is also President and a Director of the India Fund and The Asia Tigers Fund. Mr. Melwani graduated with a First Class Honors degree in Economics from Cambridge University, England. He received an MBA with High Distinction from the Harvard Business School and graduated as a Baker Scholar and a Loeb Rhodes Fellow.

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

Raymond P. Silcock is a Director. He was appointed Audit Committee Chairman effective May 2008. Formerly in 2009, Mr. Silcock was the Executive Vice President and Chief Financial Officer of KB Home, and prior to that served as Senior Vice President and Chief Financial Officer of UST Inc. from 2007 up to its acquisition by Altria, Inc. in January 2009. Before joining UST, Mr. Silcock was Executive Vice President and Chief Financial Officer of Swift & Company from 2006 to 2007 when the Company was acquired by JBS S.A. Prior to that, he was Executive Vice President and Chief Financial Officer of Cott Corporation from 1998 to 2005. In addition, Mr. Silcock spent 18 years with Campbell Soup Company, serving in a variety of progressively more responsible roles, culminating as Vice President, Finance for the Bakery and Confectionary Division. Mr. Silcock served on the Boards of Prestige Brand Holdings Inc. (2006 to 2009) and American Italian Pasta Company (2006 to 2007).

Equity Investment by Chairman and Executive Officers

At the time of our acquisition by The Blackstone Group L.P., our senior management invested $8.0 million to acquire equity interests in Peak Holdings in the form of Class A-2 Units of Peak Holdings. In addition, each was awarded non-voting profits interest units in Peak Holdings under our equity incentive plans described in “Item 11: Executive Compensation—Compensation Discussion and Analysis—Elements of Compensation,” subject to future vesting conditions. At the time of the Birds Eye Acquisition, some of our Directors and senior management invested an additional $3.1 million to acquire equity interests in Peak Holdings in the form of Class A-2 Units of Peak Holdings.

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

Corporate Governance Matters

The Board of Directors met four times during 2010.

Background and Experience of Directors. When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable our Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Board of Directors focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. Once appointed, Directors serve until they resign or are terminated by the Shareholders. In particular, the members of our Board of Directors considered the following important characteristics: (i) Mr. Melwani, Mr. Giordano and Mr. Overly are representatives appointed by The Blackstone Group, our principal stockholder and have significant financial, investment and operational experience from their involvement in Blackstone’s investment in numerous portfolio companies and have played active roles in overseeing those businesses, (ii) Mr. Deromedi, our Non-Executive Chairman of the Board and Mr. Silcock each have had significant executive level experience throughout their careers in leading consumer package goods companies, and (iii) Mr. Gamgort, our Chief Executive Officer, previously served as North American President for Mars Incorporated, where he managed the company’s North American portfolio. In addition, Mr. Gamgort served as President of Major League Baseball Properties and at Kraft Foods, where he held key marketing, sales, corporate strategy, and general management roles.

Joseph Jimenez was also a member of the Board of Directors during 2010, but resigned effective February 2011. Mr. Jimenez resigned because he was not able to devote the time required to perform his duties as director of the Company with his appointment as CEO of Novartis AG. His resignation was not in connection with any known disagreement with the Company.

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

The members of the current audit committee are Mr. Silcock (Chairman), Mr. Giordano and Mr. Overly. Our board of directors has not affirmatively determined whether any of the members of the current audit committee is an “audit committee financial expert” or whether any such person is independent under the applicable standards of the New York Stock Exchange or any other standard. Because our securities are not listed on any stock exchange or inter-dealer quotation system, we are not required to have a separately designated audit committee whose members are independent, and therefore our board has not made a formal determination of whether the members of our audit committee are independent or whether that committee includes at least one audit committee financial expert. However, we believe that Mr. Silcock would be considered an audit committee financial expert within the meaning of the rules and regulations of the Securities and Exchange Commission if our board of directors were to make such a determination. The Audit Committee met seven times during 2010. See “Executive Officers and Directors” above for a description of Mr. Silcock’s relevant experience. See also “Item 13: Certain Relationships and Related Transactions and Director Independence-Director Independence.”

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee are Prakash Melwani (Chairman), a Senior Managing Director of Blackstone, Jason Giordano, a Principal of Blackstone, and Roger Deromedi, Chairman of the Board. Joseph Jimenez was a member of the Compensation Committee in 2010, but his membership ceased upon his resignation from the Board of Directors in February 2011. Other than Mr. Deromedi, none of the other members are current or former officers or employees of our company. We are parties to certain transactions with Blackstone described in “Certain Relationship and Related Transactions” section below. Mr. Deromedi does not participate in Compensation Committee discussions regarding his own compensation. The Compensation Committee met three times during 2010.

Audit Committee Report

We have reviewed and discussed with management the Company’s audited financial statements for the year ended December 26, 2010.

We have discussed with the independent accountant the matters required to be discussed by Statement on Audited Standards No. 114, Communication with Audit Committees, as adopted, by the Public Company Accounting Oversight Board.

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

A copy of our Code of Ethics can be obtained free of charge by emailing investorrealations@pinnaclefoods.com.

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

We designed most of the major elements of our comprehensive compensation program by soliciting initial thoughts and ideas from our senior management team, consisting of our Chief Executive Officer, Executive Vice President and Chief Financial Officer, Executive Vice President and Chief Human Resources Officer, Senior Vice President, Treasurer and Assistant Secretary and Senior Vice President, Secretary and General Counsel, and in consultation with other members of our senior management. Additional input and suggested objectives were received from representatives of our major shareholders and outside, independent service providers. Major compensation elements are reviewed annually by our senior management.

After receipt of the input noted and development of final draft plans, such plans were (and in the case of annual bonus plans, are annually) presented to our Compensation Committee. The Compensation Committee consists of Directors Prakash Melwani, a Senior Managing Director of Blackstone, Jason Giordano, a Principal of Blackstone, and Chairman of the Board Roger Deromedi. Other than Mr. Deromedi, none of these members are current or former officers or employees of our company. We are parties to certain transactions with Blackstone described in “Item 13 - Certain Relationships and Related Transactions.” Mr. Deromedi does not participate in Compensation Committee discussions involving his compensation.

The Compensation Committee comments on and ultimately adopts the major compensation program.

Our compensation program is designed to reward performance by our company’s executives, which in turn creates value for our company’s shareholders. Performance is reviewed annually for both our company’s executives and our company as a whole. Our Compensation Committee reviews and approves annual compensation elements such as bonus plan attainment, and our company’s full Board of Directors reviews full year earnings and management performance by our company’s executives. The Board as a whole also approves elements of our annual budgets, which include certain elements of the compensation program such as annual bonuses and annual merit increases, if any, for our company’s executives.

In short, if value is not added to our company annually, certain of the elements of the compensation program are not paid or do not vest, i.e., annual bonuses, annual base compensation increases and certain equity grants.

The compensation program is not intended to reward only short-term or annual performance. It is also intended to reward long-term company performance. Therefore, employee equity programs, which are discussed in more detail below, are key elements of the compensation program.

Elements of Compensation

For the fiscal year ending December 26, 2010, our company had five principal elements which made up our compensation program. They were:

•	Base salary and potential annual merit adjustment;

•	Bonus plan (MIP or “Management Incentive Plan”);

•	Employee equity plans;

•	Severance, change of control and other termination-related programs; and

•	401(k) and other benefits.

The following is a brief discussion of each principal element of compensation.

(a)	Base salary. Our Chief Executive Officer sets the base salaries for all executive officers of our company, with the exception of his own, which is set by the Compensation Committee. Base salaries are intended to compensate the executive officers and all other salaried employees for their basic services performed for our company on an annual basis. All salaried employees are paid bi-weekly in equal increments. In setting base salaries, our company takes into account the employee’s experience, the functions and responsibilities of the job, salaries for similar positions within the community and for competitive positions in the food industry generally and any other factor relevant to that particular job. We establish salary grades for all levels of the organization. Each grade has a minimum, a midpoint and a maximum. On average, we attempt to pay in the middle range for each job but do not confine ourselves to this practice if other factors such as experience warrant a higher base salary. In determining applicable salaries, we also consult with outside consultants and recruiters, senior members of our management team who have contacts and experience at other relevant companies, board members and shareholder employment related personnel. Base salaries may be adjusted annually and, in certain circumstances, adjusted throughout the year to deal with competitive pressures or changes in job responsibilities.

(b)	Bonus plan (MIP). We use our MIP plans to incent our eligible employees on an annual basis. The MIP plans, together with base salary and basic benefits (other than 401(k)) are considered short-term compensation programs. Our MIP plans are intended to reward executives and other eligible employees for achieving annual profit and operational goals. Generally under all bonus programs, our EBITDA target, which is derived from our operating plan for the year and approved annually by the Board of Directors, is a major component, and individual goals or “MBO’s” account for the balance. We consider the specific EBITDA targets applicable to the MIP plans to be confidential commercial and financial information, the disclosure of which could result in competitive harm to us. However, we believe that each of these targets, while difficult to attain, is reasonably attainable if we achieve our planned performance and growth objectives over the period applicable to the MIP plans. The actual 2010 EBITDA was slightly under target and the overall rating on 2010 operational goals was under target, principally as a result of a challenging retail environment in the food industry, although the Board of Directors and the Compensation Committee did recognize in their evaluation the excellent performance in the integration of the Birds Eye Foods acquisition. Actual 2009 EBITDA exceeded target and the overall rating on operational goals was over target. In 2008, the EBITDA target was not met, but the operational goals were on target. Senior management of our company decides who is eligible to participate in the MIP plans and what the terms of the plans are, including what an employee’s bonus potential is. All jobs at our company have grade levels attached to them, and some of these grade levels have target bonus levels assigned to them. The full Board of Directors must approve the bonus pool contained in the annual budget; the Compensation Committee must approve actual payment of bonuses pursuant to the MIP plans and must specifically consider and approve the bonuses to the named senior executive officers. All bonus targets are equal to a preset percentage of a person’s salary with minimum and maximum payout if certain business objectives are attained.

(c)	Equity programs.

We currently have three long-term incentive plans: the 2007 Stock Incentive Plan, the 2007 Unit Plan (the 2007 Stock Incentive Plan and the 2007 Unit Plan are collectively referred to as the “2007 Equity Plans”) and the Crunch Holding Corp. stock purchase plan (“SPP”). The 2007 Equity Plans provide executives with the opportunity to acquire a proprietary interest in our company as an incentive for them to remain in our service. The total percentage of equity reserved for issuance under the 2007 Equity Plans is 10% of the total equity of Crunch Holding Corp. The Stock Incentive Plan includes approximately 175 salaried employees and is authorized to issue up to 20,000 options to purchase shares of Crunch Holding Corp. common stock. All options granted under the plan must be awarded with a strike price that is no less than the fair market value of a share of Crunch Holding Corp. common stock on the date of the grant. Under the 2007 Unit Plan, approximately 60 management employees were given the opportunity to invest in our company through the purchase of Class A-2 Units in our ultimate parent, Peak Holdings LLC. In addition, each manager who so invested was awarded profits interests in Peak Holdings LLC in the form of Class B-1, Class B-2 and Class B-3 Units (collectively, “PIUs”). Generally, 25% of the options and PIUs will vest ratably over five years. Fifty percent of the options (the “performance options”) and PIU’s (consisting of the Class B-2 units) vest ratably over five years depending whether annual or cumulative EBITDA targets are met. We consider the specific EBITDA targets applicable to both plans to be confidential commercial and financial information, the disclosure of which could result in competitive harm to us. However, we believe that each of these targets, while difficult to attain, is reasonably attainable if we achieve our planned performance and growth objectives over the period applicable to the plans. The plan also provides that, if the EBITDA target is achieved in any two consecutive fiscal years during the employee’s continued employment, then that year’s and all prior years’ Class B-2 units will vest and become exercisable, and if the Class B-3 units vest and become exercisable during the employees continued employment, then all the Class B-2 units will also vest and become exercisable. In 2009 and 2010, the EBITDA targets were met and Class B-2 Units were vested. In 2008, the EBITDA target was not met and therefore the Class B-2 Units did not vest in 2008, however since the EBITDA targets were met in 2009 and 2010, the Class B-2 units that were originally set to become exercisable in 2008, vested in 2010. The final 25% of the options (the “exit options”) and PIUs (consisting of the Class B-3 units) granted under the 2007 Equity Plans vest either on a change of control or similar event, if a 20% annual internal rate of return is attained by Blackstone. On April 1, 2010, the Company awarded a second tranche of PIUs to certain employees in the form of Class B-1 Units and Class B-2 Units. The Class B-1 Units and Class B-2 Units have the same vesting provisions as stated above.

Under the 2007 Equity Plans, vesting terminates upon an employee’s termination, but in most cases a terminated employee may exercise his vested options within 90 days of termination. Under these plans, the executives have the right to put their Class A-2 Units, any vested PIUs and any shares held as a result of the exercise of any option to Peak Holdings or Crunch Holding Corp., as the case may be, for a price at least equal to their fair market value if their employment terminates due to disability or death prior to the earlier of an initial public offering or change of control of Peak Holdings or Crunch Holding Corp., as the case may be. The plans contain terms that allow Peak Holdings or Crunch Holding Corp., as the case may be, at its option to purchase from executives the Class A-2 Units, any vested PIUs and any shares held as a result of the exercise of any option if the executive engages in activity competing with our company or if the executive is terminated due to death or disability, a termination without cause or constructive termination (in the case of the Unit Plan other than the Class A-2 Units, unless the executive has engaged in activity competing with our company), a termination for cause or a voluntary termination of employment. Should Peak Holdings or Blackstone elect to exercise its purchase rights under the agreements, the price per unit will depend on the nature of the executive’s termination of employment. Equity awards under both plans are granted based on recommendations of various members of senior management to an internal company committee.

The third long-term incentive plan provided for our executives is the Stock Purchase Plan (“SPP”), which allows executives to purchase our stock at market rates. We believe that the SPP aligns the long-term interests of our executives with those of our shareholders. Together, the 2007 Equity Plans and SPP are intended to foster long-term growth for our company and provide a means of creating financial security for our senior executives.

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

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our named executive officers for 2010, 2009 and 2008, for services rendered to us during the respective fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards (a) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Robert J. Gamgort (b)	2010	$868,942	$—		$3,138,263	$—	$1,515,000	(i)	7,890	(j)	$5,530,095
Chief Executive Officer	2009	375,962	458,333	(g)	10,246,500	—	537,624		228	(j)	11,618,647
Director	2008	—	—		—	—	—		—	(j)	—

Craig Steeneck (c)	2010	509,850	—		1,031,223	—	347,429		8,178	(k)	1,896,680
Executive Vice President and	2009	500,000	200,000	(h)	—	—	776,250		8,210	(k)	1,484,460
Chief Financial Officer	2008	431,000	—		—	—	100,800		7,728	(k)	539,528

Mark L. Schiller (d)	2010	245,192	—		2,787,090	—	205,870		339,809		3,577,961
Executive Vice President	2009	—	—		—	—	—		—	(l)	—
and Division President -	2008	—	—		—	—	—		—	(l)	—
Duncan Hines Grocery Division										(l)

Raymond O’Brien (e)	2010	263,178	—		1,254,191	—	141,876		15,109	(m)	1,674,354
Executive Vice President -	2009	237,955	—		55,742	—	149,022		15,743	(m)	458,463
Sales and Chief Customer Officer	2008	221,067	—		—	—	27,700		14,234	(m)	263,001

Sara Genster Robling (f)	2010	374,096	—		836,127	—	274,890		8,178	(n)	1,493,291
Executive Vice President	2009	339,308	—		1,366,200	—	369,495		8,210	(n)	2,083,213
and Division President -	2008	38,942	—		—	—	10,500		875	(n)	50,317
Birds Eye Frozen Division

(a)	Stock Awards and Option Awards, which were valued in accordance with the authoritative guidance for stock compensation, represent grant date fair value for the Class B-1, Class B-2 and Class B-3 units. The assumptions used in the valuation are discussed in Note 6 to our Consolidated Financial Statements for the years ended December 26, 2010, December 27, 2009 and December 28, 2008.
(b)	On July 13, 2009, Mr. Gamgort was appointed Chief Executive Officer and Director of the Company.
(c)	On July 1, 2007, Mr. Steeneck was appointed Chief Financial Officer of the Company.
(d)	Mr. Schiller was hired by the Company on June 7, 2010 and serves as Executive Vice President and Division President - Duncan Hines Grocery Division.
(e)	Mr. O’Brien was promoted to Executive Vice President — Sales and Chief Customer Officer on October 10, 2010.
(f)	Ms. Robling was hired by the Company on November 10, 2008 and was promoted to Executive Vice President and Division President – Birds Eye Frozen Division on April 1, 2010.
(g)	For Mr. Gamgort, represents a deferred cash incentive award of $458,333 earned in 2009.
(h)	For Mr. Steeneck, represents a retention bonus in the amount of $200,000 earned in 2009.
(i)	For Mr. Gamgort, 2010 includes $735,000 awarded under the regular Management Incentive Plan and $780,000 annual deferred cash incentive award in 2010 based upon the Board of Directors’ evaluation of attainment of specific performance objectives.
(j)	For Mr. Gamgort, “All other compensation” for 2010 includes contributions made by the Company to his 401(k) account and group life insurance. For 2009, includes contributions made by the Company to his group life insurance.
(k)	For Mr. Steeneck, “All other compensation” for 2010, 2009 and 2008 includes contributions made by the Company to his 401(k) account and group life insurance.
(l)	For Mr. Schiller, “All other compensation” for 2010 includes contributions made by the Company to his 401(k) account, group life insurance and relocation and moving expenses of $332,185.
(m)	For Mr. O’Brien, “All other compensation” for 2010, 2009 and 2008 includes an automobile allowance, contributions made by the Company to his 401(k) account and group life insurance.
(n)	For Ms. Robling, “All other compensation” for 2010, 2009 and 2008 includes contributions made by the Company to her 401(k) account and group life insurance.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards for 2010

Employment Agreements

Crunch Holding Corp., one of our parent companies, entered into substantially similar employment agreements with each of Robert J. Gamgort and Craig Steeneck that govern the terms of each executive’s employment. Mr. Gamgort entered into an employment agreement for an initial term of five years commencing on July 13, 2009 which is filed as Exhibit 10.33. Mr. Gamgort’s employment agreement was amended on March 8, 2011 and is filed as Exhibit 10.44. Mr. Steeneck entered into an employment agreement, which is filed as Exhibit 10.17 and is for an initial term of five years commencing on April 2, 2007. The initial term of the contracts for each of Mr. Gamgort and Mr. Steeneck will be automatically extended for an additional one-year period on each anniversary date after the initial term, unless one of the parties provides the other 60 days’ prior written notice before the expiration that the term shall not be extended. The agreements are terminable by either party at any time, provided that an executive must give no less than 30 days’ notice prior to a resignation.

The financial terms of the amended employment agreement for Mr. Gamgort sets forth (a) his annual base salary, which will be subject to discretionary annual increases upon review by the Board of Directors; (b) states that he will be eligible to earn an annual bonus award at a target of 100% of the base salary, and up to a maximum of 200% of the base salary, based upon the achievement of annual EBITDA target or maximum performance objectives established annually by the Board; (c) states that he will be eligible to receive an annual deferred cash incentive award with a target of $1 million contingent on satisfaction of specified performance objectives established by the Board (the Board may, at its sole discretion, award pro-rata portions of any deferred award up to $1 million if the performance objectives are not satisfied in full), with each award payable on the third anniversary of its grant date (the award for the 2009 fiscal year was pro-rated and was not subject to performance criteria); and (d) Eligibility to receive a $3-4 million transaction incentive award, in the event of a qualified public offering or a change of control that occurs during Mr. Gamgort’s employment, with the grant of the transaction incentive award contingent on the valuation of Peak Holdings at the time of the transaction.

The Company has an employment agreement with Mr. Steeneck that sets forth the his annual base salary, which will be subject to discretionary annual increases upon review by the Board of Directors, and states that the executive will be eligible to earn an annual bonus as a percentage of salary with respect to each fiscal year (with a target percentage between 75% and 150%), based upon the extent to which annual performance targets established by the Board of Directors are achieved. The annual bonus, if any, shall be paid within two and one-half (2.5) months after the end of the applicable fiscal year. Mr. Steeneck also has the opportunity to earn an enhanced annual bonus, which would increase his target percentage from 75% to 100% and his maximum target percentage from 150% to 200%. The enhanced annual bonus is based upon the Company achieving certain EBITDA and other financial targets, which would be in excess of the targets established annually by the Board of Directors. In 2009, the enhanced target was met, but was not met in 2010. We recently modified the EBITDA targets included in Mr. Steeneck’s plan to levels we believe are reasonably attainable in light of the current global economic and financial crisis. A copy of the enhanced target annual bonus and its modification are filed as Exhibit 10.23 and 10.25, respectively.

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

In the event of an executive’s termination of employment that is not a qualifying termination or a termination due to death or disability, he will only be entitled to the accrued rights (as defined above); and, in the case of Mr. Gamgort’s death or disability, the applicable payments under the terms of the annual deferred cash incentive award and the transaction incentive award.

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

Other Change of Control and Severance Agreements

Mr. Schiller and Ms. Robling have entered into severance agreements that are different from the general Company policy. Under Mr. Schiller’s agreement, if his employment is terminated by us without cause (as defined), then he would be entitled to a cash payment equal to his then current salary and target bonus for 12 months. Under Ms. Robling’s agreement, if her employment is terminated by us without cause (as defined), then she would be entitled to a cash payment equal to her then current salary for up to 12 months (nine months guaranteed plus three additional months should she not be employed after the initial nine months). Mr. Schiller’s agreement is filed as Exhibit 10.38. Ms. Robling’s agreement is filed as Exhibit 10.37.

Grants of Plan-Based Awards for 2010

The following table provides supplemental information relating to grants of plan-based awards to help explain information provided above in our Summary Compensation Table.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payout Under Equity Incentive Plan Awards	All Other Stock Awards: Number of	Grant Date Fair Value of Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Target (a) (#)	Units (a) (#)	Awards (a) ($)
Robert J. Gamgort	2010	$—	$875,000	$1,750,000
	June 17, 2010				422.25	140.75	$3,138,263
Craig Steeneck	2010	—	384,750	769,500
	June 17, 2010				138.75	46.25	$1,031,223
Mark L. Schiller	2010	—	361,250	677,344
	June 17, 2010				375.00	125.00	$2,787,090
Raymond O’Brien	2010	—	225,000	421,875
	June 17, 2010				56.25	18.75	$418,064
	December 10, 2010				112.50	37.50	$836,127
Sara Genster Robling	2010	—	288,750	541,406
	June 17, 2010				112.50	37.50	$836,127

(a)	In connection with the Birds Eye Acquisition, profits interests in Peak Holdings LLC under the 2007 Unit Plan in the form of Class B-1and Class B-2 Units were awarded on June 17, 2010. In addition, Mr. O’Brien was granted additional Class B-1 and Class B-2 Units on December 10, 2010 as a result of his promotion.

Outstanding Equity Awards at 2010 Fiscal Year End

The following table provides information regarding outstanding awards made to our named executive officers as of our most recent fiscal year end.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#) (a)		Market Value of Shares or Units of Stock That Have Not Vested (h) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (b)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (h) ($)
Robert J. Gamgort	590.8	(c)	$3,292,947	1,575.3	(c)	$8,781,006

Craig Steeneck	123.3	(d)	687,018	380.5	(d)	2,120,975
				100.0	(d)	557,418

Mark L. Schiller	125.0	(e)	696,773	300.0	(e)	1,672,254

Raymond O’Brien	59.8	(f)	333,057	145.8	(f)	812,437

Sara Genster Robling	97.5	(g)	543,483	255.0	(g)	1,421,416

(a)	Represents Class B-1 profits interest units (“PIU’s”), which vest ratably over five years.
(b)	Represents Class B-2 PIU’s, which vest ratably over five years depending whether annual or cumulative EBITDA targets are met and Class B-3 PIU’s, which vest either on a change of control or similar event if certain internal rates of return are met.
(c)	Assuming certain Company performance targets are met, Mr. Gamgort’s unvested Class B PIU’s vest as follows: in fiscal 2011 – 450.1; in fiscal 2012 – 450.1; in fiscal 2013 – 450.1; in fiscal 2014 – 787.6 and in fiscal 2015 – 28.15.
(d)	Assuming certain Company performance targets are met, Mr. Steeneck’s unvested Class B PIU’s vest as follows: in fiscal 2011 – 252.5; in fiscal 2012 – 268; in fiscal 2013 – 37; in fiscal 2014 – 37 and in fiscal 2015 – 9.3.
(e)	Assuming certain Company performance targets are met, Mr. Schiller’s unvested Class B PIU’s vest as follows: in fiscal 2011 – 100; in fiscal 2012 – 100; in fiscal 2013 – 100; in fiscal 2014 – 100 and in fiscal 2015 – 25.
(f)	Assuming certain Company performance targets are met, Mr. O’Brien’s unvested Class B PIU’s vest as follows: in fiscal 2011 – 48.8; in fiscal 2012 – 51; in fiscal 2013 – 46.5; in fiscal 2014 – 48 and in fiscal 2015 – 11.3.
(g)	Assuming certain Company performance targets are met, Ms. Robling’s unvested Class B PIU’s vest as follows: in fiscal 2011 – 75; in fiscal 2012 – 75; in fiscal 2013 – 75; in fiscal 2014 – 120 and in fiscal 2015 – 7.5.
(h)	The value ascribed to the units was calculated based upon a value of $5,574 per B unit, which is the value calculated at April 1, 2010 and is the value used in calculating stock compensation expense under the authoritative guidance for stock compensation.

Option Exercises and Stock Vested in 2010

The following table provides information regarding the amounts received by our named executive officers upon exercise of options or similar instruments or the vesting of stock or similar instruments during our most recent fiscal year.

	Stock Awards
Name	Number of Shares Acquired on Vesting (a) (#)	Value Received on Vesting (a) ($)
Robert J. Gamgort	422.0	$2,352,025

Craig Steeneck	220.3	1,227,713

Mark L. Schiller	75.0	418,064

Raymond O’Brien	39.0	217,393

Sara Genster Robling	67.5	376,257

(a)	During 2010, a portion of the Class B-1 Units and Class B-2 Units vested. The value ascribed to the vested units was calculated based upon a value of $5,574 per B unit, which is the value used in calculating stock compensation expense under the authoritative guidance for stock compensation.

Nonqualified Deferred Compensation for 2010

None of our named executive officers are currently in a nonqualified deferred compensation plan.

Pension Benefits for 2010

None of our named executive officers are currently in a defined benefit plan sponsored by us or our subsidiaries or affiliates.

Potential Payments Upon Termination or Change in Control

The following tables show the estimated amount of potential cash severance payable to each of the named executive officers, as well as the estimated value of continuing benefits, based on compensation and benefit levels in effect on December 26, 2010, assuming the executive’s employment terminated effective December 26, 2010. Due to the numerous factors involved in estimating these amounts, the actual value of benefits and amounts to be paid can only be determined upon an executive’s termination of employment.

In the tables below, the value of the accelerated stock vesting was based upon an estimated value of Peak Holdings LLC Class B Units as of December 26, 2010 of $3,928 each. The value of accelerated stock vesting does not include unvested Class B-2 Units and Class B-3 Units that would vest upon a change of control only if certain internal rate of return targets were met because such targets had not been met as of December 26, 2010. The value of the health and welfare benefits in the tables below was estimated at $1,000 per month.

You should read this section together with the subsection above entitled “ – Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards for 2010-Employment Agreements,” which includes, among other things, definitions of the terms “cause” and “constructive termination” used in the tables below with respect to Messrs. Gamgort and Steeneck. The term “change of control” is defined in the applicable employment agreement or severance agreement for each such executive officer. Each of these agreements is filed as an exhibit to this Annual Report on Form 10-K.

Robert J. Gamgort
	Voluntary Termination	Involuntary Termination Without Cause	Termination For Cause	Constructive Termination	Change in Control	Disability	Death
Cash Severance	$—	$2,625,000	$—	$2,625,000	$—	$—	$—
Acceleration of Stock Vesting	—	—	—	—	2,320,466	—	—
Vested Stock Awards	—	2,541,220	—	2,541,220	—	—	—
Health and Welfare Benefits	—	18,000	—	18,000	—	—	—

Total	$—	$5,184,220	$—	$5,184,220	$2,320,466	$—	$—

Craig Steeneck
	Voluntary Termination	Involuntary Termination Without Cause	Termination For Cause	Constructive Termination	Change in Control	Disability	Death
Cash Severance	$—	$897,750	$—	$897,750	$—	$—	$—
Acceleration of Stock Vesting	—	—	—	—	484,126	—	—
Vested Stock Awards	—	1,968,910	—	1,968,910	—	—	—
Health and Welfare Benefits	—	12,000	—	12,000	—	—	—

Total	$—	$2,878,660	$—	$2,878,660	$484,126	$—	$—

Mark L. Schiller
	Voluntary Termination	Involuntary Termination Without Cause	Termination For Cause	Constructive Termination	Change in Control	Disability	Death
Cash Severance	$—	$786,250	$—	$—	$—	$—	$—
Acceleration of Stock Vesting	—	—	—	—	491,000	—	—
Vested Stock Awards	—	294,600	—	—	—	—	—
Health and Welfare Benefits	—	—	—	—	—	—	—

Total	$—	$1,080,850	$—	$—	$491,000	$—	$—

Raymond O’Brien
	Voluntary Termination	Involuntary Termination Without Cause	Termination For Cause	Constructive Termination	Change in Control	Disability	Death
Cash Severance	$—	$225,000	$—	$—	$—	$—	$—
Acceleration of Stock Vesting	—	—	—	—	234,698	—	—
Vested Stock Awards	—	174,796	—	—	—	—	—
Health and Welfare Benefits	—	—	—	—	—	—	—

Total	$—	$399,796	$—	$—	$234,698	$—	$—

Sara Genster Robling
	Voluntary Termination	Involuntary Termination Without Cause	Termination For Cause	Constructive Termination	Change in Control	Disability	Death
Cash Severance	$—	$385,000	$—	$—	$—	$—	$—
Acceleration of Stock Vesting	—	—	—	—	382,980	—	—
Vested Stock Awards	—	382,980	—	—	—	—	—
Health and Welfare Benefits	—	—	—	—	—	—	—

Total	$—	$767,980	$—	$—	$382,980	$—	$—

Compensation of Directors

Our directors who are also our employees or employees of Blackstone receive no additional compensation for their services as director. Mr. Deromedi’s compensation is discussed below under “Director Services Agreement.” Joseph Jimenez, the current CEO of Novartis AG, was also a member of the Board of Directors during 2010, but resigned effective February 2011. Mr. Jimenez and Mr. Silcock, who are neither employees of the Company nor of Blackstone, received (1) an annual retainer of $30,000 to be paid annually in arrears on April 2nd, (2) an annual payment of $10,000 for Mr. Silcock serving as Chairman of the Audit Committee and (3) an annual option grant with an after-tax value of approximately $50,000.

The table below sets forth information regarding director compensation for the year ended December 26, 2010.

Name	Fees Paid in Cash ($)	Stock Awards (a) ($)	Option Awards (a) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Roger Deromedi	$158,031	$139,355	$—	89,484	—	$386,870

Joseph Jimenez	30,000	111,484	—	—	—	141,484

Ray Silcock	40,000	111,484	—	—	—	151,484

(a)	Stock Awards and Stock Option Grants, which were valued and expensed in accordance with the authoritative guidance for stock compensation, represent grant date fair value for the Class B-1 and Class B-2 Units.

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

A copy of Mr. Deromedi’s original employment agreement is filed as Exhibit 10.18.

On July 13, 2009, Roger K. Deromedi, who served as Executive Chairman of the Board of Directors of the Company, became Non-Executive Chairman. All other details of his compensation, duties and authority remained unchanged. The amendment of Mr. Deromedi’s director services agreement is filed as Exhibit 10.35.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of the Class A-1 and Class A-2 Units of our ultimate parent company, Peak Holdings LLC, a Delaware limited liability company, as of December 26, 2010 for (i) each individual or entity known by us to own beneficially more than 5% of the Class A-1 Units or Class A-2 Units of Peak Holdings LLC, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our directors and our executive officers as a group. The Class A-1 Units and the Class A-2 Units have equal voting rights. For additional information about the equity investment by certain members of our senior management, see “Item 10: Directors and Executive Officers of the Registrant—Equity Investment by Chairman and Executive Officers.”

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

Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated Class A-1 Units and Class A-2 Units. Unless otherwise noted, the address of each beneficial owner of Class A-1 Units is 345 Park Avenue, New York, New York 10017, and the address of each beneficial owner of Class A-2 Units is c/o Pinnacle Foods Group LLC, 1 Bloomfield Avenue, Mt. Lakes, New Jersey 07046.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent
A-1	Blackstone Funds(1)	674,178,549	98%
A-2	Roger Deromedi(2)	4,000,000	*
A-2	Robert J. Gamgort	1,109,579	*
A-2	Craig Steeneck	800,000	*
A-2	Ray Silcock	600,000	*
A-2	Joseph Jimenez	350,000	*
A-2	Mark L. Schiller	165,300	*
A-2	Sara Genster Robling	125,000	*
A-2	Raymond O’Brien	46,340	*
A-2	Directors and Executive Officers as a Group (thirteen persons)	8,809,278	1.3%

*	Less than one percent
(1)	Reflects beneficial ownership of 503,200,144 Class A-1 Units held by Blackstone Capital Partners V L.P., 110,119,478 Class A-1 Units held by Blackstone Capital Partners V–A L.P.,36,251,411 Class A-1 Units held by Blackstone Capital Partners V-AC L.P., 16,406,594 Class A-1 Units held by Blackstone Family Investment Partnership V L.P., 5,626,741 Class A-1 Units held by Blackstone Family Investment Partnership V-SMD L.P., 1,216,966 Class A-1 Units held by Blackstone Family Investment Partnership V-A .P. and 1,357,215 Class A-1 Units held by Blackstone Participation Partnership V L.P. (collectively, the “Blackstone Funds”). The general partner of all Blackstone Funds is Blackstone Management Associates V L.L.C. BMA V L.L.C. is the sole member of Blackstone Management Associates V L.L.C. Blackstone Holdings III L.P. is the managing member and majority in interest owner of BMA V L.L.C. Blackstone Holdings III L.P. is indirectly controlled by The Blackstone Group L.P. and is owned, directly or indirectly, by Blackstone professionals and The Blackstone Group L.P. The Blackstone Group L.P. is controlled by its general partner, Blackstone Group Management L.L.C., which is in turn wholly owned by Blackstone’s senior managing directors and controlled by its founder Stephen A. Schwarzman. Mr. Schwarzman disclaims beneficial ownership of such Units.
(2)	All of the units are held in a revocable trust for the benefit of Mr. Deromedi.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

The agreement grants Blackstone demand registration rights with respect to the securities of Peak Holdings LLC and grants all securityholders certain piggyback registration rights. The agreement contains customary indemnification provisions in connection with any such registration. A copy of the agreement is attached as Exhibit 10.8.

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

The securityholders agreement also restricts transfers by employee holders of securities of Crunch Holding Corp. from transferring those securities prior to the earliest of a qualified public offering, a change of control and the seventh anniversary of the closing of the Blackstone Transaction (the “lapse date”), subject to exceptions, and grants Crunch Holding Corp. a right of first refusal in connection with sales by employee holders on or after the lapse date and before a public offering by Crunch Holding Corp. The securityholders agreement also gives Blackstone and Peak Holdings LLC customary drag-along rights in connection with a change of control. A copy of the agreement is attached as Exhibit 10.9.

Advisory Agreement

We and one or more of our parent companies entered into a transaction and advisory fee agreement with an affiliate of Blackstone pursuant to which such entity or its affiliates will provide certain strategic and structuring advice and assistance to us. In addition, under this agreement, affiliates of Blackstone will provide certain monitoring, advisory and consulting services to us for an aggregate annual management fee equal to the greater of $2.5 million or 1.0% of adjusted EBITDA (as defined in the credit agreement governing our senior secured credit facilities) for each year thereafter. Affiliates of Blackstone also receive reimbursement for out-of-pocket expenses.

Expenses relating to the management fee were $4.5 million for fiscal year ended December 26, 2010, $2.5 million for the fiscal year ended December 27, 2009 and $2.5 million for the fiscal year ended December 28, 2008. In addition, the Company reimbursed The Blackstone Group out-of-pocket expenses totaling less than $0.1 million in each fiscal year.

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

A copy of the Blackstone advisory fee agreement is attached as Exhibit 10.7.

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

Supplier Costs

Graham Packaging, which is owned by affiliates of The Blackstone Group, supplies packaging for some of our products. Purchases from Graham Packaging were $6.6 million for the fiscal year ended December 26, 2010, $6.2 million for the fiscal year ended December 27, 2009 and $11.3 million for the fiscal year ended December 28, 2008.

Customer Purchases

Performance Food Group, which is owned by affiliates of The Blackstone Group, is a food service supplier that purchases products from us. Sales to Performance Food Group were $5.9 million for the fiscal year ended December 26, 2010, $5.2 million for the fiscal year ended December 27, 2009 and $5.0 million for the fiscal year ended December 28, 2008.

Debt and Interest Expense

As of December 26, 2010, $125.7 million of our senior secured term loan was owed to affiliates of The Blackstone Group. Related party interest for affiliates of The Blackstone Group for the fiscal year ended December 26, 2010 was $5.0 million. As of December 27, 2009, $109.2 million of our senior secured term loan was owed to affiliates of The Blackstone Group. Related party interest for affiliates of The Blackstone Group for the fiscal year ended December 27, 2009 was $1.4 million. As of December 28, 2008, $34.6 million of our senior secured term loan was owed to affiliates of The Blackstone Group. Related party interest for affiliates of The Blackstone Group for the fiscal year ended December 28, 2008 was $3.1 million.

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

APPROVAL PROCESS

Pursuant to a policy originally adopted by the Audit Committee in November 2007, and reapproved in December 2009, the Audit Committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm (the “Auditor”) subject to the de minimis exceptions for permitted non-audit services described in Section 10A(i)(1)(B) of the 1934 Act, which are approved by the Committee prior to the completion of the audit. The Auditor shall not be retained to perform certain prohibited non-audit functions set forth in Section 10A(g) and (h) of the 1934 Act and Rule 2-01(c)(4) of Regulation S-X of the SEC. Such pre-approval can be given as part of the Committee’s approval of the scope of the engagement of the Auditor on an individual basis. The approved non-auditing services must be disclosed in the Company’s periodic public reports filed or submitted by it pursuant to Section 15(d) of the 1934 Act. The pre-approval of permitted non-auditing services can be delegated by the Committee to one or more of its members, but the decision must be presented to the full Committee at the next regularly scheduled Committee meeting. In 2010, the Board of Directors of Pinnacle Foods Finance LLC dismissed PricewaterhouseCoopers LLP as its independent registered public accounting firm and named Deloitte & Touche LLP as its successor.

INDEPENDENT AUDITOR’S FEES

Aggregate fees, including out-of-pocket expenses, for professional services rendered for the Company by our Auditor for the fiscal year ended December 26, 2010 and December 27, 2009:

	Deloitte & Touche LLP Fiscal year Ended December 26, 2010	PricewaterhouseCoopers LLP Fiscal year Ended December 27, 2009
	(Dollars in thousands)
Audit	$1,020	$1,145
Tax	720	29
All other	300	3

Total	$2,040	$1,177

AUDIT FEES

Audit fees for fiscal 2010 listed above are the aggregate fees, including out-of-pocket expenses, approved by the audit committee to be paid for professional services rendered by Deloitte & Touche LLP in connection with (i) the audit of the Company’s Consolidated Financial Statements, and our internal control over financial reporting as of and for the year ended December 26, 2010, and (ii) the reviews of the Company’s unaudited Consolidated Interim Financial Statements as of March 28, 2010, June 27, 2010 and September 26, 2010 and (iii) the review of debt offering documents.

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

TAX FEES

Tax fees in 2010 consist of fees and out-of-pocket expenses for professional services rendered by Deloitte & Touche in connection with tax research and tax return compliance. Tax fees in 2009 consist of fees and out-of-pocket expenses for professional services rendered by PricewaterhouseCoopers in connection with tax research.

ALL OTHER FEES

All other fees in 2010 consists of due diligence assistance and accounting research software. All other fees in 2009 consist of accounting research software.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

a)	Documents filed as part of this report

1)	The Consolidated Financial Statements and accompanying reports of our independent registered public accounting firm are included in Item 8 of this 10-K.

2)	Exhibits

Exhibit Number	Description of exhibit
3.1	Pinnacle Foods Finance LLC Certificate of Formation (previously filed as Exhibit 3.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.2	Pinnacle Foods Finance LLC Amended and Restated Limited Liability Company Agreement, dated as of April 2, 2007 (previously filed as Exhibit 3.2 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.1	Senior Notes Indenture, dated as of April 2, 2007, among the Issuers, the Guarantors and the Trustee (previously filed as Exhibit 4.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.2	Senior Subordinated Notes Indenture, dated as of April 2, 2007, among the Issuers, the Guarantors and the Trustee (previously filed as Exhibit 4.2 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.3	Supplemental Senior Notes Indenture, dated as of November 18, 2009, by and among Birds Eye Holdings, Inc., Birds Eye Group, Inc., Kennedy Endeavors Incorporated, Seasonal Employers, Inc., BEMSA Holding, Inc., GLK Holdings, Inc., GLK, LLC, Rochester Holdco, LLC and Wilmington Trust Company, (previously filed as Exhibit 4.1 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on December 24, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

4.4	Senior Notes Indenture, dated as of August 17, 2010, among the Issuers, the Guarantors and the Trustee. (previously filed as Exhibit 4.2 to the Registration Statement on Form S-4 filed with the SEC on October 5, 2010 (Commission File Number: 333-148297), and incorporated herein by reference).

10.1	Credit Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Lehman Commercial Paper Inc., Goldman Sachs Credit Partners L.P. and other lenders party hereto (previously filed as Exhibit 4.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.2	Second Amendment to the Credit Agreement, dated December 23, 2009, by and among Pinnacle Foods Finance LLC, Peak Finance Holdings LLC, Barclays Bank PLC, the Revolving Commitment Increase Lenders, the Tranche C Term Lenders and the Guarantors. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on December 24, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.3	Fourth Amendment to the Credit Agreement, dated August 17, 2010, by and among Pinnacle Foods Finance LLC, Peak Finance Holdings LLC, Barclays Bank PLC, the Tranche D Term Lenders and the Guarantors (previously filed as Exhibit 10.40 to the Registration Statement on Form S-4 filed with the SEC on October 5, 2010 (Commission File Number: 333-148297), and incorporated herein by reference).

10.4	Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.9 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.5	Guaranty, dated as of April 2, 2007, among Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.10 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.6	Intellectual Property Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.11 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.7	Amended and Restated Transaction and Advisory Fee Agreement, dated as of November 18, 2009, between Peak Finance LLC and Blackstone Management Partners V L.L.C. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on December 24, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.8	Securityholders Agreement, dated as of April 2, 2007, among Peak Holdings LLC and the other parties hereto (previously filed as Exhibit 10.15 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.9	Securityholders Agreement, dated as of September 21, 2007 among Crunch Holding Corp. and the other parties hereto (previously filed as Exhibit 10.18 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.10*	Tax Sharing Agreement, dated as of November 25, 2003 and amended as of December 23, 2009, by and among Crunch Holding Corp., Pinnacle Foods Holding Corporation, Pinnacle Foods Corporation, Pinnacle Foods Management Corporation, Pinnacle Foods Brands Corporation, PF Sales (N. Central Region) Corp., PF Sales, LLC, PF Distribution, LLC, PF Standards Corporation, Pinnacle Foods International Corp., Peak Finance Holdings LLC, Pinnacle Foods Finance Corp., Pinnacle Foods Finance LLC and Pinnacle Foods Group LLC, BEMSA Holding, Inc., Birds Eye Foods, Inc., Birds Eye Holdings, Inc., Birds Eye Group, Inc., GLK Holdings, Inc., Kennedy Endeavors, Incorporated, Rochester Holdco LLC, and Seasonal Employers, Inc..

10.11	Trademark License Agreement by and between The Dial Corporation and Conagra, Inc., dated July 1, 1995 (previously filed as Exhibit 10.33 to the Annual Report on Form 10-K of Pinnacle Foods Group Inc. for the fiscal year ended December 25, 2005 (Commission File Number: 333-118390), and incorporated herein by reference).

10.12	Swanson Trademark License Agreement (U.S.) by and between CSC Brands, Inc. and Vlasic International Brands Inc., dated as of March 24, 1998 (previously filed as Exhibit 10.27 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-1183900), and incorporated herein by reference).

10.13	Swanson Trademark License Agreement (Non-U.S.) by and between Campbell Soup Company and Vlasic International Brands Inc., dated as of March 26, 1998 (previously filed as Exhibit 10.28 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.14	Trademark License Agreement, dated as of July 9, 1996, by and between The Quaker Oats Company, The Quaker Oats Company of Canada Limited and Van de Kamp’s, Inc. (previously filed as Exhibit 10.21 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.15	Technology Sharing Agreement by and between Campbell Soup Company and Vlasic Foods International Inc., dated as of March 26, 1998 (previously filed as Exhibit 10.29 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.16 +	Employment Agreement, dated April 2, 2007 (Jeffrey P. Ansell) (previously filed as Exhibit 10.3 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.17 +	Employment Agreement, dated April 2, 2007 (Craig Steeneck) (previously filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.18 +	Director Service Agreement, dated April 2, 2007 (Roger Deromedi) (previously filed as Exhibit 10.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.19 +	Peak Holdings LLC 2007 Unit Plan, effective as of April 2, 2007 (previously filed as Exhibit 10.16 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.20 +	Peak Holdings LLC Form of Award Management Unit Subscription Agreement (previously filed as Exhibit 10.17 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.21 +	Crunch Holding Corp. 2007 Stock Incentive Plan, effective as of August 8, 2007 (previously filed as Exhibit 10.19 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.22 +	Crunch Holding Corp. 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.20 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.23 +	Enhanced Target Annual Bonus letter, dated June 11, 2007 (Craig Steeneck) (previously filed as Exhibit 10.22 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.24 +	Supplemental Peak Holdings LLC Management Unit Subscription Agreement, dated June 11, 2007 (Craig Steeneck) (previously filed as Exhibit 10.23 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.25 +	Modification of the Enhanced Target Annual Bonus letter, dated February 27, 2009 (Craig Steeneck) (previously filed as Exhibit 10.24 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.26 +	Modification of the Supplemental Peak Holdings LLC Management Unit Subscription Agreement, dated February 27, 2009 (Craig Steeneck) (previously filed as Exhibit 10.25 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.27 +	Modification of the Peak Holdings LLC Form of Award Management Unit Subscription Agreement (previously filed as Exhibit 10.26 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.28 +	Modification of the Crunch Holding Corp. 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.27 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.29 +	Severance benefit letter, dated October 7, 2008 (Chris L. Kiser) (previously filed as Exhibit 10.29 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.30+	Employment offer letter dated May 25, 2001 (Lynne M. Misericordia) (previously filed as Exhibit 10.30 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.31+	Employment offer letter dated May 25, 2001 (M. Kelley Maggs) (previously filed as Exhibit 10.31 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.32+	Separation Agreement, dated July 31, 2009 (Jeffrey P. Ansell). (previously filed as Exhibit 10.32 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.33+	Employment Agreement, dated July 13, 2009 (Robert J. Gamgort). (previously filed as Exhibit 10.33 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.34+	Peak Holdings LLC Management Unit Subscription Agreement, dated July 13, 2009 (Robert J. Gamgort). (previously filed as Exhibit 10.34 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.35+	Amendment to Director Services Agreement, dated July 31, 2009 (Roger Deromedi). (previously filed as Exhibit 10.35 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.36+	Employment offer letter dated November 24, 2008 (Edward L. Sutter) (previously filed as Exhibit 10.38 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 23, 2010 (Commission File Number: 333-148297), and incorporated herein by reference).

10.37+	Employment offer letter dated October 28, 2008 (Sara Genster Robling) (previously filed as Exhibit 10.39 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 23, 2010 (Commission File Number: 333-148297), and incorporated herein by reference).

10.38+	Employment offer letter dated June 3, 2010 (Mark L. Schiller) (previously filed as Exhibit 10.41 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 9, 2010 (Commission File Number: 333-148297), and incorporated herein by reference).

10.39+	Lease, dated May 23, 2001, between Brandywine Operating Partnership, L.P. and Pinnacle Foods Corporation (Cherry Hill, New Jersey) (previously filed as Exhibit 10.25 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.40	Lease, dated August 10, 2001, between 485 Properties, LLC and Pinnacle Foods Corporation (Mountain Lakes, New Jersey); Amendment No. 1, dated November 23, 2001; Amendment No. 2, dated October 16, 2003 (previously filed as Exhibit 10.26 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.41	Amendment to Lease Agreement, dated February 10, 2007 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Group Inc. filed with the SEC on February 15, 2007 (Commission File Number: 333-118390), and incorporated herein by reference).

10.42	Lease, dated April 15, 2010, between Woodcrest Road Associates, L.P. and Pinnacle Foods Group LLC (Cherry Hill, New Jersey) (previously filed as Exhibit 10.40 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 9, 2010 (Commission File Number: 333-148297), and incorporated herein by reference).

10.43+*	Terms of Employment letter dated February 7, 2011. (Antonio F. Fernandez)

10.44+**	Amendment to Employment Agreement. (Robert J. Gamgort)

12.1*	Computation of Ratios of Earnings to Fixed Charges.

21.1*	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

+	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
*	Identifies exhibits that are filed as attachments to this document.
(A)	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Form 10-K and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FOODS FINANCE LLC

By:	/s/ CRAIG STEENECK

Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	March 10, 2011

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/S/ ROGER DEROMEDI By: Roger Deromedi	Chairman of the Board and Director	March 10, 2011

/S/ ROBERT J. GAMGORT By: Robert J. Gamgort	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2011

/S/ JASON GIORDANO By: Jason Giordano	Director	March 10, 2011

/S/ PRAKASH A. MELWANI By: Prakash A. Melwani	Director	March 10, 2011

/S/ JEFF OVERLY By: Jeff Overly	Director	March 10, 2011

/S/ RAYMOND P. SILCOCK By: Raymond P. Silcock	Director	March 10, 2011

/S/ CRAIG STEENECK By: Craig Steeneck	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2011