Form 10-Q
period 2011-03-27
Pinnacle Foods Finance LLC
filed 2011-05-11
CIK 1420566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act of 1934).     Yes  ☐    No  ☒

As of May 11, 2011, there were outstanding 100 shares of common stock, par value $0.01 per share, of the Registrant.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

Unaudited consolidated financial statements begin on the following page

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(thousands of dollars)

	Three months ended
	March 27, 2011	March 28, 2010
Net sales	$606,311	$656,436
Cost of products sold	452,916	500,706

Gross profit	153,395	155,730

Operating expenses
Marketing and selling expenses	41,831	52,837
Administrative expenses	20,996	33,930
Research and development expenses	1,994	2,346
Other expense (income) , net	3,811	4,523

Total operating expenses	68,632	93,636

Earnings before interest and taxes	84,763	62,094

Interest expense	51,327	55,211
Interest income	79	87

Earnings before income taxes	33,515	6,970
Provision for income taxes	13,263	3,040

Net earnings	$20,252	$3,930

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(thousands of dollars, except per share amounts)

	March 27, 2011	December 26, 2010
Current assets:
Cash and cash equivalents	$176,818	$115,286
Accounts receivable, net	170,064	145,258
Inventories, net	318,880	329,635
Other current assets	21,347	21,507
Deferred tax assets	41,537	38,288

Total current assets	728,646	649,974

Plant assets, net	446,565	447,068
Tradenames	1,629,812	1,629,812
Other assets, net	193,625	200,367
Goodwill	1,564,395	1,564,395

Total assets	$4,563,043	$4,491,616

Current liabilities:
Short-term borrowings	$1,277	$1,591
Current portion of long-term obligations	7,781	4,648
Accounts payable	133,189	115,369
Accrued trade marketing expense	47,160	47,274
Accrued liabilities	160,065	142,746
Accrued income taxes	645	193

Total current liabilities	350,117	311,821

Long-term debt (includes $127,698 and $125,698 owed to related parties)	2,794,096	2,797,307
Pension and other postretirement benefits	77,559	78,606
Other long-term liabilities	41,169	43,010
Deferred tax liabilities	383,294	365,787

Total liabilities	3,646,235	3,596,531

Commitments and contingencies (note 11)

Shareholder’s equity:
Common stock	—	—
Additional paid-in-capital	697,567	697,267
Retained earnings	267,602	247,350
Accumulated other comprehensive loss	(48,361)	(49,532)

Total shareholder’s equity	916,808	895,085

Total liabilities and shareholder’s equity	$4,563,043	$4,491,616

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(thousands of dollars)

	Three months ended
	March 27, 2011	March 28, 2010
Cash flows from operating activities
Net earnings	$20,252	$3,930
Non-cash charges (credits) to net earnings
Depreciation and amortization	20,410	19,879
Amortization of discount on term loan	301	688
Amortization of debt acquisition costs	2,587	3,537
Amortization of deferred mark-to-market adjustment on terminated swaps	705	1,033
Change in value of financial instruments	(1,561)	(8)
Stock-based compensation charge	300	205
Postretirement healthcare benefits	(7)	24
Pension expense, net of contributions	(1,040)	811
Other long-term liabilities	(711)	1,778
Other long-term assets	182	18
Deferred income taxes	12,951	(3,967)
Changes in working capital
Accounts receivable	(24,603)	(35,817)
Inventories	11,185	71,100
Accrued trade marketing expense	(229)	4,261
Accounts payable	17,659	(5,758)
Accrued liabilities	17,639	41,489
Other current assets	1,609	(985)
Accrued income taxes	445	—

Net cash provided by operating activities	78,074	102,218

Cash flows from investing activities
Capital expenditures	(15,815)	(14,534)

Net cash used in investing activities	(15,815)	(14,534)

Cash flows from financing activities
Repayments of long-term obligations	—	(30,143)
Proceeds from short-term borrowings	484	497
Repayments of short-term borrowings	(799)	(626)
Repayment of capital lease obligations	(435)	(322)
Debt acquisition costs	(67)	(17)
Change in bank overdrafts	—	(5,140)
Repurchases of equity	—	(8)
Repayment of notes receivable from officers	—	565

Net cash used in financing activities	(817)	(35,194)

Effect of exchange rate changes on cash	90	118

Net change in cash and cash equivalents	61,532	52,608
Cash and cash equivalents - beginning of period	115,286	73,874

Cash and cash equivalents - end of period	$176,818	$126,482

Supplemental disclosures of cash flow information:
Interest paid	$36,604	$25,413
Interest received	79	87
Income taxes (refunded) paid	(5,332)	8
Non-cash investing and financing activities:
New capital leases	55	822

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)

(thousands of dollars, except share amounts)

	Common Stock		Additional Paid In	Notes Receivable	Retained earnings (Accumulated	Accumulated Other Comprehensive	Total Shareholder’s
	Shares	Amount	Capital	From Officers	Deficit)	Loss	Equity
Balance at December 27, 2009	100	$—	$693,196	$(565)	$225,313	$(43,591)	$874,353

Equity contribution:
Cash			—				—
Reduction in equity contributions			(7)				(7)
Equity related compensation			205				205
Collection of notes receivable from officers				565			565
Comprehensive income:
Net earnings					3,930		3,930
Swap mark to market adjustments, net of tax benefit of $2,530						(4,182)	(4,182)
Amortization of deferred mark-to-market adjustment on terminated swaps						1,033	1,033
Foreign currency translation						204	204

Total comprehensive income							985

Balance at March 28, 2010	100	$—	$693,394	$—	$229,243	$(46,536)	$876,101

Balance at December 26, 2010	100	$—	$697,267	$—	$247,350	$(49,532)	$895,085

Equity related compensation			300				300
Comprehensive income:
Net earnings					20,252		20,252
Swap mark to market adjustments, net of tax provision of $599						509	509
Amortization of deferred mark-to-market adjustment on terminated swaps, net of tax provision of $277						428	428
Foreign currency translation, net of tax provision of $204						285	285
Net loss on Pension and OPEB actuarial assumptions, net of tax provision of $51						(51)	(51)

Total comprehensive income							21,423

Balance at March 27, 2011	100	$—	$697,567	$—	$267,602	$(48,361)	$916,808

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

On December 23, 2009, the Company’s subsidiary, Pinnacle Foods Group LLC (“PFG”), purchased Birds Eye Foods, Inc. (the “Birds Eye Foods Acquisition”).

2.	Interim Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of March 27, 2011, the results of operations for the three months ended March 27, 2011 and March 28, 2010, and the cash flows for the three months ended March 27, 2011 and March 28, 2010. The results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 26, 2010.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

3.	Fair Value Measurements

The authoritative guidance for financial assets and liabilities discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the Company’s assumptions.

The Company’s population of financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value As of March 27, 2011	Fair Value Measurements Using Fair Value Hierarchy			Fair Value As of December 26, 2010	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Diesel fuel derivatives	1,671	—	1,671	—	380	—	380	—
Natural gas derivatives	41	—	41	—	28	—	28	—
Soybean oil derivatives	133	—	133	—	—	—	—	—

Total assets at fair value	$1,845	$—	$1,845	$—	$408	$—	$408	$—

Liabilities
Interest rate derivatives	$24,038	$—	$24,038	$—	$26,646	$—	$26,646	$—
Foreign currency derivatives	2,475	—	2,475	—	1,100	—	1,100	—

Total liabilities at fair value	$26,513	$—	$26,513	$—	$27,746	$—	$27,746	$—

The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk.

Below are descriptions of the techniques used to estimate the fair value of financial instruments on the Company’s financial statements as of March 27, 2011.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate and foreign exchange forward curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of March 27, 2011 or December 26, 2010.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

4.	Other Expense (Income), net

	Three months ended
	March 27, 2011	March 28, 2010
Other expense (income), net consists of:
Amortization of intangibles/other assets	$4,039	$4,291
Birds Eye Foods Acquisition merger-related costs	—	232
Royalty expense (income), net and other	(228)	—

Total other expense (income), net	$3,811	$4,523

Birds Eye Acquisition merger-related costs. In connection with the Birds Eye Acquisition, the Company incurred costs of $232 in the three months ended March 28, 2010. These costs relate primarily to legal, accounting and other professional fees.

5.	Inventories

	March 27, 2011	December 26, 2010
Raw materials, containers and supplies	$37,844	$39,528
Finished product	281,036	290,107

Total	$318,880	$329,635

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

In the fourth quarter of 2009, in connection with the Birds Eye Foods Acquisition, inventories were required to be valued at fair value, which was $37.6 million higher than historical manufacturing cost. Cost of products sold for the three months ended March 28, 2010 included pre-tax charges of $17.3 million related to the finished products at December 23, 2009, which were subsequently sold.

6.	Goodwill and Other Assets

Goodwill by segment is as follows:

	Birds Eye Frozen	Duncan Hines Grocery	Specialty Foods	Total
Balance, December 26, 2010	$578,769	$740,465	$245,161	$1,564,395

Balance, March 27, 2011	$578,769	$740,465	$245,161	$1,564,395

The authoritative guidance for business combinations requires that all business combinations be accounted for at fair value under the acquisition method of accounting. The authoritative guidance for goodwill provides that goodwill will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. The Company completed its annual testing as of December 26, 2010. No goodwill impairments were identified.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Other Assets

	March 27, 2011
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(21,124)	$31,686
Customer relationships - Distributors	36	125,489	(18,299)	107,190
Customer relationships - Food Service	7	36,143	(25,916)	10,227
Customer relationships - Private Label	7	9,214	(7,580)	1,634
License	7	4,875	(938)	3,937

Total amortizable intangibles		$228,531	$(73,857)	$154,674
Deferred financing costs		76,458	(37,753)	38,705
Notes receivable (Roskam Baking)		246	—	246

Total other assets, net				$193,625

	December 26, 2010
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(19,804)	$33,006
Customer relationships - Distributors	36	125,489	(16,755)	108,734
Customer relationships - Food Service	7	36,143	(25,063)	11,080
Customer relationships - Private Label	7	9,214	(7,445)	1,769
License	7	4,875	(750)	4,125

Total amortizable intangibles		$228,531	$(69,817)	$158,714
Deferred financing costs		76,391	(35,166)	41,225
Notes receivable (Roskam Baking)		428	—	428

Total other assets, net				$200,367

Amortization during the three months ended March 27, 2011 and March 28, 2010 was $4,040 and $4,291, respectively. Estimated amortization expense for each of the next five years and thereafter is as follows: remainder of 2011 - $12,130, 2012 - $15,811, 2013 - $15,473, 2014 - $12,190, 2015 – $10,903 and thereafter - $88,167.

Intangible Assets by segment as of March 27, 2011 were $81,128 in the Birds Eye Frozen segment, $57,837 in the Duncan Hines Grocery segment and $15,709 in the Specialty Foods segment. Intangible Assets by segment for the fiscal year ended December 26, 2010 were $82,749 in the Birds Eye Frozen segment, $59,205 in the Duncan Hines Grocery segment and $16,760 in the Specialty Foods segment.

Deferred financing costs, which relate to the Senior Secured Credit Facility, Senior Notes and Senior Subordinated Notes amounted to $76,458 as of March 27, 2011.

All deferred financing costs are amortized into interest expense over the life of the related debt facility using the effective interest method. Amortization of the deferred financing costs during the three months ended March 27, 2011 and March 28, 2010 was $2,587 and $3,537, respectively.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

The following summarizes deferred financing cost activity in 2011:

Deferred Financing Costs

	Gross Carrying Amount	Accumulated Amortization	Net
December 26, 2010	$76,391	$(35,166)	$41,225
2011 - Additions	67	—	67
Amortization	—	(2,587)	(2,587)

March 27, 2011	$76,458	$(37,753)	$38,705

In February 2009, the Company entered into an agreement with Roskam Baking, which began co-packing certain Duncan Hines products in April 2009. This agreement included a provision to loan Roskam $1,900. As of March 27, 2011 the balance of the notes receivable is $796, of which $550 is recorded on the Consolidated Balance Sheet in Other Current Assets and $246 is recorded in Other Assets, net. This loan is being paid back to the Company based on cases produced and will be paid back in no more than 5 years.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

7.	Restructuring Charges

Rochester, NY Office

The Rochester, NY office was the former headquarters of Birds Eye Foods, Inc., which was acquired by PFG on December 23, 2009. In connection with the consolidation of activities into PFG’s New Jersey offices, the Rochester office was closed in December 2010. Notification letters under the Worker Adjustment and Retraining Notification (WARN) Act of 1988 were issued in the first quarter of 2010. Activities related to the closure of the Rochester office began in the second quarter of 2010 and resulted in the elimination of approximately 200 positions. In addition, the Company recognized lease termination costs in 2010 due to the discontinuation of use of the Birds Eye Foods’ Corporate headquarters.

The following table summarizes restructuring charges recorded during the three months ended March 28, 2010. There were no restructuring expenses incurred in the three months ended March 27, 2011.

	Three months ended March 28, 2010
Description	Birds Eye Frozen	Duncan Hines Grocery	Specialty Foods	Total
Rochester, NY Office	$6,172	$1,591	$970	$8,733

Total	$6,172	$1,591	$970	$8,733

Tacoma, WA Plant

On December 3, 2010, in an effort to enhance the long-term strength of our brands and improve our supply chain operations, we announced the closure of the Tacoma plant and the consolidation of production in our Ft. Madison plant and recorded related restructuring expense. The closure of the Tacoma plant is targeted for the second half of 2011 and will result in the termination of approximately 160 employees. In addition to termination benefits, the company recorded asset retirement obligations at Tacoma which were capitalized and are being depreciated over the remaining useful life of the plant. The company recorded accelerated depreciation costs of $2,791 in the three months ended March 27, 2011.

Fulton, NY Plant

On April 15, 2011, the Company announced plans to consolidate the Birds Eye® brand’s Fulton, NY plant operations into the Darien, WI and Waseca, MN facilities in order to locate vegetable processing closer to the crop growing region and thus reduce the related freight costs. The Fulton facility is currently expected to close at the end of 2011. In connection with the closure, we expect to incur the following costs during the second quarter and the remainder of 2011:

Description	Estimated cost
Employee severance and other termination benefits	$2.0 -$3.0 million
Movement and storage of equipment	$1.0 - $2.0 million
Consulting and project management fees	$1.0 - $2.0 million
Accelerated depreciation on plant assets	$8.0 -$12.0 million

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

The following table summarizes restructuring charges accrued as of March 27, 2011.

Description	Balance at December 26, 2010	Expense	Payments	Balance at March 27, 2011
Facility shutdowns	$1,851	$75	$(300)	$1,626
Employee severance	6,096	—	(1,357)	4,739

Total	$7,947	$75	$(1,657)	$6,365

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

8.	Debt and Interest Expense

	March 27, 2011	December 26, 2010
Short-term borrowings
- Revolving Credit Facility	$—	$—
- Notes payable	1,277	1,591

Total short-term borrowings	1,277	1,591

Long-term debt
- Senior Secured Credit Facility - Tranche B Term Loans due 2014	$1,199,422	$1,199,422
- Senior Secured Credit Facility - Tranche D Term Loans due 2014	368,194	368,194
- 8.25% Senior Notes due 2017	400,000	400,000
- 9.25% Senior Notes due 2015	625,000	625,000
- 10.625% Senior Subordinated Notes due 2017	199,000	199,000
- Unamortized discount on long term debt	(3,616)	(3,917)
- Capital lease obligations	13,877	14,256

	2,801,877	2,801,955
Less: current portion of long-term obligations	7,781	4,648

Total long-term debt	$2,794,096	$2,797,307

	Three months ended
Interest expense	March 27, 2011	March 28, 2010
Third party interest expense	$42,437	$45,703
Related party interest expense	608	527
Amortization of debt acquisition costs (Note 6)	2,587	3,537
Amortization of deferred mark-to-market adjustment on terminated swap (Note 10)	705	1,033
Interest rate swap losses (Note 10)	4,990	4,411

	$51,327	$55,211

The Senior Secured Credit Agreement (the “Senior Secured Credit Facility”) consists of (i) term loans in an initial aggregate amount of $1,250.0 million (the “Tranche B Term Loans”); (ii) term loans issued on August 17, 2010 in an initial aggregate principal amount of $442.3 million (the “Tranche D Term Loans”) and (iii) revolving credit commitments in the aggregate amount of $150.0 million (the “Revolving Credit Facility”). The Tranche B and Tranche D Term Loans mature April 2, 2014. The Revolving Credit Facility matures April 2, 2013.

There were no borrowings outstanding under the Revolving Credit Facility as of March 27, 2011 and December 26, 2010. There have been no borrowings under the revolver at any time in 2010 or 2011.

The total combined amount of the Tranche B Term Loans and Tranche D Term Loans that were owed to affiliates of The Blackstone Group as of March 27, 2011 and December 26, 2010, was $127,698 and $125,698, respectively.

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

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility. For the three months ended March 27, 2011 and March 28, 2010, the weighted average interest rate on the term loan was 3.52% and 4.87%, respectively. As of March 27, 2011 and December 26, 2010, the interest rate on the revolving credit facility was 2.75% and 2.76%, respectively however no borrowings were made during 2010 or 2011. As of March 27, 2011 and March 28, 2010, the Eurodollar interest rate on the term loan facility was 3.52% and 4.78%, respectively.

The Company pays a fee for all outstanding letters of credit drawn against the Revolving Credit Facility at an annual rate equivalent to the Applicable Margin then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility cannot exceed $50,000. As of March 27, 2011 and December 26, 2010, the Company had utilized $30,827 and $34,187, respectively of the Revolving Credit Facility for letters of credit. As of March 27, 2011 and December 26, 2010, there were no borrowings under the Revolving Credit Facility. As of March 27, 2011 and December 26, 2010, respectively, there was $119,173 and $115,813 of borrowing capacity under the Revolving Credit Facility, of which $19,173 and $15,813 was available to be used for letters of credit.

Under the terms of the Senior Secured Credit Facility, the Company is required to use 50% of its “Excess Cash Flow”, to prepay the Tranche B Term Loans and the Tranche D Term Loans. Excess Cash Flow is determined by taking consolidated net income (as defined) and adjusting it for certain items, including (1) all non cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principle payments of indebtedness and (5) certain other items defined in the Senior Secured Credit Facility. In December 2010, the Company made a voluntary prepayment of $73.0 million to the Tranche D Term Loans. As a result of this prepayment, no payment was due under the Excess Cash Flow requirements of Senior Secured Credit Facility for the 2010 reporting year. In March 2010, in accordance with the Excess Cash Flow requirements of the Senior Secured Credit Facility, the Company made a mandatory prepayment of the term loans of $27.0 million for the 2009 reporting year.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

The Tranche B Term Loans mature in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the Term Loan outstanding as of March 27, 2011 are $2.5 million in 2011, $12.5 million in 2012, $12.5 million in 2013 and $1,171.9 million in 2014. The Tranche D Term Loans mature in quarterly 0.25% installments from December 2010 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the Tranche D Term Loans outstanding as of March 27, 2011 are no payments due in 2011, 2012 and 2013, with a lump sum payment of $368.2 million due in 2014.

On April 2, 2007, the Company issued $325.0 million of 9.25% Senior Notes (the “Senior Notes”) due 2015, and $250.0 million of 10.625% Senior Subordinated Notes (the “Senior Subordinated Notes”) due 2017. On December 23, 2009, as part of the Birds Eye Foods Acquisition, the Company issued an additional $300 million of 9.25% Senior Notes due in 2015 (the “Additional Senior Notes”). The Senior Notes and the Additional Senior Notes are collectively referred to herein as the 9.25% Senior Notes. On August 17, 2010 the Company issued $400.0 million of 8.25% Senior Notes, due 2017 (the “8.25% Senior Notes”) and utilized the proceeds to repay the Tranche C Term Loans.

The 9.25% Senior Notes and the 8.25% Senior Notes are general unsecured obligations of the Company, effectively subordinated in right of payment to all existing and future senior secured indebtedness of the Company and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company. The Senior Subordinated Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company. See Note 16 to the Consolidated Financial Statements for Guarantor and Nonguarantor Financial Statements.

The Company may redeem some or all of the 8.25% Senior Notes at any time prior to September 1, 2013, and some or all of the Senior Subordinated Notes at any time prior to April 1, 2012, in each case at a price equal to 100% of the principal amount of notes redeemed plus the Applicable Premium as of, and accrued and unpaid interest to, the redemption date, subject to the right of Holders of record on the relevant record date to receive interest due on the relevant interest payment date. The “Applicable Premium” is defined as the greater of (1) 1.0% of the principal amount of such note and (2) the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of such 8.25% Senior Note at September 1, 2013 or such Senior Subordinated Note at April 1, 2012, plus (ii) all required interest payments due on such 8.25% Senior Note through September 1 2013 or such Senior Subordinated Note through April 1, 2012 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate plus 50 basis points over (b) the principal amount of such note.

The Company currently may redeem the 9.25% Senior Notes, and in the future may redeem the 8.25% Senior Notes, or the Senior Subordinated Notes at the redemption prices listed below, if redeemed during the twelve-month period beginning on April 1st (for the 9.25% Senior Notes and Senior Subordinated Notes ) or September 1st ( for the 8.25% Senior Notes) of each of the years indicated below:

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

The estimated fair value of the Company’s long-term debt, including the current portion, as of March 27, 2011, is as follows:

	March 27, 2011
Issue	Recorded Amount	Fair Value
Senior Secured Credit Facility - Tranche B Term Loans	$1,199,422	$1,190,426
Senior Secured Credit Facility - Tranche D Term Loans	368,194	370,955
8.25% Senior Notes	400,000	417,500
9.25% Senior Notes	625,000	651,563
10.625% Senior Subordinated Notes	199,000	212,930

	$2,791,616	$2,843,374

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 26, 2010, is as follows:

	December 26, 2010
Issue	Recorded Amount	Fair Value
Senior Secured Credit Facility - Tranche B Term Loans	$1,199,422	$1,171,308
Senior Secured Credit Facility - Tranche D Term Loans	368,194	372,031
8.25% Senior Notes	400,000	409,000
9.25% Senior Notes	625,000	648,438
10.625% Senior Subordinated Notes	199,000	213,925

	$2,791,616	$2,814,702

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

In fiscal 2011, the Company expects to make contributions of $6.8 million to the Pinnacle Foods Pension Plan, of which $0.8 million was made in the three months ended March 27, 2011. The Company made contributions to the pension plan totaling $8.9 million in fiscal 2010, of which $0.6 million was made in three months ending March 28, 2010.

The following represents the components of net periodic benefit costs:

	Pinnacle Foods Pension Plan Pension Benefits
	Three months ended
Pension Benefits	March 27, 2011	March 28, 2010
Service cost	$223	$477
Interest cost	1,066	1,142
Expected return on assets	(1,061)	(870)
Amortization of:
prior service cost	11	35
loss	181	222

Net periodic benefit cost	$420	$1,006

Birds Eye Foods Pension Plan

The Company’s Birds Eye Foods Pension Plan (“Birds Eye Foods Pension Plan”) consists of hourly and salaried employees and has primarily noncontributory defined-benefit schedules. Benefits for salaried participants are frozen. In 2010, the pension plan benefits for certain locations were frozen. The curtailment gain was $64 for the three months ended March 28, 2010.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

In fiscal 2011, the Company expects to make contributions of $8.6 million to the Birds Eye Foods Pension Plan, of which $0.9 million was made in the three months ended March 27, 2011. The Company made contributions to the pension plan totaling $4.3 million in fiscal 2010. No contributions were made for the Birds Eye Foods Pension Plan in the three months ended March 28, 2010.

The following represents the components of net periodic benefit costs:

	Birds Eye Foods Pension Plan Pension Benefits Three months ended
Pension Benefits	March 27, 2011	March 28, 2010
Service cost	$234	$530
Interest cost	2,036	2,099
Expected return on assets	(1,910)	(2,021)
Curtailment gain	—	(64)

Net periodic benefit cost	$360	$544

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

10.	Financial Instruments

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted. One intent of this law is to establish a regulatory structure for the derivatives market and to increase the transparency of financial reporting related to derivatives. The Company anticipates that the law will not have a material impact on our consolidated financial position or results of operations.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges in accordance with the authoritative guidance for derivative and hedge accounting involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three months ended March 27, 2011 and March 28, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of March 27, 2011, the Company had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	10	$1,131,593	1.06% -3.33%	USD-LIBOR-BBA	Oct 2008 -Aug 2010	Apr 2011 - July 2012

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

According to the authoritative guidance for derivative and hedge accounting, the effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive (loss) income (“AOCI”) on the Consolidated Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $22,584 will be reclassified as an increase to Interest expense relating to both active and terminated hedges.

Due to the counterparty bank declaring bankruptcy in October 2008, the Company discontinued prospectively the hedge accounting on its interest rate derivatives with Lehman Brothers Specialty Financing on the bankruptcy date as those hedging relationships no longer met the definition of effective hedge under authoritative guidance for derivative and hedge accounting. The Company terminated these positions during the fourth quarter of 2008. The Company continues to report the net loss related to the discontinued cash flow hedge in AOCI which is expected to be reclassified into earnings during the original contractual terms of the derivative agreements as the hedged interest payments are expected to occur as forecasted. For the three months ended March 27, 2011 and March 28 2010, $705 and $1,033 was reclassified as an increase to Interest expense relating to the terminated hedges, respectively.

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

As of March 27, 2011, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate	Notional Purchased in Aggregate	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	30	$88,400 CAD	$86,704 USD	.999-1.051	March 2010 - Feb 2011	Apr 2011 - Dec 2012

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

Non-designated Hedges of Commodity and Interest Rate Risk

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the authoritative guidance for derivative and hedge accounting. From time to time, the Company enters into commodity forward contracts to fix the price of natural gas, diesel fuel and soybean oil purchases and other commodities at a future delivery date. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in Cost of products sold in the Consolidated Statements of Operations.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

As of March 27, 2011, the Company had the following natural gas swaps (in aggregate), diesel fuel swaps (in aggregate) and soybean oil options (in aggregate) that were not designated in qualifying hedging relationships:

Product	Number of Instruments	Notional Amount	Price/Index	Trade Dates	Maturity Dates
Natural Gas Swap	3	159,000 MMBTU’s	$4.26 - $4.42 per MMBTU	Feb 2011 - March 2011	Dec 2011

Diesel Fuel Swap	6	12,684,773 Gallons	$3.00 - $3.55 per Gallon	Aug 2010 - Jan 2011	Mar 2011 - June 2011

Soybean Oil Options	2	15,600,000 Pounds	$0.52 - $0.58 per Pound	Jan 2011	Apr 2011

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 27, 2011 and December 26, 2010.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value As of March 27, 2011	Balance Sheet Location	Fair Value As of March 27, 2011
Derivatives designated as hedging instruments
Interest Rate Contracts		$—	Accrued liabilities	$1,830
		—	Other long-term liabilities	22,208
Foreign Exchange Contracts		—	Accrued liabilities	2,231

		—	Other long-term liabilities	244

Total derivatives designated as hedging instruments		$—		$26,513

Derivatives not designated as hedging instruments
Diesel Fuel Contracts	Other current assets	$1,671		$—
Natural Gas Contracts		41		—
Soybean Oil Contracts		133		—

Total derivatives not designated as hedging instruments		$1,845		$—

	Balance Sheet Location	Fair Value As of December 26, 2010	Balance Sheet Location	Fair Value As of December 26, 2010
Derivatives designated as hedging instruments
Interest Rate Contracts		$—	Accrued liabilities	$3,300
		—	Other long-term liabilities	23,346
Foreign Exchange Contracts		—	Accrued liabilities	1,100

Total derivatives designated as hedging instruments		$—		$27,746

Derivatives not designated as hedging instruments
Diesel Fuel Contracts	Other current assets	$380		$—
Natural Gas Contracts		28		—

Total derivatives not designated as hedging instruments		$408		$—

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations and Accumulated other comprehensive (loss) income for the three months ending March 27, 2011 and March 28, 2010.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)

Derivatives in Cash Flow Hedging Relationships	Recognized in AOCI on Derivative (Effective Portion)	Effective portion reclassified from AOCI to:	Reclassified from AOCI into Earnings (Effective Portion)	Ineffective portion reclassified from AOCI to:	Recognized in Earnings on Derivative (Ineffective Portion)
Interest Rate Contracts - Active	$(2,420)	Interest expense	$(5,028)	Interest expense	$38
Interest Rate Contracts - Terminated	—	Interest expense	(705)	Interest expense	—
Foreign Exchange Contracts	(1,882)	Cost of products sold	(506)	Cost of products sold	86

Three months ended March 27, 2011	$(4,302)		$(6,239)		$124

Interest Rate Contracts - Active	$(10,608)	Interest expense	$(4,411)	Interest expense	$—
Interest Rate Contracts - Terminated	—	Interest expense	(1,033)	Interest expense	—
Foreign Exchange Contracts	(1,092)	Cost of products sold	(593)	Cost of products sold	19

Three months ended March 28, 2010	$(11,700)		$(6,037)		$19

Derivatives Not Designated as Hedging Instruments	Recognized in Earnings on:	Recognized in Earnings on Derivative
Diesel Contracts	Cost of products sold	$1,668
Natural Gas Contracts	Cost of products sold	5
Soybean Oil Contracts	Cost of products sold	(57)

Three months ended March 27, 2011		$1,616

Diesel Contracts	Cost of products sold	$335
Natural Gas Contracts	Cost of products sold	(441)

Three months ended March 28, 2010		$(106)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Credit-risk-related Contingent Features

The Company has agreements with certain counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of March 27, 2011, the Company has not posted any collateral related to these agreements. If the Company had breached this provision at March 27, 2011, it could have been required to settle its obligations under the agreements at their termination value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk contingent features as of March 27, 2011 and December 26, 2010.

March 27, 2011

Asset/(Liability)

Counterparty	Contract Type	Termination Value	Non- Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(23,875)	$380	$(1,459)	$(22,036)
	Foreign Exchange Contracts	(1,357)	59		(1,298)
	Diesel Fuel Contracts	1,671	—		1,671
	Natural Gas Contracts	41	—		41
	Soybean Oil Contracts	133	—		133
Credit Suisse	Interest Rate Contracts	(2,428)	47	(379)	(2,002)
	Foreign Exchange Contracts	(1,199)	22		(1,177)

Total		$(27,014)	$508	$(1,838)	$(24,668)

December 26, 2010
Asset/(Liability)
Counterparty	Contract Type	Termination Value	Non-Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(26,519)	$614	$(1,178)	$(24,727)
	Foreign Exchange Contracts	(678)	18		(660)
	Diesel Fuel Contracts	380	—		380
	Natural Gas Contracts	28	—		28
Credit Suisse	Interest Rate Contracts	(1,980)	61	—	(1,919)
	Foreign Exchange Contracts	(457)	17		(440)

Total		$(29,226)	$710	$(1,178)	$(27,338)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

11.	Commitments and Contingencies

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

Commitment of $6.2 Million Capital Expenditure

In working to resolve an environmental wastewater investigation by the State of Michigan Department of Natural Resources and Environment (MDNRE) at the Company’s Birds Eye Foods Fennville, MI production facility, on July 20, 2010, the Company and the MDNRE reached an agreement (“Administrative Consent Order” or “ACO”). Under the terms of the ACO, Birds Eye Foods will construct a new wastewater treatment system at the facility currently estimated at $6.2 million and contribute a minimum of $70 thousand to the hookup of the City’s water supply extension to affected residents.

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

At the closing of the Blackstone Transaction, the Company entered into an advisory agreement with an affiliate of The Blackstone Group pursuant to which such entity or its affiliates provide certain strategic and structuring advice and assistance to us. In addition, under this agreement, affiliates of The Blackstone Group provide certain monitoring, advisory and consulting services to the Company for an aggregate annual management fee equal to the greater of $2,500 or 1.0% of Consolidated EBITDA (as defined in the credit agreement governing the Company’s Senior Secured Credit Facility). Affiliates of Blackstone also receive reimbursement for out-of-pocket expenses. Expenses relating to the management fee were $1,188 and $1,125 in the three months ended March 27, 2011 and March 28, 2010, respectively. The Company reimbursed The Blackstone Group for out-of-pocket expenses in the amount of $55 in the three months ended March 28, 2010. There were no out-of-pocket expenses reimbursed to The Blackstone Group in the three months ended March 27, 2011.

Supplier Costs

Graham Packaging, which is owned by affiliates of The Blackstone Group, supplies packaging for some of the Company’s products. Purchases from Graham Packaging were $1,798 and $1,776 for the three months ended March 27, 2011 and March 28, 2010, respectively. In April 2011, the Blackstone Group announced its intent to sell Graham Packaging to Silgan Holdings, Inc. This transaction, however, has not yet closed as of the date of this report.

Customer Purchases

Performance Food Group, which is owned by affiliates of The Blackstone Group, is a food service supplier that purchases products from the Company. Sales to Performance Food Group were $1,200 and $1,569 in the three months ended March 27, 2011 and March 28, 2010, respectively.

Interest Expense

For the three months ended March 27, 2011 and March 28, 2010, fees and interest expense recognized in the Consolidated Statement of Operations for debt to affiliates of The Blackstone Group totaled $608 and $527, respectively.

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

SEGMENT INFORMATION	Three months ended
	March 27, 2011	March 28, 2010
Net sales
Birds Eye Frozen	$294,246	$324,400
Duncan Hines Grocery	214,147	226,140
Specialty Foods	97,918	105,896

Total	$606,311	$656,436

Earnings (loss) before interest and taxes
Birds Eye Frozen	$45,442	$29,411
Duncan Hines Grocery	36,393	36,884
Specialty Foods	8,349	5,458
Unallocated corporate expenses	(5,421)	(9,659)

Total	$84,763	$62,094

Depreciation and amortization
Birds Eye Frozen	$7,983	$9,161
Duncan Hines Grocery	8,430	5,861
Specialty Foods	3,997	4,857

Total	$20,410	$19,879

Capital expenditures*
Birds Eye Frozen	$9,701	$9,433
Duncan Hines Grocery	4,428	3,852
Specialty Foods	1,741	2,071

Total	$15,870	$15,356

GEOGRAPHIC INFORMATION

Net sales
United States	$600,564	$651,335
Canada	18,855	16,249
Intercompany	(13,108)	(11,148)

Total	$606,311	$656,436

*	Includes new capital leases.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

SEGMENT INFORMATION	March 27, 2011	December 26, 2010

Total assets
Birds Eye Frozen	$2,062,706	$2,004,956
Duncan Hines Grocery	1,995,180	1,963,939
Specialty Foods	456,373	440,693
Corporate	48,784	82,028

Total	$4,563,043	$4,491,616

GEOGRAPHIC INFORMATION

Long-lived assets
United States	$446,513	$447,014
Canada	52	54

Total	$446,565	$447,068

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

14. Income Taxes

The income tax provision/(benefit) and related effective tax rates for the three months ended March 27, 2011 and March 28, 2010 were as follows:

	Three months ended
	March 27, 2011	March 28, 2010
Current income tax provision/(benefit)	$312	$7,007
Deferred income tax provision/(benefit)	12,951	(3,967)

Income tax provision	$13,263	$3,040

Effective rate	39.6%	43.6.	%

Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

During the three months ended March 27, 2011, various jurisdictions enacted tax rate changes which effected the amounts at which our deferred tax assets and liabilities will reverse. Such rate changes resulted in net charge of $459 to the tax provision and a corresponding increase of $459 to our net deferred tax liabilities for the three months ended March 27, 2011.

The Company regularly evaluates its deferred tax assets for future realization. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change.

As of March 27, 2011 and March 28, 2010, we maintained a valuation allowance for certain state net operating loss carryovers, state tax credit carryovers and foreign loss carryovers. For the three months ended March 27, 2011, a benefit of $124 was recognized to the income tax provision related to the release of a valuation allowance on certain state credit carryovers which, due to the aforementioned tax law changes, became more likely than not realizable.

The Company’s liability for unrecognized tax benefits (“UTB”) as of March 27, 2011 is $13,529. The amount, if recognized, that would impact the effective tax rate as of March 27, 2011 was $3,393. The amount of UTB classified as a long-term liability on the Consolidated Balance Sheet was $2,706. From time to time, various taxing authorities may audit the Company’s tax returns. It is reasonably possible that a decrease in the UTB of up to $2,400 may occur within the next twelve months due to the lapse of certain statute of limitations or resolution of uncertainties.

Subsequent to the March 27, 2011 balance sheet date, the Company announced plans to consolidate its Fulton, NY plant operations into other operating plants. Additionally, the state of New Jersey enacted tax law changes effective in 2012 that will impact our deferred tax assets and liabilities. The Company is evaluating the tax effects of both these events, neither of which is expected to be material to the year ending December 25, 2011.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

15. Recently Issued Accounting Pronouncements

No new accounting pronouncements have had a significant impact on the financial statements during the three months ended March 27, 2011, nor are there any issued but not yet effective accounting standards, which we expect to have a significant impact upon becoming effective.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

16. Guarantor and Nonguarantor Statements

The 9.25% Senior Notes and the 8.25% Senior Notes are general senior unsecured obligations of the Company, effectively subordinated in right of payment to all existing and future senior secured indebtedness of the Company and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company.

The 10.625% Senior Subordinated Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company.

The following consolidating financial information presents:

(1)	(a) Consolidating balance sheets as of March 27, 2011 and December 26, 2010.

(b) The related consolidating statements of operations for the Company, all guarantor subsidiaries and the non- guarantor subsidiaries for the following:

i.	Three months ended March 27, 2011.

ii.	Three months ended March 28, 2010.

(c) The related consolidating statements of cash flows for the Company, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:

i.	Three months ended March 27, 2011.

ii.	Three months ended March 28, 2010.

(2)	Elimination entries necessary to consolidate the Company with its guarantor subsidiaries and non-guarantor subsidiaries.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

	Pinnacle Foods Finance LLC Consolidating Balance Sheet March 27, 2011

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$172,755	$4,063	$—	$176,818
Accounts receivable, net	—	158,187	11,877	—	170,064
Intercompany accounts receivable	—	32,872	—	(32,872)	—
Inventories, net	—	313,840	5,040	—	318,880
Other current assets	1,845	18,857	645	—	21,347
Deferred tax assets	—	41,223	314	—	41,537

Total current assets	1,845	737,734	21,939	(32,872)	728,646

Plant assets, net	—	446,513	52	—	446,565
Investment in subsidiaries	1,765,459	5,929	—	(1,771,388)	—
Intercompany note receivable	1,829,079	—	—	(1,829,079)	—
Tradenames	—	1,629,812	—	—	1,629,812
Other assets, net	38,705	154,920	—	—	193,625
Deferred tax assets	173,875	—	—	(173,875)	—
Goodwill	—	1,564,395	—	—	1,564,395

Total assets	$3,808,963	$4,539,303	$21,991	$(3,807,214)	$4,563,043

Current liabilities:
Short-term borrowings	$—	$1,277	$—	$—	$1,277
Current portion of long-term obligations	5,672	2,109	—	—	7,781
Accounts payable	—	131,136	2,053	—	133,189
Intercompany accounts payable	25,695	—	7,177	(32,872)	—
Accrued trade marketing expense	—	41,048	6,112	—	47,160
Accrued liabilities	56,007	103,004	1,054	—	160,065
Accrued income taxes	—	645	—	—	645

Total current liabilities	87,374	279,219	16,396	(32,872)	350,117

Long-term debt	2,782,329	11,767	—	—	2,794,096
Intercompany note payable	—	1,829,079	—	(1,829,079)	—
Pension and other postretirement benefits	—	77,559	—	—	77,559
Other long-term liabilities	22,452	18,717	—	—	41,169
Deferred tax liabilities	—	557,503	(334)	(173,875)	383,294

Total liabilities	2,892,155	2,773,844	16,062	(2,035,826)	3,646,235

Commitments and contingencies (note 11)

Shareholder’s equity:
Common stock and other equity	$—	$—	$—	$—	—
Additional paid-in-capital	697,567	1,284,155	2,324	(1,286,479)	697,567
Retained earnings	267,602	505,174	5,703	(510,877)	267,602
Accumulated other comprehensive loss	(48,361)	(23,870)	(2,098)	25,968	(48,361)

Total shareholder’s equity	916,808	1,765,459	5,929	(1,771,388)	916,808

Total liabilities and shareholder’s equity	$3,808,963	$4,539,303	$21,991	$(3,807,214)	$4,563,043

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Consolidating Balance Sheet December 26, 2010
	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$109,324	$5,962	$—	$115,286
Accounts receivable, net	—	138,607	6,651	—	145,258
Intercompany accounts receivable	—	127,271	—	(127,271)	—
Inventories, net	—	323,750	5,885	—	329,635
Other current assets	—	21,396	111	—	21,507
Deferred tax assets	—	37,976	312	—	38,288

Total current assets	—	758,324	18,921	(127,271)	649,974

Plant assets, net	—	447,014	54	—	447,068
Investment in subsidiaries	1,731,592	7,774	—	(1,739,366)	—
Intercompany note receivable	1,936,073	—	—	(1,936,073)	—
Tradenames	—	1,629,812	—	—	1,629,812
Other assets, net	41,225	159,142	—	—	200,367
Deferred tax assets	166,231	—	—	(166,231)	—
Goodwill	—	1,564,395	—	—	1,564,395

Total assets	$3,875,121	$4,566,461	$18,975	$(3,968,941)	$4,491,616

Current liabilities:
Short-term borrowings	$—	$1,591	$—	$—	$1,591
Current portion of long-term obligations	2,547	2,101	—	—	4,648
Accounts payable	—	113,652	1,717	—	115,369
Intercompany accounts payable	122,459	—	4,812	(127,271)	—
Accrued trade marketing expense	—	43,473	3,801	—	47,274
Accrued liabilities	46,532	95,603	611	—	142,746
Accrued income taxes	—	—	193	—	193

Total current liabilities	171,538	256,420	11,134	(127,271)	311,821

Long-term debt	2,785,152	12,155	—	—	2,797,307
Intercompany note payable	—	1,936,073	—	(1,936,073)	—
Pension and other postretirement benefits	—	78,606	—	—	78,606
Other long-term liabilities	23,346	19,664	—	—	43,010
Deferred tax liabilities	—	531,951	67	(166,231)	365,787

Total liabilities	2,980,036	2,834,869	11,201	(2,229,575)	3,596,531

Commitments and contingencies (note 15)

Shareholder’s equity:
Common stock and other equity	$—	$—	$—	$—	—
Additional paid-in-capital	697,267	1,284,155	2,324	(1,286,479)	697,267
Retained earnings	247,350	471,255	6,784	(478,039)	247,350
Accumulated other comprehensive loss	(49,532)	(23,818)	(1,334)	25,152	(49,532)

Total shareholder’s equity	895,085	1,731,592	7,774	(1,739,366)	895,085

Total liabilities and shareholder’s equity	$3,875,121	$4,566,461	$18,975	$(3,968,941)	$4,491,616

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Consolidated Statement of Operations For the three months ended March 27, 2011

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$600,564	$18,855	$(13,108)	$606,311
Cost of products sold	(73)	448,124	17,775	(12,910)	452,916

Gross profit	73	152,440	1,080	(198)	153,395

Operating expenses
Marketing and selling expenses	121	40,113	1,597	—	41,831
Administrative expenses	1,336	18,808	852	—	20,996
Research and development expenses	9	1,985	—	—	1,994
Intercompany royalties	—	—	12	(12)	—
Intercompany technical service fees	—	—	186	(186)	—
Other expense (income), net	—	3,811	—	—	3,811
Equity in (earnings) loss of investees	(33,919)	1,081	—	32,838	—

Total operating expenses	(32,453)	65,798	2,647	32,640	68,632

Earnings (loss) before interest and taxes	32,526	86,642	(1,567)	(32,838)	84,763

Intercompany interest (income) expense	(29,640)	29,640	—	—	—
Interest expense	50,845	482	—	—	51,327
Interest income	—	78	1	—	79

Earnings (loss) before income taxes	11,321	56,598	(1,566)	(32,838)	33,515
Provision for income taxes	(8,931)	22,679	(485)	—	13,263

Net earnings (loss)	$20,252	$33,919	$(1,081)	$(32,838)	$20,252

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Cash Flows

For the three months ended March 27, 2011

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net earnings	$20,252	$33,919	$(1,081)	$(32,838)	$20,252
Non-cash charges (credits) to net earnings
Depreciation and amortization	—	20,406	4	—	20,410
Amortization of discount on term loan	301	—	—	—	301
Amortization of debt acquisition costs	2,587	—	—	—	2,587
Amortization of deferred mark-to-market adjustment on terminated swap	705	—	—	—	705
Change in value of financial instruments	(124)	(1,437)	—	—	(1,561)
Equity in loss (earnings) of investees	(33,919)	1,081	—	32,838	—
Stock-based compensation charges	—	300	—	—	300
Postretirement healthcare benefits	—	(7)	—	—	(7)
Pension expense, net of contributions	—	(1,040)	—	—	(1,040)
Other long-term liabilities	243	(954)	—	—	(711)
Other long-term assets	1,483	(1,301)	—	—	182
Deferred income taxes	(8,931)	22,071	(189)	—	12,951
Changes in working capital, net of acquisitions
Accounts receivable	—	(19,579)	(5,024)	—	(24,603)
Intercompany accounts receivable/payable	—	(1,302)	1,302	—	—
Inventories	—	10,162	1,023	—	11,185
Accrued trade marketing expense	—	(2,425)	2,196	—	(229)
Accounts payable	—	17,375	284	—	17,659
Accrued liabilities	11,477	5,936	226	—	17,639
Other current assets	(2,243)	4,383	(531)	—	1,609
Accrued income taxes	—	644	(199)	—	445

Net cash provided by (used in) operating activities	(8,169)	88,232	(1,989)	—	78,074

Cash flows from investing activities
Intercompany accounts receivable/payable	(111,467)	—	—	111,467	—
Repayments of intercompany loans	119,703	—	—	(119,703)	—
Capital expenditures	—	(15,815)	—	—	(15,815)

Net cash (used in) provided by investing activities	8,236	(15,815)	—	(8,236)	(15,815)

Cash flows from financing activities
Proceeds from short-term borrowing	—	484	—	—	484
Repayments of short-term borrowing	—	(799)	—	—	(799)
Intercompany accounts receivable/payable	—	111,467	—	(111,467)	—
Repayments of intercompany loans	—	(119,703)	—	119,703	—
Repayment of capital lease obligations	—	(435)	—	—	(435)
Debt acquisition costs	(67)	—	—	—	(67)

Net cash used in financing activities	(67)	(8,986)	—	8,236	(817)

Effect of exchange rate changes on cash	—	—	90	—	90

Net change in cash and cash equivalents	—	63,431	(1,899)	—	61,532
Cash and cash equivalents-beginning of period	—	109,324	5,962	—	115,286

Cash and cash equivalents-end of period	$—	$172,755	$4,063	$—	$176,818

Supplemental disclosures of cash flow information:
Interest paid	$36,123	$481	$—	$—	$36,604
Interest received	—	78	1	—	79
Income taxes paid (refunded)	—	(5,615)	283	—	(5,332)
Non-cash investing and financing activities:
New capital leases	—	55	—	—	55

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC

Consolidating Statement of Cash Flows

For the three months ended March 28, 2010

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net earnings	$3,930	$19,703	$171	$(19,874)	$3,930
Non-cash charges (credits) to net earnings
Depreciation and amortization	—	19,876	3	—	19,879
Amortization of discount on term loan	688	—	—	—	688
Amortization of debt acquisition costs	3,537	—	—	—	3,537
Write off of debt acquisition and refinancing costs	—	—	—	—	—
Amortization of deferred mark-to-market adjustment on terminated swap	1,033	—	—	—	1,033
Change in value of financial instruments	(18)	10	—	—	(8)
Equity in loss (earnings) of investees	(19,703)	(171)	—	19,874	—
Stock-based compensation charges	—	205	—	—	205
Postretirement healthcare benefits	—	24	—	—	24
Pension expense, net of contributions	—	811	—	—	811
Other long-term liabilities	—	1,778	—	—	1,778
Other long-term assets	—	18	—	—	18
Deferred income taxes	(10,024)	6,057	—	—	(3,967)
Changes in working capital, net of acquisitions
Accounts receivable	—	(35,234)	(583)	—	(35,817)
Intercompany accounts receivable/payable	—	416	(416)	—	—
Inventories	—	71,269	(169)	—	71,100
Accrued trade marketing expense	—	4,021	240	—	4,261
Accounts payable	—	(5,862)	104	—	(5,758)
Accrued liabilities	22,489	19,081	(81)	—	41,489
Other current assets	(1,383)	323	75	—	(985)

Net cash provided by (used in) operating activities	549	102,325	(656)	—	102,218

Cash flows from investing activities
Intercompany accounts receivable/payable	(33,684)	—	—	33,684	—
Repayments of intercompany loans	62,738	—	—	(62,738)	—
Capital expenditures	—	(14,534)	—	—	(14,534)

Net cash (used in) provided by investing activities	29,054	(14,534)	—	(29,054)	(14,534)

Cash flows from financing activities
Repayments of long-term obligations	(30,143)	—	—	—	(30,143)
Proceeds from short-term borrowing	—	497	—	—	497
Repayments of short-term borrowing	—	(626)	—	—	(626)
Intercompany accounts receivable/payable	—	33,684	—	(33,684)	—
Repayments of intercompany loans		(62,738)	—	62,738	—
Repayment of capital lease obligations	—	(322)	—	—	(322)
Debt acquisition costs	(17)	—	—	—	(17)
Change in bank overdrafts	—	(5,140)	—	—	(5,140)
Reduction of equity contributions	(8)	—	—	—	(8)
Repayment of notes receivable from officers	565	—	—	—	565

Net cash (used in) provided by financing activities	(29,603)	(34,645)	—	29,054	(35,194)

Effect of exchange rate changes on cash	—	—	118	—	118
Net change in cash and cash equivalents	—	53,146	(538)	—	52,608
Cash and cash equivalents-beginning of period	—	68,249	5,625	—	73,874

Cash and cash equivalents-end of period	$—	$121,395	$5,087	$—	$126,482

Supplemental disclosures of cash flow information:
Interest paid	$25,275	$138	$—	$—	$25,413
Interest received	9	78	—	—	87
Income taxes paid	—	6	2	—	8
Non-cash investing and financing activities:
New capital leases	—	822	—	—	822

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions, except where noted)

You should read the following discussion of our results of operations and financial condition together with the “Selected Financial Data” and the audited consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 26, 2010. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Item 1A: Risk Factors” section of our annual report on Form 10-K for the year ended December 26, 2010. Actual results may differ materially from those contained in any forward-looking statements.

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

On December 23, 2009, we acquired all of the common stock of Birds Eye Foods, Inc. (“Birds Eye Foods”) (the “Birds Eye Foods Acquisition”). Birds Eye Foods’ product offering includes an expanding platform of healthy, high-quality frozen vegetables and frozen meals and a portfolio of primarily branded specialty foods which are highly-complimentary to our previously existing product offerings.

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

•

Competition. The food products business is competitive. Numerous brands and products compete for shelf space and sales, with competition based primarily on product quality, convenience, price, trade promotion, consumer promotion, brand recognition and loyalty, customer service and the ability to identify and satisfy emerging consumer preferences. In order to maintain and grow our business, we must be able to identify and take advantage of changes in these competitive pressures.

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

Revenue Factors

Our net sales are driven principally by the following factors:

•	Gross Sales, which changes as a function of changes in volume and list price; and

•	the costs that we deduct from gross sales to reach net sales, which consist of:

•	Cash discounts, returns and other allowances.

•	Trade marketing expenses, which include the cost of temporary price reductions (“on sale” prices), promotional displays and advertising space in store circulars.

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

•

Impairment of Goodwill Tradenames and Long-Lived Assets. We test our goodwill and intangible assets annually or more frequently (if necessary) for impairment and have recorded impairment charges in recent years. The value of goodwill and intangibles from the allocation of purchase price from the Blackstone Transaction and the Birds Eye Foods Acquisition is derived from our business operating plans at that time and is therefore susceptible to an adverse change that could require an impairment charge. During the fourth quarter of 2010, we recognized an impairment of $29.0 million in our Hungry Man trade name as a result of reduced long-term sales growth forecasts for the brand.

Seasonality

Our sales and cash flows are affected by seasonal cyclicality. Sales of frozen foods, including frozen vegetables and frozen complete bagged meals tend to be marginally higher during the winter months. Seafood sales peak during lent, in advance of the Easter holiday. Sales of pickles, relishes, barbecue sauces, potato chips and salad dressings tend to be higher in the spring and summer months, and demand for Duncan Hines products, Birds Eye vegetables and our fruit fillings tend to be higher around the Easter, Thanksgiving, and Christmas holidays. We pack the majority of our pickles during a season extending from May through September, and also increase our Duncan Hines inventories at that time, in advance of the selling season. Since many of the raw materials we process under the Birds Eye brand are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the purchase of such crops. As a result, our inventory levels tend to be higher during August, September, and October, and thus we require more working capital during these months. We are a seasonal net user of cash in the third quarter of the calendar year.

Restructuring Charges

Rochester, NY Office

The Rochester, NY office was the former headquarters of Birds Eye Foods, Inc., which was acquired by PFG on December 23, 2009. In connection with the consolidation of activities into PFG’s New Jersey offices, the Rochester office was closed in December 2010. Notification letters under the Worker Adjustment and Retraining Notification (WARN) Act of 1988 were issued in the first quarter of 2010. Activities related to the closure of the Rochester office began in the second quarter of 2010 and resulted in the elimination of approximately 200 positions. In addition, we recognized lease termination costs in 2010 due to the discontinuation of use of the Birds Eye Foods’ Corporate headquarters.

The following table summarizes restructuring charges recorded during the three months ended March 28, 2010. There were no restructuring expenses incurred in the three months ended March 27, 2011.

(million $)	Three months ended March 28, 2010
Description	Birds Eye Frozen	Duncan Hines Grocery	Specialty Foods	Total
Rochester, NY Office	$6.1	$1.6	$1.0	$8.7

Total	$6.1	$1.6	$1.0	$8.7

Tacoma, WA Plant

On December 3, 2010, in an effort to enhance the long-term strength of our brands and improve our supply chain operations, we announced the closure of the Tacoma plant and the consolidation of production in our Ft. Madison plant. The closure of the Tacoma plant is targeted for the second half of 2011 and will result in the termination of approximately 160 employees. In addition to termination benefits, we recorded asset retirement obligations at Tacoma which were capitalized and are being depreciated over the remaining useful life of the plant. We recorded accelerated depreciation costs of $2.8 million in the three months ended March 27, 2011.

Fulton, NY Plant

On April 15, 2011, the Company announced plans to consolidate the Birds Eye® brand’s Fulton, NY plant operations into the Darien, WI and Waseca, MN facilities in order to locate vegetable processing closer to the crop growing region and thus reduce the related freight costs. The Fulton facility is currently expected to close at the end of 2011. In connection with the closure, we expect to incur the following costs:

Description	Estimated cost
Employee severance and other termination benefits	$2.0 - $3.0 million
Movement and storage of equipment	$1.0 - $2.0 million
Consulting and project management fees	$1.0 - $2.0 million
Accelerated depreciation on plant assets	$8.0 - $12.0 million

Results of Operations:

Consolidated Statements of Operations

The following tables set forth statement of operations data expressed in dollars and as a percentage of net sales.

	Three months ended
	March 27, 2011		March 28, 2010
Net sales	$606.3	100.0%	$656.4	100.0%
Cost of products sold	452.9	74.7%	500.7	76.3%

Gross profit	153.4	25.3%	155.7	23.7%
Operating expenses:
Marketing and selling expenses	41.8	6.9%	52.8	8.0%
Administrative expenses	21.0	3.5%	33.9	5.2%
Research and development expenses	2.0	0.3%	2.4	0.4%
Other expense (income), net	3.8	0.6%	4.5	0.7%

Total operating expenses	$68.6	11.3%	$93.6	14.3%

Earnings before interest and taxes	$84.8	14.0%	$62.1	9.5%

	Three Months Ended
	March 27, 2011	March 28, 2010
Net sales
Birds Eye Frozen	$294.3	$324.4
Duncan Hines Grocery	214.1	226.1
Specialty Foods	97.9	105.9

Total	$606.3	$656.4

Earnings (loss) before interest and taxes
Birds Eye Frozen	$45.4	$29.4
Duncan Hines Grocery	36.4	36.9
Specialty Foods	8.4	5.5
Unallocated corporate expenses	(5.4)	(9.7)

Total	$84.8	$62.1

Depreciation and amortization
Birds Eye Frozen	$8.0	$9.1
Duncan Hines Grocery	8.4	5.9
Specialty Foods	4.0	4.9

Total	$20.4	$19.9

Three months ended March 27, 2011 compared to three months ended March 28, 2010

Net sales

Net sales were $606.3 million for the three months ended March 27, 2011 compared to $656.4 million in the comparable prior year period, a 7.6% decline. Net sales in our North American retail businesses were down 6.8%, excluding the impact of the exited Birds Eye® Steamfresh® meals and U. S. Swanson® meals businesses. Our first quarter 2011 net sales are significantly impacted by two things. First, the Easter holiday occurred three weeks later in 2011 compared to 2010. Second, we made the decision in our frozen foods businesses to accelerate the launch of our innovative new products from July last year to January this year. The new distribution expenses related to these product launches required a significant investment in the first quarter.

Our new offerings introduced during the first quarter include new varieties of Birds Eye® Steamfresh® vegetables, Birds Eye® Voila! Complete bagged meals, and Hungry-Man® in the U. S., as well as Swanson® Skillet complete bagged meals in Canada. In the quarter, Nalley® Chili, Celeste® Pizza and our Log Cabin® and Mrs. Butterworth’s® syrups had sizable sales increases while Duncan Hines® baking mixes and frostings and Aunt Jemima® frozen breakfasts declined. We grew or held market share in brands representing approximately 40% of our product contribution.

Birds Eye Frozen Division:

Net sales in the three months ended March 27, 2011 were $294.3 million, a decrease of $30.1 million or 9.3% from the prior year. The decrease is primarily attributable to lower volumes in our Aunt Jemima® frozen breakfast products and our seafood products due to the timing of Lent and the Easter holiday, partially offset by strong performance in our Celeste® Pizza brand. Also contributing to the decrease was the decision to accelerate the launch of our innovative new products from July last year to January this year, which resulted in higher new distribution expenses.

Duncan Hines Grocery Division:

Net sales in the three months ended March 27, 2011 were $214.1 million, a decrease of $12.0 million or 5.3% from the prior year. The decrease is primarily attributable to lower volumes in our Duncan Hines® and Vlasic® products, partially offset by strong performance in our Canadian business.

Specialty Foods Division:

Net sales in the three months ended March 27, 2011 were $97.9 million, a decrease of $8.0 million or 7.6% from the prior year. The decrease is primarily attributable to lower volumes in our food service business driven by our decision to emphasize higher margin branded products.

Gross profit.

Gross profit for the three months ended March 27, 2011 was $153.4 million or 25.3% of net sales, compared to $155.7 million or 23.7% during the comparable prior year period. The primary driver of the increase in gross profit as a percentage of net sales was the recording of an additional $17.3 million of expense during the first quarter of 2010 related to the resale of inventory that was recorded at fair value during the Birds Eye acquisition. Excluding the impact of this item, gross profit as a percentage of net sales decreased 1.1 percentage points. The decrease was driven by higher new distribution costs related to our new product launches, and higher commodity and logistics costs. Excluding the new distribution costs, cash gross profit percentage expanded compared to the prior year.

Marketing and selling expenses.

Marketing and selling expenses were $41.8 million or 6.9% of net sales for the three months ended March 27, 2011, compared to $52.8 million or 8.0% of sales during the comparable prior year period. The primary driver of the decrease is lower advertising expense in our Duncan Hines, Vlasic and Seafood brands as a result of the shift in the timing of advertising to the later part of the year to align with key consumption periods.

Administrative expenses

Administrative expenses were $21.0 million or 3.5% of net sales for the three months ended March 27, 2011, compared to $33.9 million or 5.2% of net sales during the comparable prior year period. The reason for the decrease is that the first quarter of 2010 included charges of $8.7 million for the termination benefits related to the closure of the Rochester, N.Y. office and $2.8 million of integration related expenses. Excluding these charges and expenses, administrative expenses were 3.4% of net sales in the first quarter of 2010.

Research and development expenses.

Research and development expenses were $2.0 million, or 0.3% of net sales, for the three months ended March 27, 2011, compared with $2.4 million, or 0.4% of net sales, in the comparable prior year period.

Other expense (income), net.

Other expense (income), net consists of the following:

	Three months ended
	March 27, 2011	March 28, 2010
Other expense (income), net consists of:
Amortization of intangibles/other assets	$4,039	$4,291
Birds Eye Foods Acquisition merger-related costs	—	232
Royalty expense (income), net and other	(228)	—

Total other expense (income), net	$3,811	$4,523

Earnings before interest and taxes.

Earnings before interest and taxes were $84.8 million for the three months ended March 27, 2011, an increase of $22.7 million or 36.5% from the comparable prior year period. The increase was driven by non-recurring expenses related to the Birds Eye acquisition that were recognized during the three months ended March 28, 2010. These expenses included $17.3 million of costs related to the resale of goods that were recorded at fair value during the acquisition, $8.7 million of termination benefits related to the closure of the Rochester, NY office and $2.8 million of other integration related expenses. Excluding these items, earnings before interest and taxes decreased by $6.1 million, which is primarily driven by lower sales resulting from the timing of the Easter holiday, as well as higher and commodity and logistics costs. Comparisons of this year’s first quarter results need to be viewed in the context of an exceptionally strong first quarter year ago earnings performance driven by strong share gains and favorable commodity costs. This year’s commodity costs are a significant challenge for our industry. To the extent possible, we are offsetting this inflation with our productivity programs and price increases to preserve our margins and returns.

Birds Eye Frozen Division:

Earnings before interest and taxes were $45.4 million for the three months ended March 27, 2011, an increase of $16.0 million or 54.4% from the comparable prior year period. This increase was primarily driven by non-recurring costs of $10.4 million recognized in the prior year related to the resale of inventory that was recorded at fair value during the Birds Eye acquisition. The remaining increase of $5.6 million is primarily attributable to lower advertising and consumer spending, which will increase significantly in the balance of the year.

Duncan Hines Grocery Division:

Earnings before interest and taxes were $36.4 million for the three months ended March 27, 2011, an decrease of $0.5 million or 1.4% from the comparable prior year period. This decrease was primarily driven by higher promotional expenses and higher commodity costs, offset by non-recurring costs of $4.0 million recognized in the prior year related to the resale of inventory that was recorded at fair value during the Birds Eye acquisition.

Specialty Foods Division:

Earnings before interest and taxes were $8.4 million for the three months ended March 27, 2011, an increase of $2.9 million or 52.7% from the comparable prior year period. This increase was primarily driven by non-recurring costs of $2.9 million recognized in the prior year related to the resale of inventory that was recorded at fair value during the Birds Eye acquisition.

Interest expense, net.

Interest expense, net was $51.2 million in the three months ended March 27, 2011, compared to $55.1 million in the three months ended March 28, 2010.

Included in interest expense, net, was $0.7 million and $1.0 million for the three months ended March 27, 2011 and the three months ended March 28, 2010, respectively, for the amortization of the cumulative mark-to-market adjustment for an interest rate swap that was de-designated for swap accounting in the fourth quarter of 2008 and subsequently terminated. The counterparty to the interest rate swap was Lehman Brothers Special Financing (“LBSF”), a subsidiary of Lehman Brothers, and the hedge was de-designed for swap accounting at the time of LBSF’s bankruptcy filing. At that time of de-designation, the cumulative mark to market adjustment was $11.5 million. As of March 27, 2011, the remaining unamortized balance is $1.9 million.

Excluding the impact of the item in the previous paragraph, the decrease in interest expense, net, was $3.6 million, of which $1.6 million was due to lower term loan debt levels due to payments made in 2010, $0.7 million due to lower interest on term loans, $0.6 million impact of the August 2010 refinancing, $1.0 million due to lower amortization of debt issue costs, offset by increases of $0.3 million. Included in the interest expense, net, amount was $5.0 million and $4.4 million for the three months ended March 27, 2011 and the three months ended March 28, 2010, respectively, recorded from losses on interest rate swap agreements, a net change of $0.6 million. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the Accumulated other comprehensive (loss) income (“AOCI”) portion, are recorded as an adjustment to interest expense.

Provision (benefit) for income taxes.

The effective tax rate was 39.6% for the three months ended March 27, 2011, compared to 43.6% for the three months ended March 28, 2010. The effective rate difference was due to the change in our assessment of unrecognized tax benefits. For the three months ended March 27, 2011 and March 28, 2010 we maintained a valuation allowance against certain state net operating carryovers, state tax credits carryovers and foreign loss carryovers. Refer to Note 14 of the Consolidated Financial Statements.

Under Internal Revenue Code (“the Code”) Section 382, the Company is a loss corporation. Section 382 of the Code places limitations on our ability to use certain net operating loss carry-forwards to offset income. The annual net operating loss limitation is approximately $14 to 18 million subject to other rules and restrictions. A substantial portion of our net operating loss carry-forwards and certain other tax attributes may not be utilized to offset Birds Eye income from recognized built in gains pursuant to Section 384 of the Code.

LIQUIDITY AND CAPITAL RESOURCES

Historical

Overview. Our cash flows are very seasonal. Typically we are a net user of cash in the third quarter of the calendar year (i.e., the quarter ending in September) and a net generator of cash over the balance of the year.

Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures and debt service. Capital expenditures are expected to be approximately $120- $130 million in 2011, which consists of normal capital expenditures of $87-$92 million and $33-$38 million related to our two separately announced restructuring projects. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our Revolving Credit Facility.

Statements of cash flows for the three months ended March 27, 2011 compared to the three months ended March 28, 2010

Net cash provided by operating activities was $78.1 million for the three months ended March 27, 2011 and was the result of net earnings, excluding non-cash charges and credits, of $54.4 million and a decrease in working capital of $23.7 million. The decrease in working capital was primarily the result of a $11.2 million decrease in inventories that was due to the sell-down of the seasonal inventory build from December 2010 and seasonal increases of $17.7 million and $17.6 million, respectively, in accounts payable and accrued liabilities. The decrease in inventories and increase in accounts payable and accruals were offset by a $24.6 million increase in accounts receivable that related to the timing of sales within March. The aging profile of accounts receivable has not changed significantly from December 2010. All other working capital accounts generated a net $1.8 million in cash.

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

Net cash used in investing activities for the three months ended March 27, 2011 and March 28, 2010 was $15.8 million and $14.5 million, respectively, and was related exclusively to capital expenditures during both periods.

Net cash used by financing activities for the three months ended March 27, 2011 was $0.8 million and related primarily to capital lease and note payable activity. Net cash used by financing activities was $35.2 million during the three months ended March 28, 2010. The usage primarily related to the March 2010 $27.0 million “Excess Cash Flow” payment against our term loans as required by the Senior Secured Credit Facility. We also made a quarterly payment of $3.1 million on the term loan and reduced bank overdrafts by $5.1 million.

The net of all activities resulted in an increase in cash of $61.5 million and $52.6 million, respectively, for the three months ended March 27, 2011 and March 28, 2010.

Debt

The Senior Secured Credit Agreement (the “Senior Secured Credit Facility”) consists of (i) term loans in an initial aggregate amount of $1,250.0 million (the “Tranche B Term Loans”); (ii) term loans issued on August 17, 2010 in an initial aggregate principal amount of $442.3 million (the “Tranche D Term Loans”) and (iii) revolving credit commitments in the aggregate amount of $150.0 million (the “Revolving Credit Facility”). The Tranche B and Tranche D Term Loans mature April 2, 2014. The Revolving Credit Facility matures April 2, 2013.

There were no borrowings outstanding under the Revolving Credit Facility as of March 27, 2011 and December 26, 2010. There have been no borrowings under the revolver at any time in 2010 or 2011.

The total combined amount of the Tranche B Term Loans and the Tranche D Term Loans that were owed to affiliates of The Blackstone Group as of March 27, 2011 and December 26, 2010, was $127.7 million and $125.7 million, respectively.

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

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility. For the three months ended March 27, 2011 and March 28, 2010, the weighted average interest rate on the term loan was 3.52% and 4.87%, respectively. As of March 27, 2011 and December 26, 2010, the interest rate on the revolving credit facility was 2.75% and 2.76%, respectively however no borrowings were made during 2010 or 2011. As of March 27, 2011 and March 28, 2010, the Eurodollar interest rate on the term loan facility was 3.52% and 4.78%, respectively.

We pay a fee for all outstanding letters of credit drawn against the Revolving Credit Facility at an annual rate equivalent to the Applicable Margin then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility cannot exceed $50.0 million. As of March 27, 2011 and December 26, 2010, we had utilized $30.8 million and $34.2 million, respectively of the Revolving Credit Facility for letters of credit. As of March 27, 2011 and December 26, 2010, there were no borrowings under the Revolving Credit Facility. As of March 27, 2011 and December 26, 2010, respectively, there was $119.2 million and $115.8 million of borrowing capacity under the Revolving Credit Facility, of which $19.2 million and $15.8 million was available to be used for letters of credit.

Under the terms of the Senior Secured Credit Facility we are required to use 50% of our “Excess Cash Flow”, to prepay the Tranche B Term Loans and the Tranche D Term Loans. Excess Cash Flow is determined by taking consolidated net income (as defined) and adjusting it for certain items, including (1) all non cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principle payments of indebtedness and (5) certain other items defined in the Senior Secured Credit Facility. In December 2010, we made a voluntary prepayment of $73.0 million to the Tranche D Term Loans. As a result of this prepayment, no payment was due under the Excess Cash Flow requirements of Senior Secured Credit Facility for the 2010 reporting year. In March 2010, in accordance with the Excess Cash Flow requirements of the Senior Secured Credit Facility, we made a mandatory prepayment of the term loans of $27.0 million for the 2009 reporting year.

The Tranche B Term Loans mature in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the Term Loan outstanding as of March 27, 2011 are $2.5 million in 2011, $12.5 million in 2012, $12.5 million in 2013 and $1,171.9 million in 2014. The Tranche D Term Loans mature in quarterly 0.25% installments from December 2010 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the Tranche D Term Loans outstanding as of March 27, 2011 are no payments due in 2011, 2012 and 2013, with a lump sum payment of $368.2 million due in 2014.

On April 2, 2007, we issued $325.0 million of 9.25% Senior Notes (the “Senior Notes”) due 2015, and $250.0 million of 10.625% Senior Subordinated Notes (the “Senior Subordinated Notes”) due 2017. On December 23, 2009, as part of the Birds Eye Foods Acquisition, we issued an additional $300 million of 9.25% Senior Notes due in 2015 (the “Additional Senior Notes”). The Senior Notes and the Additional Senior Notes are collectively referred to herein as the 9.25% Senior Notes. On August 17, 2010 we issued $400.0 million of 8.25% Senior Notes, due 2017 (the “8.25% Senior Notes”) and utilized the proceeds to repay the Tranche C Term Loans.

The 9.25% Senior Notes and the 8.25% Senior Notes are general unsecured obligations of ours, effectively subordinated in right of payment to all existing and our future senior secured indebtedness and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee our other indebtedness. The Senior Subordinated Notes are our general unsecured obligations, subordinated in right of payment to all existing and our future senior indebtedness and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee our other indebtedness. See Note 16 to the Consolidated Financial Statements for Guarantor and Nonguarantor Financial Statements.

We may redeem some or all of the 8.25% Senior Notes at any time prior to September 1, 2013, and some or all of the Senior Subordinated Notes at any time prior to April 1, 2012, in each case at a price equal to 100% of the principal amount of notes redeemed plus the Applicable Premium as of, and accrued and unpaid interest to, the redemption date, subject to the right of Holders of record on the relevant record date to receive interest due on the relevant interest payment date. The “Applicable Premium” is defined as the greater of (1) 1.0% of the principal amount of such note and (2) the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of such 8.25% Senior Note at September 1, 2013 or such Senior Subordinated Note at April 1, 2012, plus (ii) all required interest payments due on such 8.25% Senior Note through September 1 2013 or such Senior Subordinated Note through April 1, 2012 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate plus 50 basis points over (b) the principal amount of such note.

We currently may redeem the 9.25% Senior Notes, and in the future may redeem the 8.25% Senior Notes, or the Senior Subordinated Notes at the redemption prices listed below, if redeemed during the twelve-month period beginning on April 1st (for the 9.25% Senior Notes and Senior Subordinated Notes ) or September 1st ( for the 8.25% Senior Notes) of each of the years indicated below:

9.25% Senior Notes		8.25% Senior Notes
Year	Percentage	Year	Percentage
2011	104.625%	2013	106.188%
2012	102.313%	2014	104.125%
2013 and thereafter	100.000%	2015	102.063%
		2016 and thereafter	100.000%

Senior Subordinated Notes
Year	Percentage
2012	105.313%
2013	103.542%
2014	101.771%
2015 and thereafter	100.000%

In addition, until September 1, 2013, we are able to redeem up to 35% of the aggregate principal amount of the 8.25% Senior Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus a premium equal to the rate per annum on the the 8.25% Senior Notes, as the case may be, plus accrued and unpaid interest and Additional Interest, if any, to the redemption date, subject to the right of holders of the 8.25% Senior Notes of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds received by us from one or more equity offerings; provided that (i) at least 50% of the aggregate principal amount of the 8.25% Senior Notes, as the case may be, originally issued under the applicable indenture remains outstanding immediately after the occurrence of each such redemption and (ii) each such redemption occurs within 90 days of the date of closing of each such equity offering.

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

The estimated fair value of our long-term debt, including the current portion, as of March 27, 2011, is as follows:

(million $)	March 27, 2011
Issue	Recorded Amount	Fair Value
Senior Secured Credit Facility - Tranche B Term Loans	$1,199.4	$1,190.0
Senior Secured Credit Facility - Tranche D Term Loans	368.2	371.0
8.25% Senior Notes	400.0	418.0
9.25% Senior Notes	625.0	652.0
10.625% Senior Subordinated Notes	199.0	213.0

	$2,791.6	$2,844.0

The estimated fair value of our long-term debt, including the current portion, as of December 26, 2010, is as follows:

(million $)	December 26, 2010
Issue	Recorded Amount	Fair Value
Senior Secured Credit Facility - Tranche B Term Loans	$1,199.4	$1,171.0
Senior Secured Credit Facility - Tranche D Term Loans	368.2	372.0
8.25% Senior Notes	400.0	409.0
9.25% Senior Notes	625.0	648.0
10.625% Senior Subordinated Notes	199.0	214.0

	$2,791.6	$2,814.0

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

Consolidated EBITDA

Pursuant to the terms of the Senior Secured Credit Facility, if at any time there are borrowings outstanding under the revolving credit facility in an aggregate amount greater than $10.0 million, we are required to maintain a ratio of consolidated total senior secured debt to Consolidated EBITDA (defined below) for the most recently concluded four consecutive fiscal quarters (the “Senior Secured Leverage Ratio”) less than a ratio of 4.00:1. Consolidated total senior secured debt is defined under the Senior Secured Credit Facility as aggregate consolidated secured indebtedness of the Company less the aggregate amount of all unrestricted cash and cash equivalents. In addition, under the Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio, in the case of the Senior Secured Credit Facility, or to the ratio of Consolidated EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters or the Senior Secured Leverage Ratio, in the case of the Senior Notes and the Senior Subordinated Notes.

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

The following table provides a reconciliation from our net earnings to EBITDA and Consolidated EBITDA for the three month periods ended March 27, 2011 and March 28, 2010 and the year ended December 26, 2010. The terms and related calculations are defined in the Senior Secured Credit Facility and the indentures governing the 8.25% Senior Notes, 9.25% Senior Notes and Senior Subordinated Notes.

	Three Months Ended March 27, 2011	Three Months Ended March 28, 2010	Fiscal Year Ended December 26, 2010
Net earnings	$20,252	$3,930	$22,037
Interest expense, net	51,248	55,124	235,716
Income tax expense (benefit)	13,263	3,040	7,399
Depreciation and amortization expense	20,410	19,879	78,049

EBITDA (unaudited)	$105,173	$81,973	$343,201

Non-cash items (a)	(1,222)	17,519	71,500
Non-recurring items (b)	1,669	13,454	27,489
Other adjustment items (c)	1,238	3,905	7,580
Net cost savings projected to be realized as a result of initiatives taken, including acquisition synergies (d)	—	10,560	25,000

Consolidated EBITDA (unaudited)	$106,858	$127,411	$474,770

Last twelve months Consolidated EBITDA (unaudited)	$454,217

(a)	Non-cash items are comprised of the following:

	Three Months Ended March 27, 2011	Three Months Ended March 28, 2010	Fiscal Year Ended December 26, 2010
Non-cash compensation charges (1)	$300	$205	$4,727
Unrealized losses or (gains) resulting from hedging activities (2)	(1,522)	(10)	697
Impairment charges (3)	—	—	29,000
Effects of adjustments related to the application of purchase accounting (4)	—	17,324	37,076

Total non-cash items	$(1,222)	$17,519	$71,500

(1)	For fiscal 2010 and the three months ended March 27, 2011 and March 28, 2010, represents non-cash compensation charges related to the granting of equity awards.
(2)	For fiscal 2010 and the three months ended March 27, 2011 and March 28, 2010, represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under natural gas and diesel fuel contracts for 2010 and 2011, and soybean oil contracts for 2011 only.
(3)	For fiscal 2010 represents an impairment for the Hungry-Man tradename.
(4)	For fiscal 2010 and the three months ended March 28, 2010, represents expense related to the write-up to fair market value of inventories acquired as a result of the Birds Eye Foods Acquisition.

(b)	Non-recurring items are comprised of the following:

	Three Months Ended March 27, 2011	Three Months Ended March 28, 2010	Fiscal Year Ended December 26, 2010
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$250	$232	$923
Restructuring charges, integration costs and other business optimization expenses (2)	1,365	12,274	25,472
Employee severance and recruiting (3)	54	948	1,094

Total non-recurring items	$1,669	$13,454	$27,489

(1)	For the three months ended March 27, 2011 represents other expenses related to financing of our acquisition by The Blackstone Group L.P. For fiscal 2010 and the three months ended March 28, 2010, primarily represents costs related to the Birds Eye Foods Acquisition as well as other expenses related to due diligence investigations.
(2)	For the three months ended March 27, 2011, primarily represents integration costs related to the Birds Eye Foods Acquisition. For fiscal 2010 and the three months ended March 28, 2010, primarily represents employee termination benefits and lease termination costs related to the announced closing of the Rochester, NY office ($12,599 and $8,733, respectively) and integration costs related to the Birds Eye Foods Acquisition.
(3)	For fiscal 2010 and the three months ended March 27, 2011 and March 28, 2010, represents severance costs paid, or to be paid, to terminated employees.

(c)	Other adjustment items are comprised of the following:

	Three Months Ended March 27, 2011	Three Months Ended March 28, 2010	Fiscal Year Ended December 26, 2010
Management, monitoring, consulting and advisory fees (1)	$1,188	$1,180	$4,555
Variable product contribution on Birds Eye Steamfresh complete bagged meals no longer being offered for sale (2)	—	2,725	2,837
Other (3)	50	—	188

Total other adjustments	$1,238	$3,905	$7,580

(1)	For fiscal 2010 and the three months ended March 27, 2011 and March 28, 2010, represents management/advisory fees and expenses paid to Blackstone.

(2)	For fiscal 2010 and the three months ended March 27, 2011 and March 28, 2010, represents the variable contribution loss principally from Steamfresh frozen complete bagged meals and others which will no longer be offered by Pinnacle management following the Birds Eye Foods Acquisition and the variable contribution loss applicable to a discontinued contract in the Birds Eye Foods Industrial-Other segment.
(3)	For fiscal 2010 represents costs from the Watsonville, California plant held for sale.

(d)	Net cost savings projected to be realized as a result of initiatives taken:

	Three Months Ended March 27, 2011	Three Months Ended March 28, 2010	Fiscal Year Ended December 26, 2010
Estimated net cost savings associated with the Birds Eye Foods Acquisition (1)	$—	$10,560	$25,000

Total net cost savings projected to be realized as a result of initiatives taken	$—	$10,560	$25,000

(1)	For fiscal 2010 and the three months ended March 28, 2010, represents the estimated reduction in operating costs that we anticipate will result from the combination of Pinnacle and Birds Eye Foods as a result of eliminating duplicate overhead functions and overlapping operating expenses, leveraging supplier relationships and combined purchasing power to obtain procurement savings on raw materials and packaging, and optimizing and rationalizing overlapping warehouse and distribution networks less what has been realized.

Our	covenant requirements and actual ratios for the twelve months ended March 27, 2011 are as follows:

	Covenant Requirement	Actual Ratio
Senior Secured Credit Facility
Senior Secured Leverage Ratio (1)	4.00:1	3.06
Total Leverage Ratio (2)	Not applicable	5.79

Senior Notes and Senior Subordinated Notes (3)
Minimum Consolidated EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00:1	2.26

(1)	Pursuant to the terms of the Senior Secured Credit Facility, if at any time there are borrowings outstanding under the Revolving Credit Facility in an aggregate amount greater than $10.0 million, we are required to maintain a consolidated total senior secured debt to Consolidated EBITDA ratio for the most recently concluded four consecutive fiscal quarters (the “Senior Secured Leverage Ratio”) less than a ratio starting at a maximum of 7.00:1 at September 2007 and stepping down over time to 4.00:1 in March 2011. Consolidated total senior secured debt is defined as our aggregate consolidated secured indebtedness less the aggregate amount of all unrestricted cash and cash equivalents.
(2)	The Total Leverage Ratio is not a financial covenant but is used to determine the applicable rate under the Senior Secured Credit Facility. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Consolidated EBITDA.
(3)	Our ability to incur additional debt and make certain restricted payments under the indentures governing the Senior Notes and Senior Subordinated Notes, subject to specified exceptions, is tied to a Consolidated EBITDA to fixed charges ratio of at least 2.0:1.
(4)	Fixed charges is defined in the indentures governing the Senior Notes and Senior Subordinated Notes as (i) consolidated interest expense (excluding specified items) plus consolidated capitalized interest less consolidated interest income, plus (ii) cash dividends and distributions paid on preferred stock or disqualified stock.

INFLATION

Prior to 2005, inflation did not have a significant effect on us as we have been successful in mitigating the effects of inflation with cost reduction and productivity programs, as well as increasing selling prices during periods of higher inflation. Beginning 2005 and continuing into 2008, we experienced higher energy and commodity costs in production and higher fuel surcharges for product delivery. Inflation was less pronounced in 2009 and in 2010, but is more pronounced in 2011. To the extent possible, we combat inflation with productivity programs. However, price increases will be necessary in order to preserve our margins and returns. Although we have no such expectation, severe increases in inflation could have an adverse impact on our business, financial condition and results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements have had a significant impact on the financial statements during the three months ended March 27, 2011, nor are there any issued but not yet effective accounting standards, which we expect to have a significant impact upon becoming effective.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FINANCIAL INSTRUMENTS

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates, foreign exchange rates or commodity prices.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted. One intent of this law is to establish a regulatory structure for the derivatives market and to increase the transparency of financial reporting related to derivatives. We anticipate that the law will not have a material impact on our consolidated financial position or results of operations.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps. Interest rate swaps designated as cash flow hedges in accordance with the authoritative guidance for derivative and hedge accounting involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three months ended March 27, 2011 and March 28, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of March 27, 2011, we had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	10	$1,131.6 million	1.06% -3.33%	USD-LIBOR-BBA	Oct 2008 - Aug 2010	Apr 2011 - July 2012

According to the authoritative guidance for derivative and hedge accounting, the effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive (loss) income (“AOCI”) on the Consolidated Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $22.6 million will be reclassified as an increase to Interest expense relating to both active and terminated hedges.

Due to the counterparty bank declaring bankruptcy in October 2008, we discontinued prospectively the hedge accounting on our interest rate derivatives with Lehman Brothers Specialty Financing on the bankruptcy date as those hedging relationships no longer met the definition of effective hedge under authoritative guidance for derivative and hedge accounting. We terminated these positions during the fourth quarter of 2008. We continue to report the net gain or loss related to the discontinued cash flow hedge in AOCI which is expected to be reclassified into earnings during the original contractual terms of the derivative agreements as the hedged interest payments are expected to occur as forecasted. For the three months ended March 27, 2011 and March 28 2010, $0.7 million and $1.0 million was reclassified as an increase to Interest expense relating to the terminated hedges, respectively.

Cash Flow Hedges of Foreign Exchange Risk

Our operations in Canada have exposed us to changes in the US Dollar – Canadian Dollar (USD-CAD) foreign exchange rate. From time to time, our Canadian subsidiary purchases inventory denominated in US Dollars (USD), a currency other than our functional currency. The subsidiary sells that inventory in Canadian dollars. The subsidiary uses currency forward and collar agreements to manage our exposure to fluctuations in the USD-CAD exchange rate. Currency forward agreements involve fixing the USD-CAD exchange rate for delivery of a specified amount of foreign currency on a specified date. Currency collar agreements involve the sale of Canadian Dollar (CAD) currency in exchange for receiving US dollars if exchange rates rise above an agreed upon rate and sale of USD currency in exchange for receiving CAD dollars if exchange rates fall below an agreed upon rate at specified dates.

As of March 27, 2011, we had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate	Notional Purchased in Aggregate	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	30	$88.4 million CAD	$86.7 million USD	.999-1.051	March 2010 - Feb 2011	Apr 2011 - Dec 2012

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

Non-designated Hedges of Commodity and Interest Rate Risk

Derivatives not designated as hedges are not speculative and are used to manage our exposure to commodity price risk but do not meet the authoritative guidance for derivative and hedge accounting. From time to time, we enter into commodity forward contracts to fix the price of natural gas, diesel fuel and soybean oil purchases and other commodities at a future delivery date. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in Cost of products sold in the Consolidated Statements of Operations.

As of March 27, 2011, we had the following natural gas swaps (in aggregate), diesel fuel swaps (in aggregate) and soybean oil options (in aggregate) that were not designated in qualifying hedging relationships:

Product	Number of Instruments	Notional Amount	Price/Index	Trade Dates	Maturity Dates
Natural Gas Swap	3	159,000 MMBTU’s	$4.26 -$4.42 per MMBTU	Feb 2011 - March 2011	Dec 2011
Diesel Fuel Swap	6	12,684,773 Gallons	$3.00 - $3.55 per Gallon	Aug 2010 - Jan 2011	Mar 2011 - June 2011
Soybean Oil Options	2	15,600,000 Pounds	$0.52 - $0.58 per Pound	Jan 2011	Apr 2011

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 27, 2011 and December 26, 2010.

(million $)	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value As of March 27, 2011	Balance Sheet Location	Fair Value As of March 27, 2011
Derivatives designated as hedging instruments
Interest Rate Contracts		$—	Accrued liabilities	$1.8
		—	Other long-term liabilities	22.2
Foreign Exchange Contracts		—	Accrued liabilities	2.2

		—	Other long-term liabilities	0.3

Total derivatives designated as hedging instruments		$—		$26.5

Derivatives not designated as hedging instruments
Diesel Fuel Contracts	Other current assets	$1.7		$—
Soybean Oil Contracts		0.1		—

Total derivatives not designated as hedging instruments		$1.8		$—

	Balance Sheet Location	Fair Value As of December 26, 2010	Balance Sheet Location	Fair Value As of December 26, 2010
Derivatives designated as hedging instruments
Interest Rate Contracts		$—	Accrued liabilities	$3.3
		—	Other long-term liabilities	23.3
Foreign Exchange Contracts		—	Accrued liabilities	1.1

Total derivatives designated as hedging instruments		$—		$27.7

Derivatives not designated as hedging instruments
Diesel Fuel Contracts	Other current assets	$0.4		$—

Total derivatives not designated as hedging instruments		$0.4		$—

The table below presents the effect of our derivative financial instruments on the Consolidated Statements of Operations and Accumulated other comprehensive (loss) income for the three months ending March 27, 2011 and March 28, 2010.

Tabular Disclosure of the Effect of Derivative Instruments
(million $) Gain/(Loss)

Derivatives in Cash Flow Hedging Relationships	Recognized in AOCI on Derivative (Effective Portion)	Effective portion reclassified from AOCI to:	Reclassified from AOCI into Earnings (Effective Portion)	Ineffective portion reclassified from AOCI to:	Recognized in Earnings on Derivative (Ineffective Portion)
Interest Rate Contracts - Active	$(2.4)	Interest expense	$(5.0)	Interest expense	$—
Interest Rate Contracts - Terminated	—	Interest expense	(0.7)	Interest expense	—
Foreign Exchange Contracts	(1.9)	Cost of products sold	(0.5)	Cost of products sold	0.1

Three months ended March 27, 2011	$(4.3)		$(6.2)		$0.1

Interest Rate Contracts - Active	$(10.6)	Interest expense	$(4.4)	Interest expense	$—
Interest Rate Contracts - Terminated	—	Interest expense	(1.0)	Interest expense	—
Foreign Exchange Contracts	(1.1)	Cost of products sold	(0.6)	Cost of products sold	—

Three months ended March 28, 2010	$(11.7)		$(6.0)		$—

Derivatives Not Designated as Hedging Instruments	Recognized in Earnings on:	Recognized in Earnings on Derivative
Diesel Contracts	Cost of products sold	$1.7
Natural Gas Contracts	Cost of products sold	—
Soybean Oil Contracts	Cost of products sold	(0.1)

Three months ended March 27, 2011		$1.6

Diesel Contracts	Cost of products sold	$0.3
Natural Gas Contracts	Cost of products sold	(0.4)

Three months ended March 28, 2010		$(0.1)

Credit-risk-related Contingent Features

We have agreements with certain counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 27, 2011, we have not posted any collateral related to these agreements. If we had breached this provision at March 27, 2011, it could have been required to settle our obligations under the agreements at their termination value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk contingent features as of March 27, 2011 and December 26, 2010.

March 27, 2011

(million $)

Asset/(Liability)

Counterparty	Contract Type	Termination Value	Non- Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(23.8)	$0.4	$(1.4)	$(22.0)
	Foreign Exchange Contracts	(1.4)	0.1		(1.3)
	Diesel Fuel Contracts	1.7	—		1.7
	Soybean Oil Contracts	0.1	—		0.1
Credit Suisse	Interest Rate Contracts	(2.4)	—	(0.4)	(2.0)
	Foreign Exchange Contracts	(1.2)	—		(1.2)

Total		$(27.0)	$0.5	$(1.8)	$(24.7)

December 26, 2010 Asset/(Liability)
Counterparty	Contract Type	Termination Value	Non- Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(26.5)	$0.6	$(1.2)	$(24.7)
	Foreign Exchange Contracts	(0.7)	—		(0.7)
	Diesel Fuel Contracts	0.4	—		0.4
Credit Suisse	Interest Rate Contracts	(2.0)	0.1	—	(1.9)
	Foreign Exchange Contracts	(0.4)	—		(0.4)

Total		$(29.2)	$0.7	$(1.2)	$(27.3)

ITEM 4:	CONTROLS AND PROCEDURES

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 27, 2011. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective at a level of reasonable assurance.

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 27, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Commitment of $6.2 Million Capital Expenditure

In working to resolve an environmental wastewater investigation by the State of Michigan Department of Natural Resources and Environment (MDNRE) at the Company’s Birds Eye Foods Fennville, MI production facility, on July 20, 2010, the Company and the MDNRE reached an agreement (“Administrative Consent Order” or “ACO”). Under the terms of the ACO, Birds Eye Foods will construct a new wastewater treatment system at the facility currently estimated at $6.2 million and contribute a minimum of $70 thousand to the hookup of the City’s water supply extension to affected residents.

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

ITEM 1A:	RISK FACTORS

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 26, 2010.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	REMOVED AND RESERVED

None

ITEM 5:	OTHER INFORMATION

None

ITEM 6:	EXHIBITS

Exhibit Number	Description of exhibit
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

10.3

Fourth Amendment to the Credit Agreement, dated August 17, 2010, by and among Pinnacle Foods Finance LLC, Peak Finance Holdings LLC, Barclays Bank PLC, the Tranche D Term Lenders and the Guarantors (previously filed as Exhibit 10.40 to the Registration Statement on Form S-4 filed with the SEC on October 5, 2010 (Commission File Number:

333-148297), and incorporated herein by reference).

10.4	Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.9 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.5	Guaranty, dated as of April 2, 2007, among Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.10 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.6	Intellectual Property Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.11 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.7	Amended and Restated Transaction and Advisory Fee Agreement, dated as of November 18, 2009, between Peak Finance LLC and Blackstone Management Partners V L.L.C. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on December 24, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.8	Securityholders Agreement, dated as of April 2, 2007, among Peak Holdings LLC and the other parties hereto (previously filed as Exhibit 10.15 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.9	Securityholders Agreement, dated as of September 21, 2007 among Crunch Holding Corp. and the other parties hereto (previously filed as Exhibit 10.18 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.10*	Tax Sharing Agreement, dated as of November 25, 2003 and amended as of December 23, 2009 and March 25, 2011, by and among Crunch Holding Corp., Pinnacle Foods Holding Corporation, Pinnacle Foods Corporation, Pinnacle Foods Management Corporation, Pinnacle Foods Brands Corporation, PF Sales (N. Central Region) Corp., PF Sales, LLC, PF Distribution, LLC, PF Standards Corporation, Pinnacle Foods International Corp., Peak Finance Holdings LLC, Pinnacle Foods Finance Corp., Pinnacle Foods Finance LLC, Pinnacle Foods Fort Madison LLC, and Pinnacle Foods Group LLC, BEMSA Holding, Inc., Birds Eye Foods, Inc., Birds Eye Holdings, Inc., Birds Eye Group, Inc., GLK Holdings, Inc., Kennedy Endeavors, Incorporated, Rochester Holdco LLC, and Seasonal Employers, Inc.

10.11	Trademark License Agreement by and between The Dial Corporation and Conagra, Inc., dated July 1, 1995 (previously filed as Exhibit 10.33 to the Annual Report on Form 10-K of Pinnacle Foods Group Inc. for the fiscal year ended December 25, 2005 (Commission File Number: 333-118390), and incorporated herein by reference).

10.12	Swanson Trademark License Agreement (U.S.) by and between CSC Brands, Inc. and Vlasic International Brands Inc., dated as of March 24, 1998 (previously filed as Exhibit 10.27 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-1183900), and incorporated herein by reference).

10.13	Swanson Trademark License Agreement (Non-U.S.) by and between Campbell Soup Company and Vlasic International Brands Inc., dated as of March 26, 1998 (previously filed as Exhibit 10.28 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

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

10.32 +

Separation Agreement, dated July 31, 2009 (Jeffrey P. Ansell). (previously filed as Exhibit 10.32 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number:

333-148297), and incorporated herein by reference).

10.33 +	Employment Agreement, dated July 13, 2009 (Robert J. Gamgort). (previously filed as Exhibit 10.33 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.34 +	Peak Holdings LLC Management Unit Subscription Agreement, dated July 13, 2009 (Robert J. Gamgort). (previously filed as Exhibit 10.34 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.35 +	Amendment to Director Services Agreement, dated July 31, 2009 (Roger Deromedi). (previously filed as Exhibit 10.35 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.36 +	Employment offer letter dated November 24, 2008 (Edward L. Sutter) (previously filed as Exhibit 10.38 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 23, 2010 (Commission File Number: 333-148297), and incorporated herein by reference).

10.37 +	Employment offer letter dated October 28, 2008 (Sara Genster Robling) (previously filed as Exhibit 10.39 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 23, 2010 (Commission File Number: 333-148297), and incorporated herein by reference).

10.38 +

Employment offer letter dated June 3, 2010 (Mark L. Schiller) (previously filed as Exhibit 10.41 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 9, 2010 (Commission File Number:

333-148297), and incorporated herein by reference).

10.39 +	Lease, dated May 23, 2001, between Brandywine Operating Partnership, L.P. and Pinnacle Foods Corporation (Cherry Hill, New Jersey) (previously filed as Exhibit 10.25 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.40	Lease, dated August 10, 2001, between 485 Properties, LLC and Pinnacle Foods Corporation (Mountain Lakes, New Jersey); Amendment No. 1, dated November 23, 2001; Amendment No. 2, dated October 16, 2003 (previously filed as Exhibit 10.26 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

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

10.43+

Terms of Employment letter dated February 7, 2011. (Antonio F. Fernandez) (previously filed as Exhibit 10.43 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 10, 2011 (Commission File Number:

333-148297), and incorporated herein by reference).

10.44+

Amendment to Employment Agreement. (Robert J. Gamgort) (previously filed as Exhibit 10.44 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 10, 2011 (Commission File Number:

333-148297), and incorporated herein by reference).

10.45*	Lease, dated December 14, 2010 between Jeffroad Green, LLC and Pinnacle Foods Group LLC (Parsippany, New Jersey).

21.1*	List of Subsidiaries

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

+	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
*	Identifies exhibits that are filed as attachments to this document.
(A)	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Form 10-Q and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FOODS FINANCE LLC

By:	/S/ CRAIG STEENECK
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (acting in both his capacity as authorized signatory on behalf of the registrant and as principal financial officer)

Date:	May 11, 2011