Form 10-Q
period 2011-06-26
Pinnacle Foods Finance LLC
filed 2011-08-10
CIK 1420566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐     No  ☒

As of August 10, 2011, there were outstanding 100 shares of common stock, par value $0.01 per share, of the registrant.

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

Unaudited consolidated financial statements begin on the following page

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(thousands of dollars)

	Three months ended		Six months ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Net sales	$602,024	$576,080	$1,208,335	$1,232,516
Cost of products sold	460,347	434,142	913,263	934,848

Gross profit	141,677	141,938	295,072	297,668

Operating expenses
Marketing and selling expenses	46,627	38,490	88,458	91,327
Administrative expenses	22,134	26,562	43,130	60,492
Research and development expenses	2,067	2,202	4,061	4,548
Other (income) expense, net	11,904	4,286	15,715	8,809

Total operating expenses	82,732	71,540	151,364	165,176

Earnings before interest and taxes	58,945	70,398	143,708	132,492
Interest expense	52,056	53,503	103,383	108,714
Interest income	63	70	142	157

Earnings before income taxes	6,952	16,965	40,467	23,935
Provision (benefit) for income taxes	(629)	2,791	12,634	5,831

Net earnings	$7,581	$14,174	$27,833	$18,104

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(thousands of dollars, except per share amounts)

	June 26, 2011	December 26, 2010
Current assets:
Cash and cash equivalents	$164,727	$115,286
Accounts receivable, net of allowance of $5,211 and $5,214, respectively	153,269	145,258
Inventories, net	331,735	329,635
Other current assets	11,926	21,507
Deferred tax assets	36,346	38,288

Total current assets	698,003	649,974

Plant assets, net of accumulated depreciation of $192,752 and $158,699, respectively	462,898	447,068
Tradenames	1,629,812	1,629,812
Other assets, net	187,081	200,367
Goodwill	1,564,395	1,564,395

Total assets	$4,542,189	$4,491,616

Current liabilities:
Short-term borrowings	$492	$1,591
Current portion of long-term obligations	10,941	4,648
Accounts payable	137,465	115,369
Accrued trade marketing expense	35,892	47,274
Accrued liabilities	151,292	142,746
Accrued income taxes	—	193

Total current liabilities	336,082	311,821

Long-term debt (includes $127,698 and $125,698 owed to related parties)	2,791,048	2,797,307
Pension and other postretirement benefits	72,158	78,606
Other long-term liabilities	35,928	43,010
Deferred tax liabilities	378,960	365,787

Total liabilities	3,614,176	3,596,531

Commitments and contingencies (note 11)

Shareholder’s equity:
Common stock	—	—
Additional paid-in-capital	697,404	697,267
Retained earnings	275,183	247,350
Accumulated other comprehensive loss	(44,574)	(49,532)

Total shareholder’s equity	928,013	895,085

Total liabilities and shareholder’s equity	$4,542,189	$4,491,616

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(thousands of dollars, except per share amounts)

	Six months ended
	June 26, 2011	June 27, 2010
Cash flows from operating activities
Net earnings	$27,833	$18,104
Non-cash charges (credits) to net earnings
Depreciation and amortization	42,902	38,677
Amortization of discount on term loan	603	1,374
Amortization of debt acquisition costs	5,192	6,582
Amortization of deferred mark-to-market adjustment on terminated swap	1,212	1,829
Plant asset impairment charges	1,286	—
Change in value of financial instruments	1,916	1,251
Stock-based compensation charge	600	410
Postretirement healthcare benefits	28	(24)
Pension expense, net of contributions	(6,476)	(464)
Other long-term liabilities	(1,913)	1,276
Other long-term assets	78	156
Deferred income taxes	11,594	(3,957)
Changes in working capital
Accounts receivable	(7,541)	2,487
Inventories	(1,425)	93,685
Accrued trade marketing expense	(11,650)	(9,441)
Accounts payable	21,111	(8,070)
Accrued liabilities	8,502	13,327
Other current assets	1,565	(4,650)
Accrued income taxes	(207)	—

Net cash provided by operating activities	95,210	152,552

Cash flows from investing activities
Capital expenditures	(51,606)	(37,534)
Proceeds from the sale of plant assets	7,900	—

Net cash used in investing activities	(43,706)	(37,534)

Cash flows from financing activities
Repayments of long-term obligations	—	(30,143)
Proceeds from short-term borrowings	484	497
Repayments of short-term borrowings	(1,583)	(1,350)
Repayment of capital lease obligations	(1,074)	(876)
Debt acquisition costs	(67)	(17)
Change in bank overdrafts	429	(14,305)
Equity contributions	543	350
Repurchases of equity	(1,006)	(904)
Repayment of notes receivable from officers	—	565

Net cash used in financing activities	(2,274)	(46,183)

Effect of exchange rate changes on cash	211	118

Net change in cash and cash equivalents	49,441	68,953
Cash and cash equivalents - beginning of period	115,286	73,874

Cash and cash equivalents - end of period	$164,727	$142,827

Supplemental disclosures of cash flow information:
Interest paid	$96,596	$84,074
Interest received	142	157
Income taxes (refunded) paid	(3,796)	5,858
Non-cash investing and financing activities:
New capital leases	505	1,998

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)

(thousands of dollars, except per share amounts)

					Retained earnings	Accumulated Other Comprehensive Loss
				Notes Receivable From Officers			Total Shareholder’s Equity
	Common Stock		Additional Paid In Capital
	Shares	Amount
Balance at December 27, 2009	100	$—	$693,196	$(565)	$225,313	$(43,591)	$874,353

Equity contribution:
Cash			350				350
Repurchases of equity			(904)				(904)
Equity related compensation			410				410
Collection of notes receivable from officers				565			565
Comprehensive income:
Net earnings					18,104		18,104
Swap mark to market adjustments, net of tax benefit of $2,886						(4,283)	(4,283)
Amortization of deferred mark-to-market adjustment on terminated swaps, net of tax provision of $2,459						(630)	(630)
Foreign currency translation, net of tax benefit of $151						557	557
Net gain on Pension and OPEB actuarial assumptions, net of tax provision of $3,769						5	5

Total comprehensive income							13,753

Balance at June 27, 2010	100	$—	$693,052	$—	$243,417	$(47,942)	$888,527

Balance at December 26, 2010	100	$—	$697,267	$—	$247,350	$(49,532)	$895,085

Equity contribution:
Cash			$543				543
Repurchases of equity			(1,006)				(1,006)
Equity related compensation			600				600
Comprehensive income:
Net earnings					27,833		27,833
Swap mark to market adjustments, net of tax provision of $2,692						4,033	4,033
Amortization of deferred mark-to-market adjustment on terminated swaps, net of tax provision of $476						735	735
Foreign currency translation, net of tax provision of $157						241	241
Net loss on pension and OPEB actuarial assumptions, net of tax provision of $51						(51)	(51)

Total comprehensive income							32,791

Balance at June 26, 2011	100	$—	$697,404	$—	$275,183	$(44,574)	$928,013

For the three months ended June 26, 2011 and June 27, 2010, total comprehensive income was $11,367 and $12,768

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

1. Summary of Business Activities

Business Overview

Pinnacle Foods Finance LLC (hereafter referred to as the “Company” or “PFF”) is a leading manufacturer, marketer and distributor of high quality, branded convenience food products, the products and operations of which are managed and reported in three operating segments: (i) Birds Eye Frozen, (ii) Duncan Hines Grocery and (iii) Specialty Foods. Our United States retail frozen vegetables (Birds Eye®), multi-serve frozen dinners and entrées (Birds Eye Voila!®), single-serve frozen dinners and entrées (Hungry-Man®, Swanson®), frozen seafood (Van de Kamp’s®, Mrs. Paul’s®), frozen breakfast (Aunt Jemima®), bagels (Lender’s®), and frozen pizza (Celeste®) are reported in the Birds Eye Frozen Division. Our baking mixes and frostings (Duncan Hines®), shelf-stable pickles, peppers and relish (Vlasic®), barbeque sauces (Open Pit®), pie fillings (Comstock®, Wilderness®), syrups (Mrs Butterworth’s®, Log Cabin®), salad dressing (Bernstein’s®), canned meat (Armour®, Nalley®, Brooks®) and all Canadian Operations are reported in the Duncan Hines Grocery Division. The Specialty Foods Division consists of snack products (Tim’s Cascade®, Snyder of Berlin®) and our food service and private label businesses.

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

On December 23, 2009, the Company’s subsidiary, Pinnacle Foods Group LLC (“PFG”), purchased all of the common stock of Birds Eye Foods, Inc. (the “Birds Eye Foods Acquisition”).

2. Interim Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of June 26, 2011, the results of operations for the three and six months ended June 26, 2011 and June 27, 2010, and the cash flows for the six months ended June 26, 2011 and June 27, 2010. The results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 26, 2010.

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

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the Company’s assumptions.

The Company’s population of financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value As of June 26,	Fair Value Measurements Using Fair Value Hierarchy			Fair Value As of December 26,	Fair Value Measurements Using Fair Value Hierarchy
	2011	Level 1	Level 2	Level 3	2010	Level 1	Level 2	Level 3
Assets
Diesel fuel derivatives	240	—	240	—	380	—	380	—
Corn derivatives	34	—	34	—	—	—	—	—
Natural gas derivatives	22	—	22	—	28	—	28	—

Total assets at fair value	$296	$—	$296	$—	$408	$—	$408	$—

Liabilities
Interest rate derivatives	$19,402	$—	$19,402	$—	$26,646	$—	$26,646	$—
Foreign currency derivatives	1,415	—	1,415	—	1,100	—	1,100	—
Wheat derivatives	1,724	—	1,724	—	—	—	—	—
Soybean oil derivatives	287	—	287	—	—	—	—	—

Total liabilities at fair value	$22,828	$—	$22,828	$—	$27,746	$—	$27,746	$—

The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk.

Below are descriptions of the techniques used to estimate the fair value of financial instruments on the Company’s financial statements as of June 26, 2011.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate, commodity, and foreign exchange forward curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of June 26, 2011 or December 26, 2010.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

4. Other Expense (Income), net

	Three months ended		Six months ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Other expense (income), net consists of:
Amortization of intangibles/other assets	$4,043	$4,293	$8,082	$8,585
Birds Eye Acquisition merger-related costs	—	(7)	—	224
Lehman Brothers Specialty Financing settlement	8,500	—	8,500	—
Gain on sale of the Watsonville, CA facility	(391)	—	(391)	—
Royalty expense (income), net and other	(248)	—	(476)	—

Total other expense (income), net	$11,904	$4,286	$15,715	$8,809

Lehman Brothers Specialty Financing settlement. On June 4, 2010, Lehman Brothers Special Financing (LBSF) initiated a claim against the Company in LBSF’s bankruptcy proceeding for an additional payment from the Company of $19.7 million, related to certain derivative contracts which the Company had earlier terminated due to LBSF’s default as a result of its bankruptcy filing in 2008. On May 31, 2011, the Company and LBSF agreed in principle to a settlement of LBSF’s June 4, 2010 claim. Under the terms of the settlement, the Company will make a payment of $8.5 million in return for LBSF’s full release of its claim.

Sale of the Watsonville, CA facility. On June 24, 2011, the Company completed the sale of our Watsonville, CA facility which had been recorded as an asset held for sale. The proceeds of the sale were $7.9 million and resulted in a $0.4 million gain recorded in Other Expense (Income), net in the three and six months ended June 26, 2011.

5. Inventories

	June 26, 2011	December 26, 2010
Raw materials, containers and supplies	$80,445	$39,528
Finished product	251,290	290,107

Total	$331,735	$329,635

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

In the fourth quarter of 2009, in connection with the Birds Eye Foods Acquisition, inventories were required to be valued at fair value, which was $37.6 million higher than historical manufacturing cost. Cost of products sold for the three and six months ended June 27, 2010 included pre-tax charges of $9.7 million and $27.0 million, respectively, related to the finished products at December 23, 2009, which were subsequently sold.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

6. Goodwill and Other Assets

Goodwill

Goodwill by segment is as follows:

	Birds Eye Frozen	Duncan Hines Grocery	Specialty Foods	Total

Balance, December 26, 2010	$578,769	$740,465	$245,161	$1,564,395

Balance, June 26, 2011	$578,769	$740,465	$245,161	$1,564,395

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Other Assets

	June 26, 2011
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(22,444)	$30,366
Customer relationships - Distributors	36	125,747	(19,846)	105,901
Customer relationships - Food Service	7	36,143	(26,768)	9,375
Customer relationships - Private Label	7	9,214	(7,717)	1,497
License	7	4,875	(1,125)	3,750

Total amortizable intangibles		$228,789	$(77,900)	$150,889
Deferred financing costs		76,458	(40,358)	36,100
Notes receivable (Roskam Baking)		92	—	92

Total other assets, net				$187,081

Amortizable intangibles by segment
Birds Eye Frozen	$79,403
Duncan Hines Grocery	56,576
Specialty Foods	14,910

$150,889

	December 26, 2010
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(19,804)	$33,006
Customer relationships - Distributors	36	125,489	(16,755)	108,734
Customer relationships - Food Service	7	36,143	(25,063)	11,080
Customer relationships - Private Label	7	9,214	(7,445)	1,769
License	7	4,875	(750)	4,125

Total amortizable intangibles		$228,531	$(69,817)	$158,714
Deferred financing costs		76,391	(35,166)	41,225
Notes receivable (Roskam Baking)		428	—	428

Total other assets, net				$200,367

Amortizable intangibles by segment
Birds Eye Frozen	$82,749
Duncan Hines Grocery	59,205
Specialty Foods	16,760

$158,714

Amortization during the three and six months ended June 26, 2011 was $4,043 and $8,082, respectively. Amortization during the three and six months ended June 27, 2010 was $4,293 and $8,585, respectively. Estimated amortization expense for each of the next five years and thereafter is as follows: remainder of 2011 - $8,087, 2012 - $15,828, 2013 - $15,489, 2014 - $12,205, 2015 - $10,916 and thereafter - $88,364.

All deferred financing costs, which relate to the Senior Secured Credit Facility, Senior Notes and Senior Subordinated Notes are amortized into interest expense over the life of the related debt facility using the effective interest method. Amortization of the deferred financing costs during the three and six months ended June 26, 2011 was $2,605 and $5,192, respectively. Amortization of the deferred financing costs during the three and six months ended June 27, 2010 was $3,122 and $6,582, respectively.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

The following summarizes deferred financing cost activity in 2011:

Deferred Financing Costs

	Gross Carrying Amount	Accumulated Amortization	Net
December 26, 2010	$76,391	$(35,166)	$41,225
2011 - Additions	67	—	67
Amortization	—	(5,192)	(5,192)

June 26, 2011	$76,458	$(40,358)	$36,100

In February 2009, the Company entered into an agreement with Roskam Baking, which began co-packing certain Duncan Hines products in April 2009. This agreement included a provision to loan Roskam $1,900. As of June 26, 2011 the balance of the note receivable is $642, of which $550 is recorded on the Consolidated Balance Sheet in Other Current Assets and $92 is recorded in Other Assets, net. This loan is being paid back to the Company based on cases produced and will be paid back in no more than 5 years.

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

The following table summarizes restructuring charges related to the Rochester, NY office which were recorded in Administrative expenses on the Consolidated Statement of Operations during the three and six months ended June 26, 2011 and June 27, 2010 and include employee termination and lease termination costs.

	Three months ended		Six months ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Birds Eye Frozen	$(138)	$1,241	$(85)	$7,413
Duncan Hines Grocery	(36)	319	(22)	1,910
Specialty Foods	(22)	196	(13)	1,166

	$(196)	$1,756	$(120)	$10,489

Tacoma, WA Plant

On December 3, 2010, in an effort to improve our supply chain operations, the Company announced the closure of the Tacoma plant and the consolidation of production in our Ft. Madison plant and recorded employee termination benefits of $1,533. The Tacoma plant ceased production in June 2011 and the closure will result in the termination of approximately 160 employees. In addition to termination benefits, the Company recorded asset retirement obligations of $1,026 at Tacoma which were capitalized and depreciated over the remaining useful life of the plant. The Company recorded accelerated depreciation costs of $1,992 and $4,782 in the three and six months ended June 26, 2011. In addition, the Company recorded asset impairment charges of $1,286 in the three and six months ended June 26, 2011, upon ceasing use of the facility at the end of the second quarter. All restructuring charges related to the closure of the Tacoma, WA plant are recorded in the Duncan Hines Grocery segment and in the Cost of products sold line on the Consolidated Statement of Operations

Fulton, NY Plant

On April 15, 2011, the Company announced plans to consolidate the Birds Eye® brand’s Fulton, NY plant operations into the Darien, WI and Waseca, MN facilities in order to locate vegetable processing closer to the crop growing region and thus reduce the related freight costs. The Fulton facility is currently expected to close at the end of 2011 and will result in the termination of approximately 270 employees. The Company recorded termination costs of $1,850 in the three and six months ended June 26, 2011. In addition, the Company recorded accelerated depreciation costs of $2,635 in the three and six months ended June 26, 2011. All restructuring charges related to the closure of the Fulton, NY plant are recorded in the Birds Eye Frozen segment and in the Cost of products sold line on the Consolidated Statement of Operations.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

The following table summarizes restructuring charges accrued as of June 26, 2011.

Description	Balance at December 26, 2010	Expense	Payments	Balance at June 26, 2011
Facility shutdowns	$1,851	$(121)	$(648)	$1,082
Employee severance	6,096	1,850	(2,178)	5,768

Total	$7,947	$1,729	$(2,826)	$6,850

Accrued restructuring charges are $6,850 as of June 26, 2011, of which $6,778 is recorded on the Consolidated Balance Sheet in Accrued liabilities and $72 is recorded in Other long-term liabilities.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

8. Debt and Interest Expense

	June 26, 2011	December 26, 2010
Short-term borrowings
- Notes payable	$492	$1,591

Total short-term borrowings	492	1,591

Long-term debt
- Senior Secured Credit Facility - Tranche B Term Loans due 2014	$1,199,422	$1,199,422
- Senior Secured Credit Facility - Tranche D Term Loans due 2014	368,194	368,194
- 8.25% Senior Notes due 2017	400,000	400,000
- 9.25% Senior Notes due 2015	625,000	625,000
- 10.625% Senior Subordinated Notes due 2017	199,000	199,000
- Unamortized discount on long term debt	(3,314)	(3,917)
- Capital lease obligations	13,687	14,256

	2,801,989	2,801,955
Less: current portion of long-term obligations	10,941	4,648

Total long-term debt	$2,791,048	$2,797,307

Interest expense	Three months ended		Six months ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Third party interest expense	$41,386	$44,501	$83,072	$90,205
Related party interest expense	1,435	872	2,794	1,399
Amortization of debt acquisition costs	2,605	3,122	5,192	6,658
Amortization of deferred mark-to-market adjustment on terminated swap (Note 10)	507	796	1,212	1,829
Interest rate swap losses (Note 10)	6,123	4,212	11,113	8,623

Total interest expense	$52,056	$53,503	$103,383	$108,714

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

There were no borrowings outstanding under the Revolving Credit Facility as of June 26, 2011 and December 26, 2010. There have been no borrowings under the revolver at any time in 2010 or 2011.

The total combined amount of the Tranche B Term Loans and Tranche D Term Loans that were owed to affiliates of The Blackstone Group as of June 26, 2011 and December 26, 2010, was $127,698 and $125,698, respectively.

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

The applicable margins with respect to the Company’s Senior Secured Credit Facility vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on the Company’s leverage ratio as defined in the credit agreement. The applicable margins with respect to the Senior Secured Credit Facility are currently:

Applicable Margin (per annum)

Revolving Credit Facility and Letters of Credit			Tranche B Term Loans		Tranche D Term Loans
Eurocurrency Rate for Revolving Loans and Letter of Credit Fees	Base Rate for Revolving Loans	Commitment Fees Rate	Eurocurrency Rate for Term Loans	Base Rate for Term Loans	Eurocurrency Rate for Term Loan D	Base Rate for Term Loan D
2.25%	1.25%	0.50%	2.50%	1.50%	4.25%	3.25%

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

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility. For the three and six months ended June 26, 2011, the weighted average interest rate on the term loan was 3.49% and 3.51%, respectively. For the three months and six months ended June 27, 2010, the weighted average interest rate on the term loan was 4.79% and 4.83%, respectively. As of June 26, 2011 and December 26, 2010, the interest rate on the revolving credit facility was 2.69% and 2.76%, respectively, however, no borrowings were made during 2010 or 2011. As of June 26, 2011 and December 26, 2010 the Eurocurrency interest rate on the term loan facility was 3.47% and 3.52%, respectively.

The Company pays a fee for all outstanding letters of credit drawn against the Revolving Credit Facility at an annual rate equivalent to the Applicable Margin then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility cannot exceed $50,000. As of June 26, 2011 and December 26, 2010, the Company had utilized $32,944 and $34,187, respectively of the Revolving Credit Facility for letters of credit. As of June 26, 2011 and December 26, 2010, there were no borrowings under the Revolving Credit Facility. As of June 26, 2011 and December 26, 2010, respectively, there was $117,056 and $115,813 of borrowing capacity under the Revolving Credit Facility, of which $17,056 and $15,813 was available to be used for letters of credit.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

The Tranche B Term Loans mature in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the Term Loan outstanding as of June 26, 2011 are $2.5 million in 2011, $12.5 million in 2012, $12.5 million in 2013 and $1,171.9 million in 2014. The Tranche D Term Loans mature in quarterly 0.25% installments from December 2010 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the Tranche D Term Loans outstanding as of June 26, 2011 are no payments due in 2011, 2012 and 2013, with a lump sum payment of $368.2 million due in 2014.

On April 2, 2007, the Company issued $325.0 million of 9.25% Senior Notes (the “Senior Notes”) due 2015, and $250.0 million of 10.625% Senior Subordinated Notes (the “Senior Subordinated Notes”) due 2017. On December 23, 2009, as part of the Birds Eye Foods Acquisition, the Company issued an additional $300 million of 9.25% Senior Notes due in 2015 (the “Additional Senior Notes”). The Senior Notes and the Additional Senior Notes are collectively referred to herein as the 9.25% Senior Notes. On August 17, 2010, the Company issued $400.0 million of 8.25% Senior Notes due 2017 (the “8.25% Senior Notes”) and utilized the proceeds to repay the Tranche C Term Loans.

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

The Company may redeem some or all of the 8.25% Senior Notes at any time prior to September 1, 2013, and some or all of the Senior Subordinated Notes at any time prior to April 1, 2012, in each case at a price equal to 100% of the principal amount of notes redeemed plus the Applicable Premium as of, and accrued and unpaid interest to, the redemption date, subject to the right of Holders of record on the relevant record date to receive interest due on the relevant interest payment date. The “Applicable Premium” is defined as the greater of (1) 1.0% of the principal amount of such note and (2) the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of such 8.25% Senior Note at September 1, 2013 or such Senior Subordinated Note at April 1, 2012, plus (ii) all required interest payments due on such 8.25% Senior Note through September 1, 2013 or such Senior Subordinated Note through April 1, 2012 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate plus 50 basis points over (b) the principal amount of such note.

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

The estimated fair value of the Company’s long-term debt, including the current portion, as of June 26, 2011, is as follows:

	June 26, 2011
Issue	Face Value	Fair Value

Senior Secured Credit Facility - Tranche B Term Loans	$1,199,422	$1,188,927
Senior Secured Credit Facility - Tranche D Term Loans	368,194	367,274
8.25% Senior Notes	400,000	415,000
9.25% Senior Notes	625,000	648,438
10.625% Senior Subordinated Notes	199,000	212,184

	$2,791,616	$2,831,823

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 26, 2010, is as follows:

	December 26, 2010
Issue	Face Value	Fair Value

Senior Secured Credit Facility - Tranche B Term Loans	$1,199,422	$1,171,308
Senior Secured Credit Facility - Tranche D Term Loans	368,194	372,031
8.25% Senior Notes	400,000	409,000
9.25% Senior Notes	625,000	648,438
10.625% Senior Subordinated Notes	199,000	213,925

	$2,791,616	$2,814,702

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

In fiscal 2011, the Company expects to make contributions of $6.8 million to the Pinnacle Foods Pension Plan, of which $4.1 million and $5.0 million, was made in the three and six months ended June 26, 2011, respectively. The Company made contributions to the pension plan totaling $8.9 million in fiscal 2010, of which $1.9 million and $2.5 million was made in three and six months ending June 27, 2010, respectively.

The following represents the components of net periodic benefit cost:

Pension Benefits	Pinnacle Foods Pension Plan
	Three months ended		Six months ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Service cost	$288	$221	$511	$698
Interest cost	1,374	1,447	2,440	2,589
Expected return on assets	(1,368)	(1,181)	(2,429)	(2,051)
Amortization of:
prior service cost	13	9	24	44
actuarial loss	233	242	414	464
Curtailment loss	—	992	—	992

Net periodic cost	$540	$1,730	$960	$2,736

Birds Eye Foods Pension Plan

The Company’s Birds Eye Foods Pension Plan (“Birds Eye Foods Pension Plan”) consists of hourly and salaried employees and has primarily noncontributory defined-benefit schedules. Benefits have been frozen since the plan was acquired. In 2010, the pension plan benefits for certain locations were frozen. The curtailment gain recorded in the three and six months ended June 27, 2010 was $524 and $588, respectively.

The Company acquired an Excess Benefit Retirement Plan from Birds Eye Foods, which serves to provide employees with the same retirement benefit they would have received from Birds Eye’s retirement plan under the career average base pay formula. Benefits for this plan are frozen.

The Company maintains a non-tax qualified Supplemental Executive Retirement Plan (“SERP”) which provides additional retirement benefits to two prior executives of Birds Eye Foods who retired prior to November 4, 1994.

The benefits for these plan is based primarily on years of service and employees’ pay near retirement. The Company’s funding policy is consistent with the funding requirements of Federal laws and regulations. Plan assets consist principally of common stocks, corporate bonds and U.S. government obligations. Plan assets do not include any of the Company’s own equity or debt securities.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

In fiscal 2011, the Company expects to make contributions of $9.0 million to the Birds Eye Foods Pension Plan, of which $2.0 million and $2.9 million was made in the three and six months ended June 26, 2011, respectively. The Company made contributions to the pension plan totaling $4.3 million in fiscal 2010. Contributions of $0.9 million were made for the pension plan in the three and six months ended June 27, 2010.

The following represents the components of net periodic benefit cost:

Pension Benefits	Birds Eye Pension Plan
	Three months ended		Six months ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Service cost	$161	$520	$395	$1,050
Interest cost	1,484	2,012	3,520	4,111
Expected return on assets	(1,325)	(2,082)	(3,235)	(4,103)
Curtailment gain	—	(524)	—	(588)

Net periodic cost	$320	$(74)	$680	$470

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three and six months ended June 26, 2011 and June 27, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of June 26, 2011, the Company had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	6	$1,080,421	1.06% - 3.33%	USD-LIBOR-BBA	Feb 2009 - Jan 2010	Jan 2012 - July 2012

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive (loss) income (“AOCI”) on the Consolidated Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $20,548 will be reclassified as an increase to Interest expense.

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

Cash Flow Hedges of Foreign Exchange Risk

The Company’s operations in Canada expose the Company to changes in the U.S. Dollar – Canadian Dollar (USD-CAD) foreign exchange rate. From time to time, the Company’s Canadian subsidiary purchases inventory denominated in US Dollars (USD), a currency other than its functional currency. The subsidiary sells that inventory in Canadian dollars. The subsidiary uses currency forward and collar agreements to manage its exposure to fluctuations in the USD-CAD exchange rate. Currency forward agreements involve fixing the USD-CAD exchange rate for delivery of a specified amount of foreign currency on a specified date. Currency collar agreements involve the sale of Canadian Dollar (CAD) currency in exchange for receiving US dollars if exchange rates rise above an agreed upon rate and sale of USD currency in exchange for receiving CAD dollars if exchange rates fall below an agreed upon rate at specified dates.

As of June 26, 2011, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate	Notional Purchased in Aggregate	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	29	$81,710 CAD	$80,798 USD	0.953-1.051	March 2010 - Apr 2011	Jul 2011 - Dec 2012

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

Non-designated Hedges of Commodity Risk

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the authoritative guidance for derivative and hedge accounting. From time to time, the Company enters into commodity forward contracts to fix the price of natural gas, diesel fuel, corn, wheat and soybean oil purchases and other commodities at a future delivery date. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in Cost of products sold in the Consolidated Statements of Operations.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

As of June 26, 2011, the Company had the following derivative instruments that were not designated in qualifying hedging relationships:

Product	Number of Instruments	Notional Amount	Price/Index	Trade Dates	Maturity Dates
Natural Gas Swap	4	420,000 MMBTU’s	$4.26 - $4.57 per MMBTU	Feb 2011 - Apr 2011	Dec 2011
Diesel Fuel Swap	7	6,447,351 Gallons	$3.45 - $4.01 per Gallon	Jan 2011 - Jun 2011	June 2011 - Dec 2011
Soybean Oil Options	3	13,200,000 Pounds	$0.55 - $0.61 per Pound	Apr 2011 - Jun 2011	Jun 2011 - Dec 2011
Corn Swap	1	625,000 Bushels	$5.47 - $6.41 per Bushel	Mar 2011	Mar 2012
Wheat Swaps	4	955,000 Bushels	$7.39 - $9.40 per Bushel	Mar 2011	Feb 2011 - Mar 2012

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 26, 2011 and December 26, 2010.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value As of June 26, 2011	Balance Sheet Location	Fair Value As of June 26, 2011
Derivatives designated as hedging instruments
Interest Rate Contracts		$—	Accrued liabilities	$1,157
		—	Other long-term liabilities	18,245
Foreign Exchange Contracts		—	Accrued liabilities	$1,267

		—	Other long-term liabilities	148

Total derivatives designated as hedging instruments		$—		$20,817

Derivatives not designated as hedging instruments
Diesel Fuel Contracts	Other current assets	$240		$—
Natural Gas Contracts	Other current assets	22		—
Corn Contracts	Other current assets	34		—
Wheat Contracts		—	Accrued liabilities	1,724
Soybean Oil Contracts		—	Accrued liabilities	287

Total derivatives not designated as hedging instruments		$296		$2,011

	Balance Sheet Location	Fair Value As of December 26, 2010	Balance Sheet Location	Fair Value As of December 26, 2010
Derivatives designated as hedging instruments
Interest Rate Contracts		$—	Accrued liabilities	$3,300
		—	Other long-term liabilities	23,346
Foreign Exchange Contracts		—	Accrued liabilities	1,100

Total derivatives designated as hedging instruments		$—		$27,746

Derivatives not designated as hedging instruments
Diesel Fuel Contracts	Other current assets	$380		$—
Natural Gas Contracts	Other current assets	28		—

Total derivatives not designated as hedging instruments		$408		$—

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations and Accumulated other comprehensive (loss) income for the three and six months ending June 26, 2011 and June 27, 2010.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCI on Derivative (Effective Portion)	Effective portion reclassified from AOCI to:	Reclassified from AOCI into Earnings (Effective Portion)	Ineffective portion recognized in Earnings on:	Recognized in Earnings on Derivative (Ineffective Portion)
Interest Rate Contracts	$(1,482)	Interest expense	$(6,584)	Interest expense	$(46)
Foreign Exchange Contracts	221	Cost of products sold	(799)	Cost of products sold	41

Three months ended June 26, 2011	$(1,261)		$(7,383)		$(5)

Interest Rate Contracts	$(3,940)	Interest expense	$(12,317)	Interest expense	$(8)
Foreign Exchange Contracts	(1,747)	Cost of products sold	(1,305)	Cost of products sold	127

Six months ended June 26, 2011	$(5,687)		$(13,622)		$119

Interest Rate Contracts	$(6,031)	Interest expense	$(5,008)	Interest expense	$—
Foreign Exchange Contracts	615	Cost of products sold	(772)	Cost of products sold	16

Three months ended June 27, 2010	$(5,416)		$(5,780)		$16

Interest Rate Contracts	$(16,639)	Interest expense	$(10,452)	Interest expense	$—
Foreign Exchange Contracts	(477)	Cost of products sold	(1,365)	Cost of products sold	35

Six months ended June 27, 2010	$(17,116)		$(11,817)		$35

Derivatives Not Designated as Hedging Instruments		Recognized in Earnings on:	Recognized in Earnings on Derivative
Natural Gas Contracts		Cost of products sold	$(16)
Soybean Oil Contracts		Cost of products sold	(360)
Corn Contracts		Cost of products sold	34
Wheat Contracts		Cost of products sold	(1,724)
Diesel Contracts		Cost of products sold	(77)

Three months ended June 26, 2011			$(2,143)

Natural Gas Contracts		Cost of products sold	$(10)
Soybean Oil Contracts		Cost of products sold	(417)
Corn Contracts		Cost of products sold	34
Wheat Contracts		Cost of products sold	(1,724)
Diesel Contracts		Cost of products sold	1,591

Six months ended June 26, 2011			$(526)

Natural Gas Contracts		Cost of products sold	$61
Diesel Contracts		Cost of products sold	(1,381)

Three months ended June 27, 2010			$(1,320)

Natural Gas Contracts		Cost of products sold	$(380)
Diesel Contracts		Cost of products sold	(1,046)

Six months ended June 27, 2010			$(1,426)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Credit-risk-related Contingent Features

The Company has agreements with certain counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of June 26, 2011, the Company has not posted any collateral related to these agreements. If the Company had breached this provision at June 26, 2011, it could have been required to settle its obligations under the agreements at their termination value, which differs from the recorded fair value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk contingent features as of June 26, 2011 and December 26, 2010.

June 26, 2011

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(19,514)	$251	$(1,743)	$(17,520)
	Foreign Exchange Contracts	(923)	38		(885)
	Diesel Fuel Contracts	240	—		240
	Natural Gas Contracts	22	—		22
	Corn Contracts	34	—		34
	Wheat Contracts	(1,724)	—		(1,724)
	Soybean Oil Contracts	(287)	—		(287)
Credit Suisse	Interest Rate Contracts	(2,299)	38	(379)	(1,882)
	Foreign Exchange Contracts	(540)	10		(530)

Total		$(24,991)	$337	$(2,122)	$(22,532)

December 26, 2010

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(26,519)	$614	$(1,178)	$(24,727)
	Foreign Exchange Contracts	(678)	18		(660)
	Diesel Fuel Contracts	380	—		380
	Natural Gas Contracts	28	—		28
Credit Suisse	Interest Rate Contracts	(1,980)	61	—	(1,919)
	Foreign Exchange Contracts	(457)	17		(440)

Total		$(29,226)	$710	$(1,178)	$(27,338)

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

Lehman Brothers Special Financing

On June 4, 2010 Lehman Brothers Special Financing (LBSF) initiated a claim against the Company in LBSF’s bankruptcy proceeding for an additional payment from the Company of $19.7 million, related to certain derivative contracts which the Company had earlier terminated due to LBSF’s default as a result of its bankruptcy filing in 2008. On May 31, 2011, the Company and LBSF agreed in principle to a settlement of LBSF’s June 4, 2010 claim. Under the terms of the settlement, the Company will make a payment of $8.5 million in return for LBSF’s release of its claim.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

12. Related Party Transactions

At the closing of the Blackstone Transaction, the Company entered into an advisory agreement with an affiliate of The Blackstone Group pursuant to which such entity or its affiliates provide certain strategic and structuring advice and assistance to us. In addition, under this agreement, affiliates of The Blackstone Group provides certain monitoring, advisory and consulting services to the Company for an aggregate annual management fee equal to the greater of $2,500 or 1.0% of Consolidated EBITDA (as defined in the credit agreement governing the Company’s Senior Secured Credit Facility). Affiliates of Blackstone also receive reimbursement for out-of-pocket expenses. Expenses relating to the management fee were $1,150 and $2,338 in the three and six months ended June 26, 2011, respectively. Expenses relating to the management fee were $1,125 and $2,250 in the three and six months ended June 27, 2010, respectively. The Company reimbursed the Blackstone group out-of-pocket expenses totaling $55 in the three and six months ended June 27, 2010, respectively. There were no out-of-pocket expenses reimbursed to The Blackstone Group in the three and six months ended June 26, 2011.

Supplier Costs

Graham Packaging, which is controlled by affiliates of The Blackstone Group, supplies packaging for some of the Company’s products. Purchases from Graham Packaging were $3,146 and $4,944 for the three and six months ended June 26, 2011, respectively. Purchases from Graham Packaging were $1,783 and $3,560 for the three and six months ended June 27, 2010, respectively. In June 2011, Graham Packaging signed a definitive merger agreement, under which they will be acquired by Reynolds Group Holdings. This transaction has not closed as of the date of this report.

Customer Purchases

Performance Food Group, which is controlled by affiliates of The Blackstone Group, is a food service supplier that purchases products from the Company. Sales to Performance Food Group were $1,200 and $2,400 in the three and six months ended June 26, 2011, respectively. Sales to Performance Food Group were $1,516 and $3,086 in the three and six months ended June 27, 2010, respectively.

Interest Expense

For the three and six months ended June 26, 2011, fees and interest expense recognized in the Consolidated Statement of Operations for debt to the related party Blackstone Advisors L.P. totaled $1,435 and $2,794, respectively. For the three and six months ended June 27, 2010, fees and interest expense recognized in the Consolidated Statement of Operations for debt to the related party Blackstone Advisors L.P. totaled $872 and $1,399, respectively.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

13. Segments

The Company is organized into three operating segments: Birds Eye Frozen, Duncan Hines Grocery and Specialty Foods. Our United States retail frozen vegetables (Birds Eye®), multi-serve frozen dinners and entrées (Birds Eye Voila!®), single-serve frozen dinners and entrées (Hungry-Man®, Swanson®), frozen seafood (Van de Kamp’s®, Mrs. Paul’s®), frozen breakfast (Aunt Jemima®), bagels (Lender’s®), and frozen pizza (Celeste®) are reported in the Birds Eye Frozen segment. Our baking mixes and frostings (Duncan Hines®), shelf-stable pickles, peppers and relish (Vlasic®), barbeque sauces (Open Pit®), pie fillings (Comstock®, Wilderness®), syrups (Mrs. Butterworth’s®, Log Cabin®), salad dressing (Bernstein’s®), canned meat (Armour®, Nalley®, Brooks®) and all Canadian Operations are reported in the Duncan Hines Grocery segment. The Specialty Foods segment consists of snack products (Tim’s Cascade®, Snyder of Berlin®) and our food service and private label businesses. Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets and assets held for sale. Unallocated corporate expenses consist of corporate overhead such as executive management, finance and legal functions, the costs to integrate the Birds Eye Foods Acquisition and a onetime charge of $8.5 million related to our settlement with LBSF. For further information on the LBSF settlement see Note 11 to the Consolidated Financial Statements for Commitments and Contingencies.

	Three months ended		Six months ended
SEGMENT INFORMATION	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010

Net sales
Birds Eye Frozen	$254,145	$230,647	$548,391	$555,047
Duncan Hines Grocery	251,187	244,425	465,334	470,565
Specialty Foods	96,692	101,008	194,610	206,904

Total	$602,024	$576,080	$1,208,335	$1,232,516

Earnings before interest and taxes
Birds Eye Frozen	$34,167	$35,623	$79,609	$65,035
Duncan Hines Grocery	32,517	35,185	68,909	72,068
Specialty Foods	6,409	7,415	14,758	12,873
Unallocated corporate expenses	(14,148)	(7,825)	(19,568)	(17,484)

Total	$58,945	$70,398	$143,708	$132,492

Depreciation and amortization
Birds Eye Frozen	$10,303	$8,085	$18,286	$17,245
Duncan Hines Grocery	8,054	5,860	16,484	11,721
Specialty Foods	4,135	4,854	8,132	9,711

Total	$22,492	$18,799	$42,902	$38,677

Capital expenditures*
Birds Eye Frozen	$23,985	$12,790	$33,686	$22,223
Duncan Hines Grocery	7,912	8,612	12,340	12,464
Specialty Foods	4,344	2,774	6,085	4,845

Total	$36,241	$24,176	$52,111	$39,532

GEOGRAPHIC INFORMATION

Net sales
United States	$594,536	$567,401	$1,195,100	$1,218,736
Canada	22,948	22,537	41,803	38,786
Intercompany	(15,460)	(13,858)	(28,568)	(25,006)

Total	$602,024	$576,080	$1,208,335	$1,232,516

*	Includes new capital leases.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

SEGMENT INFORMATION	June 26, 2011	December 26, 2010

Total assets
Birds Eye Frozen	$2,043,271	$2,004,956
Duncan Hines Grocery	1,971,559	1,963,939
Specialty Foods	450,281	440,693
Corporate	77,078	82,028

Total	$4,542,189	$4,491,616

GEOGRAPHIC INFORMATION

Long-lived assets
United States	$462,851	$447,014
Canada	47	54

Total	$462,898	$447,068

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

14. Income Taxes

The provision/(benefit) for income taxes and related effective tax rates for the three months and six months ended June 26, 2011 and June 27, 2010 were as follows:

	Three months ended		Six months ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Current income tax provision/(benefit)	$728	$2,781	$1,040	$9,786
Deferred income tax provision/(benefit)	(1,357)	10	11,594	(3,955)

Provision (benefit) for income taxes	$(629)	$2,791	$12,634	$5,831

Effective rate	-9.0%	16.5%	31.2%	24.4%

Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

During the three and six months ended June 26, 2011, various jurisdictions enacted legislative changes which effected the amounts at which our deferred tax assets and liabilities will reverse. Such rate changes resulted in net benefit of $3,360 and $2,777, respectively, to the tax provision and a corresponding decrease of $3,360 and $2,777 to our net deferred tax liabilities for the three and six months ended June 26, 2011. Additionally, the Company announced plans to consolidate its Fulton, NY plant operations into other operating plants and has concluded that this event is not expected to have a significant impact on income taxes during the year ending December 25, 2011.

As previously reported, during the three and six months ended June 27, 2010, the Company recorded an out of period adjustment to correct an error in the tax effects of Accumulated Other Comprehensive Loss. This adjustment reduced the provision for income taxes by $4,100 and $3,700, respectively. Accordingly, Accumulated Other Comprehensive Loss was increased by the related effect of this adjustment. This adjustment was not material to any of the affected periods.

The Company regularly evaluates its deferred tax assets for future realization. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change.

As of June 26, 2011 and June 27, 2010, we maintained a valuation allowance for certain state net operating loss carryovers, state tax credit carryovers and foreign loss carryovers. For the three and six months ended June 26, 2011, a charge of $566 and $443, respectively, was recognized to the income tax provision, principally related to certain state credit carryovers, changes due to the aforementioned tax laws and plant consolidation.

The Company’s liability for unrecognized tax benefits (“UTB”) as of June 26, 2011 is $13,663. The amount, if recognized, that would impact the effective tax rate as of June 26, 2011 was $3,385. The amount of UTB classified as a long-term liability on the Consolidated Balance Sheet was $2,209. From time to time, various taxing authorities may audit the Company’s tax returns. It is reasonably possible that a decrease in the UTB of up to $3,637 may occur within the next twelve months due to the lapse of certain statute of limitations or resolution of uncertainties.

Subsequent to the June 26, 2011 balance sheet date, the Internal Revenue Service (“IRS”) completed its examination of the Birds Eye Foods, Inc. and Subsidiaries tax periods ended June 27, 2009 and December 23, 2009 and the impact is not expected to be significant to the financial statements during the year ending December 25, 2011.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

15. Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively and becomes effective in the first quarter of 2012. The Company anticipates that the adoption of this standard will change the presentation of its consolidated financial statements but will have no impact on the determination of net earnings.

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

The following consolidating financial information presents:

(1)	(a) Consolidating balance sheets as of June 26, 2011 and December 26, 2010.

(b) The related consolidating statements of operations for the Company, all guarantor subsidiaries and the non- guarantor subsidiaries for the following:

 i. Three and six months ended June 26, 2011.

ii. Three and six months ended June 27, 2010.

(c) The related consolidating statements of cash flows for the Company, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:

 i. Six months ended June 26, 2011.

ii. Six months ended June 27, 2010.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC
Consolidating Balance Sheet
June 26, 2011
	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$164,727	$—	$—	$164,727
Accounts receivable, net	—	142,335	10,934	—	153,269
Intercompany accounts receivable	—	54,682	—	(54,682)	—
Inventories, net	—	325,606	6,129	—	331,735
Other current assets	2,495	8,612	819	—	11,926
Deferred tax assets	—	36,346	—	—	36,346

Total current assets	2,495	732,308	17,882	(54,682)	698,003

Plant assets, net	—	462,851	47	—	462,898
Investment in subsidiaries	1,787,816	7,235	—	(1,795,051)	—
Intercompany note receivable	1,822,679	—	—	(1,822,679)	—
Tradenames	—	1,629,812	—	—	1,629,812
Other assets, net	36,100	150,981	—	—	187,081
Deferred tax assets	181,749	—	—	(181,749)	—
Goodwill	—	1,564,395	—	—	1,564,395

Total assets	$3,830,839	$4,547,582	$17,929	$(3,854,161)	$4,542,189

Current liabilities:
Short-term borrowings	$—	$492	$—	$—	$492
Current portion of long-term obligations	8,797	2,144	—	—	10,941
Accounts payable	—	135,547	1,918	—	137,465
Intercompany accounts payable	52,659	—	2,023	(54,682)	—
Accrued trade marketing expense	—	29,639	6,253	—	35,892
Accrued liabilities	43,472	107,320	500	—	151,292
Accrued income taxes	—	—	—	—	—

Total current liabilities	104,928	275,142	10,694	(54,682)	336,082

Long-term debt	2,779,505	11,543	—	—	2,791,048
Intercompany note payable	—	1,822,679	—	(1,822,679)	—
Pension and other postretirement benefits	—	72,158	—	—	72,158
Other long-term liabilities	18,393	17,535	—	—	35,928
Deferred tax liabilities	—	560,709	—	(181,749)	378,960

Total liabilities	2,902,826	2,759,766	10,694	(2,059,110)	3,614,176

Commitments and contingencies (note 11)

Shareholder’s equity:
Common stock and other equity	$—	$—	$—	$—	—
Additional paid-in-capital	697,404	1,284,155	2,324	(1,286,479)	697,404
Retained earnings	275,183	527,531	6,320	(533,851)	275,183
Accumulated other comprehensive loss	(44,574)	(23,870)	(1,409)	25,279	(44,574)

Total shareholder’s equity	928,013	1,787,816	7,235	(1,795,051)	928,013

Total liabilities and shareholder’s equity	$3,830,839	$4,547,582	$17,929	$(3,854,161)	$4,542,189

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC
Consolidated Statement of Operations
For the three months ended June 26, 2011
	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$594,536	$22,948	$(15,460)	$602,024
Cost of products sold	(2)	456,560	19,023	(15,234)	460,347

Gross profit	2	137,976	3,925	(226)	141,677

Operating expenses
Marketing and selling expenses	120	44,537	1,970	—	46,627
Administrative expenses	1,311	19,927	896	—	22,134
Research and development expenses	9	2,058	—	—	2,067
Intercompany royalties	—	—	26	(26)	—
Intercompany technical service fees	—	—	200	(200)	—
Other expense (income), net	—	11,904	—	—	11,904
Equity in (earnings) loss of investees	(22,357)	(617)	—	22,974	—

Total operating expenses	(20,917)	77,809	3,092	22,748	82,732

Earnings before interest and taxes	20,919	60,167	833	(22,974)	58,945

Intercompany interest (income) expense	(28,789)	28,789	—	—	—
Interest expense	51,657	399	—	—	52,056
Interest income	—	63	—	—	63

Earnings (loss) before income taxes	(1,949)	31,042	833	(22,974)	6,952
Provision (benefit) for income taxes	(9,530)	8,685	216	—	(629)

Net earnings	$7,581	$22,357	$617	$(22,974)	$7,581

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC
Consolidated Statement of Operations
For the six months ended June 26, 2011
	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,195,100	$41,803	$(28,568)	$1,208,335
Cost of products sold	(75)	904,684	36,798	(28,144)	913,263

Gross profit	75	290,416	5,005	(424)	295,072

Operating expenses
Marketing and selling expenses	241	84,650	3,567	—	88,458
Administrative expenses	2,647	38,735	1,748	—	43,130
Research and development expenses	18	4,043	—	—	4,061
Intercompany royalties	—	—	38	(38)	—
Intercompany technical service fees	—	—	386	(386)	—
Other expense (income), net	—	15,715	—	—	15,715
Equity in (earnings) loss of investees	(56,276)	464	—	55,812	—

Total operating expenses	(53,370)	143,607	5,739	55,388	151,364

Earnings (loss) before interest and taxes	53,445	146,809	(734)	(55,812)	143,708

Intercompany interest (income) expense	(58,429)	58,429	—	—	—
Interest expense	102,502	881	—	—	103,383
Interest income	—	141	1	—	142

Earnings (loss) before income taxes	9,372	87,640	(733)	(55,812)	40,467
Provision (benefit) for income taxes	(18,461)	31,364	(269)	—	12,634

Net earnings	$27,833	$56,276	$(464)	$(55,812)	$27,833

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Consolidating Statement of Cash Flows For the six months ended June 26, 2011
	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net earnings	$27,833	$56,276	$(464)	$(55,812)	$27,833
Non-cash charges (credits) to net earnings
Depreciation and amortization	—	42,898	4	—	42,902
Amortization of discount on term loan	603	—	—	—	603
Amortization of debt acquisition costs	5,192	—	—	—	5,192
Amortization of deferred mark-to-market adjustment on terminated swap	1,212	—	—	—	1,212
Plant asset impairment charges	—	1,286	—	—	1,286
Change in value of financial instruments	1,772	144	—	—	1,916
Equity in loss (earnings) of investees	(56,276)	464	—	55,812	—
Stock-based compensation charges	—	600	—	—	600
Postretirement healthcare benefits	—	28	—	—	28
Pension expense, net of contributions	—	(6,476)	—	—	(6,476)
Other long-term liabilities	2,070	(3,983)	—	—	(1,913)
Other long-term assets	148	(70)	—	—	78
Deferred income taxes	(18,461)	30,201	(146)	—	11,594
Changes in working capital, net of acquisitions
Accounts receivable	—	(3,392)	(4,149)	—	(7,541)
Intercompany accounts receivable/payable	—	2,612	(2,612)	—	—
Inventories	—	(1,300)	(125)	—	(1,425)
Accrued trade marketing expense	—	(14,025)	2,375	—	(11,650)
Accounts payable	—	21,373	(262)	—	21,111
Accrued liabilities	(4,242)	13,064	(320)	—	8,502
Other current assets	(2,942)	5,213	(706)	—	1,565
Accrued income taxes	—	(10)	(197)	—	(207)

Net cash provided by (used in) operating activities	(43,091)	144,903	(6,602)	—	95,210

Cash flows from investing activities
Intercompany accounts receivable/payable	(95,192)	—	—	95,192	—
Repayments of intercompany loans	138,813	—	—	(138,813)	—
Capital expenditures	—	(51,606)	—	—	(51,606)
Sale of plant assets	—	7,900	—	—	7,900

Net cash (used in) provided by investing activities	43,621	(43,706)	—	(43,621)	(43,706)

Cash flows from financing activities
Proceeds from short-term borrowing	—	484	—	—	484
Repayments of short-term borrowing	—	(1,583)	—	—	(1,583)
Intercompany accounts receivable/payable	—	95,192	—	(95,192)	—
Repayments of intercompany loans	—	(138,813)	—	138,813	—
Repayment of capital lease obligations	—	(1,074)	—	—	(1,074)
Debt acquisition costs	(67)	—	—	—	(67)
Change in bank overdrafts	—	—	429	—	429
Equity contributions	543	—	—	—	543
Reduction of equity contributions	(1,006)	—	—	—	(1,006)

Net cash (used in) provided by financing activities	(530)	(45,794)	429	43,621	(2,274)

Effect of exchange rate changes on cash	—	—	211	—	211

Net change in cash and cash equivalents	—	55,403	(5,962)	—	49,441
Cash and cash equivalents - beginning of period	—	109,324	5,962	—	115,286

Cash and cash equivalents - end of period	$—	$164,727	$—	$—	$164,727

Supplemental disclosures of cash flow information:
Interest paid	$95,716	$880	$—	$—	$96,596
Interest received	—	141	1	—	142
Income taxes paid (refunded)	—	(4,308)	512	—	(3,796)
Non-cash investing and financing activities:
New capital leases	—	505	—	—	505

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC
Consolidating Statement of Cash Flows
For the six months ended June 27, 2010
	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating activities
Net earnings from operations	$18,104	$46,156	$498	$(46,654)	$18,104
Non-cash charges (credits) to net earnings
Depreciation and amortization	—	38,671	6	—	38,677
Amortization of discount on term loan	1,374	—	—	—	1,374
Amortization of debt acquisition costs	6,582	—	—	—	6,582
Amortization of deferred mark-to-market adjustment on terminated swap	1,829	—	—	—	1,829
Change in value of financial instruments	(35)	1,286	—	—	1,251
Equity in loss (earnings) of investees	(46,156)	(498)	—	46,654	—
Stock-based compensation charges	—	410	—	—	410
Postretirement healthcare benefits	—	(24)	—	—	(24)
Pension expense net of contributions	—	(464)	—	—	(464)
Other long-term liabilities	—	1,276	—	—	1,276
Other long-term assets	—	156	—	—	156
Deferred income taxes	(21,617)	17,660	—	—	(3,957)
Changes in working capital, net of acquisition
Accounts receivable	—	4,802	(2,315)	—	2,487
Intercompany accounts receivable/payable	—	970	(970)	—	—
Inventories	—	92,739	946	—	93,685
Accrued trade marketing expense	—	(10,397)	956	—	(9,441)
Accounts payable	—	(8,383)	313	—	(8,070)
Accrued liabilities	13,406	(25)	(54)	—	13,327
Other current assets	(1,368)	(3,623)	341	—	(4,650)

Net cash provided by operating activities	(27,881)	180,712	(279)	—	152,552

Cash flows from investing activities
Intercompany accounts receivable/payable	(36,010)			36,010	—
Repayments of intercompany loans	94,040	—	—	(94,040)	—
Capital expenditures	—	(37,534)	—	—	(37,534)

Net cash used in investing activities	58,030	(37,534)	—	(58,030)	(37,534)

Cash flows from financing activities
Change in bank overdrafts	—	(14,305)	—	—	(14,305)
Repayment of capital lease obligations	—	(876)	—	—	(876)
Intercompany accounts receivable/payable	—	36,010	—	(36,010)	—
Repayments of intercompany loans	—	(94,040)	—	94,040	—
Repayment of notes receivable from officers	565	—	—	—	565
Equity contributions	350	—	—	—	350
Repurchases of equity	(904)	—	—	—	(904)
Debt acquisition costs	(17)	—	—	—	(17)
Proceeds from short-term borrowing	—	497	—	—	497
Repayments of short-term borrowing	—	(1,350)	—	—	(1,350)
Repayments of long term obligations	(30,143)	—	—	—	(30,143)

Net cash provided by (used in) financing activities	(30,149)	(74,064)	—	58,030	(46,183)

Effect of exchange rate changes on cash	—	—	118	—	118
					—
Net change in cash and cash equivalents	—	69,114	(161)	—	68,953
Cash and cash equivalents - beginning of period	—	68,249	5,625	—	73,874

Cash and cash equivalents - end of period	$—	$137,363	$5,464	$—	$142,827

Supplemental disclosures of cash flow information:
Interest paid	$83,628	$446	$—	$—	$84,074
Interest received	20	137	—	—	157
Income taxes paid	—	5,850	8	—	5,858
Non-cash investing activity:
Capital lease additions	—	(1,998)	—	—	(1,998)

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading producer, marketer and distributor of high quality, branded food products. In the first quarter of 2010, we implemented a reorganization of the Company’s products into three operating segments: Birds Eye Frozen, Duncan Hines Grocery and Specialty Foods. Our United States retail frozen vegetables (Birds Eye®), multi-serve frozen dinners and entrées (Birds Eye Voila!®), single-serve frozen dinners and entrées (Hungry-Man®, Swanson®), frozen seafood (Van de Kamp’s®, Mrs. Paul’s®), frozen breakfast (Aunt Jemima®), bagels (Lender’s®), and frozen pizza (Celeste®) are reported in the Birds Eye Frozen Division. Our baking mixes and frostings (Duncan Hines®), shelf-stable pickles, peppers and relish (Vlasic®), barbeque sauces (Open Pit®), pie fillings (Comstock®, Wilderness®), syrups (Mrs. Butterworth’s®, Log Cabin®), salad dressing (Bernstein’s®), canned meat (Armour®, Nalley®, Brooks®) and all Canadian Operations are reported in the Duncan Hines Grocery Division. The Specialty Foods Division consists of snack products (Tim’s Cascade®, Snyder of Berlin®) and our food service and private label businesses. We refer to the sum of our Birds Eye Frozen segment and our Duncan Hines Grocery segment as our North American retail businesses. Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets and assets held for sale. Unallocated corporate expenses consist of corporate overhead such as executive management, and finance and legal functions and the costs to integrate the Birds Eye Foods Acquisition and a onetime charge of $8.5 million related to our settlement with LBSF. For further information on the LBSF settlement see Note 11 to the Consolidated Financial Statements for Commitments and Contingencies. Product contribution is defined as gross profit less direct to consumer advertising and marketing expenses, selling commissions and direct brand marketing overhead expenses.

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

Industry Factors

Our industry is characterized by the following general trends:

•

Industry Growth. Growth in our industry is driven primarily by population and product selling price increases and changes in consumption between out-of-home and in-home eating. Incremental growth is principally driven by product, packaging and process innovation.

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

Revenue Factors

Our net sales are driven principally by the following factors:

•	Gross Sales, which change as a function of changes in volume and list price; and

•	the costs that we deduct from gross sales to reach net sales, which consist of:

•	Cash discounts, returns and other allowances.

•	Trade marketing expenses, which include the cost of temporary price reductions (“on sale” prices), promotional displays and advertising space in store circulars.

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

Cost Factors

Our important costs include the following:

•

Raw materials, such as sugar, cucumbers, broccoli, corn, peas, green beans, carrots, flour (wheat), poultry, seafood, vegetable oils, shortening, meat and corn syrup, among others, are available from numerous independent suppliers but are subject to price fluctuations due to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, weather conditions and insects, among others.

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

Other Factors

Other factors that have influenced our results of operations and may do so in the future include:

•

Interest Expense. As a result of the acquisition of the Company by Blackstone (the Blackstone Transaction) and the Birds Eye Foods Acquisition, we have significant indebtedness. Although we expect to reduce our leverage over time, we expect interest expense to continue to be a significant component of our expenses. See “Liquidity and Capital Resources.”

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

•

Impairment of Goodwill, Tradenames and Long-Lived Assets. We test our goodwill and intangible assets annually or more frequently (if necessary) for impairment and have recorded impairment charges in recent years. The value of goodwill and intangibles from the allocation of purchase price from the Blackstone Transaction and the Birds Eye Foods Acquisition is derived from our business operating plans at that time and is therefore susceptible to an adverse change that could require an impairment charge. During the fourth quarter of 2010, we recognized an impairment of $29.0 million in our Hungry-Man® trade name as a result of reduced long-term sales growth forecasts for the brand.

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

The following table summarizes restructuring charges related to the Rochester, NY office which were recorded during the three and six months ended June 26, 2011 and June 27, 2010 and include employee termination and lease termination costs.

	Three months ended		Six months ended
	June 26,	June 27,	June 26,	June 27,
	2011	2010	2011	2010
Birds Eye Frozen	$(0.2)	$1.3	$(0.1)	$7.4
Duncan Hines Grocery	0.0	0.3	0.0	1.9
Specialty Foods	0.0	0.2	0.0	1.2

	$(0.2)	$1.8	$(0.1)	$10.5

Tacoma, WA Plant

On December 3, 2010, in an effort to improve our supply chain operations, we announced the closure of our Tacoma plant and the consolidation of production in our Ft. Madison plant and recorded employee termination benefits of $1.5 million. The Tacoma plant ceased production in June 2011 and the closure will result in the termination of approximately 160 employees. In addition to termination benefits, we recorded asset retirement obligations of $1.0 million at Tacoma which were capitalized and depreciated over the remaining useful life of the plant. We recorded accelerated depreciation costs of $2.0 million and $4.8 million in the three and six months ended June 26, 2011. In addition, we recorded asset impairment charges of $1.3 million in the three and six months ended June 26, 2011, upon ceasing use of the facility at the end of the second quarter. All restructuring charges related to the closure of the Tacoma, WA plant are recorded in the Duncan Hines Grocery segment.

Fulton, NY Plant

On April 15, 2011, we announced plans to consolidate the Birds Eye® brand’s Fulton, NY plant operations into the Darien, WI and Waseca, MN facilities in order to locate vegetable processing closer to the crop growing region and thus reduce the related freight costs. The Fulton facility is currently expected to close at the end of 2011 and will result in the termination of approximately 270 employees. We recorded termination costs of $1.9 million in the three and six months ended June 26, 2011. In addition, we recorded accelerated depreciation costs of $2.6 million in the three and six months ended June 26, 2011. All restructuring charges related to the closure of the Fulton, NY plant are recorded in the Birds Eye Frozen segment.

Results of Operations:

Consolidated Statements of Operations

The following tables set forth statement of operations data expressed in dollars and as a percentage of net sales.

	Three months ended				Six months ended
	June 26,		June 27,		June 26,		June 27,
	2011		2010		2011		2010
Net sales	$602.0	100.0%	$576.1	100.0%	$1,208.3	100.0%	$1,232.5	100.0%
Cost of products sold	460.3	76.5%	434.1	75.4%	913.2	75.6%	934.8	75.8%

Gross profit	141.7	23.5%	142.0	24.6%	295.1	24.4%	297.7	24.2%
Operating expenses:
Marketing and selling expenses	46.6	7.7%	38.5	6.7%	88.5	7.3%	91.3	7.4%
Administrative expenses	22.2	3.7%	26.6	4.6%	43.1	3.6%	60.5	4.9%
Research and development expenses	2.1	0.3%	2.2	0.4%	4.1	0.3%	4.6	0.4%
Other expense (income), net	11.9	2.0%	4.3	0.7%	15.7	1.3%	8.8	0.7%

Total operating expenses	$82.8	13.7%	$71.6	12.4%	$151.4	12.5%	$165.2	13.4%

Earnings before interest and taxes	$58.9	9.8%	$70.4	12.2%	$143.7	11.9%	$132.5	10.8%

	Three months ended		Six months ended
	June 26,	June 27,	June 26,	June 27,
	2011	2010	2011	2010
Net sales
Birds Eye Frozen	$254.1	$230.7	$548.4	$555.0
Duncan Hines Grocery	251.2	244.4	465.3	470.6
Specialty Foods	96.7	101.0	194.6	206.9

Total	$602.0	$576.1	$1,208.3	$1,232.5

Earnings before interest and taxes
Birds Eye Frozen	$34.2	$35.6	$79.6	$65.0
Duncan Hines Grocery	32.5	35.2	68.9	72.1
Specialty Foods	6.4	7.4	14.8	12.9
Unallocated corporate expenses	(14.2)	(7.8)	(19.6)	(17.5)

Total	$58.9	$70.4	$143.7	$132.5

Depreciation and amortization
Birds Eye Frozen	$10.3	$8.1	$18.3	$17.2
Duncan Hines Grocery	8.1	5.8	16.5	11.7
Specialty Foods	4.1	4.8	8.1	9.7

Total	$22.5	$18.7	$42.9	$38.6

Three months ended June 26, 2011 compared to three months ended June 27, 2010

Net sales

Net sales were $602.0 million for the three months ended June 27, 2011 compared to $576.1 million in the comparable prior year period, a 4.5% increase. Net sales in our North American retail businesses were up 6.9%, excluding the impact of the exited Birds Eye® Steamfresh® meals and U. S. Swanson® meals businesses. The increase in sales is primarily attributable to three things. First, we introduced several new products during the first quarter of 2011, including new varieties of Birds Eye® Steamfresh® vegetables, Birds Eye® Voila! ® complete bagged meals, Mrs. Paul’s® and Van de Kamp’s® seafood products, and Hungry-Man® frozen dinners in the United States, as well as Swanson® Skillet complete bagged meals in Canada. Second, we have made significant consumer advertising investments during the quarter. Third, the Easter holiday occurred three weeks later in 2011 compared to 2010, shifting a portion of sales into the second quarter. We have increased our published selling prices across our portfolio in order to help offset inflation, but the net pricing realization typically lags the announced list pricing action. However, we have experienced sequential improvement in realization in the second quarter and expect greater improvement in the second half of the year.

In the quarter, Birds Eye® Steamfresh®, Mrs. Paul’s®, Van de Kamp’s® and Duncan Hines® all experienced significant sales increases driven by the timing of the Easter Holiday. Birds Eye® Voila! also increased sales substantially, driven by new product launches and increased consumer activity. We grew or held market share compared to the second quarter of 2010 in brands representing approximately 72% of our product contribution, a significant improvement from the first quarter.

Birds Eye Frozen Segment:

Net sales in the three months ended June 26, 2011 were $254.1 million, an increase of $23.4 million or 10.1% from the prior year. The increase is primarily attributable to higher sales in our Birds Eye® Steamfresh®, Mrs. Paul’s® and Van de Kamp’s® brands, driven by the timing of the Easter Holiday and the new product introductions. Birds Eye® Voila! also increased sales substantially, driven by new product launches and increased consumer activity. These increases are partially offset by lower sales in our Aunt Jemima® frozen breakfast products as a result of increased competition in 2011 compared to 2010 when a competitor’s supply disruption caused a product shortage for the category.

Duncan Hines Grocery Segment:

Net sales in the three months ended June 26, 2011 were $251.2 million, an increase of $6.8 million or 2.8% from the prior year. The increase is primarily attributable to higher sales in our Duncan Hines® brand resulting from the timing of the Easter holiday as well as our consumer marketing efforts. Also contributing to the increase were higher sales of our Armour brand, resulting from sales increases in the discount channel.

Specialty Foods Segment:

Net sales in the three months ended June 26, 2011 were $96.7 million, a decrease of $4.3 million or 4.3% from the prior year. The decrease is primarily attributable to lower sales in our food service business driven by our decision to emphasize higher margin branded products.

Gross profit.

Gross profit for the three months ended June 26, 2011 was $141.7 million or 23.5% of net sales, compared to $142.0 million or 24.6% of net sales during the comparable prior year period. The primary driver of the decrease was higher commodity costs offset partially by pricing, improved manufacturing plant conversion costs as our productivity programs continue to yield benefits. Also contributing to the decrease in gross profit were higher trade spending due to promotions around the Easter holiday and non-recurring charges of $5.2 million and $3.6 million, respectively, related to the planned closures of our Fulton, NY and Tacoma, WA facilities. The Tacoma plant ceased manufacturing at the end of the second quarter and the execution of the transfer to the Fort Madison, IA plant has exceeded our internal expectations. The decreases were partially offset by a favorable variance resulting from $9.7 million of non-recurring expense recorded during the second quarter of 2010 related to the resale of inventory that was recorded at fair value during the Birds Eye acquisition. Excluding the restructuring and acquisition charges, gross profit was 25.0% and 26.3% of net sales, respectively, for the second quarter of 2011 and 2010.

Marketing and selling expenses.

Marketing and selling expenses were $46.6 million or 7.7% of net sales for the three months ended June 26, 2011, compared to $38.5 million or 6.7% of sales during the comparable prior year period. The increase is driven primarily by our Birds Eye® Steamfresh® and Birds Eye® Voila! brands, where we have made significant advertising investments behind our new product launches. Expenses also increased significantly in our Duncan Hines® brand, where we launched a new comprehensive consumer marketing campaign during the quarter. Advertising was also driven higher by the timing of the Easter holiday as we aligned our promotional activities with the Easter consumption period.

Administrative expenses

Administrative expenses were $22.2 million or 3.7% of net sales for the three months ended June 26, 2011, compared to $26.6 million or 4.6% of net sales during the comparable prior year period. The 2011 period is a lower percentage of net sales as we have realized synergies from the Birds Eye acquisition and the second quarter of 2010 included charges of $1.7 million for the termination benefits related to the closure of the Rochester, N.Y. office and $2.7 million of integration related expenses. Excluding these charges and expenses, administrative expenses were 3.9% of net sales in the first quarter of 2010.

Research and development expenses.

Research and development expenses were $2.1 million, or 0.3% of net sales, for the three months ended June 26, 2011, compared with $2.2 million, or 0.4% of net sales, in the comparable prior year period.

Other expense (income), net.

Other expense (income), net consists of the following:

	Three months ended
	June 26, 2011	June 27, 2010
Other expense (income), net consists of:
Amortization of intangibles/other assets	$4,043	$4,293
Birds Eye Acquisition merger-related costs	—	(7)
Lehman Brothers Specialty Financing Settlement	8,500	—
Gain on sale of the Watsonville, CA facility	(391)	—
Royalty expense (income), net and other	(248)	—

Total other expense (income), net	$11,904	$4,286

During the second quarter of 2010 Lehman Brothers Special Financing (LBSF) initiated a claim against the Company in LBSF’s bankruptcy proceeding for an additional payment from the Company of $19.7 million, related to certain derivative contracts which the Company had earlier terminated due to LBSF’s default as a result of its bankruptcy filing in 2008. During the second quarter of 2011, the Company and LBSF agreed in principle to a settlement of LBSF’s second quarter, 2010 claim. Under the terms of the settlement, the Company will make a payment of $8.5 million in return for LBSF’s full release of its claim.

Earnings before interest and taxes.

Earnings before interest and taxes were $59.0 million for the three months ended June 26, 2011, a decrease of $11.4 million or 16.2% from the comparable prior year period. The decrease was driven by an $8.1 million increase in marketing and selling expenses resulting from the new advertising campaigns, new product launch expenses and the timing of the Easter holiday. Also contributing to the decrease was the $8.5 million settlement of LBSF’s outstanding claim against us. The decreases are partially offset by lower administrative expenses driven by synergies and $4.4 million of non-recurring costs related to the Birds Eye integration during the second quarter of 2010. Excluding these items, earnings before interest and taxes increased by $0.8 million, which is primarily driven by increased sales, offset by higher commodity costs. This year, commodity costs are a significant challenge for our industry. To the extent possible, we are offsetting this inflation with our productivity programs and price increases to preserve our margins and returns.

Birds Eye Frozen Segment:

Earnings before interest and taxes were $34.2 million for the three months ended June 26, 2011, a decrease of $1.4 million or 3.9% from the comparable prior year period. This decrease was primarily driven by $5.2 million of costs related to the planned closure of our Fulton, NY manufacturing facility. We also incurred higher advertising expense driven by the timing of the Easter holiday and our new product launches. Higher commodity costs, partially offset by improved manufacturing performance also contributed to the decrease. Partially offsetting these decreases were higher net sales, driven by the Easter holiday.

Duncan Hines Grocery Segment:

Earnings before interest and taxes were $32.5 million for the three months ended June 26, 2011, a decrease of $2.7 million or 7.7% from the comparable prior year period. This decrease was primarily driven by $3.6 million of costs related to the planned closure of our Tacoma, WA manufacturing facility and higher advertising expenses resulting from our new Duncan Hines® advertising campaign. Higher commodity costs, offset by improved manufacturing performance also contributed to the decrease. Partially offsetting these decreases were higher net sales, driven by the Easter holiday.

Specialty Foods Segment:

Earnings before interest and taxes were $6.4 million for the three months ended June 26, 2011, a decrease of $1.0 million or 13.5% from the comparable prior year period. This decrease was primarily driven by lower net sales, combined with higher commodity costs.

Interest expense, net.

Interest expense, net was $52.0 million in the three months ended June 26, 2011, compared to $53.4 million in the three months ended June 27, 2010.

Included in interest expense, net, was $0.5 million and $0.8 million for the three months ended June 26, 2011 and the three months ended June 27, 2010, respectively, for the amortization of the cumulative mark-to-market adjustment for an interest rate swap that was de-designated for swap accounting in the fourth quarter of 2008 and subsequently terminated. The counterparty to the interest rate swap was Lehman Brothers Special Financing (“LBSF”), a subsidiary of Lehman Brothers, and the hedge was de-designed for swap accounting at the time of LBSF’s bankruptcy filing. At that time of de-designation, the cumulative mark to market adjustment was $11.5 million. As of June 26, 2011, the remaining unamortized balance is $1.4 million.

Excluding the impact of the item in the previous paragraph, the decrease in interest expense, net, was $1.0 million, of which $1.4 million was due to lower term loan debt levels due to payments made in 2010, $0.6 million impact of the August 2010 refinancing, $0.4 million due to lower interest rates on term loans, $0.4 million due to lower amortization of debt issue costs, and other decreases of $0.1 million, offset by increased losses on interest rate swap agreements of $1.9 million. Included in the interest expense, net, amount was $6.1 million and $4.2 million for the three months ended June 26, 2011 and the three months ended June 27, 2010, respectively, recorded from losses on interest rate swap agreements, a net change of $1.9 million. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the Accumulated other comprehensive (loss) income (“AOCI”) portion, are recorded as an adjustment to interest expense.

Provision (benefit) for income taxes.

The effective tax rate was -9.0% for the three months ended June 26, 2011, compared to 16.5% for the three months ended June 27, 2010. The effective rate difference was principally due to the benefit created by the changes in our effective state tax rate due to legislative changes enacted during the second quarter as well as the adjustment to the deferred tax assets related to Accumulated Other Comprehensive Loss in the three months ended June 27, 2010. For the three months ended June 26, 2011 and June 27, 2010 we maintained a valuation allowance against certain state net operating carryovers, state tax credits carryovers and foreign loss carryovers. See Note 14 to the Consolidated Financial Statements for Income Taxes.

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

Six months ended June 26, 2011 compared to six months ended June 27, 2010

Net sales

Net sales were $1,208.3 million for the six months ended June 27, 2011 compared to $1,232.5 million in the comparable prior year period, a 2.0% decrease. Net sales in our North American retail businesses were down 0.3%, excluding the impact of the exited Birds Eye® Steamfresh® meals and U. S. Swanson® meals businesses. We introduced several new products during the first quarter of 2011, including new varieties of Birds Eye® Steamfresh® vegetables, Birds Eye® Voila! ® complete bagged meals, Mrs. Paul’s® and Van de Kamp’s® seafood products, and Hungry-Man® frozen dinners in the United States, as well as Swanson® Skillet complete bagged meals in Canada. The new distribution expenses related to these product launches required a significant investment that impacted our net sales for the period. We have increased our published selling prices across our portfolio in order to help offset inflation, but the net pricing realization typically lags the announced list pricing action. However, we have experienced sequential improvement in realization throughout the first six months and expect greater improvement in the second half of the year.

In the first half, Birds Eye® Steamfresh® and Birds Eye® Voila!® experienced significant sales increases driven by our new product introductions and advertising campaign. Mrs. Paul’s® and Van de Kamp’s® also increased as a result of strong sales during Lent. Duncan Hines® gained significant momentum during the second quarter driven by our new advertising campaign, but is down from 2010 on a year to date basis. We grew or held market share in brands representing approximately 66% of our product contribution.

Birds Eye Frozen Segment:

Net sales in the six months ended June 26, 2011 were $548.4 million, a decrease of $6.6 million or 1.2% from the prior year. Sales for the first half were impacted by this year’s significant investment in new product launches, which has led to strong gains in sales of our Birds Eye® Steamfresh® vegetables and Birds Eye® Voila!® complete bagged meals. Sales of Mrs. Paul’s®, and Van de Kamp’s® also realized sizable increases in the first half. The increases were offset, primarily by lower sales in our Aunt Jemima® frozen breakfast products as a result of increased competition in 2011 compared to 2010 when a competitor supply disruption caused a product shortage for the category.

Duncan Hines Grocery Segment:

Net sales in the six months ended June 26, 2011 were $465.3 million, a decrease of $5.3 million or 1.1% from the prior year. During the first half, we realized strong sales in our Canadian business, where we introduced Swanson Skillet meals during the first quarter. In addition, sales in our Log Cabin® syrup and Nalley’s® chili brands increased significantly from the prior year. Offsetting these increases were lower sales in our Duncan Hines® and Vlasic® brands. Although sales are down from the prior year on a year to date basis, Duncan Hines® gained considerable momentum during the second quarter on the heels of our new advertising campaign as we launched an extensive television, internet and social media based campaign during the quarter.

Specialty Foods Segment:

Net sales in the six months ended June 26, 2011 were $194.6 million, a decrease of $12.3 million or 5.9% from the prior year. The decrease is primarily attributable to lower sales in our food service business driven by our decision to emphasize higher margin branded products.

Gross profit.

Gross profit for the six months ended June 26, 2011 was $295.1 million or 24.4% of net sales, compared to $297.7 million or 24.2% of net sales during the comparable prior year period. The primary driver of the increase in gross profit as a percentage of net sales was a favorable variance resulting from $27.0 million of non-recurring expense recorded during the first half of 2010 related to the resale of inventory that was recorded at fair value during the Birds Eye acquisition. Offsetting this favorable variance were charges of $5.7 million and $6.8 million, respectively, related to the planned closures of our Fulton, NY and Tacoma, WA facilities. The Tacoma plant ceased manufacturing at the end of the second quarter and the execution of the transfer to the Fort Madison, IA plant has exceeded our internal expectations. Higher commodity costs were also a challenge in the first half and were partially offset by pricing. However, manufacturing plant conversion costs were improved as our productivity programs continue to yield benefits. Excluding the restructuring and acquisition charges, gross profit was 25.5% and 26.3% of net sales, respectively, for the first half of 2011 and 2010.

Marketing and selling expenses.

Marketing and selling expenses were $88.5 million or 7.3% of net sales for the six months ended June 26, 2011, compared to $91.3 million or 7.4% of sales during the comparable prior year period. This was a function of higher advertising expenses in our Birds Eye® Steamfresh® and Birds Eye® Voila! ® brands, as part of our enhanced brand building efforts and in support of our new product launches during the period, which were more than offset by the overhead synergies achieved from the Birds Eye Acquisition.

Administrative expenses

Administrative expenses were $43.1 million or 3.6% of net sales for the six months ended June 26, 2011, compared to $60.5 million or 4.9% of net sales during the comparable prior year period. The decrease in administrative expenses as a percentage of net sales is due to synergies from the Birds Eye acquisition and charges of $10.5 million for the termination benefits related to the closure of the Rochester, N.Y. office and $4.6 million of integration related expenses included in the 2010 period. Excluding these charges and expenses, administrative expenses were 3.7% of net sales in the first half of 2010.

Research and development expenses.

Research and development expenses were $4.1 million, or 0.3% of net sales, for the six months ended June 26, 2011, compared with $4.6 million, or 0.4% of net sales, in the comparable prior year period.

Other expense (income), net.

Other expense (income), net consists of the following:

	Six months ended
	June 26, 2011	June 27, 2010
Other expense (income), net consists of:
Amortization of intangibles/other assets	$8,082	$8,585
Birds Eye Acquisition merger-related costs	—	224
Lehman Brothers Specialty Financing settlement	8,500	—
Gain on sale of the Watsonville, CA facility	(391)	—
Royalty expense (income), net and other	(476)	—

Total other expense (income), net	$15,715	$8,809

During the second quarter of 2010 Lehman Brothers Special Financing (LBSF) initiated a claim against the Company in LBSF’s bankruptcy proceeding for an additional payment from the Company of $19.7 million, related to certain derivative contracts which the Company had earlier terminated due to LBSF’s default as a result of its bankruptcy filing in 2008. During the second quarter of 2011, the Company and LBSF agreed in principle to a settlement of LBSF’s second quarter, 2010 claim. Under the terms of the settlement, the Company will make a payment of $8.5 million in return for LBSF’s full release of its claim.

Earnings before interest and taxes.

Earnings before interest and taxes were $143.7 million for the six months ended June 26, 2011, an increase of $11.2 million or 8.5% from the comparable prior year period. The increase was driven by a $17.4 million decrease in administrative expenses as a result of non-recurring costs related to the Birds eye integration during the prior year. Offsetting the increase was the $8.5 million settlement of LBSF’s outstanding claim against us. Excluding these items, earnings before interest and taxes increased by $2.3 million, which is primarily driven by lower marketing and selling expenses resulting from synergies achieved in the Birds Eye acquisition, offset by slightly lower gross profit.

Birds Eye Frozen Segment:

Earnings before interest and taxes were $79.7 million for the six months ended June 26, 2011, an increase of $14.6 million or 22.5% from the comparable prior year period. The primary driver of the increase was a favorable variance resulting from $13.9 million of non-recurring expense recorded during the first half of 2010 related to the resale of inventory that was recorded at fair value during the Birds Eye acquisition. In addition, administrative expenses were lower as a result of non-recurring integration costs that were incurred during the prior year related to the Birds Eye Acquisition. These decreases were offset by $5.7 million of costs related to the planned closure of our Fulton, NY manufacturing facility. Higher commodity costs, offset by improved manufacturing performance also decreased earnings before interest and taxes for the period

Duncan Hines Grocery Segment:

Earnings before interest and taxes were $68.9 million for the six months ended June 26, 2011, a decrease of $3.2 million or 4.4% from the comparable prior year period. Included in 2011 were $6.8 million of costs related to the planned closure of our Tacoma, WA manufacturing facility. Higher commodity costs drove the decrease, along with higher advertising expenses resulting from our new Duncan Hines® advertising campaign. These decreases were offset by improved manufacturing performance and a favorable variance resulting from $8.1 million of non-recurring expense recorded during the first half of 2010 related to the resale of inventory that was recorded at fair value during the Birds Eye acquisition.

Specialty Foods Segment:

Earnings before interest and taxes were $14.8 million for the six months ended June 26, 2011, an increase of $1.9 million or 14.7% from the comparable prior year period. The primary driver of the increase was a favorable variance resulting from $5.1 million of non-recurring expense recorded during the first half of 2010 related to the resale of inventory that was recorded at fair value during the Birds Eye acquisition. This increase was offset by lower net sales, combined with higher commodity costs.

Interest expense, net.

Interest expense, net was $103.2 million in the six months ended June 26, 2011, compared to $108.6 million in the six months ended June 27, 2010.

Included in interest expense, net, was $1.2 million and $1.8 million for the six months ended June 26, 2011 and the six months ended June 27, 2010, respectively, for the amortization of the cumulative mark-to-market adjustment for an interest rate swap that was de-designated for swap accounting in the fourth quarter of 2008 and subsequently terminated. The counterparty to the interest rate swap was Lehman Brothers Special Financing (“LBSF”), a subsidiary of Lehman Brothers, and the hedge was de-designed for swap accounting at the time of LBSF’s bankruptcy filing. At that time of de-designation, the cumulative mark to market adjustment was $11.5 million. As of June 26, 2011, the remaining unamortized balance is $1.4 million.

Excluding the impact of the item in the previous paragraph, the decrease in interest expense, net, was $4.8 million, of which $3.0 million was due to lower term loan debt levels due to payments made in 2010, $1.4 million due to lower amortization of debt issue costs, $1.3 million impact of the August 2010 refinancing, $1.1 million due to lower interest rates on term loans, and other decreases of $0.5 million, offset by increased losses on interest rate swap agreements of $2.5 million. Included in the interest expense, net, amount was $11.1 million and $8.6 million for the six months ended June 26, 2011 and the six months ended June 27, 2010, respectively, recorded from losses on interest rate swap agreements, a net change of $2.5 million. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the Accumulated other comprehensive (loss) income (“AOCI”) portion, are recorded as an adjustment to interest expense.

Provision (benefit) for income taxes.

The effective tax rate was 31.2% for the six months ended June 26, 2011, compared to 24.4% for the six months ended June 27, 2010. The effective rate difference was principally due to the benefit created by the changes in our effective state tax rate due to legislative changes during the current period as well as the adjustment to the deferred tax assets related to Accumulated Other Comprehensive Loss in the six months ended June 27, 2010. For the six months ended June 26, 2011 and June 27, 2010 we maintained a valuation allowance against certain state net operating carryovers, state tax credits carryovers and foreign loss carryovers. See Note 14 to the Consolidated Financial Statements for Income Taxes.

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

Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures and debt service. Capital expenditures are expected to be approximately $120- $130 million in 2011, which consists of normal capital expenditures of $87-$92 million and $33-$38 million related to our two separately announced restructuring projects. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our Revolving Credit Facility (as defined below).

Statements of cash flows for the six months ended June 26, 2011 compared to the six months ended June 27, 2010

Net cash provided by operating activities was $95.2 million for the six months ended June 26, 2011 and was the result of net earnings, excluding non-cash charges and credits, of $84.9 million and a decrease in working capital of $10.3 million. The decrease in working capital was primarily the result of a $21.1 million increase in accounts payable caused by seasonal inventory purchases and an $8.5 million increase in accrued liabilities caused by our settlement with LBSF. These were offset by a $11.7 million decrease in the trade marketing accrual and a $7.5 million increase in accounts receivable. The aging profile of accounts receivable has not changed significantly from December 2010. Inventories resulted in a $1.4 million increase in working capital and net cash provided by operating activities in the first six months of 2011 was negatively impacted by the required pre-build of inventories associated with our previously announced plant closings. All other working capital accounts generated a net $1.3 million cash inflow.

Cash provided by operating activities was $152.6 million for the six months ended June 27, 2010 and was the result of net earnings excluding non-cash charges and credits of $65.2 million and a decrease in working capital of $87.4 million. The decrease in working capital was primarily the result of a $93.7 million decrease in inventories, which was principally seasonal but also reflected the impact of the sale of inventories recorded at fair value in the Birds Eye acquisition and management’s concerted effort to reduce inventories while improving customer service, a $9.2 million increase in accrued liabilities and a $4.1 million increase in accrued income taxes. These cash inflows were offset by a $9.4 million decrease in accrued trade marketing, an $8.1 million decrease in accounts payable, a $4.7 million increase in other current assets and a $2.5 million increase in accounts receivable due to the timing of sales within the month. The aging of accounts receivable did not change significantly from December 2009.

Net cash used in investing activities was $43.7 million for the six months ended June 26, 2011 and consisted of $51.6 million of capital expenditures, offset by $7.9 million of proceeds received for the sale of our Watsonville, CA facility, which had been recorded as an asset held for sale. Net cash used in investing activities was $37.5 million for the six months ended June 27, 2010 and was related exclusively to capital expenditures.

Net cash used by financing activities for the six months ended June 26, 2011 was $2.3 million and consisted of $1.1 million in net note payable repayments, $1.1 million of payments on capital leases, $1.0 million of share repurchases, and $0.1 million of debt acquisition costs. These outflows were partially offset by proceeds from new share issuances of $0.6 million and $0.3 million of bank overdrafts.

Net cash used by financing activities was $46.2 million during the six months ended June 27, 2010. The usage primarily related to a $27.0 million prepayment of our term loans in accordance with the “Excess Cash Flow” requirements of our Senior Secured Credit Facility (as defined below), $3.1 million of normally scheduled repayments of the term loans, $14.3 million of reductions of bank overdrafts, $2.2 million of repayments of our notes payable and capital lease obligations and $0.5 million of other net activities.

The net of all activities resulted in an increase in cash of $49.0 million and $69.0 million, respectively, for the six months ended June 26, 2011 and June 27, 2010.

Debt

The Senior Secured Credit Agreement (the “Senior Secured Credit Facility”) consists of (i) term loans in an initial aggregate amount of $1,250.0 million (the “Tranche B Term Loans”); (ii) term loans issued on August 17, 2010 in an initial aggregate principal amount of $442.3 million (the “Tranche D Term Loans”) and (iii) revolving credit commitments in the aggregate amount of $150.0 million (the “Revolving Credit Facility”). The Tranche B Term Loans and Tranche D Term Loans mature April 2, 2014. The Revolving Credit Facility matures April 2, 2013.

There were no borrowings outstanding under the Revolving Credit Facility as of June 26, 2011 and December 26, 2010. There have been no borrowings under the revolver at any time in 2010 or 2011.

The total combined amount of the Tranche B Term Loans and the Tranche D Term Loans that were owed to affiliates of The Blackstone Group as of June 26, 2011 and December 26, 2010, was $127.7 million and $125.7 million, respectively.

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

The applicable margins with respect to our Senior Secured Credit Facility vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on our leverage ratio as defined in the credit agreement. The applicable margins with respect to the Senior Secured Credit Facility are currently:

Applicable Margin (per annum)

Revolving Credit Facility and Letters of Credit			Tranche B Term Loans		Tranche D Term Loans
Eurocurrency Rate for Revolving Loans and Letter of Credit Fees	Base Rate for Revolving Loans	Commitment Fees Rate	Eurocurrency Rate for Term Loans	Base Rate for Term Loans	Eurocurrency Rate for Term Loan D	Base Rate for Term Loan D
2.25%	1.25%	0.50%	2.50%	1.50%	4.25%	3.25%

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

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility. For the three and six months ended June 26, 2011, the weighted average interest rate on the term loan was 3.49% and 3.51%, respectively. For the three months and six months ended June 27, 2010, the weighted average interest rate on the term loan was 4.79% and 4.83%, respectively. As of June 26, 2011 and December 26, 2010, the interest rate on the revolving credit facility was 2.69% and 2.76%, respectively, however, no borrowings were made during 2010 or 2011. As of June 26, 2011 and December 26, 2010 the Eurocurrency interest rate on the term loan facility was 3.47% and 3.52%, respectively.

We pay a fee for all outstanding letters of credit drawn against the Revolving Credit Facility at an annual rate equivalent to the Applicable Margin then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility cannot exceed $50.0 million. As of June 26, 2011 and December 26, 2010, we had utilized $33.0 million and $34.2 million, respectively of the Revolving Credit Facility for letters of credit. As of June 26, 2011 and December 26, 2010, there were no borrowings under the Revolving Credit Facility. As of June 26, 2011 and December 26, 2010, respectively, there was $117.0 million and $115.8 million of borrowing capacity under the Revolving Credit Facility, of which $17.0 million and $15.8 million was available to be used for letters of credit.

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

The Tranche B Term Loans mature in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the Tranche B Term Loans outstanding as of June 26, 2011 are $2.5 million in 2011, $12.5 million in 2012, $12.5 million in 2013 and $1,171.9 million in 2014. The Tranche D Term Loans mature in quarterly 0.25% installments from December 2010 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the Tranche D Term Loans outstanding as of June 26, 2011 are no payments due in 2011, 2012 and 2013, with a lump sum payment of $368.2 million due in 2014.

On April 2, 2007, we issued $325.0 million of 9.25% Senior Notes (the “Senior Notes”) due 2015, and $250.0 million of 10.625% Senior Subordinated Notes (the “Senior Subordinated Notes”) due 2017. On December 23, 2009, as part of the Birds Eye Foods Acquisition, we issued an additional $300 million of 9.25% Senior Notes due in 2015 (the “Additional Senior Notes”). The Senior Notes and the Additional Senior Notes are collectively referred to herein as the 9.25% Senior Notes. On August 17, 2010, we issued $400.0 million of 8.25% Senior Notes due 2017 (the “8.25% Senior Notes”) and utilized the proceeds to repay the Tranche C Term Loans.

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

We may redeem some or all of the 8.25% Senior Notes at any time prior to September 1, 2013, and some or all of the Senior Subordinated Notes at any time prior to April 1, 2012, in each case at a price equal to 100% of the principal amount of notes redeemed plus the Applicable Premium as of, and accrued and unpaid interest to, the redemption date, subject to the right of Holders of record on the relevant record date to receive interest due on the relevant interest payment date. The “Applicable Premium” is defined as the greater of (1) 1.0% of the principal amount of such note and (2) the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of such 8.25% Senior Note at September 1, 2013 or such Senior Subordinated Note at April 1, 2012, plus (ii) all required interest payments due on such 8.25% Senior Note through September 1, 2013 or such Senior Subordinated Note through April 1, 2012 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate plus 50 basis points over (b) the principal amount of such note.

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

The estimated fair value of our long-term debt, including the current portion, as of June 26, 2011, is as follows:

(million $)	June 26, 2011
Issue	Face Value	Fair Value
Senior Secured Credit Facility - Tranche B Term Loans	$1,199.4	$1,188.9
Senior Secured Credit Facility - Tranche D Term Loans	368.2	367.3
8.25% Senior Notes	400.0	415.0
9.25% Senior Notes	625.0	648.4
10.625% Senior Subordinated Notes	199.0	212.2

	$2,791.6	$2,831.8

The estimated fair value of our long-term debt, including the current portion, as of December 26, 2010, is as follows:

(million $)
Issue	Face Value	Fair Value
Senior Secured Credit Facility - Tranche B Term Loans	$1,199.4	$1,171.3
Senior Secured Credit Facility - Tranche D Term Loans	368.2	372.0
8.25% Senior Notes	400.0	409.0
9.25% Senior Notes	625.0	648.5
10.625% Senior Subordinated Notes	199.0	213.9

	$2,791.6	$2,814.7

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

8.25% Senior Notes, 9.25% Senior Notes and Senior Subordinated Notes

Additionally, on April 2, 2007, we issued the 9.25% Senior Notes and the 10.625% Senior Subordinated Notes. On December 23, 2009, we issued additional 9.25% Senior Notes. On August 17, 2010, we issued the 8.25% Senior Notes. The Senior Notes are general senior unsecured obligations, effectively subordinated in right of payment to all of our existing and future senior secured indebtedness, and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee our other indebtedness. The Senior Subordinated Notes are general unsecured obligations, subordinated in right of payment to all of our existing and future senior indebtedness, and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee our other indebtedness.

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

EBITDA and Consolidated EBITDA do not represent net earnings or loss or cash flow from operations as those terms are defined by U.S.Generally Accepted Accounting Principles (“GAAP”) and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definitions of Consolidated EBITDA in the Senior Secured Credit Facility and the indentures allow us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net earnings or loss. However, these are expenses that may recur, vary greatly and are difficult to predict. While EBITDA and Consolidated EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, they are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

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

The following table provides a reconciliation from our net earnings to EBITDA and Consolidated EBITDA for the six month periods ended June 26, 2011 and June 27, 2010 and the year ended December 26, 2010. The terms and related calculations are defined in the Senior Secured Credit Facility and the indentures governing the 8.25% Senior Notes, 9.25% Senior Notes and Senior Subordinated Notes.

($In thousands)	Six Months Ended June 26, 2011	Six Months Ended June 27, 2010	Fiscal Year Ended December 26, 2010
Net earnings	$27,833	$18,104	$22,037
Interest expense, net	103,241	108,558	235,716
Income tax expense (benefit)	12,634	5,831	7,399
Depreciation and amortization expense	42,902	38,677	78,049

EBITDA (unaudited)	$186,610	$171,170	$343,201

Non-cash items (a)	3,882	28,287	71,500
Non-recurring items (b)	14,652	20,130	27,489
Other adjustment items (c)	2,054	5,689	7,580

Subtotal	207,198	225,276	449,770
Net cost savings projected to be realized as a result of initiatives taken, including acquisition synergies (d)	—	18,102	25,000

Consolidated EBITDA (unaudited)	$207,198	$243,378	$474,770

Last twelve months Consolidated EBITDA (unaudited)	$438,590

(a)	Non-cash items are comprised of the following:

	Six Months Ended June 26, 2011	Six Months Ended June 27, 2010	Fiscal Year Ended December 26, 2010
Non-cash compensation charges (1)	$600	$408	$4,727
Unrealized losses resulting from hedging activities (2)	1,996	831	697
Impairment charges (3)	1,286	—	29,000
Effects of adjustments related to the application of purchase accounting (4)	—	27,048	37,076

Total non-cash items	$3,882	$28,287	$71,500

(1)	For fiscal 2010 and the six months ended June 26, 2011 and June 27, 2010, represents non-cash compensation charges related to the granting of equity awards.

(2)	For fiscal 2010 and the six months ended June 26, 2011 and June 27, 2010, represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under foreign exchange and commodity derivative contracts.

(3)

For fiscal 2010 represents an impairment for the Hungry-Man® tradename. For the six months ended June 26, 2011 represents a plant asset impairment on the previously announced closure of the Tacoma, WA facility.

(4)	For fiscal 2010 and the six months ended June 27, 2010, represents expense related to the write-up to fair market value of inventories acquired as a result of the Birds Eye Foods Acquisition.

(b)	Non-recurring items are comprised of the following:

	Six Months Ended June 26, 2011	Six Months Ended June 27, 2010	Fiscal Year Ended December 26, 2010
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$9,037	$242	$923
Restructuring charges, integration costs and other business optimization expenses (2)	5,004	18,794	25,472
Employee severance and recruiting (3)	611	1,094	1,094

Total non-recurring items	$14,652	$20,130	$27,489

(1)	For the six months ended June 26, 2011 represents other expenses related to financing of our acquisition by The Blackstone Group L.P., and includes an $8,500 legal settlement related to the Lehman Brothers Special Financing claim which is described in more detail under Item I in Note 11 to the Consolidated Financial Statements. For fiscal 2010 and the six months ended June 27, 2010, primarily represents costs related to the Birds Eye Foods Acquisition as well as other expenses related to due diligence investigations.

(2)	For the six months ended June 26, 2011 primarily represents consulting and business optimization expenses related to the closings of the Tacoma, WA and Fulton, NY facilities. For fiscal 2010 and the three and six months ended June 27, 2010, primarily represents employee termination benefits and lease termination costs related to the announced closing of the Rochester, NY office and integration costs related to the Birds Eye Foods Acquisition.

(3)	For fiscal 2010 and the six months ended June 26, 2011 and June 27, 2010, represents severance costs paid, or to be paid, to terminated employees.

(c)	Other adjustment items are comprised of the following:

	Six Months Ended June 26, 2011	Six Months Ended June 27, 2010	Fiscal Year Ended December 26, 2010
Management, monitoring, consulting and advisory fees (1)	$2,340	$2,305	$4,555
Variable product contribution on Birds Eye Steamfresh complete bagged meals no longer being offered for sale (2)	—	3,384	2,837
Other (3)	(286)	—	188

Total other adjustments	$2,054	$5,689	$7,580

(1)	For fiscal 2010 and the six months ended June 26, 2011 and June 27, 2010, represents management/advisory fees and expenses paid to the Blackstone Group.

(2)	For fiscal 2010 and the six months ended June 27, 2010, represents the variable contribution loss principally from Steamfresh frozen complete bagged meals and others which will no longer be offered by Pinnacle management following the Birds Eye Foods Acquisition and the variable contribution loss applicable to a discontinued contract in the Birds Eye Foods Industrial-Other segment.

(3)	For the six months ended June 26, 2011, primarily represents gain on the sale of the Watsonville, California property.

(d)	Net cost savings projected to be realized as a result of initiatives taken:

	Six Months Ended June 26, 2011	Six Months Ended June 27, 2010	Fiscal Year Ended December 26, 2010
Estimated net cost savings associated with the Birds Eye Foods Acquisition (1)	$—	$18,102	$25,000

Total net cost savings projected to be realized as a result of initiatives taken	$—	$18,102	$25,000

(1)	For fiscal 2010 and the six months ended June 27, 2010, represents the estimated reduction in operating costs that we anticipated would result from the combination of Pinnacle and Birds Eye Foods as a result of eliminating duplicate overhead functions and overlapping operating expenses, leveraging supplier relationships and combined purchasing power to obtain procurement savings on raw materials and packaging, and optimizing and rationalizing overlapping warehouse and distribution networks less what has been realized.

Our covenant requirements and actual ratios for the twelve months ended June 26, 2011 are as follows:

	Covenant Requirement	Actual Ratio
Senior Secured Credit Facility
Senior Secured Leverage Ratio (1)	4.00:1	3.20
Total Leverage Ratio (2)	Not applicable	6.02
Senior Notes and Senior Subordinated Notes (3)
Minimum Consolidated EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00:1	2.19

(1)	Pursuant to the terms of the Senior Secured Credit Facility, if at any time there are borrowings outstanding under the Revolving Credit Facility in an aggregate amount greater than $10.0 million, we are required to maintain a consolidated total senior secured debt to Consolidated EBITDA ratio for the most recently concluded four consecutive fiscal quarters (the “Senior Secured Leverage Ratio”) less than a ratio starting at a maximum of 7.00:1 at September 2007 and stepping down over time to 4.00:1 in March 2011 and thereafter. Consolidated total senior secured debt is defined as our aggregate consolidated secured indebtedness less the aggregate amount of all unrestricted cash and cash equivalents.

(2)	The Total Leverage Ratio is not a financial covenant but is used to determine the applicable rate under the Senior Secured Credit Facility. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Consolidated EBITDA.

(3)	Our ability to incur additional debt and make certain restricted payments under the indentures governing the Senior Notes and Senior Subordinated Notes, subject to specified exceptions, is tied to a Consolidated EBITDA to fixed charges ratio of at least 2.0:1.

(4)	Fixed charges is defined in the indentures governing the Senior Notes and Senior Subordinated Notes as (i) consolidated interest expense (excluding specified items) plus consolidated capitalized interest less consolidated interest income, plus (ii) cash dividends and distributions paid on preferred stock or disqualified stock.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively and becomes effective in the first quarter of 2012. The Company anticipates that the adoption of this standard will change the presentation of its consolidated financial statements but would have no impact on the determination of net earnings.

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three and six months ended June 26, 2011 and June 27, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of June 26, 2011, we had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	6	$1,080.4 million	1.06% - 3.33%	USD-LIBOR-BBA	Feb 2009 - Jan 2010	Jan 2012 - July 2012

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive (loss) income (“AOCI”) on the Consolidated Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $20.5 million will be reclassified as an increase to Interest expense.

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

Cash Flow Hedges of Foreign Exchange Risk

Our operations in Canada expose us to changes in the U.S. Dollar – Canadian Dollar (USD-CAD) foreign exchange rate. From time to time, our Canadian subsidiary purchases inventory denominated in US Dollars (USD), a currency other than our functional currency. The subsidiary sells that inventory in Canadian dollars. The subsidiary uses currency forward and collar agreements to manage our exposure to fluctuations in the USD-CAD exchange rate. Currency forward agreements involve fixing the USD-CAD exchange rate for delivery of a specified amount of foreign currency on a specified date. Currency collar agreements involve the sale of Canadian Dollar (CAD) currency in exchange for receiving US dollars if exchange rates rise above an agreed upon rate and sale of USD currency in exchange for receiving CAD dollars if exchange rates fall below an agreed upon rate at specified dates.

As of June 26, 2011, we had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate	Notional Purchased in Aggregate	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	29	$81.7 million CAD	$80.8 million USD	0.953-1.051	March 2010 - Apr 2011	Jul 2011 - Dec 2012

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

Non-designated Hedges of Commodity Risk

Derivatives not designated as hedges are not speculative and are used to manage our exposure to commodity price risk but do not meet the authoritative guidance for derivative and hedge accounting. From time to time, we enter into commodity forward contracts to fix the price of natural gas, diesel fuel, corn, wheat and soybean oil purchases and other commodities at a future delivery date. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in Cost of products sold in the Consolidated Statements of Operations.

As of June 26, 2011, we had the following derivative instruments that were not designated in qualifying hedging relationships:

Product	Number of Instruments	Notional Amount	Price/Index	Trade Dates	Maturity Dates
Natural Gas Swap	4	420,000 MMBTU’s	$4.26 - $4.57 per MMBTU	Feb 2011 - Apr 2011	Dec 2011
Diesel Fuel Swap	7	6,447,351 Gallons	$3.45 - $4.01 per Gallon	Jan 2011 - Jun 2011	June 2011 - Dec 2011
Soybean Oil Options	3	13,200,000 Pounds	$0.55 - $0.61 per Pound	Apr 2011 - Jun 2011	Jun 2011 - Dec 2011
Corn Swap	1	625,000 Bushels	$5.47 - $6.41 per Bushel	Mar 2011	Mar 2012
Wheat Swaps	4	955,000 Bushels	$7.39 - $9.40 per Bushel	Mar 2011	Feb 2011 - Mar 2012

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 26, 2011 and December 26, 2010.

(million $)	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value As of June 26, 2011	Balance Sheet Location	Fair Value As of June 26, 2011
Derivatives designated as hedging instruments
Interest Rate Contracts		$—	Accrued liabilities	$1.1
		—	Other long-term liabilities	18.2
Foreign Exchange Contracts		—	Accrued liabilities	1.3

		—	Other long-term liabilities	0.2

Total derivatives designated as hedging instruments		$—		$20.8

Derivatives not designated as hedging instruments
Diesel Fuel Contracts	Other current assets	$0.3		$—
Wheat Contracts		—	Accrued liabilities	1.7
Soybean Oil Contracts		—	Accrued liabilities	0.3

Total derivatives not designated as hedging instruments		$0.3		$2.0

	Balance Sheet Location	Fair Value As of December 26, 2010	Balance Sheet Location	Fair Value As of December 26, 2010
Derivatives designated as hedging instruments
Interest Rate Contracts		$—	Accrued liabilities	$3.3
		—	Other long-term liabilities	23.3
Foreign Exchange Contracts		—	Accrued liabilities	1.1

Total derivatives designated as hedging instruments		$—		$27.7

Derivatives not designated as hedging instruments
Diesel Fuel Contracts	Other current assets	$0.4		$—

Total derivatives not designated as hedging instruments		$0.4		$—

The table below presents the effect of our derivative financial instruments on the Consolidated Statements of Operations and Accumulated other comprehensive (loss) income for the three months ending June 26, 2011 and June 27, 2010.

Tabular Disclosure of the Effect of Derivative Instruments

(million $) Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCI on Derivative (Effective Portion)	Effective portion reclassified from AOCI to:	Reclassified from AOCI into Earnings (Effective Portion)	Ineffective portion recognized in Earnings on:	Recognized in Earnings on Derivative (Ineffective Portion)
Interest Rate Contracts	$(1.5)	Interest expense	$(6.6)	Interest expense	$—
Foreign Exchange Contracts	0.2	Cost of products sold	(0.8)	Cost of products sold	—

Three months ended June 26, 2011	$(1.3)		$(7.4)		$—

Interest Rate Contracts	$(3.9)	Interest expense	$(12.3)	Interest expense	$—
Foreign Exchange Contracts	(1.7)	Cost of products sold	(1.3)	Cost of products sold	0.1

Six months ended June 26, 2011	$(5.6)		$(13.6)		$0.1

Interest Rate Contracts	$(6.0)	Interest expense	$(5.0)	Interest expense	$—
Foreign Exchange Contracts	0.6	Cost of products sold	(0.8)	Cost of products sold	—

Three months ended June 27, 2010	$(5.4)		$(5.8)		$—

Interest Rate Contracts	$(16.6)	Interest expense	$(10.5)	Interest expense	$—
Foreign Exchange Contracts	(0.5)	Cost of products sold	(1.4)	Cost of products sold	—

Six months ended June 27, 2010	$(17.1)		$(11.9)		$—

Derivatives Not Designated as Hedging Instruments		Recognized in Earnings on:	Recognized in Earnings on Derivative
Soybean Oil Contracts		Cost of products sold	(0.3)
Wheat Contracts		Cost of products sold	(1.7)
Diesel Contracts		Cost of products sold	(0.1)

Three months ended June 26, 2011			$(2.1)

Soybean Oil Contracts		Cost of products sold	(0.4)
Wheat Contracts		Cost of products sold	(1.7)
Diesel Contracts		Cost of products sold	1.6

Six months ended June 26, 2011			$(0.5)

Natural Gas Contracts		Cost of products sold	$0.1
Diesel Contracts		Cost of products sold	(1.4)

Three months ended June 27, 2010			$(1.3)

Natural Gas Contracts		Cost of products sold	$(0.4)
Diesel Contracts		Cost of products sold	(1.0)

Six months ended June 27, 2010			$(1.4)

Credit-risk-related Contingent Features

We have agreements with certain counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 26, 2011, we have not posted any collateral related to these agreements. If we had breached this provision at June 26, 2011, we could have been required to settle our obligations under the agreements at their termination value, which differs from the recorded fair value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk contingent features as of June 26, 2011 and December 26, 2010.

June 27, 2011

(million $) Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(19.5)	$0.3	$(1.7)	$(17.5)
	Foreign Exchange Contracts	(0.9)	—	—	(0.9)
	Diesel Fuel Contracts	0.3	—	—	0.3
	Wheat Contracts	(1.7)	—	—	(1.7)
	Soybean Oil Contracts	(0.3)	—	—	(0.3)
Credit Suisse	Interest Rate Contracts	(2.3)	—	(0.4)	(1.9)
	Foreign Exchange Contracts	(0.5)	—	—	(0.5)

Total		$(24.9)	$0.3	$(2.1)	$(22.5)

December 26, 2010

(million $) Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(26.5)	$0.6	$(1.2)	$(24.7)
	Foreign Exchange Contracts	(0.7)	—		(0.7)
	Diesel Fuel Contracts	0.4	—		0.4
Credit Suisse	Interest Rate Contracts	(2.0)	0.1	—	(1.9)
	Foreign Exchange Contracts	(0.4)	—		(0.4)

Total		$(29.2)	$0.7	$(1.2)	$(27.3)

ITEM 4:	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 26, 2011. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective at a level of reasonable assurance.

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 26, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Lehman Brothers Special Financing

On June 4, 2010 Lehman Brothers Special Financing (LBSF) initiated a claim against the Company in LBSF’s bankruptcy proceeding for an additional payment from the Company of $19.7 million, related to certain derivative contracts which the Company had earlier terminated due to LBSF’s default as a result of its bankruptcy filing in 2008. On May 31, 2011, the Company and LBSF agreed in principle to a settlement of LBSF’s June 4, 2010 claim. Under the terms of the settlement, the Company will make a payment of $8.5 million in return for LBSF’s release of its claim.

ITEM 1A:	RISK FACTORS

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 26, 2010.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	REMOVED AND RESERVED

None

ITEM 5:	OTHER INFORMATION

None

ITEM 6:	EXHIBITS

Exhibit Number	Description of exhibit

3.1	Pinnacle Foods Finance LLC Certificate of Formation (previously filed as Exhibit 3.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

3.2	Pinnacle Foods Finance LLC Amended and Restated Limited Liability Company Agreement, dated as of April 2, 2007 (previously filed as Exhibit 3.2 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.1	Senior Notes Indenture, dated as of April 2, 2007, among the Issuers, the Guarantors and the Trustee (previously filed as Exhibit 4.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

4.2	Senior Subordinated Notes Indenture, dated as of April 2, 2007, among the Issuers, the Guarantors and the Trustee (previously filed as Exhibit 4.2 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

Exhibit Number	Description of exhibit

4.3	Supplemental Senior Notes Indenture, dated as of November 18, 2009, by and among Birds Eye Holdings, Inc., Birds Eye Group, Inc., Kennedy Endeavors Incorporated, Seasonal Employers, Inc., BEMSA Holding, Inc., GLK Holdings, Inc., GLK, LLC, Rochester Holdco, LLC and Wilmington Trust Company, (previously filed as Exhibit 4.1 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on December 24, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

4.4	Senior Notes Indenture, dated as of August 17, 2010, among the Issuers, the Guarantors and the Trustee. (previously filed as Exhibit 4.2 to the Registration Statement on Form S-4 filed with the SEC on October 5, 2010 (Commission File Number: 333-148297), and incorporated herein by reference).

10.1	Credit Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Lehman Commercial Paper Inc., Goldman Sachs Credit Partners L.P. and other lenders party hereto (previously filed as Exhibit 4.8 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.2	Second Amendment to the Credit Agreement, dated December 23, 2009, by and among Pinnacle Foods Finance LLC, Peak Finance Holdings LLC, Barclays Bank PLC, the Revolving Commitment Increase Lenders, the Tranche C Term Lenders and the Guarantors. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on December 24, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.3	Fourth Amendment to the Credit Agreement, dated August 17, 2010, by and among Pinnacle Foods Finance LLC, Peak Finance Holdings LLC, Barclays Bank PLC, the Tranche D Term Lenders and the Guarantors (previously filed as Exhibit 10.40 to the Registration Statement on Form S-4 filed with the SEC on October 5, 2010 (Commission File Number: 333-148297), and incorporated herein by reference).

10.4	Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.9 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.5	Guaranty, dated as of April 2, 2007, among Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.10 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.6	Intellectual Property Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC), Peak Finance Holdings LLC, Certain Subsidiaries of Borrower and Holdings identified herein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.11 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.7	Amended and Restated Transaction and Advisory Fee Agreement, dated as of November 18, 2009, between Peak Finance LLC and Blackstone Management Partners V L.L.C. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on December 24, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.8	Securityholders Agreement, dated as of April 2, 2007, among Peak Holdings LLC and the other parties hereto (previously filed as Exhibit 10.15 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.9	Securityholders Agreement, dated as of September 21, 2007 among Crunch Holding Corp. and the other parties hereto (previously filed as Exhibit 10.18 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

Exhibit Number	Description of exhibit

10.10	Tax Sharing Agreement, dated as of November 25, 2003 and amended as of December 23, 2009 and March 25, 2011, by and among Crunch Holding Corp., Pinnacle Foods Holding Corporation, Pinnacle Foods Corporation, Pinnacle Foods Management Corporation, Pinnacle Foods Brands Corporation, PF Sales (N. Central Region) Corp., PF Sales, LLC, PF Distribution, LLC, PF Standards Corporation, Pinnacle Foods International Corp., Peak Finance Holdings LLC, Pinnacle Foods Finance Corp., Pinnacle Foods Finance LLC, Pinnacle Foods Fort Madison LLC and Pinnacle Foods Group LLC, BEMSA Holding, Inc., Birds Eye Foods, Inc., Birds Eye Holdings, Inc., Birds Eye Group, Inc., GLK Holdings, Inc., Kennedy Endeavors, Incorporated, Rochester Holdco LLC, and Seasonal Employers, Inc. (previously filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on May 11, 2011 (Commission File Number: 333-148297), and incorporated herein by reference).

10.11	Trademark License Agreement by and between The Dial Corporation and Conagra, Inc., dated July 1, 1995 (previously filed as Exhibit 10.33 to the Annual Report on Form 10-K of Pinnacle Foods Group Inc. for the fiscal year ended December 25, 2005 (Commission File Number: 333-118390), and incorporated herein by reference).

10.12	Swanson Trademark License Agreement (U.S.) by and between CSC Brands, Inc. and Vlasic International Brands Inc., dated as of March 24, 1998 (previously filed as Exhibit 10.27 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-1183900), and incorporated herein by reference).

10.13	Swanson Trademark License Agreement (Non-U.S.) by and between Campbell Soup Company and Vlasic International Brands Inc., dated as of March 26, 1998 (previously filed as Exhibit 10.28 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.14	Trademark License Agreement, dated as of July 9, 1996, by and between The Quaker Oats Company, The Quaker Oats Company of Canada Limited and Van de Kamp’s, Inc. (previously filed as Exhibit 10.21 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.15	Technology Sharing Agreement by and between Campbell Soup Company and Vlasic Foods International Inc., dated as of March 26, 1998 (previously filed as Exhibit 10.29 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.16 +	Employment Agreement, dated April 2, 2007 (Craig Steeneck) (previously filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.17 +	Director Service Agreement, dated April 2, 2007 (Roger Deromedi) (previously filed as Exhibit 10.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.18 +	Peak Holdings LLC 2007 Unit Plan, effective as of April 2, 2007 (previously filed as Exhibit 10.16 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.19 +	Peak Holdings LLC Form of Award Management Unit Subscription Agreement (previously filed as Exhibit 10.17 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.20 +	Crunch Holding Corp. 2007 Stock Incentive Plan, effective as of August 8, 2007 (previously filed as Exhibit 10.19 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

10.21 +	Crunch Holding Corp. 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.20 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297), and incorporated herein by reference).

Exhibit Number	Description of exhibit

10.22 +	Enhanced Target Annual Bonus letter, dated June 11, 2007 (Craig Steeneck) (previously filed as Exhibit 10.22 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.23 +	Supplemental Peak Holdings LLC Management Unit Subscription Agreement, dated June 11, 2007 (Craig Steeneck) (previously filed as Exhibit 10.23 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.24 +	Modification of the Enhanced Target Annual Bonus letter, dated February 27, 2009 (Craig Steeneck) (previously filed as Exhibit 10.24 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.25 +	Modification of the Supplemental Peak Holdings LLC Management Unit Subscription Agreement, dated February 27, 2009 (Craig Steeneck) (previously filed as Exhibit 10.25 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.26 +	Modification of the Peak Holdings LLC Form of Award Management Unit Subscription Agreement (previously filed as Exhibit 10.26 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.27 +	Modification of the Crunch Holding Corp. 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.27 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.28 +	Employment offer letter dated May 25, 2001 (Lynne M. Misericordia) (previously filed as Exhibit 10.30 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.29 +	Employment offer letter dated May 25, 2001 (M. Kelley Maggs) (previously filed as Exhibit 10.31 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.30 +	Employment Agreement, dated July 13, 2009 (Robert J. Gamgort). (previously filed as Exhibit 10.33 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.31 +	Peak Holdings LLC Management Unit Subscription Agreement, dated July 13, 2009 (Robert J. Gamgort). (previously filed as Exhibit 10.34 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.32 +	Amendment to Director Services Agreement, dated July 31, 2009 (Roger Deromedi). (previously filed as Exhibit 10.35 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.33 +	Employment offer letter dated October 28, 2008 (Sara Genster Robling) (previously filed as Exhibit 10.39 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 23, 2010 (Commission File Number: 333-148297), and incorporated herein by reference).

Exhibit Number	Description of exhibit

10.34 +	Employment offer letter dated June 3, 2010 (Mark L. Schiller) (previously filed as Exhibit 10.41 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 9, 2010 (Commission File Number: 333-148297), and incorporated herein by reference).

10.35 +	Lease, dated May 23, 2001, between Brandywine Operating Partnership, L.P. and Pinnacle Foods Corporation (Cherry Hill, New Jersey) (previously filed as Exhibit 10.25 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.36	Lease, dated August 10, 2001, between 485 Properties, LLC and Pinnacle Foods Corporation (Mountain Lakes, New Jersey); Amendment No. 1, dated November 23, 2001; Amendment No. 2, dated October 16, 2003 (previously filed as Exhibit 10.26 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.37	Amendment to Lease Agreement, dated February 10, 2007 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Group Inc. filed with the SEC on February 15, 2007 (Commission File Number: 333-118390), and incorporated herein by reference).

10.38	Lease, dated April 15, 2010, between Woodcrest Road Associates, L.P. and Pinnacle Foods Group LLC (Cherry Hill, New Jersey) (previously filed as Exhibit 10.40 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 9, 2010 (Commission File Number: 333-148297), and incorporated herein by reference).

10.39+	Terms of Employment letter dated February 7, 2011. (Antonio F. Fernandez) (previously filed as Exhibit 10.43 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 10, 2011 (Commission File Number: 333-148297), and incorporated herein by reference).

10.40+	Amendment to Employment Agreement. (Robert J. Gamgort) (previously filed as Exhibit 10.44 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 10, 2011 (Commission File Number: 333-148297), and incorporated herein by reference).

10.41	Lease, dated December 14, 2010 between Jeffroad Green, LLC and Pinnacle Foods Group LLC (Parsippany, New Jersey) (previously filed as Exhibit 10.41 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on May 11, 2011 (Commission File Number: 333-148297), and incorporated herein by reference) .

21.1	List of Subsidiaries (previously filed as Exhibit 21.1 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on May 11, 2011 (Commission File Number: 333-148297), and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

101.1*	The following materials are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholder’s Equity, (v) Notes to Consolidated Financial Statements, tagged as blocks of text, and (vi) document and entity information.

+	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
*	Identifies exhibits that are filed as attachments to this document.
(A)	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Form 10-Q and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(B)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 133, as amended, are deemed not file for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FOODS FINANCE LLC

By:	/s/ CRAIG STEENECK

Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (acting in both his capacity as authorized signatory on behalf of the registrant and as principal financial officer)
Date:	August 10, 2011