Form 10-Q
period 2011-09-25
Pinnacle Foods Finance LLC
filed 2011-11-09
CIK 1420566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________.
Commission File Number 333-148297
___________________________________
Pinnacle Foods Finance LLC
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	20-8720036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Jefferson Road Parsippany, New Jersey	07054
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (973) 541-6620
___________________________________
_________________
(Former name or former address, if changed since last report)

Former address:
1 Bloomfield Avenue
Mt. Lakes, New Jersey 07046
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐     No  ☒
As of November 9, 2011, there were outstanding 100 shares of common stock, par value $0.01 per share, of the registrant.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Unaudited consolidated financial statements begin on the following page

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands of dollars)

	Three months ended		Nine months ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Net sales	$574,746	$541,729	$1,783,081	$1,774,245
Cost of products sold	440,496	418,256	1,353,759	1,353,104
Gross profit	134,250	123,473	429,322	421,141
Operating expenses
Marketing and selling expenses	43,306	39,766	131,764	131,093
Administrative expenses	19,510	23,449	62,640	83,941
Research and development expenses	2,282	1,912	6,343	6,460
Other expense (income), net	3,858	4,111	19,573	12,920
Total operating expenses	68,956	69,238	220,320	234,414
Earnings before interest and taxes	65,294	54,235	209,002	186,727
Interest expense	52,241	74,064	155,624	182,778
Interest income	97	85	239	242
Earnings (loss) before income taxes	13,150	(19,744)	53,617	4,191
Provision (benefit) for income taxes	373	(7,577)	13,007	(1,746)
Net earnings (loss)	$12,777	$(12,167)	$40,610	$5,937
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(thousands of dollars)

	September 25, 2011	December 26, 2010
Current assets:
Cash and cash equivalents	$99,377	$115,286
Accounts receivable, net of allowance of $5,741 and $5,131, respectively	178,049	145,258
Inventories, net	406,928	329,635
Other current assets	9,340	21,507
Deferred tax assets	34,715	38,288
Total current assets	728,409	649,974
Plant assets, net of accumulated depreciation of $205,505 and $145,390, respectively	484,703	447,068
Tradenames	1,629,813	1,629,812
Other assets, net	181,161	200,367
Goodwill	1,564,395	1,564,395
Total assets	$4,588,481	$4,491,616
Current liabilities:
Short-term borrowings	$434	$1,591
Current portion of long-term obligations	14,165	4,648
Accounts payable	166,430	115,369
Accrued trade marketing expense	39,590	47,274
Accrued liabilities	165,551	142,746
Accrued income taxes	340	193
Total current liabilities	386,510	311,821
Long-term debt (includes $127,698 and $125,698 owed to related parties, respectively)	2,788,197	2,797,307
Pension and other postretirement benefits	65,711	78,606
Other long-term liabilities	20,945	43,010
Deferred tax liabilities	380,621	365,787
Total liabilities	3,641,984	3,596,531
Commitments and contingencies (note 11)
Shareholder’s equity:
Common stock	—	—
Additional paid-in-capital	697,101	697,267
Retained earnings	287,960	247,350
Accumulated other comprehensive loss	(38,564)	(49,532)
Total shareholder’s equity	946,497	895,085
Total liabilities and shareholder’s equity	$4,588,481	$4,491,616
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of dollars)

	Nine months ended
	September 25, 2011	September 26, 2010
Cash flows from operating activities
Net earnings	$40,610	$5,937
Non-cash charges (credits) to net earnings		0
Depreciation and amortization	65,065	58,212
Amortization of discount on term loan	904	1,856
Amortization of debt acquisition costs	7,812	9,424
Write off debt issue and refinancing cost	—	17,281
Amortization of deferred mark-to-market adjustment on terminated swap	1,684	2,565
Plant asset impairment charges	1,286	—
Change in value of financial instruments	3,984	1,212
Stock-based compensation charge	900	614
Postretirement healthcare benefits	84	(57)
Pension expense, net of contributions	(11,313)	(2,473)
Other long-term liabilities	(1,375)	1,528
Other long-term assets	170	50
Deferred income taxes	10,797	(3,801)
Changes in working capital
Accounts receivable	(32,925)	(5,320)
Inventories	(76,919)	1,306
Accrued trade marketing expense	(7,607)	(3,966)
Accounts payable	51,533	34,691
Accrued liabilities	9,386	23,732
Other current assets	4,892	2,692
Accrued income taxes	151	—
Net cash provided by operating activities	69,119	145,483
Cash flows from investing activities
Capital expenditures	(90,832)	(52,397)
Sale of plant assets held for sale	7,900	—
Net cash used in investing activities	(82,932)	(52,397)
Cash flows from financing activities
Proceeds from bond offerings	—	400,000
Proceeds from bank term loan	—	442,300
Repayments of long-term obligations	—	(872,452)
Proceeds from short-term borrowings	845	1,412
Repayments of short-term borrowings	(2,002)	(2,178)
Repayment of capital lease obligations	(1,997)	(2,164)
Change in bank overdrafts	—	(14,304)
Equity contributions	558	561
Repurchases of equity	(1,624)	(954)
Repayment of notes receivable from officers	—	565
Debt acquisition costs	(546)	(13,025)
Other financing	2,730	—
Net cash used in financing activities	(2,036)	(60,239)
Effect of exchange rate changes on cash	(60)	178
Net change in cash and cash equivalents	(15,909)	33,025
Cash and cash equivalents - beginning of period	115,286	73,874
Cash and cash equivalents - end of period	$99,377	$106,899

Supplemental disclosures of cash flow information:
Interest paid	$133,770	$122,380
Interest received	193	242
Income taxes (refunded) paid	(2,365)	6,262
Non-cash investing and financing activities:
New capital leases	1,500	12,222
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)
(thousands of dollars, except share amounts)

	Common Stock		Additional Paid In Capital	Notes Receivable From Officers	Retained earnings	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
	Shares	Amount
Balance at December 27, 2009	100	$—	$693,196	$(565)	$225,313	$(43,591)	$874,353
Equity contribution:
Cash			561				561
Repurchases of equity			(954)				(954)
Equity related compensation			614				614
Collection of notes receivable from officers				565			565
Comprehensive income:
Net earnings					5,937		5,937
Swap mark to market adjustments, net of tax benefit of $3,387						(4,927)	(4,927)
Amortization of deferred mark-to-market adjustment on terminated swaps, net of tax provision of $2,749						(184)	(184)
Foreign currency translation, net of tax benefit of $194						497	497
Net gain on Pension and OPEB actuarial assumptions, net of tax provision of $3,769						5	$5
Total comprehensive income							1,328
Balance, September 26, 2010	100	$—	$693,417	$—	$231,250	$(48,200)	$876,467

Balance at December 26, 2010	100	$—	$697,267	$—	$247,350	$(49,532)	$895,085
Equity contribution:
Cash			$558				558
Repurchases of equity			(1,624)				(1,624)
Equity related compensation			900				900
Comprehensive income:
Net earnings					40,610		40,610
Swap mark to market adjustments, net of tax provision of $5,276						8,800	8,800
Amortization of deferred mark-to-market adjustment on terminated swaps, net of tax provision of $662						1,022	1,022
Foreign currency translation, net of tax provision of $104						160	160
Net loss on pension and OPEB actuarial assumptions, net of tax provision of $681						986	986
Total comprehensive income							51,578
Balance, September 25, 2011	100	$—	$697,101	$—	$287,960	$(38,564)	$946,497

For the three months ended September 25, 2011 and September 26, 2010, total comprehensive income was $18,787 and $(11,783)
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
New Market Tax Credit:

During the third quarter, the Company entered into a transaction with U.S. Bancorp Community Development Corporation and Iowa Community Development LC in connection with our participation in the federal government's New Markets Tax Credit Program. Under the terms of the transaction, the Company received proceeds of $2.7 million, which will be used to expand the Ft. Madison, Iowa manufacturing facility. The Company must maintain its status as a qualified entity for a period of seven years from the closing date in order to earn the $2.7 million benefit received. The assets acquired with the proceeds of the transaction, as well as certain other assets of the Company are pledged to secure the Company's continued qualification under the New Markets Tax Credit Program. The $2.7 million is recorded in other long-term liabilities on the consolidated balance sheet.

The transaction resulted in the creation of two new entities ICD XIII LLC and Pinnacle Foods Investment Fund LLC. Since the primary purpose of this transaction is to facilitate benefits for the Company under the New Markets Tax Credit Program and the Company provides a guaranty of its status as a qualified entity, the consolidation analysis determined that the Company is the primary beneficiary and the two new entities should be, and are, consolidated in our consolidated financial statements.

2. Interim Financial Statements
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of September 25, 2011, the results of operations for the three and nine months ended September 25, 2011 and September 26, 2010, and the cash flows for the nine months ended September 25, 2011 and September 26, 2010. The results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 26, 2010.

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

Level 3:	Unobservable inputs that reflect the Company’s assumptions.
The Company’s financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value as of September 25, 2011	Fair Value Measurements Using Fair Value Hierarchy			Fair Value as of December 26, 2010	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Foreign currency derivatives	$1,402	$—	$1,402	$—	$—	$—	$—	$—
Diesel fuel derivatives	—	—	—	—	380	—	380	—
Natural gas derivatives	—	—	—	—	28	—	28	—
Total assets at fair value	$1,402	$—	$1,402	$—	$408	$—	$408	$—
Liabilities
Interest rate derivatives	$14,732	$—	$14,732	$—	$26,646	$—	$26,646	$—
Foreign currency derivatives	—	—	—	—	1,100	—	1,100	—
Natural gas derivatives	193	—	193	—	—	—	—	—
Diesel fuel derivatives	1,207	—	1,207	—	—	—	—	—
Soybean oil derivatives	537	—	537	—	—	—	—	—
Corn derivatives	177	—	177	—	—	—	—	—
Wheat derivatives	1,803	—	1,803	—	—	—	—	—
Total liabilities at fair value	$18,649	$—	$18,649	$—	$27,746	$—	$27,746	$—

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Below are descriptions of the techniques used to estimate the fair value of financial instruments on the Company’s financial statements as of September 25, 2011.

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate, commodity, and foreign exchange forward curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of September 25, 2011 or December 26, 2010.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

4. Other Expense (Income), net

	Three months ended		Nine months ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Other expense (income), net consists of:
Amortization of intangibles/other assets	$4,047	$4,295	$12,129	$12,880
Lehman Brothers Specialty Financing settlement	—	—	8,500	—
Gain on sale of the Watsonville, CA facility	—	—	(391)	—
Royalty income, net and other	(189)	(184)	(665)	40
Total other expense (income), net	$3,858	$4,111	$19,573	$12,920

Lehman Brothers Specialty Financing settlement. On June 4, 2010, Lehman Brothers Special Financing (LBSF) initiated a claim against the Company in LBSF’s bankruptcy proceeding for an additional payment from the Company of $19.7 million, related to certain derivative contracts which the Company had earlier terminated due to LBSF’s default as a result of its bankruptcy filing in 2008. On May 31, 2011, the Company and LBSF agreed in principle to a settlement of LBSF’s June 4, 2010 claim. Under the terms of the settlement, the Company made a payment of $8.5 million during the third quarter in return for LBSF’s full release of its claim.
Sale of the Watsonville, CA facility. On June 24, 2011, the Company completed the sale of our Watsonville, CA facility which had been recorded as an asset held for sale. The proceeds of the sale were $7.9 million and resulted in a $0.4 million gain recorded in Other Expense (Income), net in the nine months ended September 25, 2011.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

5. Balance Sheet Information

Inventories. Inventories are as follows:

	September 25, 2011	December 26, 2010
Raw materials, containers and supplies	$58,971	$39,528
Finished product	347,957	290,107
Total	$406,928	$329,635

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.
In the fourth quarter of 2009, in connection with the Birds Eye Foods Acquisition, inventories were required to be valued at fair value, which was $37.6 million higher than historical manufacturing cost. Cost of products sold for the three and nine months ended September 26, 2010 included pre-tax charges of $9.7 million and $36.7 million, respectively, related to the finished products at December 23, 2009, which were subsequently sold.
Accrued Liabilities. Accrued liabilities are as follows:

	September 25, 2011	December 26, 2010
Employee compensation and benefits	$61,827	$59,877
Consumer coupons	5,056	4,708
Interest payable	50,408	39,914
Accrued restructuring charges	4,960	6,816
Other	43,300	31,431
Total	$165,551	$142,746

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

6. Goodwill and Other Assets
Goodwill
Goodwill by segment is as follows:

	Birds Eye Frozen	Duncan Hines Grocery	Specialty Foods	Total
Balance, December 26, 2010	$578,769	$740,465	$245,161	$1,564,395

Balance, September 25, 2011	$578,769	$740,465	$245,161	$1,564,395

The authoritative guidance for business combinations requires that all business combinations be accounted for at fair value under the acquisition method of accounting. The authoritative guidance for goodwill provides that goodwill should not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. There have been no events during the current quarter, which indicated that an impairment test was necessary. The Company completed its annual testing as of December 26, 2010. No goodwill impairments were identified.

Other Assets

	September 25, 2011
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(23,765)	$29,045
Customer relationships - Distributors	36	125,746	(21,395)	104,351
Customer relationships - Food Service	7	36,143	(27,620)	8,523
Customer relationships - Private Label	7	9,214	(7,853)	1,361
License	7	4,875	(1,313)	3,562
Total amortizable intangibles		$228,788	$(81,946)	$146,842
Deferred financing costs		76,937	(42,978)	33,959
Financial instruments (see note 10)		360	—	360
Total other assets, net				$181,161
	Amortizable intangibles by segment
	Birds Eye Frozen			$77,728
	Duncan Hines Grocery			55,262
	Specialty Foods			13,852
				$146,842

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

	December 26, 2010
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(19,804)	$33,006
Customer relationships - Distributors	36	125,489	(16,755)	108,734
Customer relationships - Food Service	7	36,143	(25,063)	11,080
Customer relationships - Private Label	7	9,214	(7,445)	1,769
License	7	4,875	(750)	4,125
Total amortizable intangibles		$228,531	$(69,817)	$158,714
Deferred financing costs		76,391	(35,166)	41,225
Notes receivable		428	—	428
Total other assets, net				$200,367
	Amortizable intangibles by segment
	Birds Eye Frozen			$82,749
	Duncan Hines Grocery			59,205
	Specialty Foods			16,760
				$158,714

Amortization of intangibles during the three and nine months ended September 25, 2011 was $4,047 and $12,129, respectively. Amortization during the three and nine months ended September 26, 2010 was $4,295 and $12,880, respectively. Estimated amortization expense for each of the next five years and thereafter is as follows: remainder of 2011 - $4,041, 2012 - $15,828, 2013 - $15,489, 2014 - $12,205, 2015 - $10,916 and thereafter - $88,364.
Deferred Financing Costs

As discussed in Note 8, the Company refinanced its existing Tranche C Term Loans on August 17, 2010 by issuing $400.0 million 8.25% Senior Notes due 2017 (the “8.25% Senior Notes”) and entering into an amendment to the Senior Secured Credit Facility pursuant to which the Company borrowed incremental term loans (the “Tranche D Term Loans”) in an aggregate principal amount of $442.3 million. In accordance with the authoritative guidance for debt extinguishments and modifications, the lending relationship between the Company and each bank in the original lending syndicate was examined and determined to be either a modification or an extinguishment. As a result of this analysis, the Company recorded interest expense in the Consolidated Statement of Operations during the three and nine months ended September 26, 2010 for the write-off of $11,633 of deferred financing costs and $5,648 of original issue discount related to extinguished lending relationships from the Tranche C Term Loans. In addition, the Company incurred approximately $3,880 of legal, consulting and placement fees in connection with the Tranche D Term Loans. Of the fees incurred, $3,221 were costs of modifying existing lending relationships and thus the Company charged to interest expense in the Consolidated Statement of Operations during the third quarter of 2010. The remaining $660 of fees related to obtaining new lending relationships and thus was deferred. The Company also incurred approximately $8,790 of legal, consulting, audit and placement fees in connection with the execution of the 8.25% Senior Notes, all of which were deferred. All costs deferred in connection with the above transactions were recorded in Other Assets, net on the consolidated balance sheet.
All deferred financing costs, which relate to the Senior Secured Credit Facility, Senior Notes and Senior Subordinated Notes are amortized into interest expense over the life of the related debt facility using the effective interest method. Amortization of the deferred financing costs during the three and nine months ended September 25, 2011 was $2,620 and $7,812, respectively. Amortization of the deferred financing costs during the three and nine months September 26, 2010 was $2,766 and $9,424, respectively.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

The following summarizes deferred financing cost activity in 2011:

	Gross Carrying Amount	Accumulated Amortization	Net
Balance, December 26, 2010	$76,391	$(35,166)	$41,225
2011 - Additions	546	—	546
- Amortization	—	(7,812)	(7,812)
Balance, September 25, 2011	$76,937	$(42,978)	$33,959

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
The following table summarizes restructuring charges related to the Rochester, NY office which were recorded in Administrative expenses on the Consolidated Statement of Operations during the three and nine months ended September 25, 2011 and September 26, 2010 and includes employee termination and lease termination costs.

	Three months ended		Nine months ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Birds Eye Frozen	$15	$625	$(7)	$8,039
Duncan Hines Grocery	60	161	(25)	2,072
Specialty Foods	9	98	(4)	1,263
	$84	$884	$(36)	$11,374

Tacoma, WA Plant
On December 3, 2010, in an effort to improve our supply chain operations, the Company announced the closure of the Tacoma plant and the consolidation of production in our Ft. Madison, IA plant and recorded employee termination benefits of $1,533. The Tacoma plant ceased production in June 2011 and the closure will result in the termination of approximately 160 employees. In addition to termination benefits, the Company recorded asset retirement obligations of $1,026 at Tacoma which were capitalized and depreciated over the remaining useful life of the plant. The Company recorded accelerated depreciation costs of $0 and $4,782 in the three and nine months ended September 25, 2011, respectively. In addition, the Company recorded asset impairment charges of $0 and $1,286 in the three and nine months ended September 25, 2011, respectively, upon ceasing use of the facility at the end of the second quarter. All restructuring charges related to the closure of the Tacoma, WA plant are recorded in the Duncan Hines Grocery segment and in the Cost of products sold line on the Consolidated Statement of Operations.
Fulton, NY Plant
On April 15, 2011, the Company announced plans to consolidate the Birds Eye® brand’s Fulton, NY plant operations into the Darien, WI and Waseca, MN facilities in order to locate vegetable processing closer to the crop growing region and thus reduce the related freight costs. The Fulton facility is currently expected to close at the end of 2011 and will result in the termination of approximately 270 employees. The Company recorded termination costs of $0 and $1,850 in the three and nine months ended September 25, 2011, respectively. In addition, the Company recorded accelerated depreciation costs of $2,555 and $5,190 in the three and nine months ended September 25, 2011, respectively. All restructuring charges related to the closure of the Fulton, NY plant are recorded in the Birds Eye Frozen segment and in the Cost of products sold line on the Consolidated Statement of Operations.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

The following table summarizes restructuring charges accrued as of September 25, 2011.

Description	Balance, December 26, 2010	Expense	Payments	Balance, September 25, 2011
Facility shutdowns	$1,851	$(36)	$(805)	$1,010
Employee severance	6,096	1,715	(3,861)	3,950
Total	$7,947	$1,679	$(4,666)	$4,960

Accrued restructuring charges are $4,960 as of September 25, 2011 and are recorded on the Consolidated Balance Sheet in Accrued liabilities.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

8. Debt and Interest Expense

	September 25, 2011	December 26, 2010
Short-term borrowings
- Notes payable	$434	$1,591
Total short-term borrowings	$434	$1,591
Long-term debt
- Senior Secured Credit Facility - Tranche B Term Loans due 2014	$1,199,422	$1,199,422
- Senior Secured Credit Facility - Tranche D Term Loans due 2014	368,194	368,194
- 9.25% Senior Notes due 2015	625,000	625,000
- 8.25% Senior Notes due 2017	400,000	400,000
- 10.625% Senior Subordinated Notes due 2017	199,000	199,000
- Unamortized discount on long term debt	(3,012)	(3,917)
- Capital lease obligations	13,758	14,256
	2,802,362	2,801,955
Less: current portion of long-term obligations	14,165	4,648
Total long-term debt	$2,788,197	$2,797,307

Interest expense	Three months ended		Nine months ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Third party interest expense	$41,520	$45,893	$124,601	$136,098
Related party interest expense	1,406	2,624	4,199	4,023
Amortization of debt acquisition costs (Note 6)	2,620	2,766	7,812	9,424
Write off of debt issue costs (Note 6)	—	11,633	—	11,633
Write off of discount on term loan	—	5,648	—	5,648
Amortization of deferred mark-to-market adjustment on terminated swap (Note 10)	473	736	1,684	2,565
Interest rate swap losses (Note 10)	6,222	4,764	17,328	13,387
Total interest expense	$52,241	$74,064	$155,624	$182,778

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

On August 17, 2010 the Company entered into an amendment to the Senior Secured Credit Facility, which provided for incremental term loans in the amount of $442.3 million (the “Tranche D Term Loans). The proceeds from the Tranche D Term Loans, along with the proceeds from the 8.25% Senior Notes described below were used to repay the outstanding Tranche C Term Loans. In accordance with the authoritative guidance for debt extinguishments and modifications, the lending relationship between the Company and each bank in the original lending syndicate was examined and determined to be either a modification or an extinguishment. As a result of this analysis, the Company recorded interest expense in the Consolidated Statement of Operations for the write-off of $11,633 of deferred financing costs and $5,648 of original issue discount related to extinguished lending relationships from the Tranche C Term Loans. In addition, the Company incurred approximately $3,880 of legal, consulting and placement fees in connection with the Tranche D Term Loans. Of the fees incurred, $3,221 were costs of modifying existing lending relationships and thus the Company charged interest expense in the Consolidated Statement of Operations during the third quarter of 2010. The remaining $660 of fees related to obtaining new lending relationships and thus was deferred. The Company also incurred approximately $8,790 of legal, consulting, audit and placement fees in connection with the execution of the 8.25% Senior Notes, all of which were deferred. All costs deferred in connection with the above transactions were recorded in Other Assets, net on the consolidated balance sheet.

There were no borrowings outstanding under the Revolving Credit Facility as of September 25, 2011 and December 26, 2010. There have been no borrowings under the revolver at any time in 2010 or 2011.
The total combined amount of the Tranche B Term Loans and Tranche D Term Loans that were owed to affiliates of The Blackstone Group as of September 25, 2011 and December 26, 2010, was $127,698 and $125,698, respectively.

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
The applicable margins with respect to the Company’s Senior Secured Credit Facility vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on the Company’s leverage ratio as defined in the credit agreement. The applicable margins with respect to the Senior Secured Credit Facility are currently:
Applicable Margin (per annum)

Revolving Credit Facility and Letters of Credit			Tranche B Term Loans		Tranche D Term Loans
Eurocurrency Rate for Revolving Loans and Letter of Credit Fees	Base Rate for Revolving Loans	Commitment Fees Rate	Eurocurrency Rate for Term Loans	Base Rate for Term Loans	Eurocurrency Rate for Term Loan D	Base Rate for Term Loan D
2.50%	1.50%	0.50%	2.50%	1.50%	4.25%	3.25%

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility. For the three and nine months ended September 25, 2011, the weighted average interest rate on the term loan was 3.47% and 3.49%, respectively. For the three and nine ended September 26, 2010, the weighted average interest rate on the term loan was 4.26% and 4.66%, respectively. As of September 25, 2011 and December 26, 2010, the interest rate on the revolving credit facility was 2.74% and 2.76%, respectively, however, no borrowings were made during 2010 or 2011. As of September 25, 2011 and December 26, 2010 the Eurocurrency interest rate on the term loan facility was 3.49% and 3.52%, respectively.
The Company pays a fee for all outstanding letters of credit drawn against the Revolving Credit Facility at an annual rate equivalent to the Applicable Margin then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility cannot exceed $50,000. As of September 25, 2011 and December 26, 2010, the Company had utilized $35,358 and $34,187, respectively of the Revolving Credit Facility for letters of credit. As of September 25, 2011 and December 26, 2010, there were no borrowings under the Revolving Credit Facility. As of September 25, 2011 and December 26, 2010, respectively, there was $114,642 and $115,813 of borrowing capacity under the Revolving Credit Facility, of which $14,642 and $15,813 was available to be used for letters of credit.
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

The Tranche B Term Loans mature in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the Term Loan outstanding as of September 25, 2011 are $2.5 million in 2011, $12.5 million in 2012, $12.5 million in 2013 and $1,171.9 million in 2014. The aggregate maturities of the Tranche D Term Loans outstanding as of September 25, 2011 are no payments due in 2011, 2012 and 2013, with a lump sum payment of $368.2 million due in 2014.
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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

The estimated fair value of the Company’s long-term debt, including the current portion, as of September 25, 2011, is as follows:

	September 25, 2011
Issue	Face Value	Fair Value
Senior Secured Credit Facility - Tranche B Term Loans	$1,199,422	$1,136,453
Senior Secured Credit Facility - Tranche D Term Loans	368,194	367,274
9.25% Senior Notes	625,000	629,688
8.25% Senior Notes	400,000	400,000
10.625% Senior Subordinated Notes	199,000	203,975
	$2,791,616	$2,737,390

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 26, 2010, is as follows:

	December 26, 2010
Issue	Face Value	Fair Value
Senior Secured Credit Facility - Tranche B Term Loans	$1,199,422	$1,171,308
Senior Secured Credit Facility - Tranche D Term Loans	368,194	372,031
9.25% Senior Notes	625,000	648,438
8.25% Senior Notes	400,000	409,000
10.625% Senior Subordinated Notes	199,000	213,925
	$2,791,616	$2,814,702

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
Pinnacle Foods Pension Plan
The Company maintains a non-contributory defined benefit pension plan (“Pinnacle Foods Pension Plan”) that covers eligible union employees and provides benefits generally based on years of service and employees’ compensation. The Pinnacle Foods Pension Plan is funded in conformity with the funding requirements of applicable government regulations. Plan assets consist principally of cash equivalent, equity and fixed income common collective trusts. Plan assets do not include any of the Company’s own equity or debt securities.
In fiscal 2011, the Company expects to make contributions of $6.8 million to the Pinnacle Foods Pension Plan, of which $0.9 million and $5.9 million, was made in the three and nine months ended September 25, 2011, respectively. The Company made contributions to the pension plan totaling $8.9 million in fiscal 2010, of which $2.2 million and $4.8 million was made in three and nine months ended September 26, 2010, respectively.

As a result of the negotiations for a new collective bargaining agreement with the union at our Imlay City location, effective May
11, 2010 pension benefits were frozen for certain participants. This resulted in a curtailment loss of $992 that was recorded in the second quarter of 2010.
The following represents the components of net periodic benefit cost:

Pension Benefits	Pinnacle Foods Pension Plan
	Three months ended		Nine months ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Service cost	$159	$265	$670	$963
Interest cost	757	985	3,197	3,574
Expected return on assets	(754)	(780)	(3,183)	(2,831)
Amortization of:
prior service cost	8	17	32	61
actuarial loss	129	177	543	641
Curtailment loss	—	—	—	992
Net periodic cost	$299	$664	$1,259	$3,400
Birds Eye Foods Pension Plan
The Company’s Birds Eye Foods Pension Plan (“Birds Eye Foods Pension Plan”) consists of hourly and salaried employees and has primarily non-contributory defined-benefit schedules. Benefits for the salaried employees have been frozen since the plan was acquired. In 2010, the pension plan benefits for certain locations were frozen. The curtailment gain recorded in earnings during the three and nine months ended September 26, 2010 was $0 and $588, respectively. In connection with our supply chain improvement project, we terminated approximately 134 participants from our Tacoma, WA location during the third quarter. The reduction in planned future service resulted in a plan curtailment, which decreased Pension and other postretirement benefits and Accumulated other comprehensive income by $1,666.
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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) which provides additional retirement benefits to two prior executives of Birds Eye Foods who retired prior to November 4, 1994.
The benefits for these plan is based primarily on years of service and employees’ pay near retirement. The Company’s funding policy is consistent with the funding requirements of Federal laws and regulations. Plan assets consist principally of common stocks, corporate bonds and U.S. government obligations. Plan assets do not include any of the Company’s own equity or debt securities.

In fiscal 2011, the Company expects to make contributions of $9.0 million to the Birds Eye Foods Pension Plan, of which $4.4 million and $7.3 million was made in the three and nine months ended September 25, 2011, respectively. The Company made contributions to the pension plan totaling $4.3 million in fiscal 2010. Contributions of $0.9 million and $1.7 million were made for the pension plan in the three and nine months ended September 26, 2010.
The following represents the components of net periodic benefit cost:

Pension Benefits	Birds Eye Pension Plan
	Three months ended		Nine months ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Service cost	$64	$501	$459	$1,551
Interest cost	2,692	2,055	6,211	6,166
Expected return on assets	(2,486)	(2,051)	(5,721)	(6,154)
Curtailment gain	—	—	—	(588)
Net periodic cost	$270	$505	$949	$975

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
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted. One intent of this law is to establish a regulatory structure for the derivatives market and to increase the transparency of financial reporting related to derivatives. To this date, the law has not had a material impact on our consolidated financial position or results of operations, nor do we expect it to in the future.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three and nine months ended September 25, 2011 and September 26, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of September 25, 2011, the Company had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	8	$1,071,628	0.58% - 3.33%	USD-LIBOR-BBA	Feb 2009 - Aug 2011	Jan 2012 - Apr 2014

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive (loss) income (“AOCI”) on the Consolidated Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $14,914 will be reclassified as an increase to Interest expense.
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
As of September 25, 2011, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate in (CAD)	Notional Purchased in Aggregate in (USD)	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	20	$64,060	$63,425	0.956-1.051	March 2010 - Apr 2011	Oct 2011 - Dec 2012

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

As of September 25, 2011, the Company had the following derivative instruments that were not designated in qualifying hedging relationships:

Product	Number of Instruments	Notional Amount	Price/Index	Trade Dates	Maturity Dates
Natural Gas Swap	4	420,000 MMBTU’s	$4.26 - $4.57 per MMBTU	Feb 2011 - Apr 2011	Dec 2011
Diesel Fuel Swap	6	8,400,391 Gallons	$3.75 - $4.01 per Gallon	May 2011 - Sep 2011	Dec 2011 - Dec 2012
Soybean Oil Options	1	4,400,000 Pounds	$0.56 - $0.61 per Pound	Apr 2011	Dec 2011
Corn Swap	1	625,000 Bushels	$5.47 - $6.41 per Bushel	Mar 2011	Mar 2012
Wheat Swaps	4	955,000 Bushels	$7.39 - $9.40 per Bushel	Mar 2011	Feb 2012 - Mar 2012

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 25, 2011 and December 26, 2010.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value as of September 25, 2011	Balance Sheet Location	Fair Value as of September 25, 2011
Derivatives designated as hedging instruments
Interest Rate Contracts		$—	Accrued liabilities	$13,917
		—	Other long-term liabilities	815
Foreign Exchange Contracts	Other current assets	$1,042		—
	Other assets, net	360		—
Total derivatives designated as hedging instruments		$1,402		$14,732
Derivatives not designated as hedging instruments
Natural Gas Contracts		$—	Accrued liabilities	$193
Diesel Fuel Contracts		—	Accrued liabilities	1,207
Soybean Oil Contracts		—	Accrued liabilities	537
Corn Contracts		—	Accrued liabilities	177
Wheat Contracts		—	Accrued liabilities	1,803
Total derivatives not designated as hedging instruments		$—		$3,917

	Balance Sheet Location	Fair Value as of December 26, 2010	Balance Sheet Location	Fair Value as of December 26, 2010
Derivatives designated as hedging instruments
Interest Rate Contracts		$—	Accrued liabilities	$3,300
		—	Other long-term liabilities	23,346
Foreign Exchange Contracts		—	Accrued liabilities	1,100
Total derivatives designated as hedging instruments		$—		$27,746
Derivatives not designated as hedging instruments
Diesel Fuel Contracts	Other current assets	$380		$—
Natural Gas Contracts	Other current assets	28		—
Total derivatives not designated as hedging instruments		$408		$—

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations and Accumulated other comprehensive (loss) income for the three and nine months ended September 25, 2011 and September 26, 2010.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCI on Derivative (Effective Portion)	Effective portion reclassified from AOCI to:	Reclassified from AOCI into Earnings (Effective Portion)	Ineffective portion recognized in Earnings in:	Recognized in Earnings on Derivative (Ineffective Portion)
Interest Rate Contracts	$(1,594)	Interest expense	$(6,695)	Interest expense	$(1)
Foreign Exchange Contracts	2,371	Cost of products sold	(353)	Cost of products sold	93
Three months ended September 25, 2011	$777		$(7,048)		$92

Interest Rate Contracts	$(5,534)	Interest expense	$(19,012)	Interest expense	$(10)
Foreign Exchange Contracts	624	Cost of products sold	(1,658)	Cost of products sold	220
Nine months ended September 25, 2011	$(4,910)		$(20,670)		$210

Interest Rate Contracts	$(6,623)	Interest expense	$(4,931)	Interest expense	$(568)
Foreign Exchange Contracts	(276)	Cost of products sold	(731)	Cost of products sold	(253)
Three months ended September 26, 2010	$(6,899)		$(5,662)		$(821)

Interest Rate Contracts	$(23,262)	Interest expense	$(15,385)	Interest expense	$(568)
Foreign Exchange Contracts	(753)	Cost of products sold	(2,096)	Cost of products sold	(218)
Nine months ended September 26, 2010	$(24,015)		$(17,481)		$(786)
Derivatives Not Designated as Hedging Instruments		Recognized in Earnings in:	Recognized in Earnings on Derivative
Natural Gas Contracts		Cost of products sold	$(229)
Diesel Contracts		Cost of products sold	(1,428)
Soybean Oil Contracts		Cost of products sold	(250)
Corn Contracts		Cost of products sold	(211)
Wheat Contracts		Cost of products sold	(78)
Three months ended September 25, 2011			$(2,196)

Natural Gas Contracts		Cost of products sold	$(238)
Diesel Contracts		Cost of products sold	163
Soybean Oil Contracts		Cost of products sold	(667)
Corn Contracts		Cost of products sold	(177)
Wheat Contracts		Cost of products sold	(1,803)

Nine months ended September 25, 2011			$(2,722)
Natural Gas Contracts		Cost of products sold	$(130)
Diesel Contracts		Cost of products sold	413
Three months ended September 26, 2010			$283

Natural Gas Contracts		Cost of products sold	$(510)
Diesel Contracts		Cost of products sold	(633)
Nine months ended September 26, 2010			$(1,143)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Credit-risk-related Contingent Features
The Company has agreements with certain counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of September 25, 2011, the Company has not posted any collateral related to these agreements. If the Company had breached this provision at September 25, 2011, it could have been required to settle its obligations under the agreements at their termination value, which differs from the recorded fair value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk contingent features as of September 25, 2011 and December 26, 2010.
September 25, 2011

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(14,758)	$296	$(1,657)	$(12,805)
	Foreign Exchange Contracts	1,007	4		1,011
	Diesel Fuel Contracts	(1,207)	—		(1,207)
	Natural Gas Contracts	(193)	—		(193)
	Corn Contracts	(177)	—		(177)
	Wheat Contracts	(1,803)	—		(1,803)
	Soybean Oil Contracts	(537)	—		(537)
Credit Suisse	Interest Rate Contracts	(2,479)	151	(401)	(1,927)
	Foreign Exchange Contracts	390	2		392
Total		$(19,757)	$453	$(2,058)	$(17,246)

December 26, 2010

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(26,519)	$614	$(1,178)	$(24,727)
	Foreign Exchange Contracts	(678)	18		(660)
	Diesel Fuel Contracts	380	—		380
	Natural Gas Contracts	28	—		28
Credit Suisse	Interest Rate Contracts	(1,980)	61	—	(1,919)
	Foreign Exchange Contracts	(457)	17		(440)
Total		$(29,226)	$710	$(1,178)	$(27,338)

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
Lehman Brothers Special Financing
On June 4, 2010 Lehman Brothers Special Financing (LBSF) initiated a claim against the Company in LBSF’s bankruptcy proceeding for an additional payment from the Company of $19.7 million, related to certain derivative contracts which the Company had earlier terminated due to LBSF’s default as a result of its bankruptcy filing in 2008. On May 31, 2011, the Company and LBSF agreed in principle to a settlement of LBSF’s June 4, 2010 claim. Under the terms of the settlement, the Company made payment of $8.5 million during the third quarter of 2011 in return for LBSF’s release of its claim.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

12. Related Party Transactions

At the closing of the Blackstone Transaction, the Company entered into an advisory agreement with an affiliate of The Blackstone Group pursuant to which such entity or its affiliates provide certain strategic and structuring advice and assistance to us. In addition, under this agreement, affiliates of The Blackstone Group provides certain monitoring, advisory and consulting services to the Company for an aggregate annual management fee equal to the greater of $2,500 or 1.0% of Consolidated EBITDA (as defined in the credit agreement governing the Company’s Senior Secured Credit Facility). Affiliates of Blackstone also receive reimbursement for out-of-pocket expenses. Expenses relating to the management fee were $1,150 and $3,450 in the three and nine months ended September 25, 2011, respectively. Expenses relating to the management fee were $1,125 and $3,375 in the three and nine months ended September 26, 2010, respectively. The Company reimbursed the Blackstone group out-of-pocket expenses totaling $0 and $55 in the three and nine months ended September 26, 2010, respectively. There were no out-of-pocket expenses reimbursed to The Blackstone Group in the three and nine months ended September 25, 2011.
Supplier Costs
Graham Packaging, which is controlled by affiliates of The Blackstone Group, supplies packaging for some of the Company’s products. Purchases from Graham Packaging were $3,320 and $8,264 for the three and nine months ended September 25, 2011, respectively. Purchases from Graham Packaging were $1,695 and $5,255 for the three and nine months ended September 26, 2010, respectively. On September 8, 2011, Graham Packaging announced the completion of its acquisition by Reynolds Group Holdings Limited, and thus ceased to be a related party.
Customer Purchases
Performance Food Group, which is controlled by affiliates of The Blackstone Group, is a food service supplier that purchases products from the Company. Sales to Performance Food Group were $1,214 and $3,614 in the three and nine months ended September 25, 2011, respectively. Sales to Performance Food Group were $1,559 and $4,646 in the three and nine months ended September 26, 2010, respectively.
Interest Expense
For the three and nine months ended September 25, 2011, fees and interest expense recognized in the Consolidated Statement of Operations for debt to the related party Blackstone Advisors L.P. totaled $1,406 and $4,199, respectively. For the three and nine months ended September 26, 2010, fees and interest expense recognized in the Consolidated Statement of Operations for debt to the related party Blackstone Advisors L.P. totaled $2,624 and $4,023, respectively.
Notes receivable from officers
In connection with the capital contributions at the time of the Birds Eye Foods Acquisition on December 23, 2009, certain members of the Board of Directors and management purchased ownership units of our ultimate parent, Peak Holdings LLC. To fund these purchases, certain members of management signed 30 day notes receivable at a market interest rate. The total of the notes receivable were $565 and were fully paid in January 2010.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

13. Segments
The Company is organized into three operating segments: Birds Eye Frozen, Duncan Hines Grocery and Specialty Foods. Our United States retail frozen vegetables (Birds Eye®), multi-serve frozen dinners and entrées (Birds Eye Voila!®), single-serve frozen dinners and entrées (Hungry-Man®, Swanson®), frozen seafood (Van de Kamp’s®, Mrs. Paul’s®), frozen breakfast (Aunt Jemima®), bagels (Lender’s®), and frozen pizza (Celeste®) are reported in the Birds Eye Frozen segment. Our baking mixes and frostings (Duncan Hines®), shelf-stable pickles, peppers and relish (Vlasic®), barbeque sauces (Open Pit®), pie fillings (Comstock®, Wilderness®), syrups (Mrs. Butterworth’s®, Log Cabin®), salad dressing (Bernstein’s®), canned meat (Armour®, Nalley®, Brooks®) and all Canadian Operations are reported in the Duncan Hines Grocery segment. The Specialty Foods segment consists of snack products (Tim’s Cascade®, Snyder of Berlin®) and our food service and private label businesses. Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets and assets held for sale. Unallocated corporate expenses consist of corporate overhead such as executive management, finance and legal functions, the costs to integrate the Birds Eye Foods Acquisition and a onetime charge of $8.5 million related to our settlement with LBSF. For further information on the LBSF settlement, see Note 11 to the Consolidated Financial Statements for Commitments and Contingencies.

	Three months ended		Nine months ended
SEGMENT INFORMATION	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Net sales
Birds Eye Frozen	$248,010	$223,077	$796,401	$778,124
Duncan Hines Grocery	221,603	214,098	686,937	684,663
Specialty Foods	105,133	104,554	299,743	311,458
Total	$574,746	$541,729	$1,783,081	$1,774,245
Earnings before interest and taxes
Birds Eye Frozen	$32,590	$28,539	$112,199	$93,573
Duncan Hines Grocery	30,975	27,505	99,884	99,574
Specialty Foods	7,636	7,058	22,394	19,931
Unallocated corporate expenses	(5,907)	(8,866)	(25,475)	(26,350)
Total	$65,294	$54,236	$209,002	$186,728
Depreciation and amortization
Birds Eye Frozen	$11,519	$8,327	$29,809	$25,573
Duncan Hines Grocery	6,297	6,134	22,781	17,855
Specialty Foods	4,343	5,074	12,475	14,784
Total	$22,159	$19,535	$65,065	$58,212
Capital expenditures*
Birds Eye Frozen	$25,814	$8,823	$59,501	$31,046
Duncan Hines Grocery	8,978	13,750	21,318	26,214
Specialty Foods	5,429	2,514	11,513	7,359
Total	$40,221	$25,087	$92,332	$64,619
GEOGRAPHIC INFORMATION
Net sales
United States	$568,634	$536,622	$1,763,734	$1,755,358
Canada	20,763	19,811	62,566	58,597
Intercompany	(14,651)	(14,704)	(43,219)	(39,710)
Total	$574,746	$541,729	$1,783,081	$1,774,245
 *    Includes new capital leases.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

SEGMENT INFORMATION	September 25, 2011	December 26, 2010
Total assets
Birds Eye Frozen	$2,088,429	$2,004,956
Duncan Hines Grocery	2,009,185	1,963,939
Specialty Foods	455,443	440,693
Corporate	35,424	82,028
Total	$4,588,481	$4,491,616
GEOGRAPHIC INFORMATION
Long-lived assets
United States	$484,662	$447,014
Canada	41	54
Total	$484,703	$447,068

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

14. Income Taxes

The provision (benefit) for income taxes and related effective tax rates for the three months and nine months ended September 25, 2011 and September 26, 2010 were as follows:

	Three months ended		Nine months ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Provision (benefit) for income taxes - current	$1,170	$(7,731)	$2,210	$2,055
Provision (benefit) for income taxes - deferred	(797)	154	10,797	(3,801)
Provision (benefit) for income taxes	$373	$(7,577)	$13,007	$(1,746)

Effective rate	2.8%	38.4%	24.3%	(41.6)%

Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
During the three and nine months ended September 25, 2011, various jurisdictions enacted legislative changes which effected the amounts at which our deferred tax assets and liabilities will reverse.  While such rate changes resulted in no additional benefit to the provision for income taxes during the three months ended September 25, 2011, a net benefit of $2,777 related to rate changes was recorded in the tax provision for the nine months ended September 25, 2011.  Additionally, during the three and nine months ended September 25, 2011, new information effecting the measurement of uncertain tax benefits and the settlement of a tax examination resulted in a benefit to the provision for income taxes of $4,733.
As previously reported, during the nine months ended September 26, 2010, the Company recorded an out of period adjustment to correct an error in the tax effects of Accumulated Other Comprehensive Loss. This adjustment reduced the provision for income taxes by $3,700. Accordingly, Accumulated Other Comprehensive Loss was increased by the related effect of this adjustment. This adjustment was not material to any of the affected periods.
The Company regularly evaluates its deferred tax assets for future realization.  A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.  Changes in valuation allowances from period to period are included in the Company's provision for income taxes in the period of change.
As of September 25, 2011 and September 26, 2010, we maintained a valuation allowance for certain state net operating loss carryovers, state tax credit carryovers and foreign loss carryovers. For the three months ended September 25, 2011, no charge related to change in valuation allowance was recognized to the provision for income taxes. For the nine months ended September 25, 2011, a charge of $443 was recognized in the provision for income taxes, principally related to certain state credit carryovers and changes due to the aforementioned tax laws.
The Company's liability for unrecognized tax benefits as of September 25, 2011 is $9,660. The amount, if recognized, that would impact the effective tax rate as of September 25, 2011 was $2,456. The amount of unrecognized tax benefit classified as a long-term liability on the Consolidated Balance Sheet was $721. From time to time, various taxing authorities may audit the Company's tax returns. It is reasonably possible that a decrease in the unrecognized tax benefit of up to $1,735 may occur within the next twelve months due to the lapse of certain statute of limitations or resolution of uncertainties.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

15. Recently Issued Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively and becomes effective in the first quarter of 2012. The Company anticipates that the adoption of this standard will change the presentation of its consolidated financial statements but will have no impact on the determination of net earnings.
In September 2011, the FASB amended the authoritative guidance regarding the testing for goodwill impairment. Under the amendments, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value reporting of a reporting unit is less than the carrying amount, then performing the two-step impairment test is unnecessary. The changes are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, however, early adoption is permitted. The Company is currently evaluating whether it will elect to early adopt this guidance during the fourth quarter.

In September 2011, the FASB amended the authoritative guidance regarding multi-employer pension plans. The revised guidance requires additional disclosures regarding multi-employer plans and is effective for fiscal years ending after December 15, 2011. The Company does not expect this guidance to have a material impact on the consolidated financial statements upon adoption.

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
The 10.625% Senior Subordinated Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future indebtedness of the Company and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company.
The following consolidating financial information presents:

(1)	(a) Consolidating balance sheets as of September 25, 2011 and December 26, 2010.
(b) The related consolidating statements of operations for the Company, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Three and nine months ended September 25, 2011; and
ii. Three and nine months ended September 26, 2010.
(c) The related consolidating statements of cash flows for the Company, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Nine months ended September 25, 2011; and
ii. Nine months ended September 26, 2010.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Consolidating Balance Sheet September 25, 2011

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$98,196	$1,181	$—	$99,377
Accounts receivable, net	—	170,248	7,801	—	178,049
Intercompany accounts receivable	141,420	—	302	(141,722)	—
Inventories, net	—	399,530	7,398	—	406,928
Other current assets	2,192	6,897	251	—	9,340
Deferred tax assets	—	35,083	—	(368)	34,715
Total current assets	143,612	709,954	16,933	(142,090)	728,409
Plant assets, net	—	484,662	41	—	484,703
Investment in subsidiaries	1,816,494	10,262	—	(1,826,756)	—
Intercompany note receivable	1,621,090	7,270	9,800	(1,638,160)	—
Tradenames	—	1,629,813	—	—	1,629,813
Other assets, net	33,855	147,111	195	—	181,161
Deferred tax assets	189,226	—	—	(189,226)	—
Goodwill	—	1,564,395	—	—	1,564,395
Total assets	$3,804,277	$4,553,467	$26,969	$(3,796,232)	$4,588,481
Current liabilities:
Short-term borrowings	$—	$434	$—	$—	$434
Current portion of long-term obligations	11,922	2,243	—	—	14,165
Accounts payable	—	165,241	1,189	—	166,430
Intercompany accounts payable	—	141,722	—	(141,722)	—
Accrued trade marketing expense	—	35,133	4,457	—	39,590
Accrued liabilities	68,173	96,719	659	—	165,551
Accrued income taxes	—	340	—	—	340
Deferred tax liabilities	189	—	179	(368)	—
Total current liabilities	80,284	441,832	6,484	(142,090)	386,510
Long-term debt	2,776,681	11,516	—	—	2,788,197
Intercompany note payable	—	1,630,890	7,270	(1,638,160)	—
Pension and other postretirement benefits	—	65,711	—	—	65,711
Other long-term liabilities	815	17,400	2,730	—	20,945
Deferred tax liabilities	—	569,624	223	(189,226)	380,621
Total liabilities	2,857,780	2,736,973	16,707	(1,969,476)	3,641,984
Commitments and contingencies (note 11)
Shareholder’s equity:
Common stock and other equity	$—	$—	$—	$—	—
Additional paid-in-capital	697,101	1,284,155	2,324	(1,286,479)	697,101
Retained earnings	287,960	555,172	7,469	(562,641)	287,960
Accumulated other comprehensive loss	(38,564)	(22,833)	469	22,364	(38,564)
Total shareholder’s equity	946,497	1,816,494	10,262	(1,826,756)	946,497
Total liabilities and shareholder’s equity	$3,804,277	$4,553,467	$26,969	$(3,796,232)	$4,588,481

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Consolidated Statement of Operations For the three months ended September 25, 2011

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$568,634	$20,763	$(14,651)	$574,746
Cost of products sold	(53)	438,355	16,570	(14,376)	440,496
Gross profit	53	130,279	4,193	(275)	134,250
Operating expenses
Marketing and selling expenses	121	41,911	1,274	—	43,306
Administrative expenses	1,237	17,359	914	—	19,510
Research and development expenses	9	2,273	—	—	2,282
Intercompany royalties	—	—	17	(17)	—
Intercompany technical service fees	—	—	258	(258)	—
Other expense (income), net	—	3,858	—	—	3,858
Equity in (earnings) loss of investees	(27,641)	(1,149)	—	28,790	—
Total operating expenses	(26,274)	64,252	2,463	28,515	68,956
Earnings before interest and taxes	26,327	66,027	1,730	(28,790)	65,294
Intercompany interest (income) expense	(28,601)	28,584	17	—	—
Interest expense	51,792	444	5	—	52,241
Interest income	—	97	—	—	97
Earnings before income taxes	3,136	37,096	1,708	(28,790)	13,150
Provision (benefit) for income taxes	(9,641)	9,455	559	—	373
Net earnings	$12,777	$27,641	$1,149	$(28,790)	$12,777

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Consolidated Statement of Operations For the three months ended September 26, 2010

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$536,622	$19,811	$(14,704)	$541,729
Cost of products sold	270	415,792	16,768	(14,574)	418,256
Gross profit	(270)	120,830	3,043	(130)	123,473
Operating expenses
Marketing and selling expenses	84	38,077	1,605	—	39,766
Administrative expenses	1,237	21,466	746	—	23,449
Research and development expenses	9	1,903	—	—	1,912
Intercompany royalties	—	—	20	(20)	—
Intercompany technical service fees	—	—	110	(110)	—
Other expense (income), net	—	4,111	—	—	4,111
Equity in (earnings) loss of investees	(13,357)	(397)	—	13,754	—
Total operating expenses	(12,027)	65,160	2,481	13,624	69,238
Earnings before interest and taxes	11,757	55,670	562	(13,754)	54,235
Intercompany interest (income) expense	(30,010)	30,010	—	—	—
Interest expense	73,576	488	—	—	74,064
Interest income	—	85	—	—	85
Earnings (loss) before income taxes	(31,809)	25,257	562	(13,754)	(19,744)
Provision (benefit) for income taxes	(19,642)	11,900	165	—	(7,577)
Net earnings (loss)	$(12,167)	$13,357	$397	$(13,754)	$(12,167)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Consolidated Statement of Operations For the nine months ended September 25, 2011

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,763,734	$62,566	$(43,219)	$1,783,081
Cost of products sold	(128)	1,343,039	53,368	(42,520)	1,353,759
Gross profit	128	420,695	9,198	(699)	429,322
Operating expenses
Marketing and selling expenses	362	126,561	4,841	—	131,764
Administrative expenses	3,884	56,094	2,662	—	62,640
Research and development expenses	27	6,316	—	—	6,343
Intercompany royalties	—	—	55	(55)	—
Intercompany technical service fees	—	—	644	(644)	—
Other expense (income), net	—	19,573	—	—	19,573
Equity in (earnings) loss of investees	(83,917)	(685)	—	84,602	—
Total operating expenses	(79,644)	207,859	8,202	83,903	220,320
Earnings before interest and taxes	79,772	212,836	996	(84,602)	209,002
Intercompany interest (income) expense	(87,030)	87,013	17	—	—
Interest expense	154,294	1,325	5	—	155,624
Interest income	—	238	1	—	239
Earnings before income taxes	12,508	124,736	975	(84,602)	53,617
Provision (benefit) for income taxes	(28,102)	40,819	290	—	13,007
Net earnings	$40,610	$83,917	$685	$(84,602)	$40,610

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Consolidated Statement of Operations For the nine months ended September 26, 2010

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,755,358	$58,597	$(39,710)	$1,774,245
Cost of products sold	270	1,341,837	50,238	(39,241)	1,353,104
Gross profit	(270)	413,521	8,359	(469)	421,141
Operating expenses
Marketing and selling expenses	252	126,268	4,573	—	131,093
Administrative expenses	3,782	78,188	1,971	—	83,941
Research and development expenses	27	6,433	—	—	6,460
Intercompany royalties	—	—	66	(66)	—
Intercompany technical service fees	—	—	403	(403)	—
Other expense (income), net	—	12,920	—	—	12,920
Equity in (earnings) loss of investees	(59,513)	(895)	—	60,408	—
Total operating expenses	(55,452)	222,914	7,013	59,939	234,414
Earnings before interest and taxes	55,182	190,607	1,346	(60,408)	186,727
Intercompany interest (income) expense	(91,612)	91,612	—	—	—
Interest expense	181,895	883	—	—	182,778
Interest income	20	222	—	—	242
Earnings (loss) before income taxes	(35,081)	98,334	1,346	(60,408)	4,191
Provision (benefit) for income taxes	(41,018)	38,821	451	—	(1,746)
Net earnings (loss)	$5,937	$59,513	$895	$(60,408)	$5,937

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Consolidating Statement of Cash Flows For the nine months ended September 25, 2011
	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net earnings from operations	$40,610	$83,917	$685	$(84,602)	$40,610
Non-cash charges (credits) to net earnings
Depreciation and amortization	—	65,053	12	—	65,065
Amortization of discount on term loan	904	—	—	—	904
Amortization of debt acquisition costs	7,797	10	5	—	7,812
Amortization of deferred mark-to-market adjustment on terminated swap	1,684	—	—	—	1,684
Plant asset impairment charges	—	1,286	—	—	1,286
Change in value of financial instruments	(210)	4,194	—	—	3,984
Equity in loss (earnings) of investees	(83,917)	(685)	—	84,602	—
Stock-based compensation charges	—	900	—	—	900
Postretirement healthcare benefits	—	84	—	—	84
Pension expense, net of contributions	—	(11,313)	—	—	(11,313)
Other long-term liabilities	—	(1,375)	—	—	(1,375)
Other long-term assets	(3,466)	3,636	—	—	170
Deferred income taxes	(28,102)	38,898	1	—	10,797
Changes in working capital, net of acquisitions
Accounts receivable	—	(31,641)	(1,284)	—	(32,925)
Intercompany accounts receivable/payable	—	2,477	(2,477)	—	—
Inventories	—	(75,287)	(1,632)	—	(76,919)
Accrued trade marketing expense	—	(8,340)	733	—	(7,607)
Accounts payable	—	52,026	(493)	—	51,533
Accrued liabilities	11,341	(2,015)	60	—	9,386
Other current assets	(2,639)	7,673	(142)	—	4,892
Accrued income taxes	—	340	(189)		151
Net cash provided by (used in) operating activities	(55,998)	129,838	(4,721)	—	69,119
Cash flows from investing activities
Intercompany accounts receivable/payable	(295,700)	—	—	295,700	—
Intercompany loans	—	(7,270)	(9,800)	17,070	—
Repayments of intercompany loans	353,111	—		(353,111)	—
Capital expenditures	—	(90,832)	—	—	(90,832)
Sale of plant assets	—	7,900	—	—	7,900
Net cash (used in) provided by investing activities	57,411	(90,202)	(9,800)	(40,341)	(82,932)
Cash flows from financing activities
Proceeds from short-term borrowing	—	845	—	—	845
Repayments of short-term borrowing	—	(2,002)	—	—	(2,002)
Intercompany accounts receivable/payable	—	295,700		(295,700)	—
Proceeds from intercompany loans	—	9,800	7,270	(17,070)	—
Repayments of intercompany loans	—	(353,111)	—	353,111	—
Repayment of capital lease obligations	—	(1,997)	—	—	(1,997)
Debt acquisition costs	(346)	—	(200)	—	(546)
Equity contributions	557	1	—	—	558
Reduction of equity contributions	(1,624)	—	—	—	(1,624)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Other Financing	—	—	2,730	—	2,730
Net cash (used in) provided by financing activities	(1,413)	(50,764)	9,800	40,341	(2,036)
Effect of exchange rate changes on cash	—	—	(60)	—	(60)
Net change in cash and cash equivalents	—	(11,128)	(4,781)	—	(15,909)
Cash and cash equivalents - beginning of period	—	109,324	5,962	—	115,286
Cash and cash equivalents - end of period	$—	$98,196	$1,181	$—	$99,377

Supplemental disclosures of cash flow information:
Interest paid	$132,502	$1,268	$—	$—	$133,770
Interest received	(1)	193	1	—	193
Income taxes paid (refunded)	—	(3,030)	665	—	(2,365)
Non-cash investing and financing activities:
New capital leases	—	1,500	—	—	1,500

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Consolidating Statement of Cash Flows For the nine months ended September 26, 2010

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net earnings from operations	$5,937	$59,513	$895	$(60,408)	$5,937
Non-cash charges (credits) to net earnings
Depreciation and amortization	—	58,203	9	—	58,212
Amortization of discount on term loan	1,856	—	—	—	1,856
Amortization of debt acquisition costs	9,424	—	—	—	9,424
Write off of debt acquisition costs	17,281	—	—	—	17,281
Amortization of deferred mark-to-market adjustment on terminated swap	2,565	—	—	—	2,565
Change in value of financial instruments	(395)	1,607	—	—	1,212
Equity in loss (earnings) of investees	(59,513)	(895)	—	60,408	—
Stock-based compensation charges	—	614	—	—	614
Postretirement healthcare benefits	—	(57)	—	—	(57)
Pension expense, net of contributions	—	(2,473)	—	—	(2,473)
Other long-term liabilities	—	1,528	—	—	1,528
Other long-term assets	—	50	—	—	50
Deferred income taxes	(45,306)	41,420	85	—	(3,801)
Changes in working capital, net of acquisitions
Accounts receivable	—	1,223	(6,543)	—	(5,320)
Intercompany accounts receivable/payable	—	448	(448)	—	—
Inventories	—	2,083	(777)	—	1,306
Accrued trade marketing expense	—	(6,466)	2,500	—	(3,966)
Accounts payable	—	33,973	718	—	34,691
Accrued liabilities	26,952	(3,332)	112	—	23,732
Other current assets	8,706	(6,597)	583	—	2,692
Net cash provided by (used in) operating activities	(32,493)	180,842	(2,866)	—	145,483
Cash flows from investing activities
Intercompany accounts receivable/payable	(59,428)	—	—	59,428	—
Repayments of intercompany loans	134,926	—	—	(134,926)	—
Capital expenditures	—	(52,397)	—	—	(52,397)
Net cash (used in) provided by investing activities	75,498	(52,397)	—	(75,498)	(52,397)
Cash flows from financing activities
Proceeds from bond offering	400,000	—	—	—	400,000
Proceeds from bank term loan	442,300	—	—	—	442,300
Repayments of long-term obligations	(872,452)	—	—	—	(872,452)
Proceeds from short-term borrowing	—	1,412	—	—	1,412
Repayments of short-term borrowing	—	(2,178)	—	—	(2,178)
Intercompany accounts receivable/payable	—	59,428	—	(59,428)	—
Repayments of intercompany loans	—	(134,926)	—	134,926	—
Repayment of capital lease obligations	—	(2,164)	—	—	(2,164)
Change in bank overdrafts	—	(14,304)	—	—	(14,304)
Debt acquisition costs	(13,025)	—	—	—	(13,025)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Consolidating Statement of Cash Flows For the nine months ended September 26, 2010

Equity contributions	561	—	—	—	561
Reduction of equity contributions	(954)	—	—	—	(954)
Repayments of notes receivable from officers	565	—	—	—	565
Net cash (used in) provided by financing activities	(43,005)	(92,732)	—	75,498	(60,239)
Effect of exchange rate changes on cash	—	—	178	—	178
Net change in cash and cash equivalents	—	35,713	(2,688)	—	33,025
Cash and cash equivalents - beginning of period	—	68,249	5,625	—	73,874
Cash and cash equivalents - end of period	$—	$103,962	$2,937	$—	$106,899

Supplemental disclosures of cash flow information:
Interest paid	$121,427	$953	$—	$—	$122,380
Interest received	20	222	—	—	242
Income taxes paid	—	6,254	8	—	6,262
Non-cash investing and financing activities:
New capital leases	—	12,222	—	—	12,222

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Overview
We are a leading producer, marketer and distributor of high quality, branded food products. We manage the business in three operating segments: Birds Eye Frozen, Duncan Hines Grocery and Specialty Foods. Our United States frozen vegetables (Birds Eye®), multi-serve frozen dinners and entrées (Birds Eye Voila!®), single-serve frozen dinners and entrées (Hungry-Man®, Swanson®), frozen seafood (Van de Kamp’s®, Mrs. Paul’s®), frozen breakfast (Aunt Jemima®), bagels (Lender’s®), and frozen pizza (Celeste®) are reported in the Birds Eye Frozen Division. Our baking mixes and frostings (Duncan Hines®), shelf-stable pickles, peppers and relish (Vlasic®), barbeque sauces (Open Pit®), pie fillings (Comstock®, Wilderness®), syrups (Mrs. Butterworth’s®, Log Cabin®), salad dressing (Bernstein’s®), canned meat (Armour®, Nalley®, Brooks®) and all Canadian Operations are reported in the Duncan Hines Grocery Division. The Specialty Foods Division consists of snack products (Tim’s Cascade®, Snyder of Berlin®) and our food service and private label businesses. We refer to the sum of our Birds Eye Frozen segment and our Duncan Hines Grocery segment as our North American retail businesses. Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets and assets held for sale. Unallocated corporate expenses consist of corporate overhead such as executive management, and finance and legal functions and the costs to integrate the Birds Eye Foods Acquisition and a onetime charge of $8.5 million related to our settlement with Lehman Brothers Specialty Financing (LBSF). For further information on the LBSF settlement see Note 11 to the Consolidated Financial Statements for Commitments and Contingencies. Product contribution is defined as gross profit less direct to consumer advertising and marketing expenses, selling commissions and direct brand marketing overhead expenses.
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

•
Consumer Tastes and Trends. Consumer trends, such as changing health trends and focus on convenience and products tailored for busy lifestyles, present both opportunities and challenges for our business. In order to maintain and grow our business, we must react to these trends by offering products that respond to evolving consumer needs. In the current economic climate, the long-term trend for food consumption at home is flat. The slow economic recovery has negatively impacted consumer spending and increased price sensitivity among consumers.. As a result, consumers are looking for value alternatives, which has caused an increase in the percentage of products sold on promotion and a shift from traditional retail grocery to mass merchandisers and the value channel.

•
Customer Consolidation. In recent years, our industry had been characterized by consolidation in the retail grocery and food service industries, with mass merchandisers gaining market share. This trend could increase customer concentration within the industry.

Revenue Factors
Our net sales are driven principally by the following factors:

•	Gross sales, which change as a function of changes in volume and list price; and

•	the costs that we deduct from gross sales to reach net sales, which consist of:

◦	Cash discounts, returns and other allowances.

◦	Trade marketing expenses, which include the cost of temporary price reductions (“on sale” prices), promotional displays and advertising space in store circulars.

◦
New product distribution (slotting) expenses, which are the costs of having certain retailers stock a new product, including amounts retailers charge for updating their warehousing systems, allocating shelf space and in-store systems set-up, among other things.

◦	Consumer coupon redemption expenses, which are costs from the redemption of coupons we circulate as part of our marketing efforts.
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

•
Impairment of Goodwill, Tradenames and Long-Lived Assets. We test our goodwill and intangible assets annually or more frequently (if necessary) for impairment and have recorded impairment charges in recent years. The value of goodwill and intangibles from the allocation of purchase price from the Blackstone Transaction and the Birds Eye Foods Acquisition is derived from our business operating plans at that time and is therefore susceptible to an adverse change that could require an impairment charge. During the fourth quarter of 2010, we recognized an impairment of $29.0 million in our Hungry-Man®trade name as a result of reduced long-term sales growth forecasts for the brand.

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

The following table summarizes restructuring charges related to the Rochester, NY office which were recorded during the three and nine months ended September 25, 2011 and September 26, 2010 and includes employee termination and lease termination costs.

	Three months ended		Nine months ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Birds Eye Frozen	$—	$0.6	$—	$8.0
Duncan Hines Grocery	0.1	0.2	—	2.1
Specialty Foods	—	0.1	—	1.3
	$0.1	$0.9	$—	$11.4

Tacoma, WA Plant
On December 3, 2010, in an effort to improve our supply chain operations, we announced the closure of our Tacoma plant and the consolidation of production in our Ft. Madison, IA plant and recorded employee termination benefits of $1.5 million. The Tacoma plant ceased production in June 2011 and the closure will result in the termination of approximately 160 employees. In addition to termination benefits, we recorded asset retirement obligations of $1.0 million at Tacoma which were capitalized and depreciated over the remaining useful life of the plant. We recorded accelerated depreciation costs of $0.0 million and $4.7 million in the three and nine months ended September 25, 2011, respectively. In addition, we recorded asset impairment charges of $0.0 million and $1.3 million in the three and nine months ended September 25, 2011, respectively, upon ceasing use of the facility at the end of the second quarter. All restructuring charges related to the closure of the Tacoma, WA plant are recorded in the Duncan Hines Grocery segment.
Fulton, NY Plant
On April 15, 2011, we announced plans to consolidate the Birds Eye® brand’s Fulton, NY plant operations into the Darien, WI and Waseca, MN facilities in order to locate vegetable processing closer to the crop growing region and thus reduce the related freight costs. The Fulton facility is currently expected to close at the end of 2011 and will result in the termination of approximately 270 employees. We recorded termination costs of $0.0 million and $1.9 million in the three and nine months ended September 25, 2011, respectively. In addition, we recorded accelerated depreciation costs of $2.6 million and $5.2 million in the three and nine months ended September 25, 2011, respectively. All restructuring charges related to the closure of the Fulton, NY plant are recorded in the Birds Eye Frozen segment.

Results of Operations:
Consolidated Statements of Operations
The following tables set forth statement of operations data expressed in dollars and as a percentage of net sales.

	Three months ended				Nine months ended
	September 25, 2011		September 26, 2010		September 25, 2011		September 26, 2010
Net sales	$574.7	100.0%	$541.7	100.0%	$1,783.1	100.0%	$1,774.2	100.0%
Cost of products sold	440.5	76.6%	418.3	77.2%	1,353.8	75.9%	1,353.1	76.3%
Gross profit	134.2	23.4%	123.4	22.8%	429.3	24.1%	421.1	23.7%
Operating expenses:
Marketing and selling expenses	$43.3	7.5%	$39.8	7.3%	$131.8	7.4%	$131.1	7.4%
Administrative expenses	19.5	3.4%	23.4	4.3%	62.6	3.5%	83.9	4.7%
Research and development expenses	2.3	0.4%	1.9	0.4%	6.3	0.4%	6.5	0.4%
Other expense (income), net	3.9	0.7%	4.1	0.8%	19.6	1.1%	12.9	0.7%
Total operating expenses	$69.0	12.0%	$69.2	12.8%	$220.3	12.4%	$234.4	13.2%
Earnings before interest and taxes	$65.3	11.4%	$54.2	10.0%	$209.0	11.7%	$186.7	10.5%

	Three months ended		Nine months ended
	September 25, 2011	September 26, 2010	September 25, 2011		September 26, 2010
Net sales
Birds Eye Frozen	$248.0	$223.1	$796.4		$778.1
Duncan Hines Grocery	221.6	214.1	686.9		684.7
Specialty Foods	105.1	104.6	299.7		311.5
Total	$574.7	$541.8	$1,783.0		$1,774.3

Earnings before interest and taxes
Birds Eye Frozen	$32.6	$28.5	$112.2		$93.6
Duncan Hines Grocery	31.0	27.5	99.9		99.6
Specialty Foods	7.6	7.1	22.4		19.9
Unallocated corporate expenses	(5.9)	(8.9)	(25.5)		(26.4)
Total	$65.3	$54.2	$209.0		$186.7

Depreciation and amortization
Birds Eye Frozen	$11.5	$8.3	$29.8		$25.6
Duncan Hines Grocery	6.3	6.1	22.8		17.9
Specialty Foods	4.3	5.1	12.5		14.8
Total	$22.1	$19.5	$65.1	—	$58.3

Three months ended September 25, 2011 compared to three months ended September 26, 2010
Net sales
Net sales were $574.7 million for the three months ended September 25, 2011 compared to $541.8 million in the comparable prior year period, a 6.1% increase. Net sales in our North American retail businesses were up 7.4%, excluding the impact of the exited Birds Eye® Steamfresh® meals and U. S. Swanson® meals businesses. The increase in sales was primarily attributable to both our Birds Eye Frozen segment and our Duncan Hines Grocery segment. Sales were also impacted by lower new product distribution expenses during the quarter as we accelerated our new product launches to the first quarter of 2011 compared to 2010, when the majority of our new products were launched during the third quarter. During the third quarter of 2011, we introduced several new innovative new products, including new Birds Eye® Steamfresh® Chef's Favorites® restaurant-style vegetable blends, Vlasic® Farmers Garden® refrigerated pickles and Log Cabin® all natural pancake mix.
In the quarter, sales of our Birds Eye Voila!® complete bagged meals, Birds Eye® Steamfresh® vegetables, Hungry Man® frozen dinners and Armour® canned meats increased significantly from the prior year. We grew or held market share in brands representing approximately half of our product contribution. We have increased our published selling prices across our portfolio in order to help offset inflation and have experienced sequential improvement in realization throughout the first nine months and expect greater improvement in the remainder of the year.
Birds Eye Frozen Segment:
Net sales in the three months ended September 25, 2011 were $248.0 million, an increase of $24.9 million or 11.2% from the prior year. The increase is primarily attributable to higher sales in our Birds Eye® Voila!® brand, driven by expanded distribution and a significant increase in consumer demand caused by our new product offerings. Birds Eye® Steamfresh® vegetable sales also increased significantly, driven by our new product offerings. Hungry Man® frozen dinner sales were also significantly higher during the quarter. These increases are partially offset by lower sales in our Aunt Jemima® frozen breakfast products as a result of increased competition in 2011 compared to 2010 when a competitor’s supply disruption caused a product shortage for the category. Lower new product distribution expenses also positively impacted sales for the quarter.
Duncan Hines Grocery Segment:
Net sales in the three months ended September 25, 2011 were $221.6 million, an increase of $7.5 million or 3.5% from the prior year. The increase is primarily attributable to higher sales of our Armour® brand and our Duncan Hines® brand driven by our consumer marketing efforts. Lower new product distribution expenses also positively impacted sales for the quarter.

Specialty Foods Segment:
Net sales in the three months ended September 25, 2011 were $105.1 million, an increase of $0.6 million or 0.6% from the prior year. The increase is primarily attributable to increased sales in our snacks business, partially offset by lower sales in our food service business driven by our decision to emphasize higher margin products.
Gross profit.
Gross profit for the three months ended September 25, 2011 was $134.2 million or 23.4% of net sales, compared to $123.4 million or 22.8% of net sales during the comparable prior year period. The primary driver of the increase was a favorable variance resulting from $9.7 million of non-recurring expense recorded during the third quarter of 2010 related to the sale of inventory that was recorded at fair value during the Birds Eye acquisition. Partially offsetting this charge were non-recurring charges of $3.3 million and $1.3 million, respectively, recorded during the third quarter of 2011 related to the planned closures of our Fulton, NY and Tacoma, WA facilities. Excluding these charges, gross profit was 24.2% and 24.6% of net sales, in the third quarter of 2011 and 2010, respectively. This slight decrease is a function of higher commodity costs, which were largely offset by increased sales prices.

Marketing and selling expenses.
Marketing and selling expenses were $43.3 million or 7.5% of net sales for the three months ended September 25, 2011, compared to $39.8 million or 7.3% of sales during the comparable prior year period. The increase is driven primarily by our strategy to build consumer demand for our brands through increased advertising investment. In the third quarter, we increased advertising on our Birds Eye® frozen vegetable brands behind both our new product launches and our existing products and our Duncan Hines® brand, where we continued our comprehensive consumer marketing campaign that was launched during the prior quarter.

Administrative expenses
Administrative expenses were $19.5 million or 3.4% of net sales for the three months ended September 25, 2011, compared to $23.4 million or 4.3% of net sales during the comparable prior year period. The 2011 period is a lower percentage of net sales due to the realization of synergies from the Birds Eye acquisition and also because the third quarter of 2010 included $2.1 million of integration expenses related to the Birds Eye acquisition.
Research and development expenses.
Research and development expenses were $2.3 million, or 0.4% of net sales, for the three months ended September 25, 2011 compared with $1.9 million, or 0.4% of net sales, in the comparable prior year period.
Other expense (income), net.
Other expense (income), net consists of the following:

	Three months ended
	September 25, 2011	September 26, 2010
Other expense (income), net consists of:
Amortization of intangibles/other assets	$4.0	$4.3
Royalty income, net and other	(0.2)	(0.2)
Total other expense (income), net	$3.9	$4.1
Earnings before interest and taxes.
Earnings before interest and taxes were $65.3 million for the three months ended September 25, 2011, an increase of $11.1 million, or 20.4%, from the comparable prior year period. The increase was driven by higher gross profit primarily attributable to the net favorable charges of $5.1 million described above related to the Birds Eye acquisition in 2010 and plant consolidation projects in 2011 and lower administrative expenses driven by synergies from the Birds Eye acquisition and the absence of non recurring integration expenses, which were $2.1 million during 2010. Excluding these items, earnings before interest and taxes increased by $3.9 million, which is primarily driven by increased net sales and lower new product distribution expenses, partially offset by higher commodity costs.
Birds Eye Frozen Segment:
Earnings before interest and taxes were $32.6 million for the three months ended September 25, 2011, an increase of $4.1 million, or 14.2%, from the comparable prior year period. This increase was primarily driven by strong sales in the current quarter. Partially offsetting the sales increases, were higher advertising expense driven by our new advertising campaign and higher commodity costs. Earnings before interest and taxes were also impacted by net favorable charges of $0.2 million related to the Birds Eye acquisition in 2010 and the Fulton, NY plant consolidation project in 2011.

Duncan Hines Grocery Segment:
Earnings before interest and taxes were $31.0 million for the three months ended September 25, 2011, an increase of $3.5 million, or 12.6%, from the comparable prior year period. This increase was primarily driven by a favorable variance of $4.0 million related to the sale of inventory that was recorded at fair value during the Birds Eye acquisition and sold during the prior year. Offsetting the increase was lower gross profit as selling price increases did not fully offset commodity costs increases. In addition, we incurred $1.3 million of costs related to the planned closure of our Tacoma, WA manufacturing facility.
Specialty Foods Segment:
Earnings before interest and taxes were $7.6 million for the three months ended September 25, 2011, an increase of $0.5 million, or 8.2%, from the comparable prior year period. This increase was primarily driven by $2.2 million of non-recurring expense recorded during the third quarter of 2010 related to the sale of inventory that was recorded at fair value during the Birds Eye acquisition. Excluding this item, earnings before interest and taxes decreased by $1.7 million, which is primarily a function of higher commodity costs, partially offset by higher selling prices.
Interest expense, net.
Interest expense, net was $52.1 million in the three months ended September 25, 2011, compared to $74.0 million in the three months ended September 26, 2010.
The comparison of interest expense to the prior year period was impacted by our August 2010 refinancing, which resulted in charges of $20.9 million related to the write off of debt issue costs and discounts, loan modification fees and hedge ineffectiveness.
Included in interest expense, net, was $0.4 million and $0.7 million for the three months ended September 25, 2011 and the three months ended September 26, 2010, respectively, for the amortization of the cumulative mark-to-market adjustment for an interest rate swap that was de-designated for swap accounting in the fourth quarter of 2008 and subsequently terminated. The counterparty to the interest rate swap was Lehman Brothers Special Financing (“LBSF”), a subsidiary of Lehman Brothers, and the hedge was de-designated for swap accounting at the time of LBSF’s bankruptcy filing. At that time of de-designation, the cumulative mark to market adjustment was $11.5 million. As of September 25, 2011, the remaining unamortized balance is $0.9 million.
Excluding the impact of the items in the previous paragraphs, the decrease in interest expense, net, was $0.6 million, of which $1.4 million was due to lower term loan debt levels due to payments made in 2010, $1.0 million due to lower interest rates as a result of our 2010 refinancing, $0.4 million due to lower interest rates on our tranche B term loans, $0.2 million due to lower amortization of debt issue costs, offset by increased losses on interest rate swap agreements of $2.0 million and $0.3 million of higher capital lease interest expenses.
Included in the interest expense, net, amount was $6.2 million and $4.2 million for the three months ended September 25, 2011 and the three months ended September 26, 2010, respectively, recorded from losses on interest rate swap agreements, a net change of $2.0 million. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the Accumulated other comprehensive (loss) income (“AOCI”) portion, are recorded as an adjustment to interest expense.
Provision (benefit) for income taxes.

The effective tax rate was 2.8% for the three months ended September 25, 2011, compared to 38.4% for the three months September 26, 2010.  The effective rate difference was principally due to the benefit created by evaluation of new information effecting the measurement of certain unrecognized tax benefits and the settlement of a tax examination. For the three months ended September 25, 2011 and September 26, 2010 we maintained a valuation allowance against certain state net operating carryovers, state tax credits carryovers and foreign loss carryovers. Refer to Note 14 of the Consolidated Financial Statements.

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

Nine months ended September 25, 2011 compared to nine months ended September 26, 2010
Net sales
Net sales were $1,783.1 million for the nine months ended September 25, 2011 compared to $1,774.2 million in the comparable prior year period, a 0.5% increase. Net sales in our North American retail businesses were up 2.0%, excluding the impact of the exited Birds Eye® Steamfresh® meals and U. S. Swanson® meals businesses. We introduced several new products during the first nine months of 2011, in addition to the third quarter introductions discussed above, including new varieties of Birds Eye® Steamfresh® vegetables, Birds Eye® Voila! ® complete bagged meals, Mrs. Paul’s® and Van de Kamp’s® seafood products, and Hungry-Man® frozen dinners in the United States, as well as Swanson® Skillet complete bagged meals in Canada. We have increased our published selling prices across our portfolio in order to help offset inflation and have experienced sequential improvement in realization throughout the first nine months and expect greater improvement in the remainder of the year.
In the nine months ended September 25, 2011, Birds Eye® Voila!® and Birds Eye® Steamfresh® experienced significant sales increases driven by our new product introductions and advertising campaign. Mrs. Paul’s® and Van de Kamp’s® also increased as a result of strong sales during Lent. Duncan Hines® gained significant momentum during the second and third quarters driven by our new advertising campaign, but is down from 2010 on a year-to-date basis. We grew or held market share in brands representing approximately 67% of our product contribution.
Birds Eye Frozen Segment:
Net sales in the nine months ended September 25, 2011 were $796.4 million, an increase of $18.3 million, or 2.3%, from the prior year. Sales for the period were impacted by this year’s significant investment in new product launches, which has led to strong gains in sales of our Birds Eye® Steamfresh® vegetables and Birds Eye® Voila!® complete bagged meals. Sales of Mrs. Paul’s®, Van de Kamp’s® ,and Celeste® also increased substantially during the period. The increases were offset, primarily by lower sales in our Aunt Jemima® frozen breakfast products as a result of increased competition in 2011 compared to 2010 when a competitor supply disruption caused a product shortage for the category.
Duncan Hines Grocery Segment:
Net sales in the nine months ended September 25, 2011 were $686.9 million, an increase of $2.3 million, or 0.3%, from the prior year. During the period, we realized strong sales in our Canadian business, where we introduced Swanson Skillet meals during the first quarter. In addition, sales of our Armour® canned meat, Nalley’s® chili and Log Cabin® syrup brands increased significantly from the prior year. Offsetting these increases were lower sales in our Duncan Hines® and Vlasic® brands. Although sales are down from the prior year on a year-to-date basis, Duncan Hines® gained considerable momentum during the second and third quarters on the heels of our new advertising campaign as we launched an extensive television, internet and social media based campaign during the second quarter.
Specialty Foods Segment:
Net sales in the nine months ended September 25, 2011 were $299.7 million, a decrease of $11.7 million, or 3.8%, from the prior year. The decrease is primarily attributable to lower sales in our food service business driven by our strategy to emphasize higher margin branded products, offset by higher selling prices and increases in our snacks business.
Gross profit.
Gross profit for the nine months ended September 25, 2011 was $429.3 million or 24.1% of net sales, compared to $421.1 million, or 23.7%, of net sales during the comparable prior year period. The comparison of gross profit as a percentage of net sales was impacted during the period by a favorable variance resulting from $36.7 million of non-recurring expense recorded during the nine months of 2010 related to the sale of inventory that was recorded at fair value during the Birds Eye acquisition. Offsetting this favorable variance were charges of $9.0 million and $8.1 million, respectively, related to the planned closures of our Fulton, NY and Tacoma, WA facilities. The Tacoma plant ceased manufacturing at the end of the second quarter and the execution of the transfer to the Fort Madison, IA plant has exceeded our internal expectations. Higher commodity costs were also a challenge in the period and were partially offset by improved pricing. We have increased our published selling prices across our portfolio in order to help offset inflation and have experienced sequential improvement in realization throughout the first nine months and expect greater improvement in the remainder of the year. Manufacturing plant conversion costs improved during the period as our productivity programs continue to yield benefits. Excluding the restructuring and acquisition charges, gross profit was 25.0% and 25.8% of net sales, respectively, for the first nine months of 2011 and 2010.

Marketing and selling expenses.
Marketing and selling expenses were $131.8 million or 7.4% of net sales for the nine months ended September 25, 2011, compared to $131.1 million or 7.4% of sales during the comparable prior year period. This was a function of higher advertising expenses in our Birds Eye® Steamfresh® and Birds Eye® Voila! ® brands, as part of our enhanced brand building efforts and in support of our new product launches during the period, which were largely offset by the overhead synergies achieved from the Birds Eye acquisition.
Administrative expenses
Administrative expenses were $62.6 million or 3.5% of net sales for the nine months ended September 25, 2011, compared to $83.9 million or 4.7% of net sales during the comparable prior year period. The decrease in administrative expenses as a percentage of net sales is due to synergies from the Birds Eye acquisition and charges of $12.2 million in the 2010 period for the termination benefits related to the closure of the Rochester, NY office and $4.9 million of integration related expenses. Excluding these charges and expenses, administrative expenses were 3.8% of net sales in the nine months of 2010.
Research and development expenses.
Research and development expenses were $6.3 million, or 0.4% of net sales, for the nine months ended September 25, 2011, compared with $6.5 million, or 0.4% of net sales, in the comparable prior year period.
Other expense (income), net.
Other expense (income), net consists of the following:

	Nine months ended
	September 25, 2011	September 26, 2010
Other expense (income), net consists of:
Amortization of intangibles/other assets	$12.1	$12.9
Lehman Brothers Specialty Financing settlement	8.5	—
Gain on sale of the Watsonville, CA facility	(0.4)	—
Royalty income, net and other	(0.7)	—
Total other expense (income), net	$19.6	$12.9
During the second quarter of 2010 LBSF initiated a claim against the Company in LBSF’s bankruptcy proceeding for an additional payment from the Company of $19.7 million, related to certain derivative contracts which the Company had earlier terminated due to LBSF’s default as a result of its bankruptcy filing in 2008. During the second quarter of 2011, the Company and LBSF agreed in principle to a settlement of LBSF’s second quarter, 2010 claim. Under the terms of the settlement, the Company made a payment of $8.5 million in return for LBSF’s full release of its claim.
On June 24, 2011, the Company completed the sale of our Watsonville, CA facility which had been recorded as an asset held for sale. The proceeds of the sale were $7.9 million and resulted in a $0.4 million gain.
Earnings before interest and taxes.
Earnings before interest and taxes were $209.0 million for the nine months ended September 25, 2011, an increase of $22.3 million, or 11.9%, from the comparable prior year period. The increase was driven by higher gross profit as a result of the favorable charges of $19.7 million described above related to the Birds Eye acquisition and plant consolidation projects and a $17.1 million decrease in administrative expenses as a result of non-recurring costs related to the Birds Eye integration during the prior year. Offsetting the increase was the $8.5 million settlement of LBSF’s outstanding claim against us. Excluding these items, earnings before interest and taxes decreased by $6.0 million, which is primarily driven by higher commodity costs, partially offset by improved pricing.

Birds Eye Frozen Segment:
Earnings before interest and taxes were $112.2 million for the nine months ended September 25, 2011, an increase of $18.6 million or 19.9% from the comparable prior year period. The primary driver of the increase was a favorable variance resulting from $17.5 million of non-recurring expense recorded during the first half of 2010 related to the sale of inventory that was recorded at fair value during the Birds Eye acquisition. In addition, administrative expenses were lower as a result of non-recurring integration costs that were incurred during the prior year related to the Birds Eye Acquisition. These decreases were offset by $9.0 million of costs related to the planned closure of our Fulton, NY manufacturing facility. Higher commodity costs in 2011, partially offset by increased selling prices and improved manufacturing performance also impacted earnings before interest and taxes for the period.

Duncan Hines Grocery Segment:
Earnings before interest and taxes were $99.9 million for the nine months ended September 25, 2011, an increase of $0.3 million or 0.3% from the comparable prior year period. The primary drivers of the increase were improved pricing and manufacturing performance and a favorable variance resulting from $12.0 million of non-recurring expense recorded during the first half of 2010 related to the sale of inventory that was recorded at fair value during the Birds Eye acquisition. These favorable variances were offset by $8.1 million of costs related to the planned closure of our Tacoma, WA manufacturing facility. Higher commodity costs in 2011, along with higher advertising expenses resulting from our new Duncan Hines® advertising campaign also impacted earnings before interest and taxes during the period.
Specialty Foods Segment:
Earnings before interest and taxes were $22.4 million for the nine months ended September 25, 2011, an increase of $2.5 million or 12.4% from the comparable prior year period. The primary driver of the increase was a favorable variance resulting from $7.3 million of non-recurring expense recorded during the first nine months of 2010 related to the sale of inventory that was recorded at fair value during the Birds Eye acquisition. This favorable variance was offset by lower net sales, combined with higher commodity costs.
Interest expense, net.
Interest expense, net was $155.4 million in the nine months ended September 25, 2011, compared to $182.5 million in the nine months ended September 26, 2010.
The comparison of interest expense to the prior year period was impacted by our August 2010 refinancing, which resulted in charges of $20.9 million related to the write off of debt issue costs and discounts, loan modification fees and hedge ineffectiveness.
Included in interest expense, net, was $1.7 million and $2.6 million for the nine months ended September 25, 2011 and the nine months ended September 26, 2010, respectively, for the amortization of the cumulative mark-to-market adjustment for an interest rate swap that was de-designated for swap accounting in the fourth quarter of 2008 and subsequently terminated. The counterparty to the interest rate swap was Lehman Brothers Special Financing (“LBSF”), a subsidiary of Lehman Brothers, and the hedge was de-designed for swap accounting at the time of LBSF’s bankruptcy filing. At that time of de-designation, the cumulative mark to market adjustment was $11.5 million. As of September 25, 2011, the remaining unamortized balance is $0.9 million.
Excluding the impact of the items in the previous paragraphs, the decrease in interest expense, net, was $5.3 million, of which $4.3 million was due to lower term loan debt levels due to payments made in 2010, $2.2 million impact of lower interest rates from the August 2010 refinancing, $1.6 million due to lower amortization of debt issue costs, $1.6 million due to lower interest rates on the tranche B term loans, and other decreases of $0.2 million, offset by increased losses on interest rate swap agreements of $4.6 million.
Included in the interest expense, net, amount was $17.4 million and $12.8 million for the nine months ended September 25, 2011 and the nine months ended September 26, 2010, respectively, recorded from losses on interest rate swap agreements, a net change of $4.6 million. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the Accumulated other comprehensive (loss) income (“AOCI”) portion, are recorded as an adjustment to interest expense.

Provision (benefit) for income taxes.

The effective tax rate was 24.3% for the nine months ended September 25, 2011, compared to (41.6%) for the nine months ended September 26, 2010.  The effective rate difference was principally due to the benefit created by evaluation of new information effecting the measurement of certain unrecognized tax benefits and the settlement of a tax examination as well as changes in our effective state tax rate due to legislative changes during the current period. Additionally, the prior year rate was effected due to the adjustment to the deferred tax assets related to Accumulated Other Comprehensive Loss in the nine months ended September 26, 2010. For the nine months ended September 25, 2011 and September 26, 2010 we maintained a valuation allowance against certain state net operating carryovers, state tax credits carryovers and foreign loss carryovers. Refer to Note 14 of the Consolidated Financial Statements.

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
Statements of cash flows for the nine months ended September 25, 2011 compared to the nine months ended September 26, 2010
Net cash provided by operating activities was $69.1 million for the nine months ended September 25, 2011 and was the result of net earnings, excluding non-cash charges and credits, of $120.6 million and an increase in working capital of $51.5 million. The increase in working capital was primarily the result of a $76.9 million increase in inventory caused by seasonal purchases during the harvest period and a $32.9 million increase in accounts receivable driven by the timing of sales as well as higher selling prices. The aging profile of accounts receivable has not changed significantly from December 2010. These were offset by a $51.5 million increase in accounts payable driven by our inventory purchases and a $9.4 million increase in accrued liabilities driven by higher interest accruals. All other working capital accounts generated a net $2.6 million cash outflow. Cash provided by operating activities was $145.5 million for the nine months ended September 26, 2010 and was the result of net earnings excluding non-cash charges and credits of $92.4 million and a decrease in working capital of $53.1 million. The decrease in working capital was primarily the result of a $34.7 million increase in accounts payable primarily driven by seasonal inventory purchases made during the third quarter and a $23.7 million increase in accrued liabilities primarily driven by accrued interest. Also contributing to the decrease was a $2.7 million decrease in other current assets. These cash inflows were offset by a seasonal $4.0 million decrease in accrued trade marketing, and a $5.3 million increase in accounts receivable due to the timing of sales within the month. Cash from operating activities was also impacted during the year by our payment of $8.5 million in settlement of the LBSF lawsuit.
Net cash used in investing activities was $82.9 million for the nine months ended September 25, 2011 and consisted of $90.8 million of capital expenditures, offset by $7.9 million of proceeds received for the sale of our Watsonville, CA facility, which had been recorded as an asset held for sale. Net cash used in investing activities was $52.4 million for the nine months ended September 26, 2010 and was related exclusively to capital expenditures.
Net cash used by financing activities for the nine months ended September 25, 2011 was $2.0 million and consisted of $1.2 million in net note payable repayments, $2.0 million of payments on capital leases, $1.6 million of share repurchases, and $0.5 million of debt acquisition costs. These outflows were partially offset by proceeds from new share issuances of $0.6 million and other financing activities of $2.7 million. Net cash used by financing activities was $60.2 million during the nine months ended September 26, 2010. The usage primarily related to a $27.0 million prepayment of our term loans in accordance with the “Excess Cash Flow” requirements of our Senior Secured Credit Facility and $3.1 million of normally scheduled repayments of the term loans, $14.3 million in repayments of bank overdrafts, $13.0 million of refinancing costs in connection with the refinancing of the Tranche C Term Loan, $4.4 million in repayments of our notes payable and capital lease obligations, partially offset by $1.6 million of other activities, net. In August, we refinanced our Tranche C Term Loan by issuing $400 million of 8.25% notes and executing a new Tranche D Term Loan in the amount of $442.3 million. Except for the refinancing costs referred to above, this refinancing did not impact the net cash used in financing activities
The net of all activities resulted in a decrease in cash of $15.9 million for the nine months ended September 25, 2011, compared to an increase in cash of $33.0 million or the nine months ended September 26, 2010.

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
On August 17, 2010 we entered into an amendment to the Senior Secured Credit Facility, which provided for incremental term loans in the amount of $442.3 million (the “Tranche D Term Loans). The proceeds from the Tranche D Term Loans, along with the proceeds from the 8.25% Senior Notes described below were used to repay the outstanding Tranche C Term Loans. In accordance with the authoritative guidance for debt extinguishments and modifications, the lending relationship between us and each bank in the original lending syndicate was examined and determined to be either a modification or an extinguishment. As a result of this analysis, we recorded interest expense for the write-off of $11.6 million of deferred financing costs and $5.6 million of original issue discount related to extinguished lending relationships from the Tranche C Term Loans. In addition, we incurred approximately $3.9 million of legal, consulting and placement fees in connection with the Tranche D Term Loans. Of the fees incurred, $3.2 million were costs of modifying existing lending relationships and thus we recorded interest expense during the third quarter of 2010. The remaining $0.7 million of fees related to obtaining new lending relationships and thus was deferred. We also incurred approximately $8.8 million of legal, consulting, audit and placement fees in connection with the execution of the 8.25% Senior Notes, all of which were deferred.
There were no borrowings outstanding under the Revolving Credit Facility as of September 25, 2011 and December 26, 2010. There have been no borrowings under the revolver at any time in 2010 or 2011.
The total combined amount of the Tranche B Term Loans and Tranche D Term Loans that were owed to affiliates of The Blackstone Group as of September 25, 2011 and December 26, 2010, was $127.7 million and $125.7 million, respectively.
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
The applicable margins with respect to our Senior Secured Credit Facility vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on our leverage ratio as defined in the credit agreement. The applicable margins with respect to the Senior Secured Credit Facility are currently:
Applicable Margin (per annum)

Revolving Credit Facility and Letters of Credit			Tranche B Term Loans		Tranche D Term Loans
Eurocurrency Rate for Revolving Loans and Letter of Credit Fees	Base Rate for Revolving Loans	Commitment Fees Rate	Eurocurrency Rate for Term Loans	Base Rate for Term Loans	Eurocurrency Rate for Term Loan D	Base Rate for Term Loan D
2.50%	1.50%	0.50%	2.50%	1.50%	4.25%	3.25%
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

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility. For the three and nine months ended September 25, 2011, the weighted average interest rate on the term loan was 3.47% and 3.49%, respectively. For the three and nine ended September 26, 2010, the weighted average interest rate on the term loan was 4.26% and 4.66%, respectively. As of September 25, 2011 and December 26, 2010, the interest rate on the revolving credit facility was 2.74% and 2.76%, respectively, however, no borrowings were made during 2010 or 2011. As of September 25, 2011 and December 26, 2010 the Eurocurrency interest rate on the term loan facility was 3.49% and 3.52%, respectively.
We pay a fee for all outstanding letters of credit drawn against the Revolving Credit Facility at an annual rate equivalent to the Applicable Margin then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility cannot exceed $50.0 million. As of September 25, 2011 and December 26, 2010, the Company had utilized $35.4 million and $34.2 million, respectively of the Revolving Credit Facility for letters of credit. As of September 25, 2011 and December 26, 2010, there were no borrowings under the Revolving Credit Facility. As of September 25, 2011 and December 26, 2010, respectively, there was $114.6 million and $115.8 million of borrowing capacity under the Revolving Credit Facility, of which $14.6 million and $15.8 million was available to be used for letters of credit.

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

The Tranche B Term Loans mature in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the Term Loan outstanding as of September 25, 2011 are $2.5 million in 2011, $12.5 million in 2012, $12.5 million in 2013 and $1,171.9 million in 2014. The aggregate maturities of the Tranche D Term Loans outstanding as of September 25, 2011 are no payments due in 2011, 2012 and 2013, with a lump sum payment of $368.2 million due in 2014.
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

We currently may redeem the 9.25% Senior Notes, and in the future may redeem the 8.25% Senior Notes, or the Senior Subordinated Notes at the redemption prices listed below, if redeemed during the twelve-month period beginning on April 1st (for the 9.25% Senior Notes and Senior Subordinated Notes ) or September 1st ( for the 8.25% Senior Notes) of each of the years indicated below:

9.25% Senior Notes		8.25% Senior Notes
Year	Percentage	Year	Percentage
2011	104.625%	2013	106.188%
2012	102.313%	2014	104.125%
2013 and thereafter	100.000%	2015	102.063%
		2016 and thereafter	100.000%

Senior Subordinated Notes
Year	Percentage
2012	105%
2013	104%
2014	102%
2015 and thereafter	100%

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
The estimated fair value of our long-term debt, including the current portion, as of September 25, 2011, is as follows:

(million $)	September 25, 2011
Issue	Face Value	Fair Value
Senior Secured Credit Facility - Tranche B Term Loans	$1,199.4	$1,136.5
Senior Secured Credit Facility - Tranche D Term Loans	368.2	367.3
9.25% Senior Notes	625.0	629.7
8.25% Senior Notes	400.0	400.0
10.625% Senior Subordinated Notes	199.0	204.0
	$2,791.6	$2,737.5

The estimated fair value of our long-term debt, including the current portion, as of December 26, 2010, is as follows:

(million $)	December 26, 2010
Issue	Face Value	Fair Value
Senior Secured Credit Facility - Tranche B Term Loans	$1,199.4	$1,171.3
Senior Secured Credit Facility - Tranche D Term Loans	368.2	372.0
9.25% Senior Notes	625.0	648.4
8.25% Senior Notes	400.0	409.0
10.625% Senior Subordinated Notes	199.0	213.9
	$2,791.6	$2,814.6

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
The following table provides a reconciliation from our net earnings to EBITDA and Consolidated EBITDA for the three and nine month periods ended September 25, 2011 and September 26, 2010 and the fiscal year ended December 26, 2010. The terms and related calculations are defined in the Senior Secured Credit Facility and the indentures governing the 8.25% Senior Notes, 9.25% Senior Notes and Senior Subordinated Notes.

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010	December 26, 2010
Net earnings (loss)	$12,777	$(12,167)	$40,610	$5,937	$22,037
Interest expense, net	52,144	73,978	155,385	182,536	235,716
Income tax expense (benefit)	373	(7,577)	13,007	(1,746)	7,399
Depreciation and amortization expense	22,163	19,536	65,065	58,213	78,049
EBITDA (unaudited)	$87,457	$73,770	$274,067	$244,940	$343,201
Non-cash items (a)	2,409	9,969	6,291	38,256	71,500
Non-recurring items (b)	2,478	3,526	17,130	23,656	27,489
Other adjustment items (c)	1,092	579	3,146	6,268	7,580
Subtotal	93,436	87,844	300,634	313,120	449,770
Net cost savings projected to be realized as a result of initiatives taken, including acquisition synergies (d)	—	2,012	—	20,114	25,000
Consolidated EBITDA (unaudited)	$93,436	$89,856	$300,634	$333,234	$474,770
Last twelve months Consolidated EBITDA (unaudited)			$442,170

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010	December 26, 2010
Non-cash compensation charges (1)	$300	$204	$900	$612	$4,727
Unrealized losses resulting from hedging activities (2)	2,109	37	4,105	868	697
Impairment charges (3)	—	—	1,286	—	29,000
Effects of adjustments related to the application of purchase accounting (4)	—	9,728	—	36,776	37,076
Total non-cash items	$2,409	$9,969	$6,291	$38,256	$71,500
 _________________

(1)	For the three and nine months ended September 25, 2011 and September 26, 2010 and fiscal 2010, represents non-cash compensation charges related to the granting of equity awards.

(2)
For the three and nine months ended September 25, 2011 and September 26, 2010 and fiscal 2010, represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under foreign exchange and commodity derivative contracts.

(3)
For fiscal 2010 represents an impairment for the Hungry-Man® tradename. For the nine months ended September 25, 2011 represents a plant asset impairment on the previously announced closure of the Tacoma, WA facility.

(4)
For the three and nine months ended September 26, 2010 and fiscal 2010, represents expense related to the write-up to fair market value of inventories acquired as a result of the Birds Eye Foods Acquisition.

(b)	Non-recurring items are comprised of the following:

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010	December 26, 2010
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$2	$195	$9,039	$437	$923
Restructuring charges, integration costs and other business optimization expenses (2)	2,115	3,331	7,119	22,125	25,472
Employee severance and recruiting (3)	361	—	972	1,094	1,094
Total other adjustments	$2,478	$3,526	$17,130	$23,656	$27,489
_________________

(1)
For the nine months ended September 25, 2011 represents other expenses related to financing of our acquisition by The Blackstone Group L.P., and includes an $8.5 million legal settlement related to the Lehman Brothers Special Financing claim which is described in more detail under Item I in Note 11 to the Consolidated Financial Statements. For the three and nine months ended September 26, 2010 and fiscal 2010, primarily represents costs related to the Birds Eye Foods Acquisition as well as other expenses related to due diligence investigations.

(2)
For the three and nine months ended September 25, 2011 primarily represents consulting and business optimization expenses related to the closings of the Tacoma, WA and Fulton, NY facilities. For the three and nine months ended September 26, 2010 and fiscal 2010, primarily represents employee termination benefits and lease termination costs related to the closing of the Rochester, NY office and integration costs related to the Birds Eye Foods Acquisition.

(3)	For the three and nine months ended September 25, 2011 and September 26, 2010 and fiscal 2010, represents severance costs paid, or to be paid, to terminated employees.

(c)	Other adjustment items are comprised of the following:

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010	December 26, 2010
Management, monitoring, consulting and advisory fees (1)	$1,082	$1,125	$3,422	$3,430	$4,555
Variable product contribution on Birds Eye Steamfresh complete bagged meals no longer being offered for sale (2)	—	(546)	—	2,838	2,837
Other (3)	10	—	(276)	—	188
Total other adjustments	$1,092	$579	$3,146	$6,268	$7,580
_________________

(1)	For the three and nine months ended September 25, 2011 and September 26, 2010 and fiscal 2010, represents management/advisory fees and expenses paid to the Blackstone Group.

(2)
For the three and nine months ended September 26, 2010 and fiscal 2010, represents the variable contribution loss principally from Steamfresh frozen complete bagged meals and others which will no longer be offered by Pinnacle management following the Birds Eye Foods Acquisition and the variable contribution loss applicable to a discontinued contract in the Birds Eye Foods Industrial-Other segment.

(3)	For the nine months ended September 25, 2011, primarily represents gain on the sale of the Watsonville, California property. For fiscal 2010 represents miscellaneous other costs.

(d)	Net cost savings projected to be realized as a result of initiatives taken:

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010	December 26, 2010
Estimated net cost savings associated with the Birds Eye Foods Acquisition (1)	$—	$2,012	$—	$20,114	$25,000
Total net cost savings projected to be realized as a result of initiatives taken	$—	$2,012	$—	$20,114	$25,000
_________________

(1)
For three and nine months ended September 26, 2010 and fiscal 2010, represents the estimated reduction in operating costs that we anticipated would result from the combination of Pinnacle and Birds Eye Foods as a result of eliminating duplicate overhead functions and overlapping operating expenses, leveraging supplier relationships and combined purchasing power to obtain procurement savings on raw materials and packaging, and optimizing and rationalizing overlapping warehouse and distribution networks less what has been realized.

Our covenant requirements and actual ratios for the twelve months ended September 25, 2011 are as follows:

	Covenant Requirement	Actual Ratio
Senior Secured Credit Facility
Senior Secured Leverage Ratio (1)	4.00:1	3.32
Total Leverage Ratio (2)	Not applicable	6.12
Senior Notes and Senior Subordinated Notes (3)
Minimum Consolidated EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00:1	2.28
 _________________

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

ACCOUNTING POLICIES AND PRONOUNCEMENTS

Critical Accounting Policies and Estimates

We have disclosed in "Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations" included in our annual report for the fiscal year ended December 26, 2010 on Form 10-K, those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our annual report for the fiscal year ended December 26, 2010 on Form 10-K. We believe that the accounting principles utilized in preparing our unaudited consolidated financial statements conform in all material respects to GAAP.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively and becomes effective in the first quarter of 2012. The Company anticipates that the adoption of this standard will change the presentation of its consolidated financial statements but will have no impact on the determination of net earnings.

In September 2011, the FASB amended the authoritative guidance regarding the testing for goodwill impairment. Under the amendments, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value reporting of a reporting unit is less than the carrying amount, then performing the two-step impairment test is unnecessary. The changes are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, however, early adoption is permitted. The Company will early adopt the new authoritative guidance in the fourth quarter of 2011 in connection with its annual impairment test.

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
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three and nine months ended September 25, 2011 and September 26, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of September 25, 2011, we had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

(million $)
Product	Number of Instruments	Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	8	$1,071.6	0.58% - 3.33%	USD-LIBOR-BBA	Feb 2009 - Aug 2011	Jan 2012 - Apr 2014

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive (loss) income (“AOCI”) on the Consolidated Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $14.9 million will be reclassified as an increase to Interest expense.

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
As of September 25, 2011, we had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

(million $)
Product	Number of Instruments	Notional Sold in Aggregate in (CAD)	Notional Purchased in Aggregate in (USD)	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	20	$64.1	$63.4	0.956-1.051	March 2010 - Apr 2011	Oct 2011 - Dec 2012

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

As of September 25, 2011, we had the following derivative instruments that were not designated in qualifying hedging relationships:

Product	Number of Instruments	Notional Amount	Price/Index	Trade Dates	Maturity Dates
Natural Gas Swap	4	420,000 MMBTU’s	$4.26 - $4.57 per MMBTU	Feb 2011 - Apr 2011	Dec 2011
Diesel Fuel Swap	6	8,400,391 Gallons	$3.75 - $4.01 per Gallon	May 2011 - Sep 2011	Dec 2011 - Dec 2012
Soybean Oil Options	1	4,400,000 Pounds	$0.56 - $0.61 per Pound	Apr 2011	Dec 2011
Corn Swap	1	625,000 Bushels	$5.47 - $6.41 per Bushel	Mar 2011	Mar 2012
Wheat Swaps	4	955,000 Bushels	$7.39 - $9.40 per Bushel	Mar 2011	Feb 2012 - Mar 2012

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 25, 2011 and December 26, 2010.

(million $)	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value as of September 25, 2011	Balance Sheet Location	Fair Value as of September 25, 2011
Derivatives designated as hedging instruments
Interest Rate Contracts		$—	Accrued liabilities	$13.9
		—	Other long-term liabilities	815
Foreign Exchange Contracts	Other current assets	$1.0		$—
	Other assets, net	0.4		—
Total derivatives designated as hedging instruments		$1.4		$14.7
Derivatives not designated as hedging instruments
Natural Gas Contracts		$—	Accrued liabilities	$0.2
Diesel Fuel Contracts		—	Accrued liabilities	1.2
Soybean Oil Contracts		—	Accrued liabilities	0.5
Corn Contracts		—	Accrued liabilities	0.2
Wheat Contracts		—	Accrued liabilities	1.8
Total derivatives not designated as hedging instruments		$—		$3.9

	Balance Sheet Location	Fair Value as of December 26, 2010	Balance Sheet Location	Fair Value as of December 26, 2010
Derivatives designated as hedging instruments
Interest Rate Contracts		$—	Accrued liabilities	$3.3
		—	Other long-term liabilities	23.3
Foreign Exchange Contracts		—	Accrued liabilities	1.1
Total derivatives designated as hedging instruments		$—		$27.7
Derivatives not designated as hedging instruments
Diesel Fuel Contracts	Other current assets	$0.4		$—
Total derivatives not designated as hedging instruments		$0.4		$—

The table below presents the effect of our derivative financial instruments on the Consolidated Statements of Operations and Accumulated other comprehensive (loss) income for the three months ended September 25, 2011 and December 26, 2010.

Tabular Disclosure of the Effect of Derivative Instruments

(million $) Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCI on Derivative (Effective Portion)	Effective portion reclassified from AOCI to:	Reclassified from AOCI into Earnings (Effective Portion)	Ineffective portion recognized in Earnings in:	Recognized in Earnings on Derivative (Ineffective Portion)
Interest Rate Contracts	$(1.6)	Interest expense	$(6.7)	Interest expense	$—
Foreign Exchange Contracts	2.4	Cost of products sold	(0.4)	Cost of products sold	0.1
Three months ended September 25, 2011	$0.8		$(7.1)		$0.1

Interest Rate Contracts	$(5.5)	Interest expense	$(19.0)	Interest expense	$—
Foreign Exchange Contracts	0.6	Cost of products sold	(1.7)	Cost of products sold	0.2
Nine months ended September 25, 2011	$(4.9)		$(20.7)		$0.2

Interest Rate Contracts	$(6.6)	Interest expense	$(4.9)	Interest expense	$(0.6)
Foreign Exchange Contracts	(0.3)	Cost of products sold	(0.7)	Cost of products sold	(0.3)
Three months ended September 26, 2010	$(6.9)		$(5.6)		$(0.9)

Interest Rate Contracts	$(23.3)	Interest expense	$(15.4)	Interest expense	$(0.6)
Foreign Exchange Contracts	(0.8)	Cost of products sold	(2.1)	Cost of products sold	(0.2)
Nine months ended September 26, 2010	$(24.1)		$(17.5)		$(0.8)
Derivatives Not Designated as Hedging Instruments		Recognized in Earnings in:	Recognized in Earnings on Derivative
Natural Gas Contracts		Cost of products sold	$(0.2)
Diesel Contracts		Cost of products sold	(1.4)
Soybean Oil Contracts		Cost of products sold	(0.3)
Corn Contracts		Cost of products sold	(0.2)
Wheat Contracts		Cost of products sold	(0.1)
Three months ended September 25, 2011			$(2.2)

Natural Gas Contracts		Cost of products sold	$(0.2)
Diesel Contracts		Cost of products sold	0.2
Soybean Oil Contracts		Cost of products sold	(0.7)
Corn Contracts		Cost of products sold	(0.2)
Wheat Contracts		Cost of products sold	(1.8)
Nine months ended September 25, 2011			$(2.7)

Natural Gas Contracts		Cost of products sold	$(0.1)
Diesel Contracts		Cost of products sold	0.4
Three months ended September 26, 2010			$0.3

Natural Gas Contracts		Cost of products sold	$(0.5)
Diesel Contracts		Cost of products sold	(0.6)
Nine months ended September 26, 2010			$(1.1)

Credit-risk-related Contingent Features

We have agreements with certain counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 25, 2011, we have not posted any collateral related to these agreements. If we had breached this provision at September 25, 2011 , we could have been required to settle our obligations under the agreements at their termination value, which differs from the recorded fair value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk contingent features as of September 25, 2011 and December 26, 2010.
September 25, 2011

(million $) Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(14.8)	$0.3	$(1.7)	$(12.8)
	Foreign Exchange Contracts	1.0	—		1.0
	Diesel Fuel Contracts	(1.2)	—		(1.2)
	Natural Gas Contracts	(0.2)	—		(0.2)
	Corn Contracts	(0.2)	—		(0.2)
	Wheat Contracts	(1.8)	—		(1.8)
	Soybean Oil Contracts	(0.5)	—		(0.5)
Credit Suisse	Interest Rate Contracts	(2.5)	0.2	(0.4)	(1.9)
	Foreign Exchange Contracts	0.4	—		0.4
Total		$(19.8)	$0.5	$(2.1)	$(17.2)

December 26, 2010

(million $) Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(26.5)	$0.6	$(1.2)	$(24.7)
	Foreign Exchange Contracts	(0.7)	—		(0.7)
	Diesel Fuel Contracts	0.4	—		0.4
	Natural Gas Contracts	—	—		—
Credit Suisse	Interest Rate Contracts	(2.0)	0.1	—	(1.9)
	Foreign Exchange Contracts	(0.5)	—		(0.5)
Total		$(29.3)	$0.7	$(1.2)	$(27.4)

ITEM 4:	CONTROLS AND PROCEDURES
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 25, 2011. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective at a level of reasonable assurance.
There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 25, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Lehman Brothers Special Financing
On June 4, 2010 Lehman Brothers Special Financing (LBSF) initiated a claim against the Company in LBSF’s bankruptcy proceeding for an additional payment from the Company of $19.7 million, related to certain derivative contracts which the Company had earlier terminated due to LBSF’s default as a result of its bankruptcy filing in 2008. On May 31, 2011, the Company and LBSF agreed in principle to a settlement of LBSF’s June 4, 2010 claim. Under the terms of the settlement, the Company made a payment of $8.5 million in August, 2011, in return for LBSF’s release of its claim.

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
PINNACLE FOODS FINANCE LLC

By:	/s/ CRAIG STEENECK

Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (acting in both his capacity as authorized signatory on behalf of the registrant and as principal financial officer)
Date:	November 9, 2011