Form 10-K
period 2011-12-25
Pinnacle Foods Finance LLC
filed 2012-03-12
CIK 1420566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2011
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
Yes   ☐     No   ☒
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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
  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐     No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter.
Not Applicable
As of March 12, 2012, 100% of the registrant's outstanding limited liability company interests were held by Peak Finance Holdings LLC, its sole member.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this annual report on Form 10-K, the words “estimates,” “expects,” “contemplates”, “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this annual report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth below under “Item 1A: Risk Factors,” other matters discussed from time to time in subsequent filings with the Securities and Exchange Commission, and the following risks, uncertainties and factors:

▪	general economic and business conditions;

▪	industry trends;

▪	changes in our leverage;

▪	changes in tax statutes, tax rates, or case laws which impact tax positions we have taken;

▪	interest rate changes;

▪	the funding of our defined benefit pension plans;

▪	future impairments of our goodwill and intangible assets;

▪	changes in our ownership structure;

▪	competition;

▪	the loss of any of our major customers or suppliers;

▪	changes in demand for our products;

▪	changes in distribution channels or competitive conditions in the markets where we operate;

▪	costs and timeliness of integrating future acquisitions;

▪	loss or litigation;

▪	loss of our intellectual property rights;

▪	our ability to achieve cost savings;

▪	fluctuations in price and supply of raw materials;

▪	seasonality;

▪	changes in our collective bargaining agreements or shifts in union policy;

▪	difficulty in the hiring or the retention of key management personnel;

▪	restrictions imposed on our business by the terms of our indebtedness;

▪	our reliance on co-packers to meet our manufacturing needs;

▪	availability of qualified personnel; and

▪	changes in the cost of compliance with laws and regulations, including environmental laws and regulations.

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

EXPLANATORY NOTE
Unless the context requires otherwise, in this Form 10-K, “Pinnacle,” the “Company,” “we,” “us” and “our” refers to Pinnacle Foods Finance LLC, or “PFF”, and the entities that are its consolidated subsidiaries (including Pinnacle Foods Group LLC, or “PFG LLC”, formerly known as Pinnacle Foods Group Inc. or “PFGI”), which includes all of Pinnacle's existing operations. In addition, where the context so requires, we use the term “Predecessor” and successor in interest to Pinnacle Foods Corporation to refer to the historical financial results and operations of PFG LLC and its subsidiaries prior to the consummation of our acquisition by affiliates of The Blackstone Group L.P. described herein and the term “Successor” to refer to the historical financial results and operations of PFF and its subsidiaries after our acquisition by affiliates of The Blackstone Group L.P. described herein.

PART I

ITEM 1.    BUSINESS

Company Overview

We are a leading manufacturer, marketer, and distributor of high-quality, branded food products in North America which account for 100% of our revenues. Our major brands hold leading market positions in their respective retail categories and enjoy high consumer awareness. Our products are sold through supermarkets, grocery wholesalers and distributors, mass merchandisers, super centers, convenience stores, dollar stores, drug stores, warehouse clubs and military channels in the United States and Canada. Through a network of distributors, we also sell our products to select international markets. The combination of new product innovation, core product renovation, effective consumer marketing support, and strategic acquisitions has helped us strengthen and grow our diverse brand portfolio.

Our operations are managed and reported in three operating segments: the Birds Eye Frozen Division, the Duncan Hines Grocery Division and the Specialty Foods Division. Our United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), frozen seafood (Van de Kamp's, Mrs. Paul's), full-calorie single-serve frozen dinners and entrées (Hungry-Man), frozen breakfast (Aunt Jemima), frozen and refrigerated bagels (Lender's), and frozen pizza for one (Celeste) are reported in the Birds Eye Frozen Division. Our baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), table syrups (Mrs. Butterworth's and Log Cabin), canned meat (Armour, Nalley, Brooks), pie and pastry fillings (Comstock, Wilderness), barbecue sauces (Open Pit), salad dressing (Bernstein's) and all Canadian operations are reported in the Duncan Hines Grocery Division. The Specialty Foods Division consists of snack products (Tim's Cascade and Snyder of Berlin) and our food service and private label businesses. Within each operating segment, we actively manage our portfolio by segregating our brands into Leadership and Foundation brands. Our Leadership brands include Birds Eye, Birds Eye Voila!, Duncan Hines, Vlasic, our frozen seafood brands (Van de Kamp's, Mrs. Paul's) and our table syrup brands (Mrs. Butterworth's and Log Cabin). Our Leadership brands historically receive about 80% of our marketing investment and a majority of our innovation investment. We manage our Foundation brands for revenue stability and cash flow to support investment in our Leadership brands. We support the Foundation brands with brand renovation spending, as well as targeted consumer and trade programs.

Pinnacle Foods Finance LLC was formed in Delaware on March 5, 2007. Our principal executive offices are located at 399 Jefferson Road, Parsippany, New Jersey 07054. Our telephone number is (973) 541-6620.

On December 23, 2009, we acquired all of the common stock of Birds Eye Foods, Inc. (“Birds Eye”), (the “Birds Eye Acquisition”), and fully integrated all aspects of the business in 2010. Birds Eye's product offering included an expanding platform of healthy, high-quality frozen vegetables and frozen meals and a portfolio of primarily branded specialty foods which were highly-complimentary to Pinnacle's existing product offerings.

Throughout this Form 10-K, we use data provided by Symphony IRI Group, Inc. (“SIG”). Unless we indicate otherwise, retail sales, market share, category and other industry data used throughout this Form 10-K for all categories and segments are for U.S. brands and for the 52-week period ended December 25, 2011. This data includes retail sales in supermarkets with at least $2 million in total annual sales but excludes sales in mass merchandiser, club, drug, convenience or dollar stores. Retail sales are dollar sales estimated by SIG and represent the value of units sold through supermarket cash registers for the relevant period. Market share is the Company's percentage of the overall category and is calculated using dollar retail sales.

We view frozen breakfast, baking mixes and frostings, shelf-stable pickles, table syrup, canned meat, and pie and pastry fillings as distinct categories. We view the frozen vegetables category as consisting of frozen vegetables and side dishes containing vegetables, but excluding frozen potatoes and french fries. We view the frozen seafood category as consisting of frozen prepared and unprepared fish and seafood but excluding cooked and raw shrimp. We view the single-serve frozen dinners and entrées category as consisting of full-calorie single-serve dinners and entrées and single-serve diet dinners and entrées. We view the bagels category as consisting of frozen and refrigerated bagels but excluding shelf-stable bagels. We view the frozen complete bagged meals category as frozen multi-serve dinners excluding non-bag items and diet-positioned brands. We view the frozen pizza-for-one category as total frozen pizza of 12 ounces per unit or less (for single serve packages, or individual units within multi-serve packages) excluding French bread crust and diet-positioned varieties.

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

Segments

Our operations are managed and reported in three operating segments: the Birds Eye Frozen Division, the Duncan Hines Grocery Division and the Specialty Foods Division. Within our operating segments, our brands participate in numerous product categories, each with their own unique competitive dynamics. Across our three operating segments, Pinnacle's key brands compete in the following product categories:

Birds Eye Frozen Division

Pinnacle Brands	Industry Category	Category Size	Market share	Rank
* Birds Eye Vegetables: Steamfresh Non-Steam	Frozen vegetables	$2,232 million	25.6%	#1
* Birds Eye Voila!	Frozen complete bagged meals	$590 million	23.4%	#2
* Van de Kamp's * Mrs. Paul's	Frozen seafood	$1,172 million	9.7%	#2
Lender's	Frozen and refrigerated bagels	$91 million	43.8%	#1
Celeste	Frozen pizza for one	$651 million	11.4%	#3
Hungry-Man	Full-calorie single-serve frozen dinners and entrees	$1,740 million	9.0%	#4
Aunt Jemima	Frozen breakfast	$1,593 million	7.4%	#4

Duncan Hines Grocery Division

Pinnacle Brands	Industry Category	Category Size	Market share	Rank
* Duncan Hines	Baking mixes and frostings	$1,419 million	17.0%	#2
* Vlasic	Shelf-stable pickles	$519 million	29.0%	#1
* Mrs. Butterworth's * Log Cabin	Table syrup	$499 million	16.9%	#2
Armour Brooks Nalley	Canned meat	$1,364 million	8.1%	#3
Comstock Wilderness	Pie and pastry fillings	$195 million	21.5%	#2

* indicates Leadership brands.

We also market Open Pit barbeque sauce in the Midwest market and other smaller brands regionally.

Birds Eye Frozen Division

Birds Eye is the largest brand in the $2.2 billion frozen vegetables category. Collectively, our steamed and non-steamed product offerings hold the #1 position among branded products, with a 25.6% market share, making Birds Eye the most recognized frozen vegetables brand in the United States. Birds Eye was founded by frozen foods inventor Clarence Birdseye in 1926 and the tradition of innovation continues today. With the launch of Birds Eye® Steamfresh vegetables in January 2006, Birds Eye was the first company to capture a nationwide market share with a product that enables consumers to conveniently steam vegetables in microwaveable packaging. Also, in 2011, Birds Eye took Steamfresh to the next level with the introduction of the Steamfresh Chef Favorites vegetable blends with sauces, seasonings and starches which deliver excellent taste and convenience. New government programs (USDA's Half a Plate) and nutrition and health professionals continue to identify increased vegetable consumption as key to better health.  We believe that enhancing the taste of vegetables and making them exceptionally convenient are key to driving more vegetable consumption. We also compete in the frozen complete bagged meals category with our Birds Eye® Voila!® brand. Birds Eye® Voila!® is the #2 competitor in the $590 million frozen complete bagged meals segment, with a 23.4% market share. It is the fastest growing $100 million brand in the in the frozen food industry and its market share has grown by 4.2 points in 2011. Birds Eye® Voila! frozen bagged meals provide consumers with a high quality complete meal, including protein, starch, and vegetables that they can prepare in a skillet in just minutes. In 2011, our product launches also included Birds Eye® Steamfresh® Family Size vegetables and Birds Eye® Voila!® Family Size complete bagged meals.
Duncan Hines Grocery Division
Duncan Hines is the division's largest brand and includes cake mixes, ready-to-serve frostings, brownie mixes, muffin mixes, and cookie mixes. Duncan Hines was introduced as a national brand in 1956 when Duncan Hines, a renowned restaurant critic and gourmet, launched the brand as part of his efforts to bring restaurant-quality food to American homes. Duncan Hines has expanded its presence at retail over the past year through a commitment to innovation. Over the past 2 years Duncan Hines has established a successful line of Decadent cakes, which offer premium quality and in 2012, we will be expanding that line with two additional items.  In February 2012, we also introduced an innovative line of frosting products, Duncan Hines Frosting Creations which uses a patent pending frosting system to allow consumers to customize their frosting into one of 12 different flavors. Duncan Hines is the #2 brand with a 17.0% market share of the $1.4 billion baking mixes and frostings category.
We also offer a complete line of shelf-stable pickle products that we market and distribute nationally, primarily under the Vlasic brand, and regionally under the Milwaukee's and Wiejske Wyroby brands. Our Vlasic brand, represented by its trademark Vlasic stork, was introduced over 65 years ago and has the highest consumer awareness and quality ratings in the pickle category. Vlasic is the #1 brand in the $519 million shelf-stable pickle category with a 29.0% market share. In 2011, our new product launches included Vlasic® Reduced Sodium pickles and Vlasic® Farmers Garden® premium pickles.

Specialty Foods Division

Snack Products. Our snack products primarily consist of Tim's Cascade, Snyder of Berlin and Husman's. These direct store delivery brands have strong local awareness and hold leading market share positions in their regional markets.

Food Service and Private Label. We also manufacture and distribute certain products, mainly in the frozen breakfast, canned meat, and pie and pastry filling categories, through food service channels. We also manufacture and distribute certain private label products in canned meat, shelf-stable pickles and frozen seafood.  As part of our ongoing strategic focus, over the last several years we have deemphasized the food service and private label businesses for the benefit of our higher margin branded food products.

Financial information about our business segments is discussed in greater detail in Note 15 to the Consolidated Financial Statements.

Competitive Strengths

We believe the following competitive strengths differentiate us from our competitors and contribute to our continued success:

Actively Managed Portfolio of Iconic Food Brands with Leading Market Positions

We actively manage a diverse portfolio of iconic food brands that participate in attractive Frozen and Dry Grocery product categories. Our well recognized brand portfolio enjoys strong household penetration in the U.S. where our products can be found in approximately 85% of American homes. Our brands are leaders in their respective categories, holding the #1 or #2 market share positions in 8 of the 12 major product categories in which we compete.

We have prioritized investment for our Frozen and Dry Grocery brands by further segmenting our portfolio into Leadership and Foundation Brands. Leadership Brands are characterized by higher growth and margins, potential for value-added innovation and responsiveness to consumer marketing. Foundation Brands benefit from stable market positions and strong cash flows. Our brand prioritization strategy ensures the strong, stable cash flows from our Foundation Brands are reinvested to drive marketing and on-trend innovation for our higher margin Leadership Brands, resulting in positive growth and mix benefits in our overall portfolio.

Strong Innovation and Marketing Capabilities Focused on Leadership Brands

Since 2009, we have substantially enhanced our organizational capabilities in the areas of new product innovation and consumer marketing. We have enhanced our in-house innovation capabilities by augmenting and upgrading our innovation team, adding a talented Research and Development ("R&D") organization through the acquisition of Birds Eye Foods, constructing a new state-of-the-art R&D facility at our corporate headquarters in New Jersey, increasing investment in consumer insights and employee innovation training, and leveraging the innovation experience of our senior management. Recent examples of successful innovations include Birds Eye Steamfresh Vegetables, Birds Eye Voila! complete bagged meals, Birds Eye Chef's Favorites side dishes, Duncan Hines Decedent cake mixes, and Log Cabin All-Natural syrup. Current efforts include Duncan Hines Frosting Creations, which is a first-of-a-kind custom flavor system, Vlasic Farmers Garden line of artisan-quality pickles, and Mrs. Paul's and Van de Kamp's Parchment Bakes, which provide a convenient new way to prepare fish.

To complement our accelerated innovation efforts, we have also focused, increased and enhanced our marketing investments behind our Leadership Brands. We have partnered with best-in-class branded consumer advertising, digital and media agencies to develop high impact marketing programs implemented across television, print and internet-based media platforms. Over the past 12 months, we have developed and implemented new consumer marketing campaigns for Birds Eye Vegetables, Birds Eye Voila, Duncan Hines, Vlasic, Mrs. Paul's and Van de Kamp's.

Operational Excellence Driving Continued Gross Margin Improvement

Our operational excellence program is designed to utilize core productivity savings in procurement, manufacturing, and logistics, combined with selective retail price increases, to offset input cost inflation, while capitalizing on other initiatives to drive improvement in our gross margin. These other initiatives include improving product mix through new product innovation and low-margin SKU rationalization, increasing the effectiveness of our trade promotional spending, consolidating our supply chain footprint, and realizing synergies from acquisitions. Since 2008, we have expanded our gross margins by approximately 320 basis points.

In 2011, we completed two plant consolidations designed to optimize our manufacturing footprint and reduce our supply chain costs. The first was the closure of our canned meat production facility in Tacoma, Washington and the consolidation of its production volume into our expanded Fort Madison, Iowa facility. The second was the closure of our Fulton, New York vegetable and frozen meal production facility and movement of its production volume to existing facilities in Darien, Wisconsin and Waseca, Minnesota. We believe the combined impact of these projects will reduce our ongoing annual cost of products sold by approximately $20 million beginning in 2012.

Strong Free Cash Flow Conversion

Our business generates an attractive Management EBITDA margin, and benefits from modest capital expenditures, working capital requirements and favorable tax assets, which have resulted in strong unlevered free cash flows. Management EBITDA is a non-GAAP measure that we use to manage our business. Management EBITDA is based on a calculation used to measure compliance under our existing debt agreements with certain additional adjustments. A reconciliation of Management EBITDA to net earnings calculated under U.S. GAAP is provided under item 7. Our Management EBITDA margin benefits from the quality of our brand portfolio and our lean and nimble organization structure, with selling, general and administrative expenses consistently representing less than 8% of net sales. Additionally, our well-maintained manufacturing facilities and strategic utilization of co-packers limit our maintenance capital expenditure requirements. Our significant net operating loss carryforwards and other tax attributes reduce our cash taxes.

Our strong free cash flows enable us to maximize shareholder value by strategically deploying our capital to fund innovation and organic growth opportunities, repay indebtedness and finance value enhancing acquisitions.

Proven M&A Expertise with Significant Opportunity

We have substantial experience in sourcing, executing and integrating value-enhancing acquisitions. We maintain a highly disciplined approach to M&A, focusing on opportunities which add new Leadership Brands to our portfolio and allow for strong synergy realization. This disciplined acquisition strategy is evidenced by an average acquisition multiple of approximately 6.0x Enterprise value/ Management EBITDA (post-synergies) for our last two major transactions.

For instance, in 2009, we completed the $1.3 billion purchase of Birds Eye. This acquisition added approximately $1 billion in net sales including the Birds Eye and Birds Eye Voila! brands, enhanced operating margins, and added scale to our frozen supply chain making us the 5th largest U.S. frozen food manufacturer. Birds Eye was integrated ahead of schedule and achieved greater synergies than originally estimated.

Our strong existing platforms in the Frozen and Dry Grocery segments facilitate a large addressable market and broad set of potential acquisition targets, and our scale and capital access allow us to consider both small and large acquisitions in the future.

Experienced, Hands-On Management and Board of Directors

Our management team has a demonstrated history of delivering strong operating results. Since 2008, we have increased Management EBITDA by approximately $225 million or over 100%, expanded Management EBITDA margins by approximately 390 basis points and enhanced the Company's business mix through active portfolio management, including focused innovation and marketing, and the successful integration of a value enhancing acquisition. Our management team, which has been bolstered by the recent addition of several highly experienced executives, has extensive food industry experience and has managed significantly larger businesses. Our management team is complimented by an experienced Board of Directors, which includes several individuals with a proven track record of successfully managing consumer businesses.
Our Strategy

We intend to profitably grow our business through the following strategic initiatives:

Focus on Our Leadership Brands

Our Leadership Brands are characterized by higher growth and margins, potential for value-added innovation, and responsiveness to consumer marketing. Our brand prioritization strategy ensures the strong, stable cash flows from our Foundation Brands are reinvested to drive marketing and on-trend innovation for our higher margin Leadership Brands, resulting in positive growth and mix benefits in our overall portfolio. We intend to focus the majority of our consumer marketing investments and new product innovation efforts on our Leadership Brands.

Grow Our Revenue Through Superior Innovation and Marketing

We believe we are well-positioned to generate long-term, sustainable growth in our brands through value-added innovation and consumer marketing. Our formalized innovation processes, upgraded R&D capabilities, increased investments in consumer insights, and partnership with branded consumer advertising, digital and media agencies, will allow us to continue to introduce successful new products and drive brand growth through high-impact marketing programs.

Expand Gross Margin to Fund Marketing Investments and Enhance Profitability

We plan to utilize our core productivity program called MVP (Maximizing Value through Productivity), combined with selective pricing actions where necessary, to offset future inflation. We believe we can continue to achieve gross margin expansion through improved product mix, trade promotion effectiveness, supply chain footprint consolidation, and synergy realization from acquisitions.

We intend to utilize our expanded gross margins to grow consumer marketing expenditures for our Leadership Brands, enabling us to expand our share of voice in key growth categories, as well as enhancing our profit margins.

Leverage Our Nimble, Efficient Organization

We believe our lean, nimble organizational structure and efficient internal processes will continue to enhance our decision making and speed of execution. Our flat structure allows for a high level of connectivity between senior management and our operations and customers, ensuring senior management engagement in key business decisions. Further, we intend to keep our overhead costs (marketing and selling, administrative, and research and development) below 8% of net sales.

Utilize Free Cash Flow to Maximize Investor Returns

We believe we are well-positioned to continue to profitably grow our business and generate strong free cash flow through our efficient organizational structure, limited maintenance capital expenditures, modest working capital requirements, and low cash taxes as the result of our significant net operating loss carryforwards and other tax attributes. We intend to utilize our cash flows to maximize shareholder value by funding innovation and organic growth opportunities, repaying indebtedness and funding value enhancing acquisitions.

Acquire Iconic Food Brands

We intend to proactively pursue value enhancing acquisitions in the packaged food industry, utilizing a disciplined approach to identify and evaluate attractive candidates. We believe we can leverage our highly scalable organization to continue our track record of realizing significant acquisition synergies by consolidating selling, general and administrative functions, leveraging scale in procurement, optimizing supply chain and manufacturing operations, cross-marketing brands across categories and further developing retailer relationships.

Acquisitions

Blackstone Transaction

On February 10, 2007, Crunch Holding Corp. (“CHC”), a Delaware corporation and the parent company of PFGI, entered into an Agreement and Plan of Merger with Peak Holdings LLC (“Peak Holdings”), a Delaware limited liability company controlled by affiliates of The Blackstone Group L.P. (“Blackstone”), Peak Acquisition Corp. (“Peak Acquisition”), a wholly-owned subsidiary of Peak Holdings, and Peak Finance LLC (“Peak Finance”), an indirect wholly-owned subsidiary of Peak Acquisition, providing for the acquisition of CHC. Under the terms of the Agreement and Plan of Merger, the purchase price for CHC was $2,162.5 million in cash less the amount of indebtedness (including capital lease obligations) of CHC and its subsidiaries outstanding immediately prior to the closing and certain transaction costs, subject to purchase price adjustments based on the balance of working capital and indebtedness as of the closing. Pursuant to the Agreement and Plan of Merger, immediately prior to the closing, CHC contributed all of the outstanding shares of capital stock of its wholly-owned subsidiary PFGI to a newly-formed Delaware limited liability company, PFF. At the closing, Peak Acquisition merged with and into CHC, with CHC as the surviving corporation, and Peak Finance merged with and into PFF, with PFF as the surviving entity. As a result of this transaction, CHC became a wholly-owned subsidiary of Peak Holdings, and PFF became a wholly-owned subsidiary of Peak Finance Holdings LLC (a wholly-owned subsidiary of CHC). This transaction (the “Blackstone Transaction”) closed on April 2, 2007.

Reorganization of Subsidiaries

In order to simplify administrative matters and financial reporting, on September 30, 2007, Pinnacle Foods Corporation (“PFC”) merged with and into PFGI. As a final step to the reorganization, PFGI was converted from a Delaware corporation into a Delaware limited liability company under Delaware law on October 1, 2007 under the name Pinnacle Foods Group LLC.

Birds Eye Acquisition

On November 18, 2009, PFG LLC entered into a Stock Purchase Agreement with Birds Eye Holdings and Birds Eye Foods, Inc. pursuant to which PFG LLC acquired all of the issued and outstanding common stock of Birds Eye Foods, Inc. from Birds Eye Holdings. At the closing of the Birds Eye Acquisition on December 23, 2009, PFG LLC purchased all of the outstanding shares of Birds Eye's common stock, par value $0.01 per share, for $670.0 million in cash, together with assumption of Birds Eye's debt of $670.4 million, resulting in the total acquisition cost of $1,340.4 million, as detailed in Note 3 to the Consolidated Financial Statements.

The following chart illustrates our history:

Date	Event	Selected Brands Acquired
2001	Pinnacle Foods Holding Corporation was formed to acquire the North American business of Vlasic Foods International Inc.	Hungry-Man Swanson (1) Vlasic Open Pit

2003	Crunch Holding Corp. acquired Pinnacle Foods Holding Corporation

2004	Merger of Pinnacle Foods Holding Corporation with Aurora Foods Inc. completed and surviving company renamed Pinnacle Foods Group Inc.	Duncan Hines Van de Kamp's and Mrs. Paul's Log Cabin and Mrs. Butterworth's Lender's Celeste Aunt Jemima (frozen breakfast products) (1)

2006	Acquired Armour business from the Dial Corporation	Armour (1)

2007	Crunch Holding Corp. acquired by affiliates of The Blackstone Group L.P.

2009	Birds Eye Foods, Inc. acquired by Pinnacle Foods Group LLC	Birds Eye Birds Eye Steamfresh Birds Eye Voila! Comstock Wilderness Brooks Nalley Bernstein's Tim's Cascade Snyder of Berlin

(1)
We manufacture and market these products under licenses granted by Campbell Soup Company (Swanson), the Quaker Oats Company (Aunt Jemima) and Smithfield Foods (Armour). These licenses are discussed further in the section titled “Intellectual Property”.

Customers

We have several large customers that account for a significant portion of our sales. Wal-Mart and its affiliates are our largest customers and represented approximately 25% of our net sales in each of the fiscal years 2011, 2010 and 2009, respectively. Cumulatively, including Wal-Mart, our top ten customers accounted for approximately 60% of net sales in fiscal year 2011, 61% of our net sales in fiscal year 2010 and 58% of our net sales in fiscal year 2009.

Marketing

Our marketing programs consist of consumer advertising, consumer promotions, trade promotions, direct marketing, cause related marketing and public relations. Our advertising consists of television, newspaper, magazine, digital, mobile and social advertising aimed at increasing consumer preference and usage of our brands. Consumer promotions include free trial offers, targeted coupons, and on-package offers to generate trial usage and increase purchase frequency. Our trade promotions focus on obtaining retail feature and display support, achieving optimum retail product prices, and securing retail shelf space. We continue to shift our marketing efforts toward building long-term brand equity through increased consumer marketing.

Research and Development

Pinnacle's Product Development and Technical Services teams focus on new product development, product-quality improvements, productivity improvements, regulatory compliance, package development, quality assurance, consumer affairs and brand extensions for our Duncan Hines Grocery, Birds Eye Frozen and Specialty Food products. Our Green Bay, Wisconsin team primarily focuses on Birds Eye Frozen products, while our Parsippany, New Jersey team focuses primarily on Duncan Hines Grocery products in our new state of the art facility. Pinnacle's internal research and development expenditures totaled $8.1 million, $9.4 million and $4.6 million for fiscal years 2011, 2010 and 2009, respectively. Our research and development costs in 2011 and 2010 were higher than 2009, due to the Birds Eye Acquisition.

Intellectual Property

We own a number of registered trademarks in the United States, Canada and other countries, including Amazing Glazes®, Appian Way®, Birds Eye®, Bernstein's®, Brooks®, C&W®, Casa Regina™, Celeste®, Chocolate Lovers®, Comstock®, Country Kitchen®, Duncan Hines®, Erin's Popcorn®, Freshlike®, Fun Frosters™, Hartford House®, Hawaiian Style Bowls™, Hearty Bowls™, Hearty Hero®, Hungry-Man®, Hungry-Man Sports Grill®, Hungry-Man Steakhouse™, Husman's®, It's Good to be Full®, Lender's®, Log Cabin®, Lunch Bucket®, Magic Minis®, McKenzie's®, Milwaukee's®, Moist Deluxe®, Mrs. Butterworth's®, Mrs. Paul's®, Nalley®, Open Pit®, Oval's®, Riviera®, Satisfy Your Craving®, Signature Desserts®, Simply Classic™, Snack'mms®, So Moist, So Delicious and So Much More®, Stackers®, Snyder of Berlin®, Steamfresh®, Taste the Juicy Crunch™, That's the Tastiest Crunch I Ever Heard®, The Original TV Dinner™, Tim's Cascade Snacks®, Tim's Hawaiian Style Chips®, Treet®, Van de Kamp's®, Vlasic® and Wilderness®. We also have applications pending with the United States Patent and Trademark Office for a number of trademarks, including Frosting Creations ™, ParchmentBake™, Simple Mornings™, Farmers Garden™, It's Always Vegetable Season™, Nobody Brings the Bite Like Vlasic™ and Discover the Wonder of Vegetables™ . We own the trademark Snyder of Berlin while a third party owns the trademark Snyder of Hanover. Per a court order, the use of the trademark must include the word “Snyder” in combination with the words “of Berlin.” We protect our trademarks by obtaining registrations where appropriate and opposing any infringement in key markets. We also own a design trademark registration in the United States, Canada, and other countries on the Vlasic stork.
We manufacture and market certain of our frozen food products under the Swanson brand pursuant to two royalty-free, exclusive and perpetual trademark licenses granted by Campbell Soup Company. The licenses give us the right to use certain Swanson trademarks both inside and outside of the United States in connection with the manufacture, distribution, marketing, advertising, and promotion and sale of frozen foods and beverages of any type except for frozen soup or broth. The licenses require us to obtain the prior written approval of Campbell Soup Company for the visual appearance and labeling of all packaging, advertising material, and promotions bearing the Swanson trademark. The licenses contain standard provisions, including those dealing with quality control and termination by Campbell Soup Company as well as assignment and consent. If we were to breach any material term of the licenses and not timely cure such breach, Campbell Soup Company could terminate the licenses.
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

We have an exclusive license agreement whereby the Company receives $0.8 million per year in royalties from the Dean Pickle and Specialty Products Company, a subsidiary of TreeHouse Foods, Inc., for the use of Nalley® and other trademarks in the production of the Nalley's Pickle brand.
We also manufacture frozen complete bagged meals under the Voila! trademark pursuant to a royalty-free exclusive and perpetual license granted by Voila Bakeries, Inc. This license gives us the right to use Voila! in the United States in connection with products containing both meat and vegetable items. The license contains standard provisions including those dealing with quality control and termination by Voila Bakeries, Inc. as well as assignment and consent. If we were to breach any material term of the license and not timely cure such breach, Voila Bakeries Inc. could terminate the license.
Although we own a number of patents covering manufacturing processes, we do not believe that our business depends on any one of these patents to a material extent. In 2011, we applied for a patent for our new Duncan Hines Frosting Creations™ products.
Sales and Distribution

We sell a majority of our products in the United States through one national broker with whom we have a long-term working relationship. In Canada, we use one national broker to distribute the majority of our products. We employ other brokers for the food service and club channels. Through this sales broker network, our products reach all traditional classes of trade, including supermarkets, grocery wholesalers and distributors, mass merchandisers, super centers, convenience stores, drug stores, warehouse clubs, food service, and other alternative channels.

Due to the different demands of distribution for frozen and shelf-stable products, we maintain separate distribution systems. Our Birds Eye Frozen Division's product warehouse and distribution network consists of fourteen locations. Birds Eye Frozen Division products are distributed by means of four owned and operated warehouses at our Mattoon, Illinois, Waseca, Minnesota, Jackson, Tennessee and Darien, Wisconsin plants. In addition, we utilize eight distribution centers in the United States and two distribution centers in Canada, all of which are owned and operated by third-party logistics providers. Our Duncan Hines Grocery Division's product warehouse and distribution network consists of twelve locations. Duncan Hines Grocery Division products are distributed by means of five owned and operated warehouses at our Millsboro, Delaware, St. Elmo, Illinois, Ft. Madison, Iowa, Fennville, Michigan and Imlay City, Michigan plants. In addition, we utilize six distribution centers in the United States which are owned and operated by third-party logistics providers. We also distribute Duncan Hines Grocery products from one leased distribution center in Canada. In each third-party operated location, the provider receives, handles and stores products. Our distribution system uses a combination of common carrier trucking and inter-modal rail transport. In addition to these locations, our snack products are primarily distributed through a direct store delivery (“DSD”) network in the Midwest, Mid-Atlantic, and Pacific Northwest, a portion of which is owned and operated by Pinnacle and a portion of which utilizes third-party providers. We believe that our sales and distribution network is scalable and has the capacity to support substantial increases in volume.

Ingredients and Packaging

We believe that the ingredients and packaging used to produce our products are readily available through multiple sources. Our ingredients typically account for approximately 55% of our annual cost of products sold, excluding logistics and depreciation, and primarily include sugar, cucumbers, flour (wheat), vegetables, fruits, poultry, seafood, proteins, vegetable oils, shortening, meat, corn syrup, and other agricultural products. Certain vegetables and fruits are purchased under dedicated acreage supply contracts from a number of growers prior to each growing season, while a smaller portion is sourced directly from third parties. Our packaging costs, primarily for aluminum, glass jars, plastic trays, corrugated fiberboard, polyfilm, and plastic packaging materials, typically account for approximately 20% of our annual cost of products sold, excluding logistics and depreciation.

Manufacturing
Owned and Operated Manufacturing Facilities.    We own and operate eleven manufacturing facilities for our products. See Item 2, "Properties" for a listing of our manufacturing facilities.
Co-Packing Arrangements.    In addition to our own manufacturing facilities, we source a significant portion of our products under "co-packing" agreements, a common industry practice in which manufacturing is outsourced to other companies. We regularly evaluate our co-packing arrangements to ensure the most cost-effective manufacturing of our products and to utilize company-owned manufacturing facilities most effectively. Third-parties produce our Duncan Hines product line, as well as various other products.

Seasonality

Our sales and cash flows are affected by seasonal cyclicality. Sales of frozen foods, including frozen vegetables and frozen complete bagged meals, tend to be marginally higher during the winter months. Seafood sales peak during Lent, in advance of the Easter holiday. Sales of pickles, relishes, barbecue sauces, potato chips and salad dressings tend to be higher in the spring and summer months, and demand for Duncan Hines products, Birds Eye vegetables and our pie and pastry fillings tend to be higher around the Easter, Thanksgiving, and Christmas holidays. Since many of the raw materials we process under the Birds Eye and Vlasic brands are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the purchase of such crops. We also increase our Duncan Hines inventories in advance of peak fall selling season. As a result, our inventory levels tend to be higher during August, September, and October, and thus we require more working capital during these months. We are a seasonal net user of cash in the third quarter of the calendar year.

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

Employees

We employed approximately 4,100 people as of December 25, 2011 with approximately 56% of our hourly employees unionized. Due to the seasonality of our pickle and vegetable businesses our employment fluctuates throughout the year, and thus our average number of employees was approximately 4,600 throughout 2011. In September 2012, the collective bargaining agreement expires for 450 of our union employees in Ft. Madison, Iowa. The collective bargaining agreement for approximately 420 of our employees at our Fayetteville, Arkansas plant expired during October 2011, but has been extended indefinitely as negotiations continue for a new collective bargaining agreement, subject to either party being able to cancel the extension on 72 hours written notice. We are also in the process of negotiating the initial collective bargaining agreement for 220 of our employees in Mattoon, Illinois.

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

On January 27, 2012, we issued a voluntary recall for certain Aunt Jemima frozen pancakes due to potential cross contamination with soy protein which may cause allergic reaction for people who have a soy allergy. Soy allergies are very uncommon in the United States, affecting less than 1% of the population. The estimated cost impact of this recall is $4.0 million, of which $1.1 million was recorded as an inventory write down in Cost of products sold on the Consolidated Statements of Operations in 2011. The remaining $2.9 million will be recorded as a reduction to net sales, cost of products sold and marketing and sales expense in the first quarter of 2012. The charges are reported in the Birds Eye Frozen Division. We do not expect this recall to have a lasting impact on the Aunt Jemima breakfast brand. The Company has insurance coverage that is designed to protect us against these types of losses.

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

▪	the discharge of pollutants into the air and water;

▪
the identification, generation, storage, handling, transportation, disposal, record-keeping, labeling, and reporting of, and emergency response in connection with, hazardous materials (including asbestos) associated with our operations;

▪	noise emissions from our facilities; and

▪	safety and health standards, practices, and procedures that apply to the workplace and the operation of our facilities.

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

Many of our plants were in operation before current environmental laws and regulations were enacted. Our predecessors have in the past had to remediate soil and/or groundwater contamination at a number of locations, including petroleum contamination caused by leaking underground storage tanks which they removed, and we may be required to do so again in the future. We have sold a number of plants where we have ceased operations, and it is possible that future renovations or redevelopment at these facilities might reveal additional contamination that may need to be addressed. Although the remediation of contamination that was undertaken in the past by our predecessors has been routine, future remediation costs may be material. The presence of hazardous materials at our facilities or at other locations to which we have sent hazardous wastes for treatment or disposal may expose us to potential liabilities associated with the cleanup of contaminated soil and groundwater under federal or state “Superfund” statutes. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), owners and operators of facilities from which there has been a release or threatened release of hazardous materials, together with those who have transported or arranged for the transportation or disposal of those materials, are liable for (i) the costs of responding to and remediating that release and (ii) the restoration of natural resources damaged by any such release. Under CERCLA and similar state statutes, liability for the entire cost of cleaning up the contaminated site can, subject to certain exceptions, be imposed upon any such party regardless of the lawfulness of the activities that led to the contamination.

In working to resolve an environmental wastewater investigation by the State of Michigan Department of Natural Resources and Environment ("MDNRE") at the Company’s Birds Eye Foods Fennville, MI production facility, on July 20, 2010, the Company and the MDNRE reached an agreement (“Administrative Consent Order” or “ACO”). Under the terms of the ACO, the Company will construct a new wastewater treatment system at the facility currently estimated at $6.2 million which has been substantially completed as of December 25, 2011 and contribute the funds required to extend the City's water supply to the affected residents. We currently estimate the expenses related to this agreement to be $0.5 million, of which $0.3 million was recorded in 2011.

Insurance

We maintain general liability and product liability, property, worker's compensation, business interruption, director and officer and other insurance in amounts and on terms that we believe are customary for companies similarly situated. In addition, we maintain excess insurance where we reasonably believe it is cost effective.

Additional information

Additional information pertaining to our businesses, including operating segments, is set forth under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations and Related Information” under Item 7 of this Form 10-K and in Note 15 to the Consolidated Financial Statements, “Segments”, which is included under Item 8 of this Form 10-K.

Our reports on Form 10-K, along with all other reports and amendments, are filed with or furnished to the U.S. Securities and Exchange Commission (the "SEC"). You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C., 20549. Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Our filings are also available to the public from commercial document retrieval services and at the web site maintained by the SEC at http://www.sec.gov. We also make available through our internet website under the heading “Investors,” our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports after we electronically file any such materials with the SEC.

ITEM 1A.    RISK FACTORS

RISK FACTORS

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations under our notes.

We are highly leveraged. As of December 25, 2011, our total indebtedness was $2.8 billion. Our high degree of leverage could have important consequences, including:

▪
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;

▪	exposing us to the risk of increased interest rates because certain of our borrowings, including certain borrowings under our senior secured credit facilities, are at variable rates;

▪	making it more difficult for us to make payments on our notes;

▪	increasing our vulnerability to general economic and industry conditions;

▪	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

▪
limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and

▪	placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

We face significant competition in our industry, which could cause us to lose market share, lower prices, or increase advertising and promotional expenditures.

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

We have several large customers that account for a significant portion of our sales. Wal-Mart and its affiliates are our largest customers and represented approximately 25% of our net sales in each of the fiscal years 2011, 2010 and 2009, respectively. Cumulatively, including Wal-Mart, our top ten customers accounted for approximately 60% of net sales in fiscal year 2011, 61% of net sales in fiscal year 2010 and 58% of our net sales in fiscal year 2009.

We do not have long-term supply contracts with any of our major customers. The loss of one or more major customers, a material reduction in sales to these customers as a result of competition from other food manufacturers, or the occurrence of a significant business interruption of our customers' operations would result in a decrease in our revenues, operating results, and earnings and could adversely affect our ability to service our indebtedness.

Termination of our material licenses would have a material adverse effect on our business.

As described in greater detail under the caption “Business - Intellectual Property” in Item 1 of this Form 10-K, we manufacture our Aunt Jemima, Armour, Swanson and Voila! brands under license agreements from various third parties. The loss of any of these licenses would have a material adverse effect on our business.

For many of our products, we primarily rely on a single source manufacturing system where a significant disruption in a facility could affect our business, financial condition, and results of operations.

With the exception of our pickles, peppers, and relish products that are produced in two facilities (Imlay City, Michigan and Millsboro, Delaware) and Birds Eye's frozen vegetable products which are produced in two facilities (Waseca, Minnesota, and Darien, Wisconsin) , none of our products are produced in significant amounts at multiple manufacturing facilities or co-packers. Significant unscheduled downtime at any of our facilities or co-packers due to equipment breakdowns, power failures, natural disasters, or any other cause could adversely affect our ability to provide products to our customers, which would affect our sales, financial condition, and results of operations.

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

Many of our packaging materials are purchased on the open market or from multiple suppliers; however, packaging used for Birds Eye Steamfresh vegetables is purchased pursuant to an exclusive U.S. license and supply agreement that expires in 2013. The loss of this supplier or any significant interruption in the supply of packaging used for Birds Eye Steamfresh vegetables, such as manufacturing problems or shipping delays, could have an adverse effect on our business.

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

Our ability to successfully implement our business plan and achieve targeted financial results is dependent on our ability to successfully integrate businesses we may acquire in the future. The process of integrating an acquired business involves risks.

These risks include, but are not limited to:

▪	demands on management related to the significant increase in the size of our business;

▪	diversion of management's attention from the management of daily operations;

▪	difficulties in the assimilation of different corporate cultures and business practices;

▪	difficulties in conforming the acquired company's accounting policies to ours;

▪	retaining the loyalty and business of the customers of acquired businesses;

▪	retaining employees that may be vital to the integration of acquired businesses or to the future prospects of the combined businesses;

▪
difficulties and unanticipated expenses related to the integration of departments, information technology systems, including accounting systems, technologies, books and records, and procedures, and maintaining uniform standards, such as internal accounting controls, procedures, and policies;

▪	costs and expenses associated with any undisclosed or potential liabilities;

▪	the use of more cash or other financial resources on integration and implementation activities than we expect;

▪	our ability to avoid labor disruptions in connection with any integration, particularly in connection with any headcount reduction.

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

We rely upon co-packers for our Duncan Hines cake mixes, brownie mixes, specialty mixes, and frosting products, and a limited portion of our other manufacturing needs. We believe that there are a limited number of competent, high-quality co-packers in the industry, and if we were required to obtain additional or alternative co-packing agreements or arrangements in the future, while we believe we would able to do so, we cannot assure you we will be able to do so on satisfactory terms or in a timely manner.

We may be subject to product liability claims should the consumption of any of our products cause injury, illness, or death.

We sell food products for human consumption, which involves risks such as product contamination or spoilage, misbranding, product tampering, and other adulteration of food products. Consumption of a misbranded, adulterated, contaminated, or spoiled product may result in personal illness or injury. We could be subject to claims or lawsuits relating to an actual or alleged illness or injury, and we could incur liabilities that are not insured or exceed our insurance coverage. Even if product liability claims against us are not successful or fully pursued, these claims could be costly and time consuming and may require our management to spend time defending the claims rather than operating our business. On January 27, 2012, we issued a voluntary recall for certain Aunt Jemima frozen pancakes due to potential cross contamination with soy protein which may cause allergic reaction for people who have a soy allergy. Soy allergies are very uncommon in the United States, affecting less than 1% of the population. The estimated cost impact of this recall is $4.0 million. We do not expect this recall to have a lasting impact on the Aunt Jemima breakfast brand.

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

Due to the seasonality of the business, our revenue and operating results may vary from quarter to quarter.

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

We hold investments in equity and debt securities in our qualified defined benefit pension plans. Deterioration in the value of plan assets, resulting from a general financial downturn or otherwise, could cause an increase in the underfunded status of our defined benefit pension plans, thereby increasing our obligation to make contributions to the plans. The underfunding in our pension plans totaled $90.2 million as of December 25, 2011. The single largest contributor of the underfunding has been the lower discount rates which have declined from approximately 6% in 2008 to approximately 4.5% in 2011. We have contributed cash significantly in excess of expense for the last two years to improve the funded status of the plans and intend to continue to do so.

Our obligation to make contributions to the pension plans could reduce the cash available for working capital and other corporate uses, and may have an adverse impact on our operations, financial condition, and liquidity.

Our financial well-being could be jeopardized by unforeseen changes in our employees' collective bargaining agreements or shifts in union policy.

We employed approximately 4,100 people as of December 25, 2011 with approximately 56% of our hourly employees unionized. Due to the seasonality of our pickle and vegetable businesses our employment fluctuates throughout the year, and thus our average number of employees was approximately 4,600 throughout 2011. In September 2012, the collective bargaining agreement expires for 450 of our union employees in Ft. Madison, Iowa. The collective bargaining agreement for approximately 420 of our employees at our Fayetteville, Arkansas plant expired during October 2011, but has been extended indefinitely as negotiations continue for a new collective bargaining agreement, subject to either party being able to cancel the extension on 72 hours written notice. We are also in the process of negotiating an intial collective bargaining agreement for 220 of our employees in Mattoon, Illinois.

Although we consider our employee relations to generally be good, failure to extend or renew our collective bargaining agreements or a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition, or results of operations. In addition, we cannot assure you that upon the expiration of our existing collective bargaining agreements, new agreements will be reached without any union action, if at all, or that any such new agreements will be on terms satisfactory to us. Furthermore, labor organizing activities could result in additional employees becoming unionized.

Our strategy of evaluating targeted acquisition opportunities may not be successful.

We may not be able to identify and complete acquisitions in the future, and our failure to identify and complete acquisitions could limit our ability to grow our business beyond our existing brands. In addition, we may require additional debt or equity financing for future acquisitions. Our strategy of evaluating targeted acquisition opportunities involves a number of risks, including the following:

▪	we may not be able to find suitable businesses to acquire at affordable valuations or on other acceptable terms;

▪	our acquisition of suitable businesses could be prohibited by U.S. or foreign antitrust laws; and

▪	we may have to incur additional debt to finance future acquisitions, and no assurance can be given as to whether, and on what terms, such additional debt will be available.

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

Under federal and state environmental laws, we may be liable for the costs of investigation, removal or remediation of certain hazardous or toxic substances, as well as related costs of investigation and damage to natural resources, at various properties, including our current and former properties and the former properties of our predecessors, as well as offsite waste handling or disposal sites that we or our predecessors have used. Liability may be imposed upon us without regard to whether we knew of or caused the presence of such hazardous or toxic substances. There can be no assurances that any such locations, or locations that we may acquire in the future, will not result in liability to us under such laws or expose us to third party actions such as tort suits based on alleged conduct or environmental conditions. In addition, we may be liable if hazardous or toxic substances migrate from properties for which we may be responsible to other properties.

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

Our operations are subject to U.S. Food and Drug Administration ("FDA") and U.S. Department of Agriculture ("USDA") governmental regulation, and there is no assurance that we will be in compliance with all regulations.

Our operations are subject to extensive regulation by the FDA, the USDA and other national, state, and local authorities. Specifically, we are subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, and safety of food. Under this program, the FDA regulates manufacturing practices for foods through its current “good manufacturing practices” regulations and specifies the recipes for certain foods. Our processing facilities and products are subject to periodic inspection by federal, state, and local authorities. In addition, we must comply with similar laws in Canada. In January 2011, the FDA's Food Safety Modernization Act was signed into law. The law increased the number of inspections at food facilities in the U.S. in an effort to enhance the detection of food borne illness outbreaks and order recalls of tainted food products. We seek to comply with applicable regulations through a combination of employing internal personnel to ensure quality-assurance compliance (for example, assuring that food packages contain only ingredients as specified on the package labeling) and contracting with third-party laboratories that conduct analysis of products for the nutritional-labeling requirements.

Failure to comply with applicable laws and regulations or maintain permits and licenses relating to our operations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material adverse effect on our operating results and business.

We have a significant amount of goodwill and intangible assets on our Consolidated Balance Sheets that are subject to impairment based upon future adverse changes in our business and the overall economic environment.

At December 25, 2011, the carrying value of goodwill and tradenames was $1,441.5 million and $1,604.5 million, respectively. We evaluate the carrying amount of goodwill and indefinite-lived intangible assets for impairment on an annual basis, in December, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount. We have recorded impairment charges in recent years, including a $148.2 million goodwill and tradename impairment in 2011. The value of goodwill and intangible assets will be derived from our business operating plans and is susceptible to an adverse change in demand, input costs, general changes in the business, or changes in the overall economic environment and could require an impairment charge in the future.

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

If there is an unfavorable adjustment from an U.S. Internal Revenue Service ("IRS") examination (whether as a result of a change in law or IRS policy or otherwise) that reduces any of our net operating loss carryforwards (“NOLs”), cash taxes may increase and impact our ability to make interest payments on our indebtedness. As of December 25, 2011, we had NOLs for U.S. federal income tax purposes of $1.1 billion. Certain of these NOLs are subject to annual limitations under Section 382 of the Internal Revenue Code of 1986 (the "Code"). These limitations and/or our failure to generate sufficient taxable income may result in the expiration of the NOLs before they are utilized.

Blackstone controls Pinnacle and may have conflicts of interest with us in the future.

Investment funds associated with or designated by Blackstone control Pinnacle. Blackstone has control over our decisions to enter into any corporate transaction and has the ability to prevent any transaction that requires the approval of unit holders regardless of whether other stakeholders believe that any such transactions are in their interests. For example, Blackstone could collectively cause us to make acquisitions that increase our amount of indebtedness, including secured indebtedness, or to sell assets, which may impair our ability to make payments under the notes.

Additionally, Blackstone is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Blackstone may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by Blackstone collectively continue to control Pinnacle, even if such amount is less than 50%, Blackstone will continue to be able to influence or effectively control our decisions.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None

ITEM 2.    PROPERTIES

We own and operate the following 11 manufacturing and warehouse facilities:

Facility location	Principal products	Principal segment (1)	Facility size
Darien, Wisconsin	Frozen vegetables and complete bagged meals	Birds Eye Frozen	551,600 square feet
Millsboro, Delaware	Pickles, peppers, relish	Duncan Hines Grocery	460,000 square feet
Ft. Madison, Iowa	Canned meat	Duncan Hines Grocery	497,400 square feet
Imlay City, Michigan	Pickles, peppers, relish	Duncan Hines Grocery	344,000 square feet
Fayetteville, Arkansas	Frozen dinners and entrees	Birds Eye Frozen	335,000 square feet
Fennville, Michigan	Fruit toppings and fillings	Duncan Hines Grocery	329,866 square feet
Jackson, Tennessee	Frozen breakfast, frozen pizza, frozen prepared seafood	Birds Eye Frozen	302,000 square feet
Waseca, Minnesota	Frozen vegetables	Birds Eye Frozen	258,475 square feet
St. Elmo, Illinois	Syrup, barbecue sauce	Duncan Hines Grocery	250,000 square feet
Mattoon, Illinois	Bagels, frozen breakfast	Birds Eye Frozen	215,000 square feet
Berlin, Pennsylvania	Snack foods - Snyder of Berlin	Specialty Foods	183,500 square feet

(1)We manufacture private label and food service in the majority of our plants, the products of which reside in the Specialty Foods segment.

Our properties are 100% encumbered under our Senior Secured Credit Agreement. Our Senior Secured Credit Agreement is described in more detail in Note 10 to the Consolidated Financial Statements.

We also lease a manufacturing plant, warehouse and distribution center in Algona, Washington (Snack foods - Tim's Cascade). In addition, we lease warehouses in Darien, Wisconsin and Waseca, Minnesota.

We have entered into co-packing (third-party manufacturing) agreements with several manufacturers for certain of our finished products, most significantly our Duncan Hines product line. All of our Duncan Hines cake mix, brownie mix, specialty mix and frosting production equipment, including co-milling, blending and packaging equipment, is located at the contract manufacturers' facilities. The most significant Duncan Hines co-packing agreement will expire in June 2015. We believe that our manufacturing facilities, together with our co-packing agreements, provide us with sufficient capacity to accommodate our planned internal growth.

In 2011, we made changes in our manufacturing footprint by consolidating our canning operations from our Tacoma, Washington facility into Ft. Madison, Iowa facility. We have also consolidated our vegetable processing and packaging from our Fulton, New York facility into our Darien, Wisconsin and Waseca, Minnesota facilities. We are currently searching for buyers for both unutilized locations.

We also lease office space under operating leases (expiring) in Mountain Lakes, New Jersey (November 2013); Parsippany, New Jersey (April 2023), Cherry Hill, New Jersey (October 2021); Lewisburg, Pennsylvania (Month to Month); Fayetteville, Arkansas (Month to Month); Mississauga, Ontario (August 2015) and Green Bay, Wisconsin (June 2014).

ITEM 3.    LEGAL PROCEEDINGS
Commitment of $6.2 Million Capital Expenditure
In working to resolve an environmental wastewater investigation by the State of Michigan Department of Natural Resources and Environment (MDNRE) at the Company’s Birds Eye Foods Fennville, MI production facility, on July 20, 2010, the Company and the MDNRE reached an agreement (“Administrative Consent Order” or “ACO”). Under the terms of the ACO, the Company will construct a new wastewater treatment system at the facility currently estimated at $6.2 million which has been substantially completed as of December 25, 2011 and contribute the funds required to extend the City's water supply to the affected residents. We currently estimate the expenses related to this agreement to be $0.5 million, of which $0.3 million was recorded in 2011.
Lehman Brothers Special Financing
On June 4, 2010 Lehman Brothers Special Financing (LBSF) initiated a claim against the Company in LBSF’s bankruptcy proceeding for an additional payment from the Company of $19.7 million, related to certain derivative contracts which the Company had earlier terminated due to LBSF’s default as a result of its bankruptcy filing in 2008. On May 31, 2011, the Company and LBSF agreed in principle to a settlement of LBSF’s June 4, 2010 claim. Under the terms of the settlement, the Company made payment of $8.5 million during the third quarter of 2011 in return for LBSF’s full release of its claim.

ITEM 4.    MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for our limited liability company interests. As of December 25, 2011, one hundred percent of our interests were held by our parent, Peak Finance Holdings LLC which is controlled by affiliates of The Blackstone Group L.P. We did not make any distributions in respect to our member, interests in fiscal 2011.

Our senior secured credit facilities, the indentures governing our 9.25% Senior Notes due 2015 and 8.25% Senior Notes due 2017 (collectively referred to as the “Senior Notes Indentures”) and the indenture governing our 10.625% Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes Indenture” and together with the Senior Notes Indentures, the “Indentures”) each contain covenants that limit our ability to pay dividends and take on additional indebtedness. The Indentures contain a limitation on restricted payments, including dividends, that is described in greater detail in the footnotes to the last table in “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources Debt Covenant Compliance” included elsewhere in this Form 10-K. The senior secured credit facilities also limit our ability to make restricted payments, including dividends, subject to exceptions, including an exception that permits restricted payments up to an aggregate amount of (together with certain other amounts) the greater of $50 million and 2% of our consolidated total assets, so long as no default has occurred and is continuing and our pro forma Senior Secured Leverage Ratio would be no greater than 4.25 to 1.00. For the description of our Senior Secured Leverage Ratio and its level as of the last balance sheet date, see “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources Debt Covenant Compliance.” In addition, the senior secured credit facilities and the Indentures contain exceptions from the limitation on restricted payments that would allow dividends following the first public offering, if any, of our common equity in an amount up to 6% per year of the net proceeds received by or contributed to our company in or from such public offering, subject to exceptions.

ITEM 6.    SELECTED FINANCIAL DATA

PFG LLC is referred to as the “Predecessor” for the period prior to the acquisition of our Company by affiliates of The Blackstone Group L.P. and PFF is referred to as the “Successor” subsequent to the acquisition of our Company by affiliates of the The Blackstone Group L.P.

The following table sets forth selected historical consolidated financial and other operating data for the following periods:

•	for Successor and its subsidiaries as of and for the fiscal years ended December 25, 2011, December 26, 2010, December 27, 2009, December 28, 2008, and the 39 weeks ended December 30, 2007;

•	for Predecessor and its subsidiaries for the period from January 1, 2007 to April 2, 2007, immediately prior to our acquisition by affiliates of The Blackstone Group L.P.

The selected financial data of the Successor as of December 25, 2011 and December 26, 2010 and for the fiscal years ended December 25, 2011, December 26, 2010 and December 27, 2009 have been derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The selected financial data for the Successor for the fiscal year ended December 28, 2008 and the 39 weeks ended December 30, 2007 has been derived from prior 10-K filings of the Successor. The selected financial data of the Predecessor for the period from January 1, 2007 to April 2, 2007 has been derived from the audited Consolidated Financial Statements of the Predecessor.

The selected financial data presented below should be read in conjunction with our Consolidated Financial Statements and the notes to those statements and “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Successor					Predecessor
($ in Thousands)	Fiscal Year ended	Fiscal Year ended	Fiscal Year ended	Fiscal Year ended	39 weeks ended	13 weeks ended
	December 25, 2011	December 26, 2010	December 27, 2009	December 28, 2008	December 30, 2007	April 2, 2007
Statement of operations data:
Net sales	$2,469,562	$2,436,703	$1,642,931	$1,556,408	$1,137,898	$376,587
Cost of products sold	1,854,696	1,834,375	1,263,627	1,217,929	895,306	293,191
Gross profit	614,866	602,328	379,304	338,479	242,592	83,396
Operating expenses
Marketing and selling expenses	171,641	172,344	123,833	111,372	87,409	34,975
Administrative expenses	80,460	109,950	62,737	47,832	40,715	17,714
Research and development expenses	8,021	9,387	4,562	3,496	2,928	1,437
Goodwill impairment charges	122,900	—	—	—	—	—
Other expense (income), net	48,578	45,495	42,214	24,363	12,028	51,042
Total operating expenses	431,600	337,176	233,346	187,063	143,080	105,168
Earnings (loss) before interest and taxes	183,266	265,152	145,958	151,416	99,512	(21,772)
Interest expense	208,319	236,004	121,167	153,280	124,504	39,079
Interest income	242	288	89	319	1,029	486
Earnings (loss) before income taxes	(24,811)	29,436	24,880	(1,545)	(23,963)	(60,365)
Provision (benefit) for income taxes	22,103	7,399	(277,723)	27,036	24,746	6,284
Net earnings (loss)	$(46,914)	$22,037	$302,603	$(28,581)	$(48,709)	$(66,649)

Other financial data:
Covenant Compliance EBITDA (1)	$449,692	$474,770	$472,128	$231,962	$190,109	$52,140
Management EBITDA (1)	449,692	446,933	248,151	222,960	185,369	46,140
Net cash provided by operating activities	204,212	256,978	116,243	16,759	60,139	55,684
Net cash used in investing activities	(109,406)	(81,272)	(1,366,776)	(32,598)	(1,340,353)	(5,027)
Net cash provided by (used in) financing activities	(59,031)	(134,321)	1,319,828	14,239	1,286,062	(46,293)
Depreciation and amortization	88,476	78,049	65,468	62,509	45,671	10,163
Capital expenditures	117,306	81,272	52,030	32,598	22,935	5,027
Ratio of earnings to fixed charges (2)	NM	1.12x	1.20x	NM	NM	NM

Balance sheet data:
Cash and cash equivalents	$151,031	$115,286	$73,874	$4,261	$5,999	$—
Working capital (3)	408,703	344,392	364,577	131,234	80,556	—
Total assets	4,451,621	4,491,616	4,538,498	2,632,200	2,667,079	—
Total debt (4)	2,756,019	2,803,546	2,888,711	1,785,352	1,770,171	—
Total liabilities	3,606,269	3,596,531	3,664,145	2,324,627	2,307,464	—
Member's equity	845,352	895,085	874,353	307,573	359,615	—

The selected financial data presented above is impacted by the acquisition of our Company by affiliates of The Blackstone Group L.P. in 2007 and by our acquisition of Birds Eye in December 2009.

(1) For more information on Covenant Compliance EBITDA and Management EBITDA, please refer to the section titled "Covenant Compliance" in "Item 7: Management's Discussion and Analysis."

(2)
For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings (loss) before income taxes and fixed charges. Fixed charges consist of (i) interest expense, including amortization of debt acquisition costs and (ii) one-third of rent expense, which management believes to be representative of the interest factor thereon. The Successor's earnings for the fiscal years ended December 25, 2011, December 28, 2008 and the 39 weeks ended December 30, 2007 were insufficient to cover fixed charges by $24.8 million, $1.5 million and $24.0 million, respectively. The Predecessor's earnings for the 13 weeks ended April 2, 2007 were insufficient to cover fixed charges by $60.3 million. For periods where earnings are insufficient to cover fixed charges, the ratio of earnings to fixed charges is not meaningful ("NM").

(3)	Working capital excludes notes payable, revolving debt facility and current portion of long term debt.
(4) Total debt includes notes payable, revolving debt facility and current portion of long term debt.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Information presented for the fiscal years ended December 25, 2011, December 26, 2010 and December 27, 2009 is derived from our audited Consolidated Financial Statements for those periods. The results for the fiscal year ended December 27, 2009 include the results of operations of Birds Eye Foods, Inc. from the date of acquisition on December 23, 2009.

Overview
We are a leading producer, marketer and distributor of high quality, branded food products. We manage the business in three operating segments: Birds Eye Frozen, Duncan Hines Grocery and Specialty Foods. Our United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), frozen seafood (Van de Kamp's, Mrs. Paul's), full-calorie single-serve frozen dinners and entrées (Hungry-Man), frozen breakfast (Aunt Jemima), frozen and refrigerated bagels (Lender's), and frozen pizza for one (Celeste) are reported in the Birds Eye Frozen Division. Our baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), table syrups (Mrs. Butterworth's and Log Cabin), canned meat (Armour, Nalley, Brooks), pie and pastry fillings (Comstock, Wilderness), barbecue sauces (Open Pit), salad dressing (Bernstein's) and all Canadian operations are reported in the Duncan Hines Grocery Division. The Specialty Foods Division consists of snack products (Tim's Cascade and Snyder of Berlin) and our food service and private label businesses. We refer to the sum of our Birds Eye Frozen segment and our Duncan Hines Grocery segment as our North American retail businesses. Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management, finance and legal functions and the costs to integrate the Birds Eye Foods Acquisition and a charge of $8.5 million related to our settlement with Lehman Brothers Specialty Financing ("LBSF"). For further information on the LBSF settlement, see Note 13 to the Consolidated Financial Statements for Commitments and Contingencies. Product contribution is defined as gross profit less direct to consumer advertising and marketing expenses, selling commissions and direct brand marketing overhead expenses.
On December 23, 2009, we acquired all of the common stock of Birds Eye Foods, Inc.

Business Drivers and Measures
In operating our business and monitoring its performance, we pay attention to trends in the food manufacturing industry and a number of performance measures and operational factors. An overall trend that has been prevalent in the industry over the past few years has been the volatility in overall commodity inflation. To date the industry has managed this commodity inflation by increasing retail prices, which has affected consumer buying patterns and led to lower volumes. Going forward, competitive pressures may limit the ability to pass through these increased commodity prices to the end consumer.
This discussion includes forward-looking statements that are based on our current expectations.
Industry Factors
Our industry is characterized by the following general trends:

•
Industry Growth. Growth in our industry is driven primarily by population growth, changes in product selling prices and changes in consumption between out-of-home and in-home eating. Historically, U.S. consumers had been increasing the proportion of their food consumption at restaurants and other food service venues. During the recession in 2008 and 2009, this trend reversed with more consumers eating at home. In 2010 and 2011, we saw an increase in eating away from home compared to 2009, but it remained below 2007 levels. We believe eating at home has been driven by consumers' increased desire to spend time with family in the home, the growing popularity of cooking as a leisure activity, and consumers' renewed focus on managing their personal finances prudently given the economic environment. Incremental growth in the industry is principally driven by product, packaging and process innovation.

•
Competition. The food products business is highly competitive. Numerous brands and products compete for shelf space and sales, with competition based primarily on product quality, brand recognition and loyalty, convenience, price, trade promotion, consumer promotion customer service and the ability to identify and satisfy emerging consumer preferences. In order to maintain and grow our business, we must be able to identify and take advantage of changes in these competitive pressures.

•
Consumer Tastes and Trends. Consumer trends, such as changing health trends and focus on convenience and products tailored for busy lifestyles, present both opportunities and challenges for our business. In order to maintain and grow our business, we must react to these trends by offering products that respond to evolving consumer needs. The slow economic recovery has negatively impacted consumer spending and increased price sensitivity among consumers. As a result, consumers are looking for value alternatives, which has caused an increase in the percentage of products sold on promotion and a shift from traditional retail grocery to mass merchandisers and the dollar store channel.

•
Customer Consolidation. In recent years, our industry had been characterized by consolidation in the retail grocery and food service industries, with mass merchandisers, club and dollar stores gaining market share. This trend could increase customer concentration within the industry.

•
Channel Shifting. Consumers are increasingly purchasing food products at outlets other than traditional grocery retailers. Mass merchandisers, club stores, dollar stores, and other alternative channels are gaining share versus traditional grocery stores, though at a slower rate than at the peak of the recession. Pinnacle is well positioned in grocery and alternative channels, maintaining strong customer relationships across key retailers in each segment

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

◦	Consumer coupon redemption expenses, which are costs from the redemption of coupons we circulate as part of our marketing efforts.

Cost Factors

•	Costs recorded in cost of products sold in the Consolidated Statements of Operations include:

◦
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

◦
Packaging costs. Our broad array of products entails significant costs for packaging and is subject to fluctuations in the price of aluminum, glass jars, plastic trays, corrugated fiberboard, and plastic packaging materials.

◦
Conversion costs, which include all costs necessary to convert raw materials into finished product. Key components of this cost include direct labor, and plant overhead such as rent, utilities and depreciation.

◦
Freight and distribution. We use a combination of common carriers and inter-modal rail to transport our products from our manufacturing facilities to distribution centers and to deliver products to our customers from both those centers and directly from our manufacturing plants. Our freight and distribution costs are influenced by fuel costs as well as capacity within the industry.

•	Costs recorded in marketing and selling expenses in the Consolidated Statements of Operations include:

◦
Advertising and other marketing expenses. These expenses represent advertising and other consumer and trade-oriented marketing programs. A key strategy is to continue to invest in marketing that builds brand awareness on our Leadership Brands.

Working Capital
Our working capital is primarily driven by accounts receivable and inventories, which fluctuate throughout the year due to seasonality in both sales and production, as described below in “Seasonality.” We will continue to focus on reducing our working capital requirements while simultaneously maintaining our customer service levels and fulfilling our production requirements. We have historically relied on internally generated cash flows and temporary borrowings under our Revolving Credit Facility to satisfy our working capital requirements.
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

•
Cash Taxes. We have significant tax-deductible intangible asset amortization and federal and state NOLs, which resulted in minimal federal and state cash taxes in recent years. We expect to continue to realize significant reductions in federal and state cash taxes in the future attributable to amortization of intangible assets and realization of NOLs.

•
Acquisitions and Consolidations. We believe we have the expertise to identify and integrate value-enhancing acquisitions to further grow our business. We have successfully integrated acquisitions in the past. We have, however, incurred significant costs in connection with integrating these businesses and streamlining our operations.

•
Impairment of Goodwill, Tradenames and Long-Lived Assets. We test our goodwill and intangible assets annually or more frequently (if necessary) for impairment and have recorded impairment charges in recent years. The value of goodwill and intangibles from the allocation of purchase price from the Blackstone Transaction and the Birds Eye Foods Acquisition is derived from our business operating plans at that time and is therefore susceptible to an adverse change that could require an impairment charge. We have incurred impairment charges in each of the fiscal years ended on December 25, 2011, December 26, 2010 and December 27, 2009, the amounts of which are discussed in greater detail in Note 8 of the Consolidated Financial Statements.

Seasonality
Our sales and cash flows are affected by seasonal cyclicality. Sales of frozen foods, including frozen vegetables and frozen complete bagged meals tend to be marginally higher during the winter months. Seafood sales peak during Lent, in advance of the Easter holiday. Sales of pickles, relishes, barbecue sauces, potato chips and salad dressings tend to be higher in the spring and summer months, and demand for Duncan Hines products, Birds Eye vegetables and our pie and pastry fillings tend to be higher around the Easter, Thanksgiving, and Christmas holidays. Since many of the raw materials we process under the Birds Eye and Vlasic brands are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the purchase of such crops. We also increase our Duncan Hines inventories in advance of the peak fall selling season. As a result, our inventory levels tend to be higher during August, September, and October, and thus we require more working capital during these months. We are a seasonal net user of cash in the third quarter of the calendar year.

Recent Transaction

On December 23, 2009, Pinnacle Foods Group LLC acquired the common stock of Birds Eye Foods, Inc. (the “Birds Eye Acquisition”). In connection with the acquisition, Pinnacle purchased all of the issued and outstanding capital stock of Birds Eye Foods, Inc. from Birds Eye Holdings LLC for a purchase price of $670.0 million in cash. In accordance with the Stock Purchase Agreement, Pinnacle funded approximately $670.4 million to pay off Birds Eye Foods, Inc.'s remaining indebtedness and other obligations for a total cost of the acquisition of $1,340.4 million. Birds Eye Foods, Inc., along with its subsidiaries, is now a direct, wholly-owned subsidiary of PFG LLC. Results of operations for Birds Eye Foods, Inc. are included in our results of operations beginning December 23, 2009.

Restructuring Charges
Rochester, NY Office
The Rochester, NY office was the former headquarters of Birds Eye Foods, Inc., which was acquired by PFG LLC on December 23, 2009. In connection with the consolidation of activities into PFG LLC’s New Jersey offices, the Rochester office was closed in December 2010. Notification letters under the Worker Adjustment and Retraining Notification Act of 1988 were issued in the first quarter of 2010. Activities related to the closure of the Rochester office began in the second quarter of 2010 and resulted in the elimination of approximately 200 positions. In addition, we recognized lease termination costs in 2010 due to the discontinuation of use of the Birds Eye Foods’ Corporate headquarters.

The total cost of termination benefits recorded for the fiscal year ended December 26, 2010 was $11.4 million and was recorded in the segments as follows: Birds Eye Frozen Division $8.0 million, Duncan Hines Grocery Division $2.1 million and Specialty Foods Division $1.3 million.

In addition to the termination benefits, we recorded net lease termination costs of $1.2 million for the fiscal year ended December 26, 2010 related to vacating the Birds Eye Foods’ Corporate headquarters prior to the expiration of the lease.

Tacoma, WA Plant
On December 3, 2010, in an effort to improve our supply chain operations, we announced the closure of the Tacoma, WA plant and the consolidation of production into our Ft. Madison, IA plant and recorded employee termination benefits of $1.5 million in the fiscal year ended December 26, 2010. In connection with this project, we significantly expanded our Fort Madison plant and hired approximately 65 new employees at that location. The Tacoma plant ceased production in June 2011 and the closure resulted in the termination of approximately 160 employees. In addition to termination benefits, we recorded asset retirement obligations of $1.0 million at Tacoma in the fiscal year ended December 26, 2010, which were capitalized and depreciated over the remaining useful life of the plant. In the fiscal year ended December 25, 2011, we recorded additional asset retirement obligation expenses of $0.5 million, which were expensed immediately. We recorded accelerated depreciation costs of $4.8 million in the fiscal year ended December 25, 2011. In addition, we recorded asset impairment charges of $1.3 million in the fiscal year ended December 25, 2011, upon ceasing use of the facility at the end of the second quarter. All restructuring charges related to the closure of the Tacoma, WA plant are recorded in the Duncan Hines Grocery Division and in the Cost of products sold line on the Consolidated Statements of Operations.
Fulton, NY Plant
On April 15, 2011, we announced plans to consolidate the Birds Eye® brand’s Fulton, NY plant operations into our Darien, WI and Waseca, MN facilities in order to locate vegetable processing closer to the crop growing region and thus reduce the related freight costs. In connection with this project, we made significant capital investments in our Darien and Waseca plants and hired approximately 150 new employees at these facilities. The Fulton facility closed at the end of December, 2011 and resulted in the termination of approximately 270 employees. We recorded termination costs of $1.7 million in the fiscal year ended December 25, 2011. In addition, we recorded accelerated depreciation costs of $9.3 million in the fiscal year ended December 25, 2011. All restructuring charges related to the closure of the Fulton, NY plant are recorded in the Birds Eye Frozen Division and in the Cost of products sold line on the Consolidated Statement of Operations.

Impairment of Goodwill and Other Long-Lived Assets

In fiscal 2011, we recognized goodwill impairments totaling $122.9 in our Frozen Breakfast, Private label, and Food Service reporting units. This impairment represents approximately 8% of our consolidated goodwill balance. The impairment of $51.7 million in our breakfast reporting unit was driven by our strategic decision during the fourth quarter to discontinue substantial portions of our low margin products on a prospective basis and the aggressive re-entry of a key competitor. This impairment is is reported in the Birds Eye Frozen Division. The impairments of $49.7 million and $21.5 million in our private label and food service reporting units, respectively, were driven by the loss of a large customer account during the fourth quarter, our strategic decision to discontinue various low margin products, as well as compressed operating margins resulting from higher ingredient costs. These impairments are reported in the Specialty Foods Division. All goodwill impairments are recorded in the Goodwill impairment charge line in the Consolidated Statements of Operations. We also recognized an impairment of $23.7 million on the Aunt Jemima tradename, and charges of $1.2 million on other tradenames, which are reported in the Birds Eye Frozen Division and an impairment of $0.4 million on the Bernstein's trademane that is reported in the Duncan Hines Grocery Division. These impairments are the result of our reassessing the long-term sales projections for the underlying products, which we decreased during our 2011 strategic planning cycle in the fourth quarter as a result of a strategic decision to exit certain products. This charge is recorded in Other expense (income), net in the Consolidated Statements of Operations.

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

Items Affecting Comparability

During fiscal 2011, our earnings before interest and taxes were impacted by certain items. These items included:

•	As described above, during 2011, we recognized goodwill and trade name impairments totaling $148.2 million.

•
We recorded costs of $11.0 million and $6.6 million, respectively, related to the closure of the Fulton, NY and Tacoma, WA plants. These costs are recorded in Cost of products sold in the Consolidated Statements of Operations.

•
In June 2010, Lehman Brothers Special Financing (LBSF) initiated a claim against us in LBSF’s bankruptcy proceeding related to certain derivative contracts which we had earlier terminated due to LBSF’s default as a result of its bankruptcy filing in 2008. In May 2011, we and LBSF agreed in principle to a settlement of LBSF’s claim. Under the terms of the settlement, we made a payment of $8.5 million during the third quarter of 2011 in return for LBSF’s full release of its claim. This charge is recorded in Other expense (income), net in the Consolidated Statements of Operations.

During the year ended December 25, 2011, our net loss was impacted by certain items. These items included:

•
As described above, during 2011, we recognized goodwill and trade name impairments totaling $148.2 million. Of these impairments, $100.2 million are not deductible for income tax purposes. Therefore, we realized a very high effective tax rate of (89.1%) during 2011.

During fiscal 2010, our earnings before interest and taxes were impacted by certain items. These items included:

•
In accordance with the requirements of the acquisition method of accounting for acquisitions, inventories obtained in the Birds Eye Acquisition were required to be valued at fair value (net realizable value, which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity), which was $37.6 million higher than historical manufacturing cost. Cost of products sold for the year ended December 26, 2010 includes pre-tax charges of $37.1 million related to the finished products at December 23, 2009, which were subsequently sold. Cost of products sold for the year ended December 27, 2009 includes pre-tax charges of $0.5 million related to the finished products at December 23, 2009, which were subsequently sold.

•
In December 2010, we recorded an impairment charge of $29.0 million for our Hungry-Man tradename. The charge is the result of the Company's reassessment of the long-term growth rates for its Hungry-Man branded products and is recorded in Other expense (income), net in the Consolidated Statements of Operations

•
We recorded costs of $12.6 million related to the closure of former headquarters of Birds Eye Foods in Rochester, NY. These costs are recorded in Administrative Expenses in the Consolidated Statements of Operations.

▪
In December 2010, we announced the planned closure of our Tacoma, WA plant. The full cost of termination benefits of employees that was recorded in the fourth quarter of 2010 was $1.5 million was paid in the first half of 2011. In addition to termination benefits, we revised the estimated useful lives of the Tacoma plant assets and therefore incurred accelerated depreciation of $0.7 million in the fourth quarter of 2010.

During the year ended December 26, 2010, our net earnings were impacted by certain items. These items included:

•
In connection with the refinancing of our Tranche C term loans, we wrote off approximately $17.2 million of original issue costs and discounts. In addition, we incurred approximately $3.2 million of costs related to the issuance of our Tranche D term loans, which were considered to be loan modification costs under the accounting guidance and therefore were expensed. All of these charges are recorded in Interest expense, net in the Consolidated Financial Statements.

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

•
In December 2009, the Company recorded an impairment charge of $1.3 million for its Swanson tradename. The charge is the result of the Company's reassessment of the long-term growth rates for its Swanson branded products and is recorded in Other expense (income), net in the Consolidated Statements of Operations.

•
In December 2009, in connection with the Birds Eye Acquisition, the Company incurred merger-related costs of $24.1 million. These costs include $19.3 million in merger, acquisition and advisory fees, $4.0 million in legal, accounting and other professional fees and $0.8 million in other costs. The costs are recorded in Other expense (income), net in the Consolidated Statements of Operations.

During fiscal 2009, our net earnings were impacted by:

•
We recorded a $315.6 million benefit to income taxes related to the reversal of the valuation allowance, as we concluded that it is more likely than not that certain of our US deferred tax assets will be recognized in future years. Prior to the realization of these deferred tax assets, we maintained a full valuation allowance against net deferred tax assets excluding indefinite-lived intangible assets.

Results of Operations:
Consolidated Statements of Operations
The following tables set forth our statement of operations data expressed in dollars and as a percentage of net sales.

	Fiscal year ended
	December 25, 2011		December 26, 2010		December 27, 2009
Net sales	$2,469.6	100.0%	$2,436.7	100.0%	$1,643.0	100.0%
Cost of products sold	1,854.7	75.1%	1,834.4	75.3%	1,263.7	76.9%
Gross profit	614.9	24.9%	602.3	24.7%	379.3	23.1%
Operating expenses:
Marketing and selling expenses	$171.6	6.9%	$172.3	7.1%	$123.8	7.5%
Administrative expenses	80.5	3.3%	110.0	4.5%	62.7	3.8%
Research and development expenses	8.0	0.3%	9.4	0.4%	4.6	0.3%
Goodwill impairment charges	122.9	5.0%	—	—%	—	—%
Other expense (income), net	48.6	2.0%	45.5	1.9%	42.2	2.6%
Total operating expenses	$431.6	17.5%	$337.2	13.8%	$233.3	14.2%
Earnings before interest and taxes	$183.3	7.4%	$265.1	10.9%	$146.0	8.9%

	Fiscal year ended
	December 25, 2011	December 26, 2010	December 27, 2009
Net sales
Birds Eye Frozen	$1,100.8	$1,065.9	$473.3
Duncan Hines Grocery	966.1	958.0	854.8
Specialty Foods	402.7	412.8	314.9
Total	$2,469.6	$2,436.7	$1,643.0

Earnings (loss) before interest and taxes
Birds Eye Frozen	$97.2	$114.5	$38.7
Duncan Hines Grocery	157.3	158.8	145.9
Specialty Foods	(40.3)	27.1	6.7
Unallocated corporate expenses	(30.9)	(35.3)	(45.3)
Total	$183.3	$265.1	$146.0

Depreciation and amortization
Birds Eye Frozen	$42.1	$34.1	$22.6
Duncan Hines Grocery	29.3	24.2	22.7
Specialty Foods	17.1	19.7	20.2
Total	$88.5	$78.0	$65.5

Fiscal year ended December 25, 2011 compared to fiscal year ended December 26, 2010
Net sales
Net sales were $2.47 billion for the fiscal year ended December 25, 2011 compared to $2.44 billion in the comparable prior year period, a 1.3% increase. Net sales in our North American retail businesses were up 2.5%, excluding the impact of the exited Birds Eye® Steamfresh® meals and U. S. Swanson® meals businesses. Our new product introductions contributed a 2.5% increase in our sales volume. We have increased our published selling prices across our portfolio to help offset inflation and have experienced sequential improvement in price realization throughout the year. Net pricing actions increased net sales by 2.0% in 2011 and foreign exchange increased net sales by 0.1%, while lower volumes and product mix reduced sales by approximately 0.8%. During 2011, we grew or held market share in brands representing approximately 50% of our product contribution.
Birds Eye Frozen Division:
Net sales in the fiscal year ended December 25, 2011 were $1,100.7 million, an increase of $34.8 million, or 3.3%, from the prior year. Sales for the period were impacted by this year’s significant investment in new product launches, which has led to strong gains in sales of our Birds Eye® Steamfresh® vegetables and Birds Eye® Voila!® complete bagged meals. We introduced several new products during 2011, including Birds's Eye® Steamfresh® Chef's Favorites® restaurant style vegetable blends, new varieties of Birds Eye® Steamfresh® vegetables, new varieties of Birds Eye® Voila! ® complete bagged meals, new varieties of Mrs. Paul’s® and Van de Kamp’s® seafood products, and new varieties of Hungry-Man® frozen dinners. Celeste® sales also increased substantially as a result of strong market share gains and additional distribution at key customers. Mrs. Paul’s® and Van de Kamp’s® sales increased as a result of strong sales during Lent. The increases were offset, primarily by lower sales in our Aunt Jemima® frozen breakfast products as a result of increased competition in 2011 and the elimination of sales from our exited Steamfresh® meals business. Net pricing actions increased net sales for the division by 1.2% in 2011 and volume and product mix increased net sales by approximately 2.1%.
Duncan Hines Grocery Division:
Net sales in the fiscal year ended December 25, 2011 were $966.1 million, an increase of $8.1 million, or 0.8%, from the prior year. During the period, we realized strong sales in our Canadian business, where we introduced Swanson Skillet meals during the first quarter. In addition, sales of our Armour® canned meat, Nalley’s® chili and Log Cabin® brand increased significantly from the prior year. Offsetting these increases were lower sales in our Vlasic® and Open Pit® brands. Duncan Hines® sales gained considerable momentum during the second half of the year following an extensive advertising campaign for our premium line started during the second quarter. We introduced several new products during the year, including Log Cabin® all natural pancake mix and Vlasic® Farmers Garden® premium pickles. Net pricing actions increased net sales for the division by 4.0% in 2011 and foreign exchange increased net sales by 0.2%, while volume and product mix reduced sales by approximately 3.4%.
Specialty Foods Division:
Net sales in the fiscal year ended December 25, 2011 were $402.7 million, a decrease of $10.1 million, or 2.4%, from the prior year. The decrease is primarily attributable to lower sales in our food service business as we emphasized higher margin branded products. The decline was partially offset by higher selling prices and increased sales in our snacks business. During 2011, volume and product mix reduced net sales for the division by approximately 2.2%. Net pricing declined by approximately 0.2%.
Gross profit.
Gross profit for the fiscal year ended December 25, 2011 was $614.9 million or 24.9% of net sales, compared to $602.3 million, or 24.7%, of net sales during the comparable prior year period. The comparison of gross profit as a percentage of net sales was impacted during the period by a favorable variance resulting from $37.1 million of non-recurring expense recorded during 2010 related to the sale of inventory that was recorded at fair value during the Birds Eye Acquisition. Offsetting this favorable variance were charges of $12.6 million and $8.9 million, respectively, related to the closures of our Fulton, NY and Tacoma, WA facilities. Each of the plants was closed during 2011 and the transfer of manufacturing activities to our remaining plants has gone according to our plans. Substantially higher commodity costs net of manufacturing productivity savings decreased gross profit by 2.6% during the period. We have increased our published selling prices across our portfolio in order to help offset inflation and have experienced sequential improvement in realization throughout the fiscal year. As a result, net pricing increased gross profit by 2.6% during 2011. Unfavorable product mix decreased gross profit by 0.4% during 2011. Excluding the restructuring and acquisition charges, gross profit was 25.8% and 26.2% of net sales, respectively, for 2011 and 2010.

Marketing and selling expenses
Marketing and selling expenses were $171.6 million, or 6.9% of net sales for the fiscal year ended December 25, 2011, compared to $172.3 million, or 7.1%, of sales during the comparable prior year period. During 2011, we increased advertising expenses by $9.4 million as we expanded our investment in direct consumer marketing. We made significant investments in our Birds Eye® Steamfresh® and Birds Eye® Voila!® brands, as part of our enhanced brand building efforts and in support of our new product launches during the period. We also supported our Duncan Hines brand with an extensive new advertising campaign for the decadent line. These incremental expenses were more than offset by the overhead synergies achieved from the Birds Eye acquisition, which reduced other marketing and selling expenses by $10.4 million for the period.
Administrative expenses
Administrative expenses were $80.5 million or 3.3% of net sales for the fiscal year ended December 25, 2011, compared to $110.0 million or 4.5% of net sales during the comparable prior year period. The decrease in administrative expenses as a percentage of net sales is due to an $8.6 million decrease in incentive compensation expenses during 2011 due to a low bonus payout rate of 20% for 2011, synergies from the Birds Eye acquisition and charges of $13.1 million in the 2010 period for the termination benefits and integration related expenses and $1.3 million of lease termination costs. Excluding these 2010 charges and expenses and the impact of the 2011 incentive compensation variance, administrative expenses were 3.6% and 3.9% of net sales during 2011 and 2010.
Goodwill impairment charges:
During 2011, we recognized goodwill impairment charges of $122.9 million related to our Frozen Breakfast ($51.7 million), Private Label ($49.7 million) and Food Service ($21.5 million) reporting units. The impairment charges were primarily driven by lower long term sales projections resulting from a strategic decision to focus on higher margin products and the loss of a key customer within the private label reporting unit. For more information on our impairment charges please refer to the Impairment of Goodwill and Other Long-Lived Assets section in this Item.
Other expense (income), net.
Other expense (income), net consists of the following:

	Fiscal year ended
	December 25, 2011	December 26, 2010	December 27, 2009
Amortization of intangibles/other assets	$16.2	$17.2	$16.8
Tradename impairment charges	25.3	29.0	1.3
Lehman Brothers Specialty Financing settlement	8.5	—	—
Gain on sale of the Watsonville, CA facility	(0.4)	—	—
Birds Eye Acquisition merger-related costs (Note 2)	(0.1)	0.2	24.1
Royalty income and other	(0.9)	(0.9)	—
Total other expense (income), net	$48.6	$45.5	$42.2
During 2011 we recognized tradename impairment charges of $23.7 million related to our Aunt Jemima trade name, and $1.6 million related to other smaller tradenames. The impairments were driven by lower projected sales levels within these brands primarily as a result of our strategic initiatives to focus on higher margin products .
During the second quarter of 2010 LBSF initiated a claim against the Company in LBSF’s bankruptcy proceeding for an additional payment from the Company of $19.7 million, related to certain derivative contracts which the Company had earlier terminated due to LBSF’s default as a result of its bankruptcy filing in 2008. During the second quarter of 2011, the Company and LBSF agreed in principle to a settlement of LBSF’s second quarter 2010 claim. Under the terms of the settlement, the Company made a payment of $8.5 million in return for LBSF’s full release of its claim.
On June 24, 2011, the Company completed the sale of our Watsonville, CA facility which had been recorded as an asset held for sale. The proceeds of the sale were $7.9 million and resulted in a $0.4 million gain.

Earnings before interest and taxes
Earnings before interest and taxes were $183.3 million for the fiscal year ended December 25, 2011, a decrease of $81.9 million, or 30.9%, from the comparable prior year period. The primary drivers of the decrease are the goodwill and tradename impairment charges of $148.2 million related to our frozen breakfast, private label and food service reporting units and our Aunt Jemima tradename recognized during 2011. The $8.5 million settlement of LBSF’s outstanding claim against us also contributed to the decrease.The decrease was partially offset by higher gross profit as a result of the favorable comparison of $15.6 million described above related to the Birds Eye acquisition and plant consolidation projects, an impairment charge of $29.0 million recognized during 2010 related to the Hungry Man trade name, and a $29.5 million decrease in administrative expenses primarily driven by non-recurring costs related to the Birds Eye integration during the prior year, synergies acheived during 2011 and reduced management incentive compensation in 2011. Excluding these items, earnings before interest and taxes increased by $0.9 million, which is primarily driven by improved pricing, partially offset by higher commodity costs.
Birds Eye Frozen Division:
Earnings before interest and taxes were $97.2 million for the fiscal year ended December 25, 2011, a decrease of $17.3 million or 15.1% from the comparable prior year period. The primary drivers of the decrease were impairment charges of $51.7 million and $24.9 million related to our frozen breakfast reporting unit goodwill and trade names. In addition, we incurred $12.6 million of costs related to the planned closure of our Fulton, NY manufacturing facility. Offsetting these was a favorable variance resulting from $18.3 million of non-recurring expense recorded during 2010 related to the sale of inventory that was recorded at fair value during the Birds Eye acquisition. In addition, administrative expenses were lower as a result of non-recurring integration costs that were incurred during the prior year related to the Birds Eye acquisition. Higher commodity costs in 2011, partially offset by increased selling prices and improved manufacturing performance also impacted earnings before interest and taxes for the period.

Duncan Hines Grocery Division:
Earnings before interest and taxes were $157.3 million for the fiscal year ended December 25, 2011, a decrease of $1.5 million or 0.9% from the comparable prior year period. The primary drivers of the decrease were $8.9 million of costs related to the planned closure of our Tacoma, WA manufacturing facility. These unfavorable variances were offset by improved pricing and manufacturing performance and a favorable variance resulting from $12.0 million of non-recurring expense recorded during 2010 related to the sale of inventory that was recorded at fair value during the Birds Eye acquisition. Higher commodity costs in 2011, along with higher advertising expenses resulting from our new Duncan Hines® advertising campaign also impacted earnings before interest and taxes during the period.
Specialty Foods Division:
Net Loss before interest and taxes was $40.3 million for the fiscal year ended December 25, 2011, a decrease of $67.4 million or 248.8% from the comparable prior year period. The primary drivers of the decrease were impairment charges of $71.2 million recorded in our private label and food service reporting units. Offsetting this charge was a favorable variance resulting from $7.3 million of non-recurring expense recorded during 2010 related to the sale of inventory that was recorded at fair value during the Birds Eye Acquisition. The remaining decrease was driven by lower net sales, combined with higher commodity costs.
Interest expense, net
Interest expense, net was $208.1 million in the fiscal year ended December 25, 2011, compared to $235.7 million in the fiscal year ended December 26, 2010.

The comparison of interest expense to the prior year period was impacted by our August 2010 refinancing, which resulted in charges of $20.9 million related to the write off of debt issue costs and discounts, loan modification fees and hedge ineffectiveness.
Included in interest expense, net, was $2.1 million and $3.3 million for the fiscal year ended December 25, 2011 and the fiscal year ended December 26, 2010, respectively, for the amortization of the cumulative mark-to-market adjustment for an interest rate swap that was de-designated for swap accounting in the fourth quarter of 2008 and subsequently terminated. The counterparty to the interest rate swap was Lehman Brothers Special Financing (“LBSF”), a subsidiary of Lehman Brothers, and the hedge was de-designated for swap accounting at the time of LBSF’s bankruptcy filing. At that time of de-designation, the cumulative mark to market adjustment was $11.5 million. As of December 25, 2011, the remaining unamortized balance is $0.4 million.

Excluding the impact of the items in the previous paragraphs, the net decrease in interest expense was $5.5 million, of which $5.4 million was due to lower term loan debt levels due to payments made in 2010, $2.2 million due to the impact of lower interest rates from the August 2010 refinancing, $2.5 million due to lower amortization of debt issue costs, $2.0 million due to lower interest rates on the tranche B term loans, offset by increased losses on interest rate swap agreements of $5.7 million, and other increases of $0.9 million.
Included in the interest expense, net, amount was $23.4 million and $17.7 million for the fiscal year ended December 25, 2011 and the fiscal year ended December 26, 2010, respectively, recorded from losses on interest rate swap agreements, a net change of $5.7 million. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the Accumulated other comprehensive (loss) income (“AOCI”) portion, are recorded as an adjustment to interest expense.
Provision (benefit) for income taxes
The effective tax rate was (89.1%) for the fiscal year ended December 25, 2011, compared to 25.1% for the fiscal year ended December 26, 2010. The effective rate difference was principally due to the $100.2 million portion of the $122.9 million goodwill impairment for which no tax benefit was recognized. Further, a benefit of $3.9 million was recorded as a result of evaluating new information effecting the measurement of certain unrecognized tax benefits and the settlement of a tax examination, as well as a benefit of $2.6 million reflecting a decrease in our net deferred state taxes as a result of changes to our manufacturing footprint and state legislation enacted during the year. Additionally, the prior year rate was effected due to a $2.2 million benefit to the state effective rate as a result of restructuring arising from the Birds Eye Foods integration and an out of period adjustment of $4.2 million to correct errors related to the reversal of our income tax valuation allowance as of December 27, 2009. Since the out of period adjustment was not material to either the fiscal year 2010 or fiscal year 2009 financial statements, we recorded the adjustment in the financial statement for the year ended December 26, 2010.
Under Section 382 of the Code, the Company is a loss corporation. Section 382 of the Code places limitations on our ability to use certain NOLs to offset income. The annual NOL limitation is approximately $14 to $18 million, subject to other rules and restrictions. Our NOLs and certain other tax attributes generated prior to December 23, 2009 may not be utilized to offset Birds Eye income from recognized built in gains through December 2014 pursuant to Section 384 of the Code. See Note 16 to the Consolidated Financial Statements.

Fiscal year ended December 26, 2010 compared to fiscal year ended December 27, 2009

Net sales: Net sales in the twelve months ended December 26, 2010 were $2.44 billion, an increase of $793.7 million, compared to net sales in the twelve months ended December 27, 2009 of $1.64 billion. The acquisition of Birds Eye Foods, Inc. resulted in $892.7 million of increased net sales. In 2010, we exited the Birds Eye Steamfresh meals business. Net sales for all other businesses decreased $99.0 million, or 6.1%. This decrease was primarily caused by high levels of promotional activity driven by price sensitive consumers. Pinnacle chose not to participate in inefficient promotions during the year. As a result, lower product volumes, offset by favorable mix decreased net sales by 5.6%. Our strategic decision to emphasize higher margin non-retail products and the discontinuance of our Swanson meals business in the United States also contributed to the decrease. Net pricing declined by 1.0%, reflecting increased promotional competition at retail. Favorable foreign exchange partially offset the decreases, increasing sales by 0.6% during 2010. In spite of the competitive environment, Pinnacle's brands remained strong, with brands representing 66% of product contribution holding or growing market share compared to 2009.

Birds Eye Frozen Division: Net sales increased $592.6 million for the twelve months ended December 26, 2010. The acquisition of Birds Eye Foods, Inc. resulted in $625.5 million of increased net sales. Net sales for all other businesses decreased $32.9 million, or 7.0% . The decrease was driven by lower sales of our U.S. Swanson dinners brand, which we exited during the year, as well as lower sales of our Hungry-Man and Lenders brands, partially offset by increased sales of our Aunt Jemima brand. Volume and product mix reduced net sales for the division by approximately 5.9% during 2010 and net pricing declined by 1.1%.

Duncan Hines Grocery Division: Net sales increased $103.2 million for the twelve months ended December 26, 2010. The acquisition of Birds Eye Foods, Inc. resulted in $120.9 million of increased net sales. Net sales for all other businesses decreased $17.7 million or 2.1%. The decrease was driven by lower sales of our Duncan Hines brand due to intense competition and our choice not to participate in inefficient promotions. Sales were also lower in our Mrs. Butterworth's brand, partially offset by strong sales in our Canadian business and our Armour brand. Net pricing for the division declined by 1.6% in 2010. Volume and product mix also reduced sales by approximately 1.6%. Favorable foreign exchange increased net sales by 1.2%.

Specialty Foods Division: Net sales increased $97.9 million for the twelve months ended December 26, 2010. The acquisition of Birds Eye Foods, Inc. resulted in $146.3 million of increased net sales. Net sales for all other businesses decreased $48.4 million or 15.4%. The decrease was in line with of our strategy of emphasizing our higher margin products within this division, which led to decreased sales of our lower margin products. Net pricing actions for the division increased net sales by 2.0% in 2010, while volume and product mix reduced sales by approximately 17.4%%.

Gross profit:. Gross profit was $602.3 million, or 24.7% of net sales, in the twelve months ended December 26, 2010, versus gross profit of $379.3 million, or 23.1% of net sales, in the twelve months ended December 27, 2009. The acquisition of Birds Eye Foods, Inc. resulted in $236.5 million of gross profit. For the remaining businesses, gross profit for the twelve months ending December 26, 2010 was $365.8 million, or 23.7% of net sales, a 0.6% increase compared to the twelve months ending December 27, 2009 of $378.8 million, or 23.1% of net sales. The principal driver of the increased gross profit margin was improved product mix, which accounted for 1.2% of the increase. Partially offsetting this increase were pricing declines driven by a slightly higher rate of trade marketing and coupon redemption expenses and higher input costs, driven by freight and storage. Net pricing declines and input costs each reduced gross margin by 0.3% during 2010.

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

Administrative expenses: Administrative expenses were $109.9 million, or 4.5% of net sales, in the year ended December 26, 2010 compared to $62.7 million, or 3.8% of net sales, in the year ended December 27, 2009, an increase of $47.2 million. The acquisition and integration of Birds Eye Foods resulted in $46.6 million of the increase for the year ended December 26, 2010, and included charges of $13.1 million for the employee termination benefits and integration costs and $1.3 million of net lease termination costs related to the announced closure of the Rochester, N.Y. office. Also included are lease termination costs of $0.7 million related to the relocation of the Cherry Hill, NJ office facility and $1.7 million of stock option expense related to a catch up vesting of CHC's 2008 B-units as described in Note 5 to the Consolidated Financial Statements. Excluding these charges and expenses, administrative expenses were 3.8% of net sales in the year ended December 26, 2010.

Research and development expenses: Research and development expenses were $9.4 million, or 0.4% of net sales, in the year ended December 26, 2010 compared with $4.6 million, or 0.3% of net sales, in the year ended December 27, 2009. The increase was primarily driven by the acquisition of Birds Eye Foods Inc.

Other expense (income), net:

Other expense (income), net consists of the following:

	Fiscal year ended
	December 26, 2010	December 27, 2009
Amortization of intangibles/other assets	$17,170	$16,824
Restructuring and impairment charges	29,000	1,300
Birds Eye Acquisition merger-related costs	224	24,090
Gain on litigation settlement	—	—
Royalty income	(750)	—
Other	(149)	—
Total other expense (income), net	$45,495	$42,214

Earnings before interest and taxes. Earnings before interest and taxes ("EBIT") increased $119.2 million to $265.2 million in the twelve months ended December 26, 2010 from $146.0 million in EBIT in the twelve months ended December 27, 2009. The acquisition of Birds Eye Foods, Inc. increased EBIT by $120.6 million for the twelve months ended December 26, 2010. The remaining decrease in EBIT resulted from a $20.2 million decrease in the Birds Eye Frozen Division, a $6.4 million decrease in the Duncan Hines Grocery Division, a $5.8 million increase in the Specialty Foods Division, and a $19.4 million decrease in unallocated corporate expenses. Included in the unallocated corporate expenses are integration and transaction costs associated with the acquisition of Birds Eye Foods, Inc. of $6.7 million for the twelve months ended December 26, 2010, and $24.1 million for the twelve months ended December 27, 2009. Also included in the twelve months ended December 26, 2010 are lease termination costs of $0.7 million related to the relocation of the Cherry Hill, NJ office facility. The remaining change in unallocated corporate expenses resulted from lower management incentive and equity related compensation accruals, and reduced severance and recruiting provisions, principally related to the change in the Chief Executive Officer in 2009. Synergies realized, defined as reduction in operating costs resulting from the combination of Pinnacle and Birds Eye Foods, Inc., increased EBIT by $25.0 million in the twelve months ended December 26, 2010.

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

Specialty Foods Division: EBIT increased by $20.4 million in the twelve months ended December 26, 2010, to $27.1 million from $6.7 million in the twelve months ended December 27, 2009. The acquisition of Birds Eye Foods, Inc. increased EBIT $14.6 million for the twelve months ended December 26, 2010. The remaining increase of $5.8 million was principally driven by lower amortization expense and improved gross margin rates, partially offset by the gross margin impact of the $48.4 million decrease in net sales resulting from the execution of our stated strategy of de-emphasizing lower margin food service and private label products.

Interest expense, net. Interest expense, net was $235.7 million in the year ended December 26, 2010, compared to $121.1 million in the year ended December 27, 2009. The increase principally related to borrowings to fund the Birds Eye Foods acquisition, which occurred at the end of 2009, as detailed below.

Included in interest expense, net was $3.3 million and $4.4 million for the years ended December 26, 2010 and December 27, 2009, respectively, for the amortization of the cumulative mark-to-market adjustment for an interest rate swap that was de-designated for swap accounting in the fourth` quarter of 2008 and subsequently terminated. The counterparty to the interest rate swap was Lehman Brothers Special Financing (“LBSF”), a subsidiary of Lehman Brothers, and the hedge was de-designated for swap accounting at the time of LBSF's bankruptcy filing. At the time of de-designation, the cumulative mark-to-market adjustment was $11.5 million. As of December 26, 2010, the remaining unamortized balance was $2.6 million.
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

Provision for income taxes: The effective tax rate was 25.1% in the twelve months ended December 26, 2010, compared to (1,116.3%) in the twelve months ended December 27, 2009.  The effective rate difference is primarily due to a $2.2 million benefit to the state effective tax rate as a result of restructuring arising from the Birds Eye Foods integration, and an out of period adjustment of $4.2 million to correct errors related to federal net operating loss carryovers, uncertain tax benefits and the tax effect of Accumulated other comprehensive (loss) income. For the twelve months ended December 26, 2010, this adjustment reduced the provision for income taxes by $4.2 million. Federal net operating loss carryovers were increased by $5.0 million, gross uncertain tax benefits were increased by $4.5 million, and Accumulated other comprehensive (loss) was increased by $3.7 million, for the related effect of this adjustment. For the twelve-months ended December 27, 2009 we recorded a benefit of $315.6 million related to the reversal of the valuation allowance as we concluded that it was more likely than not that certain US deferred tax assets would be recognized in future years.

Under Internal Revenue Code Section 382, the Company is a loss corporation. Section 382 of the Code places limitations on our ability to use certain of our NOLs to offset income. The annual NOL limitation is approximately $14 to 18 million subject to other rules and restrictions. A substantial portion of our NOLs and certain other tax attributes may not be utilized to offset Birds Eye income from recognized built in gains pursuant to Section 384 of the Code. See Note 16 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
Historical
Overview. Our cash flows are very seasonal. Typically we are a net user of cash in the third quarter of the calendar year (i.e., the quarter ending in September) and a net generator of cash over the balance of the year.
Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures and debt service. Capital expenditures are expected to be approximately $90-$100 million in 2012, which consists of normal capital expenditures of $85-$95 million and approximately $5 million related to our Fulton plant restructuring project. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our Revolving Credit Facility (as defined below). The Company expects that its ability to generate cash from its operations and ability to borrow from its credit facilities should be sufficient to support working capital needs, planned growth and capital expenditures for the next 12 months and for the foreseeable future. We keep a minimal amount of cash in foreign accounts, primarily related to the operations of our Canadian business. Tax liabilities related to bringing these funds back into the U.S. would not be significant and have been accrued.
Statements of cash flows for the fiscal year ended December 25, 2011 compared to the fiscal year ended December 26, 2010
Net cash provided by operating activities was $204.2 million for the fiscal year ended December 25, 2011 and was the result of net earnings, excluding non-cash charges and credits, of $215.5 million and an increase in working capital of $11.3 million. The increase in working capital was primarily the result of a $23.5 million decrease in accrued liabilities driven by lower incentive compensation and interest accruals, a $12.1 million decrease in accrued trade marketing expense driven by lower trade spending rates in December and a faster rate of settlement on deductions, and an $11.0 million increase in accounts receivable driven by the timing of sales as well as higher selling prices. The aging profile of accounts receivable has not changed significantly from December 2010. These were offset by a $38.2 million increase in accounts payable driven by our inventory purchases and the timing of vendor payments. All other working capital accounts had no net effect on cash during the period.

Net cash provided by operating activities was $257.0 million for fiscal 2010, which consisted of net earnings excluding non-cash charges of $166.4 million, and a decrease in working capital of $90.6 million. The decrease in working capital was principally due to a concerted effort to reduce inventories while, at the same time, improving customer service levels. Inventories were reduced by $60.6 million. In addition, accounts receivable declined by $13.0 million in line with lower sales. Working capital also decreased due to a $14.5 million increase in accrued liabilities, principally driven by a $16.1 million increase in accrued interest, caused by the timing of the Birds Eye acquisition borrowing in 2009.

Net cash used in investing activities was $109.4 million for the fiscal year ended December 25, 2011 and consisted of $117.3 million of capital expenditures, offset by $7.9 million of proceeds received for the sale of our Watsonville, CA facility, which had been recorded as an asset held for sale. Capital expenditures during 2011 included approximately $29.0 million of costs related to our plant consolidation projects in Tacoma and Fulton. Although not impacting our cash capital expenditures, we also acquired approximately $11.2 million of assets through capital leases during 2011. Net cash used in investing activities was $81.3 million for the twelve months ended December 26, 2010 and was related exclusively to capital expenditures.
Net cash used by financing activities for the fiscal year ended December 25, 2011 was $59.0 million and consisted of, $57.5 million of term loan repayments, including a $55.0 million voluntary prepayment of the Tranche D Term Loan made in December 2011, $2.5 million of payments on capital leases, $1.6 million of share repurchases, and $0.7 million of debt acquisition costs. These outflows were partially offset by proceeds from new share issuances of $0.6 million and other financing activities of $2.7 million. Net cash used in financing activities was $134.3 million during the year ended December 26, 2010. The usage primarily related to a $27.0 million prepayment of our term loans in accordance with the “Excess Cash Flow” requirements of our Senior Secured Credit Facility, $3.1 million of normally scheduled repayments of the term loans, a $73.0 million voluntary prepayment of the Tranche D Term Loan made in December 2010, $14.3 million in repayments of bank overdrafts, $13.4 million of refinancing costs in connection with the refinancing of the Tranche C Term Loan, and $5.7 million in repayments of our notes payable and capital lease obligations, partially offset by $2.2 million of other activities, net. In August 2010, we refinanced our Tranche C Term Loan by issuing $400 million of 8.25% Senior Notes and executing a new Tranche D Term Loan in the amount of $442.3 million. Except for the refinancing costs referred to above, this refinancing did not impact net cash used in financing activities.
The net of all activities resulted in an increase in cash of $35.7 million for the fiscal year ended December 25, 2011, compared to an increase in cash of $41.4 million or the fiscal year ended December 26, 2010.

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

Net cash used in financing activities was $134.3 million during the year ended December 26, 2010. The usage primarily related to a $27.0 million prepayment of our term loans in accordance with the “Excess Cash Flow” requirements of our Senior Secured Credit Facility, $3.1 million of normally scheduled repayments of the term loans, a $73.0 million voluntary prepayment of the Tranche D Term Loan made in December 2010, $14.3 million in repayments of bank overdrafts, $13.4 million of refinancing costs in connection with the refinancing of the Tranche C Term Loan, and $5.7 million in repayments of our notes payable and capital lease obligations, partially offset by $2.2 million of other activities, net. In August 2010, we refinanced our Tranche C Term Loan by issuing $400 million of 8.25% Senior Notes and executing a new Tranche D Term Loan in the amount of $442.3 million. Except for the refinancing costs referred to above, this refinancing did not impact net cash used in financing activities. Net cash provided by financing activities was $1,319.8 million for fiscal 2009. This primarily related to the funding of the acquisition of Birds Eye Foods, Inc., which included $838.3 million, net of original issue discount, from an $850.0 million term loan borrowing under the Senior Secured Credit Facility, $300.0 million of Senior Notes, and $262.1 million in net equity contributions, reduced by debt acquisition costs of $40.2 million. Other significant cash flows from financing activities were net payments on the Revolving Credit Facility of $26.0 million and payments of the Term Loan of $12.5 million and a reduction in bank overdrafts of $2.6 million.

Debt
As of December 25, 2011 and December 26, 2010, our long term debt consisted of the following:

	December 25, 2011	December 26, 2010
Long-term debt
- Senior Secured Credit Facility - Tranche B Term Loans due 2014	$1,196.9	$1,199.4
- Senior Secured Credit Facility - Tranche D Term Loans due 2014	313.2	368.2
- 9.25% Senior Notes due 2015	625.0	625.0
- 8.25% Senior Notes due 2017	400.0	400.0
- 10.625% Senior Subordinated Notes due 2017	199.0	199.0
- Unamortized discount on long term debt	(2.7)	(3.9)
- Capital lease obligations	23.0	14.3
	2,754.3	2,802.0
Less: current portion of long-term obligations	15.7	4.6
Total long-term debt	$2,738.7	$2,797.3

We meet the service requirements on our debt utilizing cash flow generated from operations. During 2011 and 2010, we made voluntary prepayments on our term loans of $55.0 and $73.0 million, respectively. In addition, to the above facilities, we have a $150.0 million revolving credit facility, which can be used to fund our working capital needs and can also be used to issue up to $50.0 million of letters of credit. There were no cash borrowings against the revolving credit facility at any time during 2011 or 2010. As of December 25, 2011 and December 26, 2010, we had issued $33.6 million and $34.2 million, respectively, of letters of credit under this facility, leaving $116.4 million and $115.8 million, respectively, of unused capacity under this facility.

The Term Loans mature in quarterly 0.25% installments through December 2013 with the remaining balance due in April 2014. The aggregate maturities of the Tranche B Term Loans outstanding as of December 25, 2011 are $12.5 million in 2012 and in 2013, with the remainder due in 2014. As a result of our voluntary prepayments of the Tranche D Term Loan, no quarterly installments are due for the remainder of the term.
Under the terms of the Senior Secured Credit Facility, the Company is required to use 50% of its “Excess Cash Flow” to prepay the Tranche B Term Loans and the Tranche D Term Loans. Excess Cash Flow is defined as consolidated net income (as defined), as adjusted for certain items, including (1) all non cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principal payments of indebtedness and (5) certain other items defined in the Senior Secured Credit Facility. In December 2011 and 2010 the Company made voluntary prepayments on its Tranche D terms loans of $55.0 million and $73 million, respectively. As a result of these prepayments, no payment was due under the Excess Cash Flow requirements of Senior Secured Credit Facility for the 2010 reporting year and no payment is expected to be due to the 2011 reporting year.

As market conditions warrant, we and our subsidiaries, affiliates or significant equity holders (including The Blackstone Group L.P. and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

For additional details regarding our debt instruments please refer to note 10 of the Consolidated Financial Statements, "Debt and Interest Expense".

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

Covenant Compliance EBITDA
Pursuant to the terms of the Senior Secured Credit Facility, if at any time there are borrowings outstanding under the revolving credit facility in an aggregate amount greater than $10.0 million, we are required to maintain a ratio of consolidated total senior secured debt to Covenant Compliance EBITDA (defined below) for the most recently concluded four consecutive fiscal quarters (the “Senior Secured Leverage Ratio”) of less than 4.00:1. Consolidated total senior secured debt is defined under the Senior Secured Credit Facility as aggregate consolidated secured indebtedness of the Company less the aggregate amount of all unrestricted cash and cash equivalents. In addition, under the Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio, in the case of the Senior Secured Credit Facility, or to the ratio of Covenant Compliance EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters or the Senior Secured Leverage Ratio, in the case of the Senior Notes and the Senior Subordinated Notes. As of December 25, 2011, we were in compliance with all covenants and other obligations under the Senior Secured Credit Facility, the Senior Notes and the Senior Subordinated Notes.

Covenant Compliance EBITDA is defined as earnings (loss) before interest expense, taxes, depreciation and amortization (“EBITDA”), further adjusted to exclude non-cash items, non-recurring items and other adjustment items permitted in calculating covenant compliance under the Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Covenant Compliance EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants.
EBITDA and Covenant Compliance EBITDA do not represent net earnings or loss or cash flow from operations as those terms are defined by U.S.Generally Accepted Accounting Principles (“GAAP”) and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definitions of Covenant Compliance EBITDA in the Senior Secured Credit Facility and the indentures allow us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net earnings or loss. However, these are expenses that may recur, vary greatly and are difficult to predict. While EBITDA and Covenant Compliance EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, they are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.
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
Management EBITDA
Management EBITDA is defined as Covenant Compliance EBITDA prior to the adjustment for variable product contribution from discontinued product lines and net cost savings projected to be realized as a result of initiatives taken, including acquisition synergies.

The following table provides a reconciliation from our net earnings (loss) to EBITDA, Covenant Compliance EBITDA and Management EBITDA for the fiscal years ended December 25, 2011 and December 26, 2010. The terms and related calculations are defined in the Senior Secured Credit Facility and the indentures governing the 8.25% Senior Notes, 9.25% Senior Notes and Senior Subordinated Notes.

(thousands of dollars)	Fiscal year ended
	December 25, 2011	December 26, 2010
Net earnings (loss)	$(46,914)	$22,037
Interest expense, net	208,078	235,716
Income tax expense (benefit)	22,103	7,399
Depreciation and amortization expense	88,476	78,049
EBITDA	$271,743	$343,201
Non-cash items (a)	152,245	71,500
Non-recurring items (as defined) (b)	20,264	27,489
Other adjustment items (c)	5,440	7,580
Net cost savings projected to be realized as a result of initiatives taken, including acquisition synergies (d)	—	25,000
Covenant Compliance EBITDA	449,692	474,770
Less: Variable product contribution on Birds Eye Steamfresh meals no longer being offered for sale (c)	—	(2,837)
Less: Net cost savings projected to be realized as a result of initiatives taken, including acquisition synergies (d)	—	(25,000)
Management EBITDA	$449,692	$446,933

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Fiscal year ended
	December 25, 2011	December 26, 2010
Non-cash compensation charges (1)	$1,151	$4,727
Unrealized losses resulting from hedging activities (2)	1,608	697
Goodwill impairment charges (3)	122,900	—
Other impairment charges (4)	26,586	29,000
Effects of adjustments related to the application of purchase accounting (5)	—	37,076
Total non-cash items	$152,245	$71,500
 _________________

(1)	For the fiscal years ended December 25, 2011, and December 26, 2010, represents non-cash compensation charges related to the granting of equity awards.

(2)
For the fiscal years ended December 25, 2011, and December 26, 2010, represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under foreign exchange and commodity derivative contracts.

(3)	For the fiscal year ended December 25, 2011, represents goodwill impairments on the Breakfast ($51,700), Private Label ($49,700) and Food Service ($21,500) reporting Units.

(4)
For the fiscal year ended December 25, 2011, represents tradename impairments on Aunt Jemima ($23,700), Lenders ($1,200) and Bernstein's ($400), as well as a plant asset impairment on the previously announced closure of the Tacoma, WA facility ($1,286). For the fiscal year ended December 26, 2010, represents an impairment for the Hungry-Man® tradename.

(5)	For the fiscal year ended December 26, 2010, represents expense related to the write-up to fair market value of inventories acquired as a result of the Birds Eye Foods Acquisition.

(b)	Non-recurring items as defined in our Senior Secured Credit Facility are comprised of the following:

(thousands of dollars)	Fiscal year ended
	December 25, 2011	December 26, 2010
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$8,771	$923
Restructuring charges, integration costs and other business optimization expenses (2)	9,485	25,472
Employee severance (3)	2,008	1,094
Total other adjustments	$20,264	$27,489
_________________

(1)
For the fiscal year ended December 25, 2011, represents other expenses related to financing of the Blackstone Transcation, and includes an $8.5 million legal settlement related to the Lehman Brothers Special Financing claim which is described in more detail in Note 13 to the Consolidated Financial Statements. For the fiscal year ended December 26, 2010, primarily represents costs related to the Birds Eye Acquisition as well as other expenses related to due diligence investigations.

(2)
For the fiscal year ended December 25, 2011, primarily represents restructuring charges, consulting and business optimization expenses related to the closings of the Tacoma, WA and Fulton, NY facilities. For the fiscal year ended December 26, 2010, primarily represents employee termination benefits and lease termination costs related to the closing of the Rochester, NY office and integration costs related to the Birds Eye Acquisition.

(3)	For the fiscal years ended December 25, 2011 and December 26, 2010, represents severance costs paid, or to be paid, to terminated employees.

(c)	Other adjustment items are comprised of the following:

(thousands of dollars)	Fiscal year ended
	December 25, 2011	December 26, 2010
Management, monitoring, consulting and advisory fees (1)	$4,572	$4,555
Variable product contribution on Birds Eye Steamfresh meals no longer being offered for sale (2)	—	2,837
Other (3)	868	188
Total other adjustments	$5,440	$7,580
_________________

(1)	For the fiscal years ended December 25, 2011 and December 26, 2010, represents management/advisory fees and expenses paid to an affiliate of The Blackstone Group L.P.

(2)
For the fiscal year ended December 26, 2010, represents the variable contribution loss principally from Steamfresh meals and other products which were discontinued by Pinnacle following the Birds Eye Acquisition and the variable contribution loss applicable to a discontinued contract in the Birds Eye Frozen segment.

(3)
For the fiscal year ended December 25, 2011, primarily represents the recall of Aunt Jemima product and a gain on the sale of the Watsonville, CA property. For fiscal year ended December 26, 2010, represents miscellaneous other costs.

(d)	Net cost savings projected to be realized as a result of initiatives taken, applies to fiscal year 2010 only:

(thousands of dollars)	Fiscal year ended
	December 25, 2011	December 26, 2010
Estimated net cost savings associated with the Birds Eye Acquisition (1)	$—	$25,000
Total net cost savings projected to be realized as a result of initiatives taken	$—	$25,000
_________________

(1)
For fiscal year ended December 26, 2010, represents the estimated reduction in operating costs that we anticipated would result from the combination of Pinnacle and Birds Eye as a result of eliminating duplicate overhead functions and overlapping operating expenses, leveraging supplier relationships and combined purchasing power to obtain procurement savings on raw materials and packaging, and optimizing and rationalizing overlapping warehouse and distribution networks less what has been realized.

Our covenant requirements and actual ratios for the fiscal year ended December 25, 2011 are as follows:

	Covenant Requirement	Actual Ratio
Senior Secured Credit Facility
Senior Secured Leverage Ratio (1)	4.00:1	3.02
Total Leverage Ratio (2)	Not applicable	5.80
Senior Notes and Senior Subordinated Notes (3)
Minimum Covenant Compliance EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00:1	2.31
 _________________

(1)
Pursuant to the terms of the Senior Secured Credit Facility, if at any time there are borrowings outstanding under the Revolving Credit Facility in an aggregate amount greater than $10.0 million, we are required to maintain a consolidated total senior secured debt to Covenant Compliance EBITDA ratio for the most recently concluded four consecutive fiscal quarters (the “Senior Secured Leverage Ratio”) of less than of 4.00:1. Consolidated total senior secured debt is defined as our aggregate consolidated secured indebtedness less the aggregate amount of all unrestricted cash and cash equivalents.

(2)
The Total Leverage Ratio is not a financial covenant but is used to determine the applicable rate under the Senior Secured Credit Facility. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Covenant Compliance EBITDA.

(3)
Our ability to incur additional debt and make certain restricted payments under the indentures governing the Senior Notes and Senior Subordinated Notes, subject to specified exceptions, is tied to a Covenant Compliance EBITDA to fixed charges ratio of at least 2.0:1.

(4)
Fixed charges is defined in the indentures governing the Senior Notes and Senior Subordinated Notes as (i) consolidated interest expense (excluding specified items) plus consolidated capitalized interest less consolidated interest income, plus (ii) cash dividends and distributions paid on preferred stock or disqualified stock.

INFLATION
Prior to 2007, inflation did not have a significant effect on us as we had been successful in mitigating the effects of inflation with cost reduction and productivity programs, as well as increasing selling prices during periods of higher inflation. Beginning in late 2007 and continuing into 2008, we experienced higher energy and commodity costs in production and higher fuel surcharges for product delivery. Inflation was less pronounced in 2009 and in 2010, but is more pronounced in 2011, particularly in ingredient costs such as vegetables, flours, shortening/oils, beef, dairy, cocoa, corn sweeteners and energy. To the extent possible, we offset inflation with productivity programs. However, we spend approximately $1.1 billion each year on ingredients, therefore each 1% change in our weighted average ingredient costs would impact earnings by approximately $11 million. If we experience significant inflation, price increases may be necessary in order to preserve our margins and returns. Although we have no such expectation, severe increases in inflation could have an adverse impact on our business, financial condition and results of operations.

Contractual Commitments

The table below provides information on our contractual commitments as of December 25, 2011:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt (1)	$2,734,069	$12,500	$1,497,569	$625,000	$599,000
Projected interest payments on long term debt (2)	665,395	178,435	322,694	137,194	27,072
Operating lease obligations	77,666	11,226	18,833	14,075	33,532
Capital lease obligations	32,572	5,006	8,715	6,122	12,729
Purchase obligations (3)	722,922	581,052	53,345	20,403	68,122
Pension (4)	136,426	12,200	24,841	26,048	73,337
Total (5)	$4,369,050	$800,419	$1,925,997	$828,842	$813,792

(1)	Long-term debt at face value includes scheduled principal repayments and excludes interest payments.

(2)
The total projected interest payments on long-term debt are based upon borrowings and interest rates as of December 25, 2011, including the effect of interest rate swaps in place. The interest rate on variable rate debt is subject to changes beyond our control and may result in actual interest expense and payments differing from the amounts above.

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

(4)
The funding of the defined benefit pension plan is based upon our planned 2012 cash contribution. The future years' contributions are based upon our expectations taking into consideration the funded status of the plan at December 25, 2011.

(5)
The total excludes the liability for uncertain tax positions. We are not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. Therefore, the long-term portion of the liability is excluded from the preceding table.

Off-Balance Sheet Arrangements

As of December 25, 2011, we did not have any off-balance sheet obligations.

Accounting Policies and Pronouncements

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires the use of judgment, estimates and assumptions. We make such subjective determinations after careful consideration of our historical performance, management's experience, current economic trends and events and information from outside sources. Inherent in this process is the possibility that actual results could differ from these estimates and assumptions for any particular period.

Our significant accounting policies are detailed in Note 2 to our Consolidated Financial Statements for the fiscal year ended December 25, 2011. The following areas are the most important and require the most difficult, subjective judgments.

Trade and consumer promotion programs

The company offers various sales incentive programs to customers and consumers, such as feature price discounts, in-store display incentives, cooperative advertising programs, new product introduction fees, and coupons. The mix between promotion programs, which are classified as reductions in revenue, and advertising or other marketing activities, which are classified as marketing and selling expenses, fluctuates between periods based on the Company's overall marketing plans, and such fluctuations have an impact on revenues. The measurement and recognition of the costs for trade and consumer promotion programs involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors and are adjusted quarterly based upon our most recent experience and new information. Typically, programs that are offered have a very short duration. Historically, the difference between actual experience compared to estimated redemptions and performance has not been significant to the quarterly or annual financial statements, actual expense has been within 1.0% of amounts accrued. However, actual expenses may differ if the level of redemption rates and performance were to vary from estimates.

Goodwill and Indefinite-lived trade names

We evaluate the carrying amount of goodwill for impairment on an annual basis, as of year end, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The goodwill impairment review consists of a three-step process. First we perform a qualitative assessment of our reporting units in order to determine whether it is more likely than not that the reporting unit's fair value exceeds its book value. In performing the qualitative assessment we consider the amount by which a reporting units fair value exceeded its carrying value at the time of the last quantitative test and changes that have occurred to that reporting unit and its industry since the last test. We also consider changes in macroeconomic factors, and how they may have impacted the reporting unit and its weighted average cost of capital. As a result of our qualitative analysis during 2011, we determined that the fair value of 6 of our 14 reporting units more likely than not exceeded their carrying value.

If based upon our qualitative assessment, we cannot determine that the fair value of the reporting unit more likely than not exceeds its carrying value, we perform quantitative testing by calculating the fair value of each reporting unit. We then compare the fair value of the reporting unit with its carrying value. If this fair value exceeds the carrying value, no further analysis or goodwill impairment charge is required. If the fair value is below the carrying value, we proceed to the next step, which is to measure the amount of the impairment loss. The impairment loss is measured as the difference between the carrying value and implied fair value of goodwill. To measure the implied fair value goodwill we make a hypothetical allocation of the estimated fair value of the reporting unit to the tangible and intangible assets (other than goodwill) within the respective reporting unit using the same rules for determining fair value and allocation under the authoritative guidance for business combination as we would use if it were an original purchase price allocation. If the implied fair value of the reporting unit's goodwill is less than its carrying amount, the shortfall is charged to earnings.

In estimating the fair value of our reporting units we primarily use the income approach, which utilizes forecasted discounted cash flows to estimate the fair value for each reporting unit. We believe that the use of the discounted cash flow model results in the most accurate estimate of the reporting units fair value since market values for our reporting units are not readily available. The income approach utilizes management's business plans and projections as the basis for expected future cash flows for five years. We make significant assumptions including projected sales growth rates and operating margins and the weighted average cost of capital. In our recent impairment tests, we forecasted cash flows for five years plus a terminal year and assumed a weighted average cost of capital of 9.0%. Our projections assume sales growth rates for the next five years and the terminal year that generally average between 0% and 3.0% and operating margins which increase moderately from historical levels over time as a result of planned capital improvements in our plants and manufacturing efficiency projects. These assumptions are determined based upon our expectations for each of the individual reporting units and in our judgment are consistent with other companies in the packaged food industry. In order to validate our assumptions, we also reconcile the aggregate fair value of our reporting units to the estimated fair value of the entire company using a market multiple approach.

The results of our testing during 2011 indicated goodwill impairments of $122.9 million in our Frozen Breakfast, Private label, and Food Service reporting units. The impairment of $51.7 million in our frozen breakfast reporting unit was driven by our strategic decision, during our annual planning cycle which occurs during the fourth quarter each year, to discontinue substantial portions of our low margin products on a prospective basis, and the aggressive re-entry of a key competitor into the market. The impairments of $49.7 million and $21.5 million in our Private Label and Food Service reporting units, respectively, were driven by the loss of a large customer account during the fourth quarter, compressed operating margins resulting from higher ingredient costs, as well as our strategic decision to discontinue various lower margin products during our annual planning cycle which occurs during the fourth quarter each year. The amount of the impairments recognized is based upon various assumptions. The valuation of the reporting units assumed sales reductions from averaging 0% to 10% per year for the next 5 years as we reduce the complexity and number of low margin product offerings in these businesses and terminal sales growth rates ranging from 0% to 1% after the product offerings have stabilized. Our projections also assumed operating margins in the range of 15%-20% for the Breakfast and Private Label units and 10%-15% for the Food Service unit. A 50 basis point reduction in either of these assumptions, or a 50 basis point increase in the weighted average cost of capital would have increased the amount of impairment recorded as of December 25, 2011. The total goodwill remaining in these reporting units after the impairments were recorded is $18.5 million in our Frozen Breakfast reporting unit, $78.4 million in our Private Label reporting unit and $38.0 million in our Food Service reporting unit. Our total remaining goodwill balance is $1,441.5 million.

All other reporting units tested had a fair value substantially in excess of their carrying value. We define substantially in excess to mean that the fair value exceeds the carrying value by 15% or greater. We also performed a sensitivity analysis on our weighted average cost of capital and we determined that a 50 basis point increase in the weighted average cost of capital would not result in any additional goodwill impairments within the remaining units.

We also evaluate the carrying amount of our trade names for impairment on an annual basis, in December, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying value. If the carrying value of a trade name exceeds its fair value at the time of the evaluation, we would charge the shortfall to earnings.

To estimate the fair value of our trade names we primarily use the relief from royalty method, which utilizes forecasted discounted cash flows to estimate the fair value. The utilization of the relief from royalty method requires us to make significant assumptions including sales growth rates, implied royalty rates and discount rates. As discussed under "Impairment of Goodwill and Other Assets", in fiscal 2011, we recognized impairments totaling $25.3 million in our Aunt Jemima, Lenders and Bernstein's trade names. These impairments are primarily driven by a lower sales forecast as we have made the decision to exit certain lower margin products.

In the course of our testing, we identified 9 trade names, which do not have a fair value substantially in excess of book value. The total carrying value of these trade names as of December 25, 2011 is approximately $285 million. As of December 25, 2011 a 50 basis point decrease in the terminal sales growth rate for each brand would have resulted in an additional impairment of $2.0 million. A 50 basis point increase in the weighted average cost of capital would have resulted in an additional impairment of $4.1 million.

Pension Benefits

The Company provides pension benefits to certain employees and retirees. Pension benefits are no longer offered to salaried employees. All salaried benefits which existed are frozen. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, turnover rates and mortality rates. Independent actuaries, in accordance with accounting principles generally accepted in the United States, perform the required calculations to determine expense. Actual results that differ from the actuarial assumptions are generally accumulated and amortized over future periods.

The discount rate is established as of the Company's fiscal year-end measurement date. In establishing the discount rate, the company reviews published market indices of high-quality debt securities, adjusted as appropriate for duration. In addition, independent actuaries apply high-quality bond yield curves to the expected benefit payments of the plans. The expected return on plan assets is a long-term assumption based upon historical experience and expected future performance, considering our current and projected investment mix. This estimate is based on an estimate of future inflation, long-term projected real returns for each asset class, and a premium for active management. Within any given fiscal period, significant differences may arise between the actual return and the expected return on plan assets. The value of plan assets, used in the calculation of pension expense, is the fair market value. Gains and losses resulting from differences between actual experience and the assumptions are determined at each measurement date. If the net gain or loss exceeds 10% of the greater of plan assets or liabilities, a portion is amortized into earnings in the following year.

Net periodic pension expense was $2.8 million in 2011, $5.6 million in 2010, and $4.9 million in 2009. Significant weighted-average assumptions for all plans as of the end of the year are as follows:

Pension Benefits	2011	2010	2009

Pension
Discount rate at year end	4.5%	5.5%	5.8%
Expected return on plan assets	7.3%	7.3%	8.0%

Estimated sensitivities to annual net periodic pension cost are as follows: a 50-basis-point reduction in the discount rate would increase pension expense by approximately $0.3 million; a 50-basis-point reduction in the estimated return on assets assumption would increase pension expense by approximately $0.8 million.

Net periodic pension expense is expected to be approximately $2.6 million in 2012. We expect to contribute $14.1 million to our pension plans in 2012. Given the adverse impact of declining financial markets, combined with the impact that historically low interest rates have on the discount rate used to compute our pension obligation, we made large contributions of $15.9 million to our pension plans in 2011 and $13.2 million to our plans in 2010.

See also Note 11 to the Consolidated Financial Statements "Pension and Retirement Plans"for additional information on pension expenses.

Insurance reserves. We are self-insured and retain liabilities for the first $250,000 of payments on each claim under our worker's compensation insurance policy. We utilize a stop loss policy issued by an insurance company to fund claims in excess of $250,000. We estimate the outstanding retained-insurance liabilities by projecting incurred losses to their ultimate liability and subtracting amounts paid-to-date to obtain the remaining liabilities. We base actuarial estimates of ultimate liability on actual incurred losses, estimates of incurred but not yet reported losses-based on historical information from both us and the industry-and the projected costs to resolve these losses. Retained-insurance liabilities may differ based on new events or circumstances that might materially impact the ultimate cost to settle these losses. Historically, such differences are not significant.

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income," (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively and becomes effective in the first quarter of 2012. The Company anticipates that the adoption of this standard will change the presentation of its Consolidated Financial Statements but will have no impact on the determination of net earnings.

ITEM 7A:     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
FINANCIAL INSTRUMENTS
Risk Management Strategy
We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates, foreign exchange rates or commodity prices. Please refer to note 12 of the Consolidated Financial Statements "Financial Instruments" for additional details regarding our derivatives and refer to note 10 of the Consolidated Financial Statements "Debt and Interest Expense" for additional details regarding our debt instruments.

Interest Rate Risk

We manage interest rate risk based on the varying circumstances of anticipated borrowings and existing variable and fixed rate debt, including our revolving line of credit. Examples of interest rate management strategies include capping interest rates using targeted interest cost benchmarks, hedging portions of the total amount of debt, hedging a period of months and not always hedging to maturity, and at other times locking in rates to fix interests costs.

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

As discussed above, our variable rate financing arrangements subject us to interest rate risk. If the benchmark LIBOR interest rate were to increase by 50 basis points our annual interest payments on our variable rate facilities would increase by approximately $5.8 million. However, we would also recognize a corresponding decrease of $5.4 million in the payments made on our interest rate swap contracts, for a net impact on interest expense of $0.4 million. As of December 25, 2011, a 50 basis point decrease in the benchmark LIBOR interest rate would have increased the fair value of our interest rate swap liabilities by $9.4 million.

Foreign Currency Risk

Certain parts of our foreign operations in Canada expose us to fluctuations in foreign exchange rates. Our goal is to reduce our exposure to such foreign exchange risks on our foreign currency cash flows and fair value fluctuations on recognized foreign currency denominated assets, liabilities and unrecognized firm commitments to acceptable levels primarily through the use of foreign exchange-related derivative financial instruments. We enter into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of our functional currency. As of December 25, 2011, a 10% appreciation in the U.S. dollar relative to the Canadian dollar would have changed the fair value of our foreign exchange forward contracts by $5.1 million.

Commodity Price Risk

We purchase raw materials in quantities expected to be used in a reasonable period of time in the normal course of business. We generally enter into agreements for either spot market delivery or forward delivery. The prices paid in the forward delivery contracts are generally fixed, but may also be variable within a capped or collared price range. The outstanding purchase commitment for these commodities at any point in time typically ranges from 6 to 12 months of anticipated requirements, depending on the commodity. These contracts are considered normal purchases and sales.

In addition, we may also purchase forward derivative contracts on certain commodities to manage the price risk associated with forcasted purchases of materials used in our manufacturing process. Generally, these derivatives are not designated as hedges as they do not meet the authoritative guidance for derivative and hedge accounting but they are not speculative. From time to time, we enter into commodity forward contracts to fix the price of natural gas, diesel fuel, corn, soybean oil and other commodity purchases at a future delivery date. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in Cost of products sold in the Consolidated Statements of Operations.

As of December 25, 2011, the potential change in fair value of commodity derivative instruments, assuming a 10% adverse movement in the underlying commodity prices, would have resulted in an unrealized net loss of $3.4 million.

Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements begin on the following page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of
Pinnacle Foods Finance LLC
Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of Pinnacle Foods Finance LLC and subsidiaries (the “Company”) as of December 25, 2011 and December 26, 2010 and the related consolidated statements of operations, member's equity, and cash flows for the years ended December 25, 2011 and December 26, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pinnacle Foods Finance LLC and subsidiaries as of December 25, 2011 and December 26, 2010, and the results of their operations and their cash flows for the years ended December 25, 2011 and December 26, 2010 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 25, 2011, based on the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 12, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of
Pinnacle Foods Finance LLC
Parsippany, New Jersey

We have audited the internal control over financial reporting of Pinnacle Foods Finance LLC and subsidiaries (the “Company”) as of December 25, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of
Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of
Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 25, 2011 of the Company and our report dated March 12, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 12, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Member of
Pinnacle Foods Finance LLC:

In our opinion, the accompanying consolidated statements of operations, cash flows and member's equity present fairly, in all material respects, the results of operations and cash flows of Pinnacle Foods Finance LLC and its subsidiaries for fiscal year ended December 27, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 23, 2010, except for Note 8 and Note 15, as to which the date is June 9, 2010

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of dollars)

	Fiscal year ended
	December 25, 2011	December 26, 2010	December 27, 2009
Net sales	$2,469,562	$2,436,703	$1,642,931
Cost of products sold	1,854,696	1,834,375	1,263,627
Gross profit	614,866	602,328	379,304
Operating expenses
Marketing and selling expenses	171,641	172,344	123,833
Administrative expenses	80,460	109,950	62,737
Research and development expenses	8,021	9,387	4,562
Goodwill impairment charges	122,900	—	—
Other expense (income), net	48,578	45,495	42,214
Total operating expenses	431,600	337,176	233,346
Earnings before interest and taxes	183,266	265,152	145,958
Interest expense	208,319	236,004	121,167
Interest income	242	288	89
Earnings (loss) before income taxes	(24,811)	29,436	24,880
Provision (benefit) for income taxes	22,103	7,399	(277,723)
Net earnings (loss)	$(46,914)	$22,037	$302,603
See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(thousands of dollars)

	December 25, 2011	December 26, 2010
Current assets:
Cash and cash equivalents	$151,031	$115,286
Accounts receivable, net of allowances of $5,440 and $5,214, respectively	159,981	145,258
Inventories	335,812	329,635
Other current assets	7,549	21,507
Deferred tax assets	71,109	38,288
Total current assets	725,482	649,974
Plant assets, net of accumulated depreciation of $205,281 and $158,699, respectively	501,283	447,068
Tradenames	1,604,512	1,629,812
Other assets, net	178,849	200,367
Goodwill	1,441,495	1,564,395
Total assets	$4,451,621	$4,491,616

Current liabilities:
Short-term borrowings	$1,708	$1,591
Current portion of long-term obligations	15,661	4,648
Accounts payable	152,869	115,369
Accrued trade marketing expense	35,125	47,274
Accrued liabilities	128,785	142,746
Accrued income taxes	—	193
Total current liabilities	334,148	311,821
Long-term debt (includes $121,992 and $125,698 owed to related parties, respectively)	2,738,650	2,797,307
Pension and other postretirement benefits	93,406	78,606
Other long-term liabilities	22,099	43,010
Deferred tax liabilities	417,966	365,787
Total liabilities	3,606,269	3,596,531
Commitments and contingencies (Note 13)	—	—
Member’s equity:
Limited liability company interests	—	—
Additional paid-in-capital	697,352	697,267
Retained earnings	200,436	247,350
Accumulated other comprehensive loss	(52,436)	(49,532)
Total member’s equity	845,352	895,085
Total liabilities and member’s equity	$4,451,621	$4,491,616

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)

	Fiscal year ended
	December 25, 2011	December 26, 2010	December 27, 2009
Cash flows from operating activities
Net earnings (loss)	$(46,914)	$22,037	$302,603
Non-cash charges (credits) to net earnings (loss)
Depreciation and amortization	88,476	78,049	65,468
Goodwill and intangible asset impairment charges	148,200	29,000	1,300
Plant asset impairment charges	1,286	—	—
Amortization of discount on term loan	1,205	2,157	28
Amortization of debt acquisition costs	11,062	13,541	10,230
Write off debt issue and refinancing cost	—	17,281	—
Amortization of deferred mark-to-market adjustment on terminated swap	2,119	3,295	4,429
Change in value of financial instruments	1,617	1,043	(292)
Equity-based compensation charge	1,151	4,727	3,190
Pension expense, net of contributions	(13,543)	(8,096)	2,126
Other long-term liabilities	113	(1,398)	(1,007)
Other long-term assets	169	447	1,160
Deferred income taxes	20,524	4,382	(277,711)
Changes in working capital
Accounts receivable	(10,952)	12,958	2,705
Inventories	(5,785)	60,578	12,786
Accrued trade marketing expense	(12,111)	(1,899)	(4,759)
Accounts payable	38,201	(548)	(13,370)
Accrued liabilities	(23,490)	14,424	19,760
Other current assets	2,884	5,000	(12,403)
Net cash provided by operating activities	204,212	256,978	116,243
Cash flows from investing activities
Payments for business acquisition	—	—	(1,314,746)
Capital expenditures	(117,306)	(81,272)	(52,030)
Proceeds from sale of plant assets held for sale	7,900	—	—
Net cash used in investing activities	(109,406)	(81,272)	(1,366,776)
Cash flows from financing activities
Proceeds from bond offerings	—	400,000	300,000
Proceeds from bank term loan	—	442,300	838,250
Repayments of long-term obligations	(57,547)	(946,558)	(12,500)
Borrowings under revolving credit facility	—	—	74,888
Repayments of revolving credit facility	—	—	(100,888)
Proceeds from short-term borrowings	3,070	3,409	1,921
Repayments of short-term borrowings	(2,954)	(3,049)	(852)
Repayment of capital lease obligations	(2,543)	(2,658)	(345)
Change in bank overdrafts	—	(14,304)	(2,602)
Equity contributions	558	626	264,325
Repurchases of equity	(1,624)	(1,282)	(2,207)
Collection of notes receivable from officers	—	565	—
Debt acquisition costs	(721)	(13,370)	(40,162)
Other financing	2,730	—	—
Net cash used in financing activities	(59,031)	(134,321)	1,319,828
Effect of exchange rate changes on cash	(30)	27	318
Net change in cash and cash equivalents	35,745	41,412	69,613
Cash and cash equivalents - beginning of period	115,286	73,874	4,261
Cash and cash equivalents - end of period	$151,031	$115,286	$73,874

Supplemental disclosures of cash flow information:
Interest paid	$196,339	$179,766	$117,468
Interest received	241	271	89
Income taxes (refunded) paid	(1,954)	6,998	589
Non-cash investing and financing activities:
New capital leases	11,240	13,587	1,200
See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(thousands of dollars, except share amounts)

	Additional Paid In Capital	Notes Receivable From Officers	Retained earnings	Accumulated Other Comprehensive Loss	Total Member’s Equity

Balance at December 28, 2008	$427,323	$—	$(77,290)	$(42,460)	$307,573
Equity contribution:
Cash	264,325				264,325
Repurchases of equity	(2,207)				(2,207)
Equity related compensation	3,190				3,190
Notes receivable from officers	565	(565)			—
Comprehensive income:
Net earnings			302,603		302,603
Swap mark to market adjustment, net of tax benefit of $6,567				(10,610)	(10,610)
Amortization of deferred mark-to-market adjustment on terminated swap				4,429	4,429
Foreign currency translation				(791)	(791)
Net gain on pension actuarial assumptions				5,841	$5,841
Total comprehensive income					301,472
Balance at December 27, 2009	$693,196	$(565)	$225,313	$(43,591)	$874,353
Equity contribution:
Cash	626				626
Repurchases of equity	(1,282)				(1,282)
Equity related compensation	4,727				4,727
Collection of notes receivable from officers		565			565
Comprehensive income:
Net earnings			22,037		22,037
Swap mark to market adjustments, net of tax benefit of $1,473				(1,955)	(1,955)
Amortization of deferred mark-to-market adjustment on terminated swaps, net of tax provision of $3,036				260	260
Foreign currency translation, net of tax benefit of $167				534	534
Net loss on pension actuarial assumptions, net of tax provision of $682				(4,780)	$(4,780)
Total comprehensive income					16,096
Balance at December 26, 2010	$697,267	$—	$247,350	$(49,532)	$895,085
Equity contribution:
Cash	$558				558
Repurchases of equity	(1,624)				(1,624)
Equity related compensation	1,151				1,151
Comprehensive income (loss):
Net loss			(46,914)		(46,914)
Swap mark to market adjustments, net of tax provision of $8,654				13,084	13,084
Amortization of deferred mark-to-market adjustment on terminated swaps, net of tax provision of $833				1,286	1,286
Foreign currency translation, net of tax provision of $112				173	173
Net loss on pension actuarial assumptions, net of tax benefit of $10,722				(17,447)	(17,447)
Total comprehensive income (loss)					(49,818)
Balance, December 25, 2011	$697,352	$—	$200,436	$(52,436)	$845,352

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

1. Summary of Business Activities
Business Overview
Pinnacle Foods Finance LLC (hereafter referred to as the “Company” or “PFF”) is a leading manufacturer, marketer and distributor of high quality, branded convenience food products, the products and operations of which are managed and reported in three operating segments: (i) Birds Eye Frozen, (ii) Duncan Hines Grocery and (iii) Specialty Foods. The Company's United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), frozen seafood (Van de Kamp's, Mrs. Paul's), full-calorie single-serve frozen dinners and entrées (Hungry-Man), frozen breakfast (Aunt Jemima), frozen and refrigerated bagels (Lender's), and frozen pizza for one (Celeste) are reported in the Birds Eye Frozen Division. The Company's baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), table syrups (Mrs. Butterworth's and Log Cabin), canned meat (Armour, Nalley, Brooks), pie and pastry fillings (Comstock, Wilderness), barbecue sauces (Open Pit), salad dressing (Bernstein's) and all Canadian operations are reported in the Duncan Hines Grocery Division. The Specialty Foods Division consists of snack products (Tim's Cascade and Snyder of Berlin) and the Company's food service and private label businesses.
History and Current Ownership
Since 2001, the Company and its predecessors have been involved in several business combinations to acquire certain assets and liabilities related to the brands discussed above.
Effective April 2, 2007, PFF became a direct wholly-owned subsidiary of Peak Finance Holdings LLC (“Peak”). Peak is a direct wholly-owned subsidiary of Crunch Holding Corp. (“Crunch”) and Crunch is 100% owned by Peak Holdings LLC (“Peak Holdings”) and certain members of the Company’s senior management. Peak Holdings is an entity controlled by affiliates of The Blackstone Group L.P. (“Blackstone”), a global private investment and advisory firm.
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

During the third quarter of 2011, the Company entered into a transaction with U.S. Bancorp Community Development Corporation and Iowa Community Development LC in connection with our participation in the federal government's New Markets Tax Credit Program. Under the terms of the transaction, the Company received proceeds of $2.7 million, which will be used to expand the Ft. Madison, Iowa manufacturing facility. The Company must maintain its status as a qualified entity for a period of seven years from the closing date in order to earn the $2.7 million benefit received. The assets acquired with the proceeds of the transaction, as well as certain other assets of the Company are pledged to secure the Company's continued qualification under the New Markets Tax Credit Program. The $2.7 million is recorded in Other long-term liabilities on the Consolidated Balance Sheet.

The transaction resulted in the creation of two new entities, ICD XIII LLC and Pinnacle Foods Investment Fund LLC. Pinnacle has no legal equity interest in these entities. However, since the primary purpose of this transaction is to facilitate benefits for the Company under the New Markets Tax Credit Program and the Company provides a guaranty of its status as a qualified entity, the consolidation analysis determined that the Company is the primary beneficiary and the two new entities should be, and are, consolidated in our Consolidated Financial Statements.

Foreign Currency Translation. Foreign-currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of Accumulated other comprehensive loss within member's equity. The Company translates the results of operations of its foreign subsidiary at the average exchange rates during the respective periods. Gains and losses resulting from foreign currency transactions are included in Cost of products sold on the Consolidated Statements of Operations and were a $1,537 loss in the year ended December 25, 2011, a $3,388 loss in the year ended December 26, 2010 and a $2,788 gain in the year ended December 27, 2009. These amounts include the mark to market and realized gains and losses on our foreign currency swaps as discussed in Note 12 to our Consolidated Financial Statements.

Fiscal Year. The Company's fiscal year ends on the last Sunday in December.

Cash and Cash Equivalents. The Company considers investments in all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents. Cash equivalents are measured at fair value and are Level 1 assets.

Inventories. Substantially all inventories are valued at the lower of average cost or net realizable value. The type of costs included in inventory are ingredients, containers, packaging, other raw materials, direct manufacturing labor and fully absorbed manufacturing overheads. When necessary, the Company provides allowances to adjust the carrying value of its inventories to the lower of cost or net realizable value, including any costs to sell or dispose and consideration for obsolescence, excessive inventory levels, product deterioration and other factors in evaluating net realizable value.

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

Goodwill and Indefinite-lived Intangible Assets. The Company evaluates the carrying amount of goodwill and indefinite-lived tradenames for impairment on at least an annual basis and when events occur or circumstances change that an impairment might exist. The Company performs goodwill impairment testing for each business which constitutes a component of the Company's operating segments, known as reporting units. The Company first performs a qualitative assessment of its reporting units in order to determine whether it is more likely than not that the reporting unit's fair value exceeds its book value. In performing the qualitative assessment the Company considers the amount by which a reporting units fair value exceeded its carrying value at the time of the last quantitative test and changes that have occurred to that reporting unit and its industry since the last test. It also considers changes in macroeconomic factors, and how they may have impacted the reporting unit and its weighted average cost of capital. As a result of the Company's qualitative analysis during 2011, it was determined that the fair value of 6 of our 14 reporting units

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

more likely than not exceeded their carrying value. If based upon the qualitative assessment, the Company cannot determine that the fair value of the reporting unit more likely than not exceeds its carrying value, the Company performs quantitative testing by calculating the fair value of each reporting unit. The Company compares the fair value of these reporting units with their carrying values inclusive of goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company compares the implied fair value of the reporting unit's goodwill to its carrying amount and any shortfall is charged to earnings. In estimating the implied fair value of the goodwill, the Company estimates the fair value of the reporting unit's tangible and intangible assets (other than goodwill). In estimating the fair value of our reporting units, the Company primarily uses the income approach, which utilizes forecasted discounted cash flows to estimate the fair value for each reporting unit. The income approach utilizes management's business plans and projections as the basis for expected future cash flows for five years. It requires significant assumptions including projected sales growth rates and operating margins and the weighted average cost of capital. In the most recent impairment tests, the Company forecasted cash flows for five years plus a terminal year and assumed a weighted average cost of capital of 9.0%. These projections assume sales growth rates for the next five years and the terminal year that generally average between 0% and 3.0% and operating margins which increase moderately from historical levels over time as a result of planned capital improvements in our plants and manufacturing efficiency projects. These assumptions are determined based upon management's expectations for each of the individual reporting units.

For indefinite-lived tradename intangible assets, the Company determines recoverability by comparing the carrying value to its fair value estimated based on discounted cash flows attributable to the tradename and charges the shortfall, if any, to earnings. In estimating the fair value of trade names, the Company primarily uses the the relief from royalty method. The relief from royalty method involves discounted cash flow techniques, which require management to make significant assumptions regarding the weighted average cost of capital, and sales growth trends.

Assumptions underlying fair value estimates referred to above are subject to risks and uncertainties. These measurements would be considered level 3 under the fair value hierarchy as described in Note 4 to the Consolidated Financial Statements. For more information on goodwill and indefinite-lived intangible assets, please refer to Note 8 to the Consolidated Financial Statements.

Valuation of Long-Lived Assets. The carrying value of long-lived assets held and used, other than goodwill and indefinite-lived intangibles, is evaluated at the asset group level when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the total projected undiscounted cash flows from such asset group are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset group. Fair market value is determined primarily using the projected cash flows from the asset group discounted at a rate commensurate with the risk involved. Losses on long-lived asset groups held for sale, other than goodwill, are determined in a similar manner, except that fair market values are reduced for disposal costs.

Revenue Recognition and Trade Marketing. Revenue from product sales is recognized upon shipment to the customers as terms are FOB shipping point, at which point title and risk of loss is transferred and the selling price is fixed or determinable. This completes the revenue-earning process specifically that an arrangement exists, delivery has occurred, ownership has transferred, the price is fixed and collectability is reasonably assured. A provision for payment discounts and product return allowances, which is estimated based upon the Company's historical performance, management's experience and current economic trends, is recorded as a reduction of sales in the same period that the revenue is recognized.

Trade promotions, consisting primarily of customer pricing allowances and merchandising funds, and consumer coupons are offered through various programs to customers and consumers. Sales are recorded net of estimated trade promotion spending, which is recognized as incurred at the time of sale. Certain retailers require the payment of slotting fees in order to obtain space for the Company's products on the retailer's store shelves. The fees are recognized as reductions of revenue on the date a liability to the retailer is created. These amounts are included in the determination of net sales. Accruals for expected payouts under these programs are included as accrued trade marketing expense in the Consolidated Balance Sheet. Coupon redemption costs are also recognized as reductions of net sales when the coupons are issued. Estimates of trade promotion expense and coupon redemption costs are based upon programs offered, timing of those offers, estimated redemption/usage rates from historical performance, management's experience and current economic trends.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Trade marketing expense is comprised of amounts paid to retailers for programs designed to promote our products. These costs include standard introductory allowances for new products (slotting fees). They also include the cost of in-store product displays, feature pricing in retailers' advertisements and other temporary price reductions. These programs are offered to our customers both in fixed and variable (rate per case) amounts. The ultimate cost of these programs depends on retailer performance and is the subject of significant management estimates. The Company records as expense the estimated ultimate cost of the program in the period during which the program occurs. In accordance with the authoritative guidance for revenue recognition, these trade marketing expenses are classified in the Consolidated Statements of Operations as a reduction of net sales. Also, in accordance with the guidance, coupon redemption costs are also recognized as reductions of net sales when issued.

Advertising. Advertising costs include the cost of working media (advertising on television, radio or in print), the cost of producing advertising, and the cost of coupon insertion and distribution. Working media and coupon insertion and distribution costs are expensed in the period the advertising is run or the coupons are distributed. The cost of producing advertising is expensed as of the first date the advertisement takes place. Advertising included in the Company's marketing and selling expenses were $50,106 for fiscal year 2011, $40,725 for fiscal year 2010 and $42,433 for fiscal year 2009.

Shipping and Handling Costs. In accordance with the authoritative guidance for revenue recognition, costs related to shipping and handling of products shipped to customers are classified as cost of products sold.

Stock Based Compensation. Grant-date fair value of stock options is estimated using the Black-Scholes option-pricing model. Compensation expense is reduced based on estimated forfeitures with adjustments to actual recorded at the time of vesting. Forfeitures are estimated based on historical experience. We recognize compensation cost for awards over the vesting period. The majority of our equity options have a five-year vesting.

Insurance reserves. The Company is self-insured under its worker's compensation insurance policy. The Company utilizes a stop loss policy issued by an insurance company to fund claims in excess of $250. The Company estimates the outstanding retained-insurance liabilities by projecting incurred losses to their ultimate liability and subtracting amounts paid-to-date to obtain the remaining liabilities. The Company bases actuarial estimates of ultimate liability on actual incurred losses, estimates of incurred but not yet reported losses and the projected costs to resolve these losses.

Income Taxes. Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company continually reviews its deferred tax assets for recovery.  A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.  Changes in valuation allowances from period to period are included in the Company's tax provision in the period of change.

Financial Instruments. The Company uses financial instruments to manage its exposure to movements in interest rates, certain commodity prices and foreign currencies. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to the Company. The Company does not use derivatives for trading purposes and is not a party to leveraged derivatives. The authoritative guidance for derivative and hedge accounting requires that all derivatives be recognized as either assets or liabilities at fair value. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings. The cash flows associated with the financial instruments are included in the cash flow from operating activities.

Deferred financing costs. Deferred financing costs are amortized over the life of the related debt using the effective interest rate method. If debt is prepaid or retired early, the related unamortized deferred financing costs are written off in the period the debt is retired.

Capitalized Internal Use Software Costs. The Company capitalizes the cost of internal-use software that has a useful life in excess of one year. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Capitalized internal use software costs are amortized using the straight-line method over their estimated useful lives, generally 2 ½ to 3 years. The Company amortized $4,221in fiscal year 2011, $5,030 in fiscal year 2010 and $3,850 in fiscal year 2009. Additionally, as of December 25, 2011 and December 26, 2010, the net book value of capitalized internal use software totaled $9,503 and $7,378, respectively and is included in Plant assets, net on the Consolidated Balance Sheets.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Accumulated other comprehensive loss. Accumulated other comprehensive loss includes loss on financial instruments, foreign currency translation adjustments, net gains or (losses) on pension actuarial assumptions and the related tax provisions or benefits that are currently presented as a component of member's equity. The components of Accumulated other comprehensive loss at year end were as follows:

	December 25, 2011	December 26, 2010
Loss on financial instruments,
net of tax provision of $614 and benefit of $8,040, respectively	$(17,572)	$(30,656)
Gain on amortization of deferred mark-to-market adjustment on terminated swap,
net of tax provision ($3,868 and $3,036), respectively	7,234	5,948
Loss on pension actuarial assumptions
net of tax benefit of $10,099 and provision of $682, respectively	(41,509)	(24,063)
Foreign currency translation adjustments
net of tax benefit ($55 and $167), respectively	(589)	(761)
Total	$(52,436)	$(49,532)

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively and becomes effective in the first quarter of 2012. The Company anticipates that the adoption of this standard will change the presentation of its Consolidated Financial Statements but will have no impact on the determination of net earnings.
In September 2011, the FASB amended the authoritative guidance regarding the testing for goodwill impairment. Under the amendments, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than the carrying amount, then performing the two-step impairment test is not necessary. The Company early adopted this guidance during the fourth quarter of 2011 and as a result reduced the number of reporting units for which quantitative testing was required.

In September 2011, the FASB amended the authoritative guidance regarding multi-employer pension plans. The revised guidance requires additional disclosures regarding multi-employer plans. The Company adopted this guidance during the fourth quarter. See Note 11 for the related disclosures.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

3.    Acquisition

Acquisition of Birds Eye Foods, Inc.

On December 23, 2009, our wholly owned subsidiary, Pinnacle Foods Group LLC, acquired all of the common stock of Birds Eye Foods, Inc. Birds Eye Foods' product offering includes an expanding platform of healthy, high-quality frozen vegetables and frozen meals and a portfolio of primarily branded specialty foods which are highly-complimentary to Pinnacle's existing product offerings. Frozen products are marketed under the Birds Eye brand name. Birds Eye Foods markets traditional boxed and bagged frozen vegetables, as well as steamed vegetables using innovative steam-in-packaging technology, under the Birds Eye and Birds Eye Steamfresh brands. Birds Eye Foods' frozen complete bagged meals, marketed under the family-oriented Birds Eye Voila! brand, offer consumers value-added meal solutions that include a protein, starch, and vegetables in one convenient package. Birds Eye Foods' branded specialty food products hold leading market share positions in their core geographic markets, and include Comstock and Wilderness fruit pie fillings and toppings, Brooks and Nalley chili and chili ingredients, and snack foods by Tim's Cascade and Snyder of Berlin.

The Company accounts for business combinations by using acquisition method of accounting. This provides that goodwill and other intangible assets with indefinite lives are not to be amortized, but tested for impairment on an annual basis. Acquisition costs are expensed as incurred. The Birds Eye Foods Acquisition has been accounted for in accordance with these standards.

The cost of the Birds Eye Foods Acquisition consisted of:

Stated purchase price	$670,000
Net repayment of Birds Eye's debt	670,383
Total cost of acquisition	$1,340,383

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

Based upon the allocation, the value assigned to intangible assets and goodwill totaled $1,367.9 million at the valuation date. The goodwill was generated primarily as a result of expected synergies to be achieved in the acquisition. At the time our acquisition of Birds Eye Foods, we were pending receipt of certain information relative to Birds Eye Foods' income tax accounts. The required information was received during the fourth quarter of 2010 and resulted in an adjustment of $5.2 million to the opening goodwill balance.  The 2009 Consolidated Balance Sheet was not restated for this adjustment because it is not material. Of the total intangible assets, $48.0 million has been assigned to distributor relationships. Distributor relationships are being amortized on an accelerated basis over 30 years. This useful life was based on an attrition rate based on industry experience which management believes is appropriate in the Company's circumstances. The Company has also assigned $750.0 million to the value of the tradenames acquired, of which $624.0 million is allocated to the Birds Eye Frozen segment, $90.0 million is allocated to the Duncan Hines Grocery segment and $36.0 million is allocated to the Specialty Foods segment. The values of the tradenames are not subject to amortization but are reviewed annually for impairment. Goodwill, which is also not subject to amortization, totaled $570.2 million, of which $307.4 million is allocated to the Birds Eye Frozen segment, $108.2 million is allocated to the Duncan Hines Grocery segment and $154.6 million is allocated to the Specialty Foods segment. No new tax-deductible goodwill or intangible assets were created as a result of the Birds Eye Foods Acquisition, but historical tax-deductible goodwill and intangible assets in the amount of $79.4 million existed as of the closing of the Birds Eye Foods Acquisition.

During the year ended December 27, 2009, the acquisition resulted in an additional $2.9 million of net sales and net loss of $0.6 million, related to Birds Eye Foods' operations from December 23, 2009 to December 27, 2009.

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

The Birds Eye Foods Acquisition was financed through borrowings of $850.0 million in term loans (“the Tranche C Term Loans”), $300.0 million of 9.25% Senior Notes due 2015 (the “Senior Notes”), a $260.0 million equity contribution from affiliates of The Blackstone Group L.P., a $3.1 million investment from members of the board and management, less transaction costs of $0.2 million and $24.1 million in the fiscal year ended December 26, 2010 and fiscal year ended December 27, 2009, respectively, and deferred financing costs of $40.2 million. Included in the transaction costs of $0.2 million for the fiscal year ended December 26, 2010 are primarily legal, accounting and other professional fees. Included in the transaction costs of $24.1 million for the fiscal year ended December 27, 2009 are: $19.3 million in merger, acquisition and advisory fees, $4.0 million in legal, accounting and other professional fees and $0.8 million in other costs. The costs are recorded in Other expense (income), net in the Consolidated Statements of Operations. Approximately $17.0 million of these costs were paid to affiliates of The Blackstone Group L.P. The Company also incurred $11.8 million in original issue discount in connection with the Tranche C Term Loans. This was recorded in Long-term debt on the Consolidated Balance Sheets and was being amortized over the life of the loan using the effective interest method prior to the repayment of the Tranche C Term Loans on August 17, 2010. For more information on the refinancing, see Note 10 to the Consolidated Financial Statements, Debt and Interest Expense.

Pro forma Information

The following schedule includes Consolidated Statements of Operations data for the unaudited pro forma results for the fiscal year ended December 27, 2009 as if the Birds Eye Foods Acquisition had occurred as of the beginning of fiscal year 2009. The pro forma information includes the actual results with pro forma adjustments for the change in interest expense related to the Birds Eye Foods Acquisition, purchase accounting adjustments related to fixed assets, intangible assets, pension and other post-employment benefit liabilities, and related adjustments to the provision for income taxes.

The unaudited pro forma information is provided for illustrative purposes only. It does not purport to represent what the consolidated results of operations would have been had the Birds Eye Foods Acquisition occurred on the date indicated above, nor does it purport to project the consolidated results of operations for any future period or as of any future date.

Year
ended
December 27, 2009
(unaudited)
Net sales	$2,548,439
Earnings before interest and taxes	$249,817
Net earnings	$312,508

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

Level 3:	Unobservable inputs that reflect the Company’s assumptions.
The Company’s financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value as of December 25, 2011	Fair Value Measurements Using Fair Value Hierarchy			Fair Value as of December 26, 2010	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate derivatives	$1,335	$—	$1,335	$—	$—	$—	$—	$—
Foreign currency derivatives	931	—	931	—	—	—	—	—
Corn derivatives	142	—	142	—	—	—	—	—
Diesel fuel derivatives	—	—	—	—	380	—	380	—
Natural gas derivatives	—	—	—	—	28	—	28	—
Total assets at fair value	$2,408	$—	$2,408	$—	$408	$—	$408	$—

Liabilities
Interest rate derivatives	$7,836	$—	$7,836	$—	$26,646	$—	$26,646	$—
Foreign currency derivatives	—	—	—	—	1,100	—	1,100	—
Diesel fuel derivatives	31	—	31	—	—	—	—	—
Wheat derivatives	1,584	—	1,584	—	—	—	—	—
Total liabilities at fair value	$9,451	$—	$9,451	$—	$27,746	$—	$27,746	$—

The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk.

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate, commodity, and foreign exchange forward curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of December 25, 2011 or December 26, 2010.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

In addition to the instruments named above, the Company also makes fair value measurements in connection with its annual goodwill and trade name impairment testing. These measurements would fall into level 3 of the fair value hierarchy. See note 2 for additional information regarding these measurements.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

5. Member's Equity and Equity-Based Compensation Expense

Member's Equity

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

Equity-based Compensation

The Company has two long-term incentive programs: The 2007 Stock Incentive Plan and 2007 Unit Plan. Equity-based compensation expense recognized during the period is based on the value of the portion of equity-based payment awards that is ultimately expected to vest during the period. As equity-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The authoritative guidance for equity compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company currently uses the Black-Scholes option-pricing model as its method of valuation for equity-based awards. Since the underlying equity is not publicly traded, the determination of fair value of equity-based payment awards on the date of grant using an option-pricing model is based upon estimates of enterprise value as well as assumptions regarding a number of highly complex and subjective variables. The estimated enterprise value is based upon forecasted cash flows for five years plus a terminal year and an assumed discount rate. The other variables used to determine fair value of equity-based payment awards include, but are not limited to, the expected stock price volatility of a group of industry comparable companies over the term of the awards, and actual and projected employee equity option exercise behaviors.

The fair value of the options granted during the fiscal year ended December 25, 2011 was estimated on the date of the grant using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	0.64%
Expected life of option	1.93 years
Expected volatility of Crunch stock	55%
Expected dividend yield on Crunch stock	0%

Volatility was based on the average volatility of a group of publicly traded food companies. The Company estimates the annual forfeiture rates to be 7.6% for the 2007 Stock Incentive Plan and 6.4% for the 2007 Unit Plan.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Expense Information

The following table summarizes equity-based compensation expense related to employee equity options and employee equity purchases under the authoritative guidance for equity compensation which was allocated as follows:

	Fiscal year ended
	December 25, 2011	December 26, 2010	December 27, 2009
Cost of products sold	$152	$394	$982
Marketing and selling expenses	463	1,936	172
Administrative expenses	502	2,184	1,962
Research and development expenses	34	213	74
Pre-Tax Equity-Based Compensation Expense	1,151	4,727	3,190
Income Tax Benefit	33	141	75
Net Equity-Based Compensation Expense	$1,118	$4,586	$3,115

As of December 25, 2011, cumulative unrecognized equity compensation expense of the unvested portion of shares for the Company's two long-term incentive programs was $13,218. The weighted average period over which vesting will occur is approximately 7.5 years for the 2007 Stock Incentive Plan and 7.7 years for the 2007 Unit Plan. The Company did not meet the Management EBITDA target in 2011 and as a result the Performance Options did not vest. The Company met the 2010 and 2009 Management EBITDA targets and as a result all previously issued Performance Options vested during 2010, thus resulting in an additional $1.7 million in equity-based compensation expense for the year. Options under the plan have a termination date of 10 years from the date of issuance.

2007 Stock Incentive Plan
Crunch Holding Corp, which continues to indirectly own all of the member interests in the Company, adopted a equity option plan (the “2007 Stock Incentive Plan”) providing for the issuance of up to 20,000 shares of Crunch's common stock. Pursuant to the option plan, certain officers, employees, managers, directors and other persons are eligible to receive grants of nonqualified stock options, as permitted by applicable law. Generally 25% of the options will vest ratably over five years (“Time-Vested Options”). Fifty percent of the options vest ratably over five years depending on if annual or cumulative Management EBITDA targets, as defined, are met (“Performance Options”). The final 25% of the options vest either on a change of control or similar event, if a 20% annual internal rate of return is attained by Blackstone (“Exit Options”). In addition, the plan was also revised to provide that if the EBITDA target is achieved in any two consecutive fiscal years during the employee's continued employment, then that year's and all prior years' performance options will vest and become exercisable, and if the exit options vest and become exercisable during the employees continued employment, then all the performance options will also vest and become exercisable.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

The following table summarizes the equity option transactions under the 2007 Stock Incentive Plan:

		Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Life	Aggregate Intrinsic Value (000's)
Outstanding - December 26, 2010		8,259	$491.74	$219.90	7.69

	Granted	820	688.00	208.27
	Exercised	(88)	465.31	218.37
	Forfeitures	(594)	473.54	144.67
Outstanding - December 25, 2011		8,397	$512.52	$219.63	6.96	939

Exercisable - December 25, 2011		3,275	$480.43	$222.99	6.16	$2,137
2007 Unit Plan
Peak Holdings, the parent of Crunch, adopted an equity plan (the “2007 Unit Plan”) providing for the issuance of profit interest units (PIUs) in Peak Holdings. Certain employees were given the opportunity to invest in Peak Holdings on April 1, 2007 through the purchase of Peak's Class A-2 Units. In addition, each manager who so invested was awarded profit interests in Peak Holdings in the form of Class B-1, Class B-2 and Class B-3 Units. Generally 25% of the PIUs will vest ratably over five years (“Class B-1 Units”). Fifty percent of the PIUs vest ratably over five years depending on whether annual or cumulative EBITDA targets are met (“Class B-2 Units”). The final 25% of the PIUs granted under the 2007 Equity Plans vest either on a change of control or similar event, if a 20% annual internal rate of return is attained by Blackstone (“Class B-3 Units”). The 2007 Unit Plan also provides that if the EBITDA target is achieved in any two consecutive fiscal years (excluding 2007 and 2008) during the employee's continued employment, then that year's and all prior years' Class B-2 units will vest and become exercisable, and if the Class B-3 units vest and become exercisable during the employees continued employment, then all the Class B-2 units will also vest and become exercisable. On April 1, 2010, the Company awarded a second tranche of PIUs to certain employees in the form of Class B-1 Units and Class B-2 Units. The Class B-1 Units and Class B-2 Units have the same vesting provisions as stated above.

The PIUs align the interest of management and the members by providing certain members of management an interest in the overall return earned by Blackstone upon the exit of their investment. The intrinsic value of the PIU's is based upon the enterprise value of the Company. The following table summarizes the activities under the 2007 Unit Plan:

		Number of Units	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Life	Aggregate Intrinsic Value (000's)
Outstanding - December 26, 2010		10,363	$2,234.79	7.73

	Granted	803	2,133.01
	Exercised	(137)	2,274.32
	Forfeitures	(291)	2,192.58
Outstanding - December 25, 2011		10,738	$2,227.82	6.91	10,607

Exercisable - December 25, 2011		4,047	$2,268.88	5.61	$24,101

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

6. Other Expense (Income), net

	Fiscal year ended
	December 25, 2011	December 26, 2010	December 27, 2009
Other expense (income), net consists of:
Amortization of intangibles/other assets	$16,175	$17,170	$16,824
Tradename impairment charges	25,300	29,000	1,300
Lehman Brothers Specialty Financing settlement	8,500	—	—
Gain on sale of the Watsonville, CA facility	(391)	—	—
Birds Eye Acquisition merger-related costs (Note 2)	(118)	224	24,090
Royalty income and other	(888)	(899)	—
Total other expense (income), net	$48,578	$45,495	$42,214

Tradename impairment charges. In 2011, the Company recorded tradename impairments of $23.7 million on Aunt Jemima breakfast, $1.2 million on Lender's and $0.4 million on Bernstein's. In 2010, the Company recorded an impairment of $29.0 million on the Hungry-Man tradename. In 2009, the Company recorded an impairment of $1.3 million on the Swanson tradename.
Lehman Brothers Specialty Financing settlement. On June 4, 2010, Lehman Brothers Special Financing ("LBSF") initiated a claim against the Company in LBSF’s bankruptcy proceeding for an additional payment from the Company of $19.7 million, related to certain derivative contracts which the Company had earlier terminated due to LBSF’s default as a result of its bankruptcy filing in 2008. On May 31, 2011, the Company and LBSF agreed to a settlement of LBSF’s June 4, 2010 claim. Under the terms of the settlement, the Company made a payment of $8.5 million in 2011 in return for LBSF’s full release of its claim.
Sale of the Watsonville, CA facility. On June 24, 2011, the Company completed the sale of our Watsonville, CA facility which had been recorded as an asset held for sale. The proceeds of the sale were $7.9 million and resulted in a $0.4 million gain recorded in Other Expense (Income), net in the fiscal year ended December 25, 2011.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

7. Balance Sheet Information

Accounts Receivable. Customer accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for cash discounts, returns and bad debts is our best estimate of the amount of uncollectible amounts in our existing accounts receivable. The Company determines the allowance based on historical discounts taken and write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance when the Company concludes it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to our customers. Accounts receivable are as follows:

	December 25, 2011	December 26, 2010
Customers	$154,949	$142,795
Allowances for cash discounts, bad debts and returns	(5,440)	(5,214)
Subtotal	149,509	137,581
Other receivables	10,472	7,677
Total	$159,981	$145,258

Following are the changes in the allowance for cash discounts, bad debts, and returns:

	Beginning			Ending
	Balance	Revenue Reductions	Deductions	Balance
Fiscal 2011	$5,214	$86,158	$(85,932)	$5,440
Fiscal 2010	3,826	84,618	(83,230)	5,214
Fiscal 2009	3,680	55,612	(55,465)	3,827

Inventories. Inventories are as follows:

	December 25, 2011	December 26, 2010
Raw materials, containers and supplies	$66,247	$39,528
Finished product	269,565	290,107
Total	$335,812	$329,635

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

Other Current Assets. Other Current Assets are as follows:

	December 25, 2011	December 26, 2010
Prepaid expenses	$6,540	$8,144
Prepaid income taxes	1,009	5,961
Assets held for sale	—	7,402
	$7,549	$21,507

Assets held for sale represents the estimated fair value of the former Birds Eye plant in Watsonville, CA, which was sold in 2011.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Plant Assets. Plant assets are as follows:

	December 25, 2011	December 26, 2010
Land	$18,001	$19,811
Buildings	163,397	148,746
Machinery and equipment	474,556	412,147
Projects in progress	50,610	25,063
Subtotal	706,564	605,767
Accumulated depreciation	(205,281)	(158,699)
Total	$501,283	$447,068

Depreciation was $72,299 during the fiscal year ended December 25, 2011, $60,879 during the fiscal year ended December 26, 2010 and $48,644 during the fiscal year ended December 27, 2009. As of December 25, 2011 and December 26, 2010, Plant Assets included assets under capital lease with a book value of $17,614 and $14,621 (net of accumulated depreciation of $5,257 and $2,779), respectively.
Accrued Liabilities. Accrued liabilities are as follows:

	December 25, 2011	December 26, 2010
Employee compensation and benefits	$50,891	$59,877
Consumer coupons	3,170	4,708
Interest payable	36,840	39,914
Accrued restructuring charges	4,076	6,816
Accrued financial instrument contracts (see note 12)	9,451	4,400
Other	24,357	27,031
Total	$128,785	$142,746
Other Long-Term Liabilities. Other long-term liabilities are as follows:

	December 25, 2011	December 26, 2010
Employee Compensation and Benefits	$9,589	$9,791
Deferred rent allowances	6,594	2,447
Liability for uncertain tax positions	1,788	3,728
Accrued financial instrument contracts (see note 12)	—	23,346
Other	4,128	3,698
Total	$22,099	$43,010

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

8. Goodwill, Tradenames and Other Assets
Goodwill
Goodwill by segment is as follows:

	Birds Eye Frozen	Duncan Hines Grocery	Specialty Foods	Total
Balance December 27, 2009	$575,958	$739,475	$243,747	$1,559,180
Birds Eye Acquisition adjustment	2,811	990	1,414	5,215
Balance, December 26, 2010	578,769	740,465	245,161	1,564,395
Impairments	(51,700)	—	(71,200)	(122,900)
Balance, December 25, 2011	$527,069	$740,465	$173,961	$1,441,495

The Company completed its annual goodwill impairment testing as of December 25, 2011. As a result of the testing, the Company recognized goodwill impairments of $122.9 million in our Frozen Breakfast, Private label, and Food Service reporting units. The impairment of $51.7 million in our breakfast reporting unit was driven by our strategic decision, during our annual planning cycle which occurs during the fourth quarter each year, to discontinue substantial portions of our low margin products on a prospective basis, and the aggressive re-entry of a key competitor into the market. This impairment is reported in the Birds Eye Frozen segment. The impairments of $49.7 million and $21.5 million in our Private Label and Food Service reporting units, respectively, were driven by the loss of a large customer account during the fourth quarter, compressed operating margins resulting from higher ingredient costs, as well as our strategic decision to discontinue various lower margin products during our annual planning cycle which occurs during the fourth quarter each year. These charges are reported in the Specialty Foods Segment. All goodwill impairments are recorded in the Goodwill impairment charge line in the Consolidated Statements of Operations.

Tradenames

Tradenames by segment are as follows:

	Birds Eye	Duncan Hines	Specialty
	Frozen	Grocery	Foods	Total
Balance, December 27, 2009	$850,580	$772,232	$36,000	$1,658,812
Impairment	(29,000)	—	—	(29,000)
Balance, December 26, 2010	821,580	772,232	36,000	1,629,812
Impairments	(24,900)	(400)	—	(25,300)
Balance, December 25, 2011	$796,680	$771,832	$36,000	$1,604,512

In December 2011, the Company recorded an impairment charge of $23.7 million for its Aunt Jemima breakfast tradename and $1.2 million of its Lender's tradename all of which is reported in the Birds Eye Frozen segment. In December 2011, the Company also recorded an impairment charge of $0.4 million for its Bernstein's tradename which is reported in the Duncan Hines Grocery segment. In December 2010, the Company recorded an impairment charge of $29.0 million for its Hungry-Man tradename which is reported in the Birds Eye Frozen segment. All impairment charges were the result of the Company's reassessment of the long-term sales projections for its branded products during our annual planning cycle which occurs during the fourth quarter each year. These costs were recorded Other expense (income), net on the Consolidated Statements of Operations.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Other Assets

	December 25, 2011
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(25,084)	$27,726
Customer relationships - Distributors	36	125,746	(22,947)	102,799
Customer relationships - Food Service	7	36,143	(28,472)	7,671
Customer relationships - Private Label	7	9,214	(7,989)	1,225
License	7	4,875	(1,500)	3,375
Total amortizable intangibles		$228,788	$(85,992)	$142,796
Deferred financing costs		77,112	(46,228)	30,884
Financial instruments (see note 10)		1,335	—	1,335
Other (1)		3,834	—	3,834
Total other assets, net				$178,849
	Amortizable intangibles by segment
	Birds Eye Frozen			$76,054
	Duncan Hines Grocery			53,948
	Specialty Foods			12,794
				$142,796

	December 26, 2010
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(19,804)	$33,006
Customer relationships - Distributors	36	125,489	(16,755)	108,734
Customer relationships - Food Service	7	36,143	(25,063)	11,080
Customer relationships - Private Label	7	9,214	(7,445)	1,769
License	7	4,875	(750)	4,125
Total amortizable intangibles		$228,531	$(69,817)	$158,714
Deferred financing costs		76,391	(35,166)	41,225
Other (1)		428	—	428
Total other assets, net				$200,367
	Amortizable intangibles by segment
	Birds Eye Frozen			$82,749
	Duncan Hines Grocery			59,205
	Specialty Foods			16,760
				$158,714

(1) As of December 25, 2011, Other consists of security deposits. As of December 26, 2010, Other consists of a notes receivable from one of our co-packers.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Amortization of intangible assets was $16,175 for the fiscal year ended December 25, 2011, $17,170 for the fiscal year ended December 26, 2010 and $16,824 for the fiscal year ended December 27, 2009. Estimated amortization expense for each of the next five years and thereafter is as follows: 2012 - $15,828; 2013 - $15,489; 2014 - $12,205; 2015 - $10,916; 2016 - $10,259 and thereafter - $78,099.

Deferred Financing Costs

As discussed in Note 10, the Company refinanced its existing Tranche C Term Loans on August 17, 2010 by issuing $400.0 million 8.25% Senior Notes due 2017 (the “8.25% Senior Notes”) and entering into an amendment to the Senior Secured Credit Facility pursuant to which the Company borrowed incremental term loans (the “Tranche D Term Loans”) in an aggregate principal amount of $442.3 million. In accordance with the authoritative guidance for debt extinguishments and modifications, the lending relationship between the Company and each bank in the original lending syndicate was examined and determined to be either a modification or an extinguishment. As a result of this analysis, the Company recorded interest expense in the Consolidated Statements of Operations during the fiscal year ended December 26, 2010 for the write-off of $11,633 of deferred financing costs and $5,648 of original issue discount related to extinguished lending relationships from the Tranche C Term Loans. In addition, the Company incurred approximately $3,880 of legal, consulting and placement fees in connection with the Tranche D Term Loans. Of the fees incurred, $3,221 were costs of modifying existing lending relationships and thus the Company charged to interest expense in the Consolidated Statements of Operations during the third quarter of 2010. The remaining $660 of fees related to obtaining new lending relationships and thus was deferred. The Company also incurred approximately $8,790 of legal, consulting, audit and placement fees in connection with the execution of the 8.25% Senior Notes, all of which were deferred. All costs deferred in connection with the above transactions were recorded in the Other assets, net line on the Consolidated Balance Sheets.
All deferred financing costs, which relate to the Senior Secured Credit Facility, Senior Notes and Senior Subordinated Notes are amortized into interest expense over the life of the related debt facility using the effective interest method. Amortization of the deferred financing costs was $11,062 during the fiscal year ended December 25, 2011, $13,541 during the fiscal year ended December 26, 2010 and $10,230 during the fiscal year ended December 27, 2009.
The following summarizes deferred financing cost activity:

	Gross Carrying Amount	Accumulated Amortization	Net
Balance, December 27, 2009	$80,730	$(23,833)	$56,897
2010 - Additions	10,002	—	10,002
- Amortization	—	(13,541)	(13,541)
-Term C Loan Write Off	(13,841)	2,208	(11,633)
- Other	(500)	—	(500)
Balance, December 26, 2010	$76,391	$(35,166)	$41,225
2011 - Additions	721	—	721
- Amortization	—	(11,062)	(11,062)
Balance, December 25, 2011	$77,112	$(46,228)	$30,884

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

9. Restructuring Charges

Rochester, NY Office
The Rochester, NY office was the former headquarters of Birds Eye Foods, Inc., which was acquired by the Company on December 23, 2009. In connection with the consolidation of activities into the Company’s New Jersey offices, the Rochester office was closed in December 2010. Notification letters under the Worker Adjustment and Retraining Notification Act of 1988 were issued in the first quarter of 2010. Activities related to the closure of the Rochester office began in the second quarter of 2010 and resulted in the elimination of approximately 200 positions. In addition, the Company recognized lease termination costs in 2010 due to the discontinuation of use of the Birds Eye Foods’ corporate headquarters.

The total cost of termination benefits recorded in the Administrative expenses line on the Consolidated Statements of Operations for the fiscal year ended December 26, 2010 was $11,393 and was recorded in the segments as follows: Birds Eye Frozen segment - $8,052; Duncan Hines Grocery segment - $2,076 and Specialty Foods segment - $1,265.

In addition to the termination benefits, the Company recorded net lease termination costs of $1,206 for the fiscal year ended December 26, 2010 related to vacating the Birds Eye Foods’ Corporate headquarters prior to the expiration of the lease.

Tacoma, WA Plant
On December 3, 2010, in an effort to improve our supply chain operations, the Company announced the closure of the Tacoma, WA plant and the consolidation of production into our Fort Madison, IA plant and recorded employee termination benefits of $30 and $1,533 in the fiscal years ended December 25, 2011 and December 26, 2010, respectively. In connection with this project, we significantly expanded our Fort Madison plant and hired approximately 65 new employees at that location. The Tacoma plant ceased production in June 2011 and the closure resulted in the termination of approximately 160 employees. In addition to termination benefits, the Company recorded asset retirement obligations of $1,026 at Tacoma in the fiscal year ended December 26, 2010, which were capitalized and depreciated over the remaining useful life of the plant. In the fiscal year ended December 25, 2011, the Company recorded additional asset retirement obligation expenses of $523, which were expensed immediately. The Company recorded accelerated depreciation costs of $4,782 in the fiscal year ended December 25, 2011. In addition, the Company recorded asset impairment charges of $1,286 in the fiscal year ended December 25, 2011, upon ceasing use of the facility at the end of the second quarter. All restructuring charges related to the closure of the Tacoma, WA plant are recorded in the Duncan Hines Grocery segment and in the Cost of products sold line on the Consolidated Statements of Operations.
Fulton, NY Plant
On April 15, 2011, the Company announced plans to consolidate the Birds Eye® brand’s Fulton, NY plant operations into the Darien, WI and Waseca, MN facilities in order to locate vegetable processing closer to the crop growing region and thus reduce the related freight costs. In connection with this project, we made significant capital investments in our Darien, WI and Waseca, MN plants and hired approximately 150 new employees at these facilities. The Fulton facility closed at the end of December, 2011 and resulted in the termination of approximately 270 employees. The Company recorded termination costs of $1,680 in the fiscal year ended December 25, 2011. In addition, the Company recorded accelerated depreciation costs of $9,295 in the fiscal year ended December 25, 2011. All restructuring charges related to the closure of the Fulton, NY plant are recorded in the Birds Eye Frozen segment and in the Cost of products sold line on the Consolidated Statements of Operations.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

The following table summarizes restructuring charges accrued as of December 25, 2011.

Description	Balance, December 27, 2009	Expense	Other Increases		Noncash Reductions	Cash Reductions	Balance, December 26, 2010
Facility shutdowns	$—	$1,206	$1,025	(1)		$(380)	$1,851
Employee severance	70	12,926			(70)	(6,830)	6,096
Total	$70	$14,132	$1,025		$(70)	$(7,210)	$7,947

Description	Balance, December 26, 2010	Expense	Other Increases		Noncash Reductions	Cash Reductions	Balance, December 25, 2011
Facility shutdowns	$1,851	$523				$(1,173)	$1,201
Employee severance	6,096	1,710				(4,931)	2,875
Total	$7,947	$2,233	$—		$—	$(6,104)	$4,076

(1) Consists of asset retirement obligation for Tacoma, WA facility.

Accrued restructuring charges were $4,076 as of December 25, 2011 and were recorded on the Consolidated Balance Sheets in Accrued liabilities. Accrued restructuring charges were $7,947 as of December 26, 2010, of which $6,816 was recorded in Accrued liabilities and $1,131 was recorded in Other long-term liabilities on the Consolidated Balance Sheets.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

10. Debt and Interest Expense

	December 25, 2011	December 26, 2010
Short-term borrowings
- Notes payable	$1,708	$1,591
Total short-term borrowings	$1,708	$1,591
Long-term debt
- Senior Secured Credit Facility - Tranche B Term Loans due 2014	$1,196,875	$1,199,422
- Senior Secured Credit Facility - Tranche D Term Loans due 2014	313,194	368,194
- 9.25% Senior Notes due 2015	625,000	625,000
- 8.25% Senior Notes due 2017	400,000	400,000
- 10.625% Senior Subordinated Notes due 2017	199,000	199,000
- Unamortized discount on long term debt	(2,712)	(3,917)
- Capital lease obligations	22,954	14,256
	2,754,311	2,801,955
Less: current portion of long-term obligations	15,661	4,648
Total long-term debt	$2,738,650	$2,797,307

Interest expense	Fiscal year ended
	December 25, 2011	December 26, 2010	December 27, 2009
Third party interest expense	$165,611	$179,209	$90,899
Related party interest expense	6,172	4,996	1,446
Amortization of debt acquisition costs (Note 6)	11,062	13,541	10,230
Write off of debt issue costs (Note 8)	—	11,633	—
Write off of discount on term loan	—	5,648	—
Amortization of deferred mark-to-market adjustment on terminated swap (Note 12)	2,119	3,295	4,429
Interest rate swap losses (Note 12)	23,355	17,682	14,163
Total interest expense	$208,319	$236,004	$121,167

Senior Secured Credit Facility

The Senior Secured Credit Agreement (the “Senior Secured Credit Facility”) consists of (i) term loans in an initial aggregate amount of $1,250.0 million (the “Tranche B Term Loans”); (ii) term loans issued on August 17, 2010 in an initial aggregate principal amount of $442.3 million (the “Tranche D Term Loans”) and (iii) revolving credit commitments in the aggregate amount of $150.0 million (the “Revolving Credit Facility”). The Tranche B and Tranche D Term Loans mature April 2, 2014. The Revolving Credit Facility matures April 2, 2013. The Senior Secured Credit Facility as well as our various notes referenced below, subject the company to various financial and non-financial covenants.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

On August 17, 2010 the Company entered into an amendment to the Senior Secured Credit Facility, which provided for incremental term loans in the amount of $442.3 million (the “Tranche D Term Loans). The proceeds from the Tranche D Term Loans, along with the proceeds from the 8.25% Senior Notes described below were used to repay the outstanding Tranche C Term Loans. In accordance with the authoritative guidance for debt extinguishments and modifications, the lending relationship between the Company and each bank in the original lending syndicate was examined and determined to be either a modification or an extinguishment. As a result of this analysis, the Company recorded interest expense in the Consolidated Statements of Operations for the write-off of $11,633 of deferred financing costs and $5,648 of original issue discount related to extinguished lending relationships from the Tranche C Term Loans. In addition, the Company incurred approximately $3,880 of legal, consulting and placement fees in connection with the Tranche D Term Loans. Of the fees incurred, $3,221 were costs of modifying existing lending relationships and thus the Company charged interest expense in the Consolidated Statements of Operations during the third quarter of 2010. The remaining $660 of fees related to obtaining new lending relationships and thus was deferred. The Company also incurred approximately $8,790 of legal, consulting, audit and placement fees in connection with the offering of the 8.25% Senior Notes, all of which were deferred. All costs deferred in connection with the above transactions were recorded in Other Assets, net on the Consolidated Balance Sheets.
There were no borrowings outstanding under the Revolving Credit Facility as of December 25, 2011 and December 26, 2010. There have been no borrowings under the revolver during 2010 or 2011.
The total combined amount of the Tranche B Term Loans and Tranche D Term Loans that were owed to affiliates of The Blackstone Group L.P. as of December 25, 2011 and December 26, 2010, was $121,992 and $125,698, respectively.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility. For the fiscal years ended December 25, 2011, December 26, 2010 and December 27, 2009, the weighted average interest rate on the term loan components of the Senior Credit Facility was 3.51%, 4.44% and 3.13%, respectively. As of December 25, 2011 and December 26, 2010, the interest rate on the revolving credit facility was 2.79% and 2.76%, respectively, however, no borrowings were made during 2010 or 2011. For the fiscal year ended December 27, 2009, the weighted average interest rates on the Revolving Credit Facility was 3.19%. As of December 25, 2011 and December 26, 2010 the Eurocurrency interest rate on the term loan facility was 3.46% and 3.52%, respectively.
The Company pays a fee for all outstanding letters of credit drawn against the Revolving Credit Facility at an annual rate equivalent to the Applicable Margin then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility cannot exceed $50,000. As of December 25, 2011 and December 26, 2010, the Company had utilized $33,568 and $34,187, respectively of the Revolving Credit Facility for letters of credit. As of December 25, 2011 and December 26, 2010, there were no borrowings under the Revolving Credit Facility. As of December 25, 2011 and December 26, 2010, respectively, there was $116,432 and $115,813 of borrowing capacity under the Revolving Credit Facility, of which $16,432 and $15,813 was available to be used for letters of credit.
Under the terms of the Senior Secured Credit Facility, the Company is required to use 50% of its “Excess Cash Flow” to prepay the Tranche B Term Loans and the Tranche D Term Loans. Excess Cash Flow is defined as consolidated net income (as defined), as adjusted for certain items, including (1) all non cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principal payments of indebtedness and (5) certain other items defined in the Senior Secured Credit Facility. In December 2011 and 2010 the Company made voluntary prepayments on its Tranche D terms loans of $55.0 million and $73 million, respectively. As a result of these prepayments, no payment was due under the Excess Cash Flow requirements of Senior Secured Credit Facility for the 2010 reporting year and no payment is expected to be due to the 2011 reporting year.

The Tranche B Term Loans mature in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the Tranche B Term Loan outstanding as of December 25, 2011 are $12.5 million in 2012, $12.5 million in 2013 and $1,171.9 million in 2014. The aggregate maturities of the Tranche D Term Loans outstanding as of December 25, 2011 are no payments due in 2012 and 2013, with a lump sum payment of $313.2 million due in 2014.

Pursuant to the terms of the Senior Secured Credit Facility, if at any time there are borrowings outstanding under the revolving credit facility in an aggregate amount greater than $10.0 million, the Company is required to maintain a ratio of consolidated total senior secured debt to EBITDA (as defined in the Senior Secured Credit Facility) for the most recently concluded four consecutive fiscal quarters (the “Senior Secured Leverage Ratio”) of less than 4.00:1. Consolidated total senior secured debt is defined under the Senior Secured Credit Facility as aggregate consolidated secured indebtedness of the Company less the aggregate amount of all unrestricted cash and cash equivalents. In addition, under the Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio, in the case of the Senior Secured Credit Facility, or to the ratio of EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters or the Senior Secured Leverage Ratio, in the case of the Senior Notes and the Senior Subordinated Notes. The Senior Secured Credit Facility also permits restricted payments up to an aggregate amount of (together with certain other amounts) the greater of $50 million and 2% of our consolidated total assets, so long as no default has occurred and is continuing and our pro forma Senior Secured Leverage Ratio would be no greater than 4.25 to 1.00. As of December 25, 2011 the Company is in compliance with all covenants and other obligations under the Senior Secured Credit Facility, the Senior Notes and the Senior Subordinated Notes.
Senior Notes and Senior Subordinated Notes
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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

The 9.25% Senior Notes and the 8.25% Senior Notes are general unsecured obligations of the Company, effectively subordinated in right of payment to all existing and future senior secured indebtedness of the Company and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company. The Senior Subordinated Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company. See Note 18 to the Consolidated Financial Statements for Guarantor and Nonguarantor Financial Statements.
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
The Company currently may redeem the 9.25% Senior Notes, and in the future may redeem the 8.25% Senior Notes or the Senior Subordinated Notes, at the redemption prices listed below, if redeemed during the twelve-month period beginning on April 1st (for the 9.25% Senior Notes and Senior Subordinated Notes) or September 1st (for the 8.25% Senior Notes) of each of the years indicated below:

9.25% Senior Notes		8.25% Senior Notes
Year	Percentage	Year	Percentage
2012	102.313%	2013	106.188%
2013 and thereafter	100.000%	2014	104.125%
		2015	102.063%
		2016 and thereafter	100.000%

Senior Subordinated Notes
Year	Percentage
2012	105.313%
2013	103.542%
2014	101.771%
2015 and thereafter	100.000%

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
As market conditions warrant, the Company and its subsidiaries, affiliates or significant equity holders (including The Blackstone Group L.P. and its affiliates) may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 25, 2011, is as follows:

	December 25, 2011
Issue	Face Value	Fair Value
Senior Secured Credit Facility - Tranche B Term Loans	$1,196,875	$1,169,945
Senior Secured Credit Facility - Tranche D Term Loans	313,194	313,977
9.25% Senior Notes	625,000	642,188
8.25% Senior Notes	400,000	416,000
10.625% Senior Subordinated Notes	199,000	209,448
	$2,734,069	$2,751,558

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
The Company uses a measurement date for the pension benefit plans that coincides with its year end.
The Company has two defined benefit plans (Pinnacle Foods Pension Plan and the Birds Eye Foods Pension Plan), two 401(k) plans and participates in a multi-employer defined benefit plan.
Pinnacle Foods Pension Plan
The Company maintains a non-contributory defined benefit pension plan (the “Pinnacle Foods Pension Plan”) that covers eligible union employees and provides benefits generally based on years of service and employees’ compensation. The Pinnacle Foods Pension Plan is funded in conformity with the funding requirements of applicable government regulations. Plan assets consist principally of cash equivalents, equity and fixed income common collective trusts. Plan assets do not include any of the Company’s own equity or debt securities.

As a result of the negotiations for a new collective bargaining agreement with the union at our Imlay City, MI location, effective May 11, 2010 pension benefits were frozen for certain participants. This resulted in a curtailment gain of $2,646 that was recognized in accumulated other comprehensive income during the second quarter of 2010 and a related $992 curtailment loss that was recognized in cost of products sold.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

	Pinnacle Foods Pension Plan
	Pension Benefits
	Fiscal year ended
	December 25, 2011	December 26, 2010	December 27, 2009
Change in Benefit Obligation
Net benefit obligation at beginning of the period	$83,814	$78,740	$75,212
Service cost	893	1,228	1,815
Interest cost	4,263	4,558	4,437
Amendments	—	—	—
Actuarial (gain) loss	7,388	6,173	1,208
Gross benefits paid	(4,698)	(4,239)	(3,932)
Curtailment gain	—	(2,646)	—
Net benefit obligation at end of the period	91,660	83,814	78,740

Change in Plan Assets
Fair value of plan assets at beginning of the period	55,226	45,948	38,705
Employer contributions	6,829	8,881	2,777
Actual return on plan assets	445	4,636	8,398
Gross benefits paid	(4,698)	(4,239)	(3,932)
Fair value of plan assets at end of the period	57,802	55,226	45,948

Funded status at end of the year	$(33,858)	$(28,588)	$(32,792)

Amounts recognized in the Consolidated Balance Sheets
Accrued pension benefits	$(33,858)	$(28,588)	$(32,792)
Net amount recognized at end of the period	$(33,858)	$(28,588)	$(32,792)

Amounts recognized in Accumulated Other Comprehensive Loss
Net loss / (gain)	$30,802	$20,339	$18,656
Prior service cost	345	386	1,456
Net amount recognized at end of the period	$31,147	$20,725	$20,112

Accumulated benefit obligation	88,196	79,753	71,860

Weighted average assumptions
Discount rate	4.59%	5.45%	5.94%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	3.00%	3.00%	3.00%

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

The following represents the components of net periodic benefit cost:

Pension Benefits	Pinnacle Foods Pension Plan
	Fiscal year ended
	December 25, 2011	December 26, 2010	December 27, 2009
Service cost	$893	$1,228	$1,815
Interest cost	4,263	4,558	4,437
Expected return on assets	(4,244)	(3,611)	(2,867)
Amortization of:
prior service cost	42	77	142
actuarial loss	724	819	1,377
Curtailment loss	—	992	—
Net periodic cost	$1,678	$4,063	$4,904

Weighted average assumptions:
Discount rate	5.45%	5.87%	6.05%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	3.00%	3.00%	3.00%

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

Plan Assets

The Company's pension plan weighted-average asset allocations at December 25, 2011 and December 26, 2010, by asset category, are as follows:

	December 25, 2011	December 26, 2010
Asset category
Equity securities	59%	60%
Debt securities	36%	35%
Cash	5%	5%
Total	100%	100%

The Company's investment policy for the Pinnacle Foods Pension Plan is to invest approximately 60% of plan assets in equity securities, 35% in fixed income securities, and 5% in cash or cash equivalents. Periodically, the plan assets are rebalanced to maintain these allocation percentages and the investment policy is reviewed. Within each investment category, assets are allocated to various investment styles. Professional managers manage all assets and a consultant is engaged to assist in evaluating these activities. The expected long-term rate of return on assets was determined by assessing the rates of return on each targeted asset class, return premiums generated by portfolio management and by comparison of rates utilized by other companies.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

The following table summarizes the Pinnacle Foods Pension Plan's investments measured at fair value on a recurring basis:

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

Level 3:	Unobservable inputs that reflect the Company's assumptions.

	Fair Value as of December 25, 2011	Fair Value Measurements Using Fair Value Hierarchy			Fair Value as of December 26, 2010	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Short-term investments:
Short-term Investment Fund	$2,827	$2,827	$—	$—	$2,744	$2,744	$—	$—
Equity Common/collective trusts:
Small Capitalization Fund	1,142	—	1,142	—	1,097	—	1,097	—
Large Capitalization Structured Equity Fund	7,883	—	7,883	—	7,682	—	7,682	—
International Fund	9,436	—	9,436	—	9,329	—	9,329	—
Growth Fund	5,652	—	5,652	—	5,484	—	5,484	—
U.S. Value Fund	9,646	—	9,646	—	9,329	—	9,329	—
Fixed Income Common/collective trusts:
Long Credit Fixed Income Fund	18,696	—	18,696	—	—	—	—	—
Ultra Duration Fixed Income Fund	2,136	—	2,136	—	—	—	—	—
Fixed Income Fund	—	—	—	—	19,207	—	19,207	—
Total assets at fair value	$57,418	$2,827	$54,591	$—	$54,872	$2,744	$52,128	$—

The plan had $54,591 and $52,128 of investments in common and collective trusts which are reported at fair value and categorized as level 2 in the above tables as of December 25, 2011 and December 26, 2010, respectively. The plan has concluded that net asset value (“NAV”) reported by the underlying funds approximates fair market value of these investments. The investments are redeemable with the fund at NAV under the original terms of the partnership agreements and/or subscription agreements and the operations of the underlying funds. However, it is possible that these redemption rights may be restricted or eliminated by the funds in the future in accordance with the underlying fund agreements.

As of December 25, 2011, total assets at fair value of $57,418 do not include a $384 receivable from broker that is included in total assets of the plan of $57,802. As of December 26, 2010, total assets at fair value of $54,872 do not include a $354 receivable from broker that is included in total assets of the plan of $55,226.

Cash Flows
Contributions. The Company made contributions to the Pinnacle Foods Pension Plan totaling $6.8 million in fiscal 2011, $8.9 million in fiscal 2010 and $2.8 million in fiscal 2009. In fiscal 2012, the Company expects to make contributions of $4.7 million.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Birds Eye Foods Pension Plan
The Company’s Birds Eye Foods Pension Plan (the “Birds Eye Foods Pension Plan”) consists of hourly and salaried employees and has primarily non-contributory defined-benefit schedules. Benefits for the salaried employees have been frozen since the plan was acquired. In 2010, the pension plan benefits for certain locations were frozen. The curtailment gain recorded in cost of products sold during the fiscal year ended December 26, 2010 was $588. In connection with our supply chain improvement project, we terminated approximately 134 participants from our Tacoma, WA location during the third quarter of 2011. The reduction in planned future service resulted in a plan curtailment, which decreased Accrued pension benefits and Accumulated other comprehensive income by $4,975.
The Company acquired an Excess Benefit Retirement Plan from Birds Eye Foods, which serves to provide employees with the same retirement benefit they would have received from Birds Eye’s retirement plan under the career average base pay formula. Benefits for this plan are frozen.
The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) which provides additional retirement benefits to two prior executives of Birds Eye Foods who retired prior to November 4, 1994. Expenses and liabilities for the SERP plan are grouped with those of the Birds Eye Pension Plan in all disclosures listed herein.
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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

	Birds Eye Foods Pension Plan
	Pension Benefits
	Fiscal year ended
	December 25, 2011	December 26, 2010	December 27, 2009
Change in Benefit Obligation
Net benefit obligation at beginning of the period	$155,854	$148,890	$148,890
Service cost	537	2,086	—
Interest cost	8,200	8,221	—
Participant contributions	22	14	—
Actuarial (gain) loss	27,567	7,564	—
Gross benefits paid	(12,148)	(10,333)	—
Curtailment gain	(4,975)	(588)	—
Net benefit obligation at end of the period	175,057	155,854	148,890

Change in Plan Assets
Fair value of plan assets at beginning of the period	108,446	101,710	101,710
Employer contributions	9,471	4,741	—
Participant contributions	22	14	—
Actual return on plan assets	12,874	12,314	—
Gross benefits paid	(12,147)	(10,333)	—
Fair value of plan assets at end of the period	118,666	108,446	101,710

Funded status at end of the year	$(56,391)	$(47,408)	$(47,180)

Amounts recognized in the Consolidated Balance Sheets
Accrued pension benefits	$(55,892)	$(46,953)	$(46,459)
Accrued pension benefits (part of accrued liabilities)	(499)	(455)	(721)
Net amount recognized at end of the period	$(56,391)	$(47,408)	$(47,180)

Amounts recognized in Accumulated Other Comprehensive Loss
Net loss / (gain)	$20,797	$3,455	$ -
Net amount recognized at end of the period	$20,797	$3,455	$—

Accumulated benefit obligation	174,399	152,202	144,400

Weighted average assumptions
Discount rate	4.51%	5.27%	5.80%
Expected return on plan assets	7.00%	7.00%	8.00%
Rate of compensation increase	3.00%	3.00%	3.80%

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

The following represents the components of net periodic benefit cost:

Pension Benefits	Birds Eye Foods Pension Plan
	Fiscal year ended
	December 25, 2011	December 26, 2010
Service cost	$537	$2,086
Interest cost	8,200	8,221
Expected return on assets	(7,634)	(8,205)
Amortization of:
actuarial loss	9	—
Curtailment gain	—	(588)
Net periodic cost	$1,112	$1,514

Weighted average assumptions:
Discount rate	5.31%	5.67%
Expected return on plan assets	7.00%	8.00%
Rate of compensation increase	3.00%	3.80%

There was no significant pension expense related to this plan between our acquisition date of Birds Eye Foods on December 23, 2009 and our fiscal year end of December 27, 2009.

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

Plan Assets

The following table sets forth the weighted-average asset allocations of the Company's pension plans by asset category:

	December 25, 2011	December 26, 2010
Asset category
Equity securities	39%	45%
Debt securities	59%	52%
Cash	2%	3%
Total	100%	100%

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)
The following table summarizes the Birds Eye Food Pension Plan's investments measured at fair value on a recurring basis:

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

Level 3:	Unobservable inputs that reflect the Company's assumptions.

	Fair Value as of December 25, 2011	Fair Value Measurements Using Fair Value Hierarchy			Fair Value as of December 26, 2010	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Short-term investments:
Short-term Investment Fund	$2,593	$2,593	$—	$—	$3,281	$3,281	$—	$—
Equity Common/collective trusts:
The Northern Trust Extended Index Fund	8,755	—	8,755	—	9,477	—	9,477	—
The Northern Trust Collective S&P 500 Index Fund	29,352	—	29,352	—	29,879	—	29,879	—
Equity Mutual Funds:
American Funds Euro Pacific Growth Fund	8,300	8,300	—	—	9,522	9,522	—	—
Fixed Income Mutual Funds:
PIMCO Long Term U.S Government Fund	69,838	69,838	—	—	55,867	55,867	—	—
Debt Securities	—	—	—	—	407	—	407	—
Total assets at fair value	$118,838	$80,731	$38,107	$—	$108,433	$68,670	$39,763	$—
The plan had $38,107 and $39,763 of investments in common and collective trusts which are reported at fair value and categorized as level 2 in the above tables as of December 25, 2011 and December 26, 2010, respectively. The plan has concluded that net asset value (“NAV”) reported by the underlying funds approximates fair market value of these investments. The investments are redeemable with the fund at NAV under the original terms of the partnership agreements and/or subscription agreements and the operations of the underlying funds. However, it is possible that these redemption rights may be restricted or eliminated by the funds in the future in accordance with the underlying fund agreements.

As of December 25, 2011, total assets at fair value of $118,838 do not include certain broker payables of $172 that are included in total assets of the plan of $118,666. As of December 26, 2010, total assets at fair value of $108,433 do not include certain broker receivables of $13 that are included in total assets of the plan of $108,446.

Cash Flows
Contributions. The Company made contributions to the Pinnacle Foods Pension Plan totaling $9.1 million in fiscal 2011 and $4.3 million in fiscal 2010. In fiscal 2012, the Company expects to make contributions of $9.4 million.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Estimated Future Benefit Payments for all Plans

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pinnacle Foods Pension Plan	Birds Eye Foods Pension Plan
2012	4,109	8,091
2013	3,920	8,358
2014	3,850	8,712
2015	3,786	9,420
2016	3,631	9,211
2017-2021	20,177	53,160

Savings Plans

Employees participate in 401(k) plans. Pinnacle matches 50% of employee contributions up to five percent of compensation for union employees after one year of continuous service and six percent of compensation for salaried employees and it is our current intent to continue the match at these levels. Employer contributions made by the Company relating to this plan were $4,249 for fiscal 2011, $4,269 for fiscal 2010 and $2,784 for fiscal 2009.

In addition, the Company acquired a Non-Qualified 401(k) Plan from Birds Eye Foods. Under the Non-Qualified 401(k) Plan, the Company allocates matching contributions for the benefit of "highly compensated employees" as defined under Section 414(q) of the Internal Revenue Code. The plan ceased accepting future contributions on April 1, 2010.
Multi-employer Plans

Pinnacle contributes to the United Food and Commercial Workers International Union Industry Pension Fund (EIN 51-6055922) (the "UFCW Plan") under the terms of the collective-bargaining agreement with our Fort Madison employees. The collective bargaining agreement expires during September 2012. In 2011 and 2010, contributions were $0.6 million, and $1.8 million to the UFCW Plan, respectively. The Company was not required to make contributions in 2009. Our contributions to this plan are paid monthly based upon the number of employees. They represent less than 5% of the total contributions received by this plan during the most recent plan year.

The risks of participating in multi-employer plans are different from single-employer plans in the following aspects: (a) assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers, (b) if a participating employer stops contributing to the multi-employer plan, the unfunded obligations of the plan may be borne by the remaining participating employers and (c) if Pinnacle chooses to stop participating in the plan, the Company may be required to pay a withdraw liability based on the underfunded status of the plan.

The UFCW Plan received a Pension Protection Act “green” zone status for plan year beginning July 1, 2011. The zone status is based on information the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the green zone are at least 80 percent funded. The UFCW Plan did not utilize any extended amortization provisions that effect its placement in the "green" zone. The UFCW Plan has never been required to implement a funding improvement plan nor is one pending at this time.

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
Certain parts of the Company’s foreign operations in Canada expose the Company to fluctuations in foreign exchange rates. The Company’s goal is to reduce its exposure to such foreign exchange risks on its foreign currency cash flows and fair value fluctuations on recognized foreign currency denominated assets, liabilities and unrecognized firm commitments to acceptable levels primarily through the use of foreign exchange-related derivative financial instruments. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency. The Company does not enter into these transactions for non-hedging purposes.
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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the fiscal years ended December 25, 2011, December 26, 2010, and December 27, 2009 such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of December 25, 2011, the Company had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	8	$1,069,597	0.58% - 3.33%	USD-LIBOR-BBA	Feb. 2009 - Aug. 2011	Jan. 2012 - Apr. 2014
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive (loss) income (“AOCI”) on the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $7,981 will be reclassified as an increase to Interest expense.

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
Cash Flow Hedges of Foreign Exchange Risk
The Company’s operations in Canada expose the Company to changes in the U.S. Dollar – Canadian Dollar ("USD-CAD") foreign exchange rate. From time to time, the Company’s Canadian subsidiary purchases inventory denominated in U.S. Dollars ("USD"), a currency other than its functional currency. The subsidiary sells that inventory in Canadian dollars. The subsidiary uses currency forward and collar agreements to manage its exposure to fluctuations in the USD-CAD exchange rate. Currency forward agreements involve fixing the USD-CAD exchange rate for delivery of a specified amount of foreign currency on a specified date. Currency collar agreements involve the sale of Canadian Dollar ("CAD") currency in exchange for receiving U.S. dollars if exchange rates rise above an agreed upon rate and sale of USD currency in exchange for receiving CAD dollars if exchange rates fall below an agreed upon rate at specified dates.
As of December 25, 2011, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate in ("CAD")	Notional Purchased in Aggregate in ("USD")	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	12	$48,100	$47,942	0.999-1.007	Feb. 2011	Jan. 2012 - Dec. 2012

The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI on the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portions of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, are recognized directly in Cost of products sold in the Consolidated Statements of Operations.
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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

As of December 25, 2011, the Company had the following derivative instruments that were not designated in qualifying hedging relationships:

Product	Number of Instruments	Notional Amount	Price/Index	Trade Dates	Maturity Dates
Diesel Fuel Swap	6	8,400,391 Gallons	$3.75 - $4.01 per Gallon	May 2011 - Sep. 2011	Jan. 2012 - Dec. 2012
Corn Swap	1	625,000 Bushels	$5.47 - $6.41 per Bushel	Mar. 2011	Mar. 2012
Wheat Swaps	4	955,000 Bushels	$7.39 - $9.40 per Bushel	Mar. 2011	Feb. 2012 - Mar. 2012
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 25, 2011 and December 26, 2010.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value as of December 25, 2011	Balance Sheet Location	Fair Value as of December 25, 2011
Derivatives designated as hedging instruments
Interest Rate Contracts	Other assets, net	$1,335	Accrued liabilities	$7,836
Foreign Exchange Contracts	Other current assets	$931		—
Total derivatives designated as hedging instruments		$2,266		$7,836
Derivatives not designated as hedging instruments
Corn Contracts	Other current assets	142
Diesel Fuel Contracts		—	Accrued liabilities	31
Wheat Contracts		—	Accrued liabilities	1,584
Total derivatives not designated as hedging instruments		$142		$1,615

	Balance Sheet Location	Fair Value as of December 26, 2010	Balance Sheet Location	Fair Value as of December 26, 2010
Derivatives designated as hedging instruments
Interest Rate Contracts		$—	Accrued liabilities	$3,300
		—	Other long-term liabilities	23,346
Foreign Exchange Contracts		—	Accrued liabilities	1,100
Total derivatives designated as hedging instruments		$—		$27,746
Derivatives not designated as hedging instruments
Diesel Fuel Contracts	Other current assets	$380		$—
Natural Gas Contracts	Other current assets	28		—
Total derivatives not designated as hedging instruments		$408		$—

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations and Accumulated other comprehensive (loss) income for the fiscal years ended December 25, 2011, December 26, 2010, and December 27, 2009.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCI on Derivative (Effective Portion)	Effective portion reclassified from AOCI to:	Reclassified from AOCI into Earnings (Effective Portion)	Ineffective portion recognized in Earnings in:	Recognized in Earnings on Derivative (Ineffective Portion)

Interest Rate Contracts	$(3,364)	Interest expense	$(25,465)	Interest expense	$(9)
Foreign Exchange Contracts	(24)	Cost of products sold	(1,781)	Cost of products sold	274
Fiscal year ended December 25, 2011	$(3,388)		$(27,246)		$265

Interest Rate Contracts	$(22,773)	Interest expense	$(20,409)	Interest expense	$(568)
Foreign Exchange Contracts	(1,792)	Cost of products sold	(3,214)	Cost of products sold	(238)
Fiscal year ended December 26, 2010	$(24,565)		$(23,623)		$(806)

Interest Rate Contracts	$(23,489)	Interest expense	$(18,592)	Interest expense	$—
Foreign Exchange Contracts	(5,360)	Cost of products sold	2,508	Cost of products sold	(17)
Fiscal year ended December 27, 2009	$(28,849)		$(16,084)		$(17)

Derivatives Not Designated as Hedging Instruments		Recognized in Earnings in:	Recognized in Earnings on Derivative
Natural Gas Contracts		Cost of products sold	$(305)
Diesel Contracts		Cost of products sold	1,232
Soybean Oil Contracts		Cost of products sold	(822)
Corn Contracts		Cost of products sold	142
Wheat Contracts		Cost of products sold	(1,584)
Fiscal year ended December 25, 2011			$(1,337)

Natural Gas Contracts		Cost of products sold	$(641)
Diesel Contracts		Cost of products sold	(574)
Fiscal year ended December 26, 2010			$(1,215)

Natural Gas Contracts		Cost of products sold	$(1,420)
Heating Oil Contracts		Cost of products sold	152
Fiscal year ended December 27, 2009			$(1,268)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Credit risk-related Contingent Features
The Company has agreements with certain counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of December 25, 2011, the Company has not posted any collateral related to these agreements. If the Company had breached this provision at December 25, 2011, it could have been required to settle its obligations under the agreements at their termination value, which differs from the recorded fair value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk-related contingent features as of December 25, 2011 and December 26, 2010.
December 25, 2011

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(7,766)	$65	$(1,600)	$(6,101)
	Foreign Exchange Contracts	754	1		755
	Diesel Fuel Contracts	(31)	—		(31)
	Corn Contracts	142	—		142
	Wheat Contracts	(1,584)	—		(1,584)
Credit Suisse	Interest Rate Contracts	(784)	38	(346)	(400)
	Foreign Exchange Contracts	176	—		176
Total		$(9,093)	$104	$(1,946)	$(7,043)

December 26, 2010

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(26,519)	$614	$(1,178)	$(24,727)
	Foreign Exchange Contracts	(678)	18		(660)
	Diesel Fuel Contracts	380	—		380
	Natural Gas Contracts	28	—		28
Credit Suisse	Interest Rate Contracts	(1,980)	61	—	(1,919)
	Foreign Exchange Contracts	(457)	17		(440)
Total		$(29,226)	$710	$(1,178)	$(27,338)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

13. Commitments and Contingencies
General
From time to time, the Company and its operations are parties to, or targets of, lawsuits, claims, investigations, and proceedings, which are being handled and defended in the ordinary course of business. Although the outcome of such items cannot be determined with certainty, the Company’s general counsel and management are of the opinion that the final outcome of these matters will not have a material effect on the Company’s financial condition, results of operations or cash flows.
Commitment of $6.2 Million Capital Expenditure
In working to resolve an environmental wastewater investigation by the State of Michigan Department of Natural Resources and Environment ("MDNRE") at the Company’s Birds Eye Foods Fennville, MI production facility, on July 20, 2010, the Company and the MDNRE reached an agreement (“Administrative Consent Order” or “ACO”). Under the terms of the ACO, the Company will construct a new wastewater treatment system at the facility currently estimated at $6.2 million which has been substantially completed as of December 25, 2011 and contribute the funds required to extend the City's water supply to the affected residents. The Company currently estimates the expenses related to this agreement to be $0.5 million, of which $0.3 million was recorded in 2011.
Lehman Brothers Special Financing
On June 4, 2010 Lehman Brothers Special Financing (LBSF) initiated a claim against the Company in LBSF’s bankruptcy proceeding for an additional payment from the Company of $19.7 million, related to certain derivative contracts which the Company had earlier terminated due to LBSF’s default as a result of its bankruptcy filing in 2008. On May 31, 2011, the Company and LBSF agreed to a settlement of LBSF’s June 4, 2010 claim. Under the terms of the settlement, the Company made payment of $8.5 million during the third quarter of 2011 in return for LBSF’s full release of its claim.
Aunt Jemima Breakfast Recall

On January 27, 2012, we issued a voluntary recall for certain Aunt Jemima frozen pancakes due to potential cross contamination with soy protein which may cause allergic reaction for people who have a soy allergy. The estimated cost impact of this recall is $4.0 million, of which $1.1 million was recorded as an inventory write down in Cost of products sold on the Consolidated Statements of Operations in 2011. The remaining $2.9 million will be recorded in net sales, cost of products sold and marketing and sales expense in the first quarter of 2012. The charges are reported in the Birds Eye Frozen segment. We do not expect this recall to have a lasting impact on the Aunt Jemima breakfast brand.

Minimum Contractual Payments

As of December 25, 2011, the company had entered into non-cancellable lease and purchase contracts, with terms in excess of one year, requiring the following minimum payments:

Description	2012	2013	2014	2015	2016	Thereafter
Operating leases	$10,577	$10,402	$8,431	$7,263	$6,812	$33,532
Capital leases	4,476	4,453	4,262	3,497	2,625	12,729
Purchase Commitments	21,159	17,791	14,034	13,897	6,506	68,122

Rent expense under our operating leases was $11,313 during fiscal 2011, $12,336 during fiscal 2010 and $5,268 during fiscal 2009.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

14. Related Party Transactions

At the closing of the Blackstone Transaction, the Company entered into an advisory agreement with an affiliate of The Blackstone Group L.P. pursuant to which such entity or its affiliates provide certain strategic and structuring advice and assistance to us. In addition, under this agreement, affiliates of The Blackstone Group L.P. provides certain monitoring, advisory and consulting services to the Company for an aggregate annual management fee equal to the greater of $2,500 or 1.0% of Covenant Compliance EBITDA (as defined in the credit agreement governing the Company’s Senior Secured Credit Facility). Affiliates of Blackstone also receive reimbursement for out-of-pocket expenses. Expenses relating to the management fee were $4,600, $4,500 and $2,500 in the fiscal years ended December 25, 2011, December 26, 2010 and December 27, 2009, respectively and were recorded in administrative expenses on the Consolidated Statements of Operations. The Company reimbursed Blackstone out-of-pocket expenses totaling $55 and $44 in the fiscal years ended December 26, 2010 and December 27, 2009, respectively. There were no out-of-pocket expenses reimbursed to Blackstone in the fiscal year ended December 25, 2011.

In connection with the Birds Eye Foods Acquisition, the transaction and advisory fee agreement with an affiliate of the Blackstone Group L.P. was amended and restated to include a provision that granted the affiliate a 1% transaction fee based on the transaction purchase price. This fee totaled $14,009. Also, there was an advisory fee with an affiliate for $3,005. These fees are contained within the $24,090 of transaction fees discussed in Note 3 to the Consolidated Financial Statements. Also, as described in Note 3, the Company incurred an original issue discount in connection with the Tranche C Term Loans. A portion of that discount, $750, related to loans from an affiliate of The Blackstone Group L.P.
Supplier Costs
Graham Packaging, which was formerly controlled by affiliates of The Blackstone Group L.P, supplies packaging for some of the Company’s products. Purchases from Graham Packaging were $7,813, $6,601 and $6,181 in the fiscal years ended December 25, 2011, December 26, 2010 and December 27, 2009, respectively. On September 8, 2011, Graham Packaging announced the completion of its acquisition by Reynolds Group Holdings Limited, and thus ceased to be a related party.
Customer Purchases
Performance Food Group Company, which is controlled by affiliates of The Blackstone Group L.P, is a food service supplier that purchases products from the Company. Sales to Performance Food Group Company were $4,768, $5,885 and $5,187 in the fiscal years ended December 25, 2011, December 26, 2010 and December 27, 2009, respectively.
Interest Expense
For the fiscal years ended December 25, 2011, December 26, 2010 and December 27, 2009, fees and interest expense recognized in the Consolidated Statements of Operations for debt to the related party Blackstone Advisors L.P. totaled $6,172 and $4,996 and $1,446, respectively.
Notes receivable from officers
In connection with the capital contributions at the time of the Birds Eye Foods Acquisition on December 23, 2009, certain members of the Board of Directors and management purchased ownership units of our ultimate parent, Peak Holdings LLC. To fund these purchases, certain members of management signed 30 day notes receivable at a market interest rate. The total of the notes receivable was $565 and was fully paid in January 2010.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

15. Segments
The Company is organized into three operating segments: Birds Eye Frozen, Duncan Hines Grocery and Specialty Foods. OThe Company's United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), frozen seafood (Van de Kamp's, Mrs. Paul's), full calorie single-serve frozen dinners and entrées (Hungry-Man), frozen breakfast (Aunt Jemima), frozen and refrigerated bagels (Lender's), and frozen pizza for one (Celeste) are reported in the Birds Eye Frozen Division. The Company's baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), table syrups (Mrs. Butterworth's and Log Cabin), canned meat (Armour, Nalley, Brooks), pie and pastry fillings (Comstock, Wilderness), barbecue sauces (Open Pit), salad dressing (Bernstein's) and all Canadian operations are reported in the Duncan Hines Grocery Division. The Specialty Foods Division consists of snack products (Tim's Cascade and Snyder of Berlin) and the Company's food service and private label businesses. Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets and assets held for sale. Unallocated corporate expenses consist of corporate overhead such as executive management, finance and legal functions, the costs to integrate the Birds Eye Foods Acquisition and a one time charge of $8.5 million related to our settlement with LBSF. For further information on the LBSF settlement, see Note 13 to the Consolidated Financial Statements for Commitments and Contingencies.

We have several large customers that account for a significant portion of our sales. Wal-Mart and its affiliates are our largest customers and represented approximately 25% of our net sales in each of the fiscal years 2011, 2010 and 2009, respectively. Cumulatively, including Wal-Mart, our top ten customers accounted for approximately 60% of our net sales in fiscal 2011, 61% of net sales in fiscal 2010 and 58% of our net sales in fiscal year 2009.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

	Fiscal year ended
SEGMENT INFORMATION	December 25, 2011	December 26, 2010	December 27, 2009
Net sales
Birds Eye Frozen	$1,100,751	$1,065,860	$473,305
Duncan Hines Grocery	966,071	958,045	854,737
Specialty Foods	402,746	412,798	314,889
Total	$2,469,568	$2,436,703	$1,642,931
Earnings before interest and taxes
Birds Eye Frozen	$97,155	$114,459	$38,665
Duncan Hines Grocery	157,316	158,819	145,861
Specialty Foods	(40,317)	27,098	6,740
Unallocated corporate expenses	(30,888)	(35,251)	(45,308)
Total	$183,266	$265,125	$145,958
Depreciation and amortization
Birds Eye Frozen	$42,129	$34,149	$22,547
Duncan Hines Grocery	29,267	24,177	22,716
Specialty Foods	17,077	19,723	20,205
Total	$88,473	$78,049	$65,468
Capital expenditures*
Birds Eye Frozen	$80,884	$48,291	$34,835
Duncan Hines Grocery	31,171	35,315	14,442
Specialty Foods	16,491	11,253	3,953
Total	$128,546	$94,859	$53,230
GEOGRAPHIC INFORMATION
Net sales
United States	$2,442,540	$2,409,548	$1,625,434
Canada	84,832	82,870	72,808
Intercompany	(57,810)	(55,715)	(55,311)
Total	$2,469,562	$2,436,703	$1,642,931

 *Includes new capital leases.

SEGMENT INFORMATION	December 25, 2011	December 26, 2010	December 27, 2009
Total assets
Birds Eye Frozen	$2,028,104	$2,004,956	$2,057,562
Duncan Hines Grocery	1,978,813	1,963,939	1,945,986
Specialty Foods	372,786	440,693	503,395
Corporate	71,918	82,028	31,555
Total	$4,451,621	$4,491,616	$4,538,498
GEOGRAPHIC INFORMATION
Long-lived assets
United States	$501,245	$447,014	$412,171
Canada	38	54	37
Total	$501,283	$447,068	$447,068

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

16. Taxes on Earnings

The components of the provision (benefit) for income taxes are as follows:

Provision (benefit) for income taxes	Fiscal year ended
	December 25, 2011	December 26, 2010	December 27, 2009
Current
Federal	$(1,186)	$215	$(386)
State	2,339	2,065	161
Non-U.S.	426	737	213
	1,579	3,017	(12)
Deferred
Federal	23,911	9,318	(259,051)
State	(3,377)	(4,936)	(18,660)
Non-U.S.	(10)	—	—
	20,524	4,382	(277,711)

Provision (benefit) for income taxes	$22,103	$7,399	$(277,723)

Earnings (loss) before income taxes
United States	(26,558)	$27,253	$24,295
Non-U.S.	1,747	2,183	585
Total	$(24,811)	$29,436	$24,880

The effective tax rate differs from the federal statutory income tax rate as explained below:

Effective Income Tax Rate
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	8.4%	(3.7)%	(48.3)%
Tax effect resulting from international activities	(0.5)%	1.8%	1.9%
Change in deferred tax valuation allowance	(8.0)%	—%	(1,117.3)%
Non-deductible expenses	(1.5)%	6.8%	12.6%
Goodwill and other long-lived intangibles impairment	(141.4)%	—%	—%
Tax Credits	1.2%	(2.0)%	—%
Uncertain tax benefits	15.9%	2.6%	—%
Out of Period adjustment	—%	(14.4)%	—%
Other	1.8%	(1.0)%	(0.2)%
Effective income tax rate	(89.1)%	25.1%	(1,116.3)%

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Deferred Tax Assets and Liabilities
	December 25, 2011	December 26, 2010
Current
Accrued liabilities	$7,701	$15,357
Inventories	15,447	7,593
Benefits and compensation	15,158	14,158
Hedges	1,024	—
Net operating loss carryforwards	35,478	—
Federal & state tax credits	331	—
Other	447	2,884
Valuation allowance	(4,477)	(1,704)
	71,109	38,288
Non Current
Postretirement benefits	33,160	34,844
Accrued liabilities	3,767	2,163
Benefits and compensation	3,977	256
Net operating loss carryforwards	303,240	335,787
Federal & state tax credits	11,770	7,231
Alternative minimum tax	1,901	1,901
Hedging	2,909	10,844
Other intangible assets	(677,393)	(669,505)
Partnership Interest	(8,885)	(8,855)
Plant assets	(80,767)	(71,089)
Unremitted earnings	(2,240)	(1,890)
Other	320	(894)
Valuation allowance	(9,725)	(6,580)
	(417,966)	(365,787)
Net deferred tax asset (liability)	$(346,857)	$(327,499)

Amounts recognized in the Consolidated Balance Sheets
Current deferred tax assets	71,109	$38,288
Non-current deferred tax liabilities	(417,966)	(365,787)
Net deferred tax asset (liability)	$(346,857)	$(327,499)
As described in Note 1, on April 2, 2007, Crunch Holding Corp. (“Crunch”), the parent to PFF, was acquired by Peak Holdings LLC (“Peak Holdings”). As described in Note 3, on December 23, 2009, our wholly owned subsidiary, Pinnacle Foods Group LLC, acquired all of the common stock of Birds Eye Foods, Inc. (“the Birds Eye Acquisition”). Pursuant to a tax sharing agreement among Crunch Holding Corp., the Company and other members of the Crunch affiliated group, each member is liable for its share of the federal income tax liability of the consolidated group.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between the financial statement basis and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. For the fiscal year ended December 25, 2011 the Company recorded a $2.6 million benefit to the income tax provision reflecting a change in the effective tax rate as a result of changes to our manufacturing footprint and state legislative changes enacted during the fiscal year. The authoritative guidance for accounting for income taxes requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The Company regularly evaluates its deferred tax assets for future realization. A review of all available positive and negative evidence must be considered, including a company's performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, and existing contracts or sales backlog that will result in future profits.

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

The Company recognizes investment tax credits under the flow through method. For the fiscal years ended December 25, 2011, December 26, 2010 and December 27, 2009, net benefit of $1,225, $96 and $141, respectively, were recorded in the Provision (benefit) for income taxes line of the Consolidated Statements of Operations.

For the fiscal year ended December 26, 2010, the Company recorded an out of period adjustment of $4.2 million to correct errors related to the reversal of the Company's income tax valuation allowance as of December 27, 2009. This adjustment reduced provision for income taxes by $4.2 million, increased deferred tax assets by $5.0 million, increased uncertain tax benefits by $4.5 million and increased accumulated other comprehensive loss by $3.7 million. Since these were not material to prior years' financial statements, the Company recorded these adjustments in the financial statements for the fiscal year ended December 26, 2010.

Crunch, the parent of the Company, is a loss corporation as defined by Internal Revenue Code Section 382.  Section 382 places an annual limitation on Crunch's ability to utilize Net Operating Loss Carryovers (NOLC's) and other attributes to reduce future taxable income.  As of December 25, 2011, Crunch has federal NOLC's of $1,143.0 million, of which $240.5 million of the carryovers exceed the estimated available Section 382 limitation.  As noted below, in connection with the adoption of the authoritative guidance for accounting for uncertainty in income taxes, Crunch reduced its deferred tax assets for this limitation. Of the remaining $902.5 million of NOLC's, $657.2 million are subject to the various Section 382 limitations which will limit the amount of NOLC's that can be utilized in any given year.  It is expected that Crunch's annual Section 382 limitation going forward will approximate $14 million to $18 million, adjusted for certain built in gain recognition items (as defined in Section 382) and pending resolution of certain tax matters.  Crunch's NOLC's and certain other tax attributes generated prior to December 23, 2009 may not be utilized to offset Birds Eye income from recognized built in gains that existed at the acquisition date, through December 2014, pursuant to Internal Revenue Code Section 384.

Crunch's federal NOLs have expiration periods from 2017 through 2031. Crunch and its subsidiaries also have state tax NOLs that are limited and vary in amount by jurisdiction. State NOLs are approximately $562.0 million with expiration periods beginning in 2012 through 2031. State tax credits total $11.0 million of which $2.4 million expire on or before 2027. The remaining $8.6 million of state credits do not expire, except upon the occurrence of specific events. The Company's foreign net operating losses of $0.9 million expire on or before December 2021.

As of December 25, 2011 our valuation allowance for state NOLs and credits is $13.3 million and the foreign valuation allowance

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

is $0.9 million.

Following are the changes in the deferred tax valuation allowance:

	Beginning				Ending
	Balance	Additions	Acquisitions	Deductions	Balance
Fiscal year ended December 25, 2011	$8,284	$6,188	$—	$(269)	$14,203
Fiscal year ended December 26, 2010	14,792	—	(5,721)	(787)	8,284
Fiscal year ended December 27, 2009	318,298	54	12,063	(315,623)	14,792

Authoritative Guidance for Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Fiscal year ended
	December 25, 2011	December 26, 2010	December 27, 2009
Gross unrecognized tax benefits at beginning of year	$13,515	$3,410	$488
Increase for tax positions related to prior periods	646	9,722	1,920
Decrease for tax positions related to prior periods	(4,133)	—	—
Increase for tax positions related to the current period	558	630	1,035
Decrease related to settlement with tax authorities	(822)	(163)
Reductions due to lapse of applicable statutes of limitations	—	(84)	(33)
Gross unrecognized tax benefits at end of year	$9,764	$13,515	$3,410

The Company's liability for unrecognized tax benefit as of December 25, 2011 is $9,764, reflecting a net decrease of $3,751 for uncertainties related to federal and state tax matters. A benefit of $3,908 was recognized in the provision for income taxes resulting from evaluation of new information affecting the measurement of certain unrecognized tax benefits and the settlement of a tax examination. The amount, if recognized, that would impact the effective tax rate as of December 25, 2011 is $2,479. A decrease in the unrecognized tax benefit liability of approximately $2,686 may occur within the next fiscal year from lapse of certain statute of limitations or resolution of examinations by federal, state and international taxing authorities. The decrease, if realized, would be recorded as a tax benefit to the provision for income taxes.

The Company recorded interest and penalties associated with uncertain tax positions as a benefit of $743, a charge of $266 and a charge of $34 to the provision for income taxes for the fiscal years ended December 25, 2011, December 26, 2010 and December 27, 2009, respectively. The Company's liability includes accrued interest and penalties of $489 and $1,231 as of December 25, 2011 and December 26, 2010, respectively.

The Company files income tax returns with the U.S. federal government and various state and international jurisdictions. With few exceptions, the Company's 1999 and subsequent federal and state tax years remain open by statute, principally relating to NOLs. International jurisdictions remain open for 2004 and subsequent periods. As a matter of course, from time to time various taxing authorities may audit the Company's tax returns. The IRS is currently auditing the Company's federal income tax return for the fiscal year ended December 27, 2009 and its examination of the Birds Eye federal income tax returns for the fiscal years ended through December 23, 2009 was completed during 2011. The Company is also under audit by other tax jurisdictions. At this time, an estimate of the range of reasonably possible outcomes cannot be made. We do not anticipate these possible outcomes will have a significant impact on the results of operations or our financial position.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

17. Quarterly Results (Unaudited)

Summarized quarterly financial data is presented below

	Quarter Ended
	March 2011	June 2011	September 2011	December 2011	Fiscal 2011
Net sales	$606,311	$602,024	$574,745	$686,482	$2,469,562
Cost of products sold	452,916	460,347	440,495	500,938	1,854,696
Gross profit	153,395	141,677	134,250	185,544	614,866

Net earnings(loss)	20,252	7,581	12,777	(87,524)	(46,914)

	Quarter Ended
	March 2010	June 2010	September 2010	December 2010	Fiscal 2010
Net sales	$656,436	$576,080	$541,729	$662,458	$2,436,703
Cost of products sold	500,706	434,142	418,256	481,271	1,834,375
Gross profit	155,730	141,938	123,473	181,187	602,328

Net earnings(loss)	3,930	14,174	(12,167)	16,100	22,037

Net earnings during fiscal 2011 and fiscal 2010 were affected by the following charges:

	Quarter Ended
	March 2011	June 2011	September 2011	December 2011	Fiscal 2011
Cost of products sold
Restructuring charges (a)	$2,865	$7,567	$3,280	$3,884	$17,596
Aunt Jemima product recall (b)	—	—	—	1,145	1,145

Goodwill impairment charge
Impairment charges (c)	—	—	—	122,900	122,900

Other expense (income), net
Tradename Impairment charges (d)	—	—	—	25,300	25,300
Lehman Brothers Specialty Financing settlement (see Note 6)	—	8,500	—	—	8,500

Interest expense
Amortization of deferred mark-to-market on terminated swap (see Note 12)	705	507	473	434	2,119

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

	Quarter Ended
	March 2010	June 2010	September 2010	December 2010	Fiscal 2010
Cost of Products Sold
Write up of inventory to fair value (See Note 3)	$17,324	$9,724	$9,724	$304	$37,076

Administrative expenses
Restructuring charges (e)	8,733	1,756	1,752	358	12,599

Other expense (income), net
Tradename Impairment charges (d)	—	—	—	29,000	29,000

Interest expense
Amortization of deferred mark-to-market on terminated swap (see Note 12)	1,033	796	736	730	3,295

Provision (benefit) for income taxes
Out of period adjustment (See Note 16)	400	(4,100)	—	—	(3,700)

(a)	Restructuring costs consist of termination and facility closure costs related to the Tacoma, WA and Fulton, NY plant closures (See Note 9 for additional information).

(b)
On January 27, 2012 we issued a voluntary recall for certain Aunt Jemima frozen pancakes due to potential cross contamination with soy protein which may cause allergic reaction for people who have a soy allergy (See Note 13 for additional information).

(c)	Goodwill impairment charges consist of the following

◦	Fourth quarter 2011 - Goodwill Impairment charges of $51.7 million, $49.7 million and $21.5 million on the Breakfast, Private Label and Food Service reporting units, respectively.

(d)	Tradename impairment charges consist of the following

◦	Fourth quarter 2011 -$23.7 million, $1.2 million and $0.4 million on the Aunt Jemima breakfast, Lender's and Bernstein's tradenames, respectively.

◦	Fourth quarter 2010 - $29.0 million for the Hungry-Man tradename.

(e)	Termination and facility closure costs related to Rochester, NY Office closure (See Note 9 for additional information).

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
The following consolidating financial information presents:

(1)	(a) Consolidating balance sheets as of December 25, 2011 and December 26, 2010.
(b) The related consolidating statements of operations for the Company, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Fiscal year ended December 25, 2011,
ii. Fiscal year ended December 26, 2010; and
        iii. Fiscal year ended December 27, 2009.
(c) The related consolidating statements of cash flows for the Company, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Fiscal year ended December 25, 2011,
ii. Fiscal year ended December 26, 2010; and
iii. Fiscal year ended December 27, 2009.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Consolidating Balance Sheet December 25, 2011

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$150,493	$538	$—	$151,031
Accounts receivable, net	—	152,041	7,940	—	159,981
Intercompany accounts receivable	129,142	—	947	(130,089)	—
Inventories, net	—	330,136	5,676	—	335,812
Other current assets	1,072	6,189	288	—	7,549
Deferred tax assets	1,563	69,575	(29)	—	71,109
Total current assets	131,777	708,434	15,360	(130,089)	725,482
Plant assets, net	—	501,245	38	—	501,283
Investment in subsidiaries	1,726,711	10,438	—	(1,737,149)	—
Intercompany note receivable	1,541,341	7,270	9,800	(1,558,411)	—
Tradenames	—	1,604,512	—	—	1,604,512
Other assets, net	31,604	147,057	188	—	178,849
Deferred tax assets	191,289	—	—	(191,289)	—
Goodwill	—	1,441,495	—	—	1,441,495
Total assets	$3,622,722	$4,420,451	$25,386	$(3,616,938)	$4,451,621
Current liabilities:
Short-term borrowings	$—	$1,708	$—	$—	$1,708
Current portion of long-term obligations	12,500	3,161	—	—	15,661
Accounts payable	—	151,693	1,176	—	152,869
Intercompany accounts payable	—	130,089	—	(130,089)	—
Accrued trade marketing expense	—	32,020	3,105	—	35,125
Accrued liabilities	46,012	82,312	461	—	128,785
Total current liabilities	58,512	400,983	4,742	(130,089)	334,148
Long-term debt	2,718,858	19,792	—	—	2,738,650
Intercompany note payable	—	1,551,141	7,270	(1,558,411)	—
Pension and other postretirement benefits	—	93,406	—	—	93,406
Other long-term liabilities	—	19,369	2,730	—	22,099
Deferred tax liabilities	—	609,049	206	(191,289)	417,966
Total liabilities	2,777,370	2,693,740	14,948	(1,879,789)	3,606,269
Commitments and contingencies (Note 13)
Member’s equity:
Limited liability company interests and other equity	$—	$—	$—	$—	—
Additional paid-in-capital	697,352	1,284,155	2,324	(1,286,479)	697,352
Retained earnings	200,437	483,821	8,011	(491,833)	200,436
Accumulated other comprehensive (loss) income	(52,437)	(41,265)	103	41,163	(52,436)
Total member’s equity	845,352	1,726,711	10,438	(1,737,149)	845,352
Total liabilities and member’s equity	$3,622,722	$4,420,451	$25,386	$(3,616,938)	$4,451,621

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Consolidating Balance Sheet December 26, 2010

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$109,324	$5,962	$—	$115,286
Accounts receivable, net	—	138,607	6,651	—	145,258
Intercompany accounts receivable	—	127,271	—	(127,271)	—
Inventories, net	—	323,750	5,885	—	329,635
Other current assets	—	21,396	111	—	21,507
Deferred tax assets	—	37,976	312	—	38,288
Total current assets	—	758,324	18,921	(127,271)	649,974
Plant assets, net	—	447,014	54	—	447,068
Investment in subsidiaries	1,731,592	7,774	—	(1,739,366)	—
Intercompany note receivable	1,936,073	—	—	(1,936,073)	—
Tradenames	—	1,629,812	—	—	1,629,812
Other assets, net	41,225	159,142	—	—	200,367
Deferred tax assets	166,231	—	—	(166,231)	—
Goodwill	—	1,564,395	—	—	1,564,395
Total assets	$3,875,121	$4,566,461	$18,975	$(3,968,941)	$4,491,616
Current liabilities:
Short-term borrowings	$—	$1,591	$—	$—	$1,591
Current portion of long-term obligations	2,547	2,101	—	—	4,648
Accounts payable	—	113,652	1,717	—	115,369
Intercompany accounts payable	122,459	—	4,812	(127,271)	—
Accrued trade marketing expense	—	43,473	3,801	—	47,274
Accrued liabilities	46,532	95,603	611	—	142,746
Accrued income taxes	—	—	193	—	193
Total current liabilities	171,538	256,420	11,134	(127,271)	311,821
Long-term debt	2,785,152	12,155	—	—	2,797,307
Intercompany note payable	—	1,936,073	—	(1,936,073)	—
Pension and other postretirement benefits	—	78,606	—	—	78,606
Other long-term liabilities	23,346	19,664	—	—	43,010
Deferred tax liabilities	—	531,951	67	(166,231)	365,787
Total liabilities	2,980,036	2,834,869	11,201	(2,229,575)	3,596,531
Commitments and contingencies (Note 13)
Member’s equity:
Limited liability company interests and other equity	$—	$—	$—	$—	—
Additional paid-in-capital	697,267	1,284,155	2,324	(1,286,479)	697,267
Retained earnings	247,350	471,255	6,784	(478,039)	247,350
Accumulated other comprehensive (loss) income	(49,532)	(23,818)	(1,334)	25,152	(49,532)
Total member’s equity	895,085	1,731,592	7,774	(1,739,366)	895,085
Total liabilities and member’s equity	$3,875,121	$4,566,461	$18,975	$(3,968,941)	$4,491,616

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Consolidated Statement of Operations For the fiscal year ended December 25, 2011

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$2,442,540	$84,832	$(57,810)	$2,469,562
Cost of products sold	(148)	1,839,000	72,716	(56,872)	1,854,696
Gross profit	148	603,540	12,116	(938)	614,866
Operating expenses
Marketing and selling expenses	463	165,172	6,006	—	171,641
Administrative expenses	3,463	73,522	3,475	—	80,460
Research and development expenses	34	7,987	—	—	8,021
Intercompany royalties	—	—	70	(70)	—
Intercompany technical service fees	—	—	868	(868)	—
Goodwill impairment charge	—	122,900	—	—	122,900
Other expense (income), net	—	48,578	—	—	48,578
Equity in (earnings) loss of investees	(12,566)	(1,227)	—	13,793	—
Total operating expenses	(8,606)	416,932	10,419	12,855	431,600
Earnings before interest and taxes	8,754	186,608	1,697	(13,793)	183,266
Intercompany interest (income) expense	(111,919)	111,874	45	—	—
Interest expense	206,581	1,726	12	—	208,319
Interest income	—	241	1	—	242
(Loss) earnings before income taxes	(85,908)	73,249	1,641	(13,793)	(24,811)
Provision (benefit) for income taxes	(38,994)	60,683	414	—	22,103
Net (loss) earnings	$(46,914)	$12,566	$1,227	$(13,793)	$(46,914)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Consolidated Statement of Operations For the fiscal year ended December 26, 2010

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$2,409,548	$82,870	$(55,715)	$2,436,703
Cost of products sold	624	1,817,475	71,197	(54,921)	1,834,375
Gross profit	(624)	592,073	11,673	(794)	602,328
Operating expenses
Marketing and selling expenses	1,902	164,712	5,730	—	172,344
Administrative expenses	5,199	101,786	2,965	—	109,950
Research and development expenses	210	9,177	—	—	9,387
Intercompany royalties	—	—	83	(83)	—
Intercompany technical service fees	—	—	711	(711)	—
Other expense (income), net	—	45,495	—	—	45,495
Equity in (earnings) loss of investees	(92,447)	(1,447)	—	93,894	—
Total operating expenses	(85,136)	319,723	9,489	93,100	337,176
Earnings before interest and taxes	84,512	272,350	2,184	(93,894)	265,152
Intercompany interest (income) expense	(121,371)	121,371	—	—	—
Interest expense	234,759	1,245	—	—	236,004
Interest income	20	268	—	—	288
Earnings (loss) before income taxes	(28,856)	150,002	2,184	(93,894)	29,436
Provision (benefit) for income taxes	(50,893)	57,555	737	—	7,399
Net earnings	$22,037	$92,447	$1,447	$(93,894)	$22,037

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Consolidated Statement of Operations For the fiscal year ended December 27, 2009

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,625,434	$72,808	$(55,311)	$1,642,931
Cost of products sold	508	1,253,937	63,736	(54,554)	1,263,627
Gross profit	(508)	371,497	9,072	(757)	379,304
Operating expenses
Marketing and selling expenses	662	117,724	5,447	—	123,833
Administrative expenses	4,590	55,859	2,288	—	62,737
Research and development expenses	74	4,488	—	—	4,562
Intercompany royalties	—	—	61	(61)	—
Intercompany technical service fees	—	—	696	(696)	—
Other expense (income), net	—	42,214	—	—	42,214
Equity in (earnings) loss of investees	(294,423)	(374)	—	294,797	—
Total operating expenses	(289,097)	219,911	8,492	294,040	233,346
Earnings before interest and taxes	288,589	151,586	580	(294,797)	145,958
Intercompany interest (income) expense	(25,188)	25,188	—	—	—
Interest expense	121,170	(5)	2	—	121,167
Interest income	—	82	7	—	89
Earnings before income taxes	192,607	126,485	585	(294,797)	24,880
Provision (benefit) for income taxes	(109,996)	(167,938)	211	—	(277,723)
Net earnings	$302,603	$294,423	$374	$(294,797)	$302,603

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Consolidating Statement of Cash Flows For the fiscal year ended December 25, 2011
	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net (loss) earnings from operations	$(46,914)	$12,566	$1,227	$(13,793)	$(46,914)
Non-cash charges (credits) to net (loss) earnings
Depreciation and amortization	—	88,460	16	—	88,476
Goodwill and intangibles impairment charges	—	148,200	—	—	148,200
Plant asset impairment charges	—	1,286	—	—	1,286
Amortization of discount on term loan	1,205	—	—	—	1,205
Amortization of debt acquisition costs	11,023	27	12	—	11,062
Amortization of deferred mark-to-market adjustment on terminated swap	1,684	435	—	—	2,119
Change in value of financial instruments	(264)	1,881	—	—	1,617
Equity in loss (earnings) of investees	(12,566)	(1,227)	—	13,793	—
Stock-based compensation charges	—	1,151	—	—	1,151
Pension expense, net of contributions	—	(13,543)	—	—	(13,543)
Other long-term liabilities	—	113	—	—	113
Other long-term assets	(2,872)	3,041	—	—	169
Deferred income taxes	(35,957)	56,491	(10)	—	20,524
Changes in working capital, net of acquisitions
Accounts receivable	—	(9,596)	(1,356)	—	(10,952)
Intercompany accounts receivable/payable	—	3,923	(3,923)	—	—
Inventories	—	(5,935)	150	—	(5,785)
Accrued trade marketing expense	—	(11,453)	(658)	—	(12,111)
Accounts payable	—	38,725	(524)	—	38,201
Accrued liabilities	(3,494)	(19,846)	(150)	—	(23,490)
Other current assets	(2,192)	5,254	(178)	—	2,884
Net cash provided by (used in) operating activities	(90,347)	299,953	(5,394)	—	204,212
Cash flows from investing activities
Intercompany accounts receivable/payable	(291,525)	—	—	291,525	—
Intercompany loans	—	(7,270)	(9,800)	17,070	—
Repayments of intercompany loans	440,552	—		(440,552)	—
Capital expenditures	—	(117,306)	—	—	(117,306)
Sale of plant assets	—	7,900	—	—	7,900
Net cash (used in) provided by investing activities	149,027	(116,676)	(9,800)	(131,957)	(109,406)
Cash flows from financing activities
Repayments of long-term obligations	(57,547)	—	—	—	(57,547)
Proceeds from short-term borrowing	—	3,070	—	—	3,070
Repayments of short-term borrowing	—	(2,954)	—	—	(2,954)
Intercompany accounts receivable/payable	—	291,525		(291,525)	—
Proceeds from intercompany loans	—	9,800	7,270	(17,070)	—
Repayments of intercompany loans	—	(440,552)	—	440,552	—
Repayment of capital lease obligations	—	(2,543)	—	—	(2,543)
Debt acquisition costs	(67)	(454)	(200)	—	(721)
Equity contributions	558	—	—	—	558
Repurchases of equity	(1,624)	—	—	—	(1,624)
Other Financing	—	—	2,730	—	2,730

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Net cash (used in) provided by financing activities	(58,680)	(142,108)	9,800	131,957	(59,031)
Effect of exchange rate changes on cash	—	—	(30)	—	(30)
Net change in cash and cash equivalents	—	41,169	(5,424)	—	35,745
Cash and cash equivalents - beginning of period	—	109,324	5,962	—	115,286
Cash and cash equivalents - end of period	$—	$150,493	$538	$—	$151,031

Supplemental disclosures of cash flow information:
Interest paid	$194,644	$1,695	$—	$—	$196,339
Interest received	—	240	1	—	241
Income taxes paid (refunded)	—	(2,849)	895	—	(1,954)
Non-cash investing and financing activities:
New capital leases	—	11,240	—	—	11,240

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Consolidating Statement of Cash Flows For the fiscal year ended December 26, 2010

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net earnings from operations	$22,037	$92,447	$1,447	$(93,894)	$22,037
Non-cash charges (credits) to net earnings
Depreciation and amortization	—	78,036	13	—	78,049
Intangibles impairment charges	—	29,000	—	—	29,000
Amortization of discount on term loan	2,157	—	—	—	2,157
Amortization of debt acquisition costs	13,541	—	—	—	13,541
Write off of debt acquisition costs	17,281	—	—	—	17,281
Amortization of deferred mark-to-market adjustment on terminated swap	3,295	—	—	—	3,295
Change in value of financial instruments	805	238	—	—	1,043
Equity in loss (earnings) of investees	(92,447)	(1,447)	—	93,894	—
Stock-based compensation charges	—	4,727	—	—	4,727
Pension expense, net of contributions	—	(8,096)	—	—	(8,096)
Other long-term liabilities	119	(1,517)	—	—	(1,398)
Other long-term assets	(852)	1,299	—	—	447
Deferred income taxes	(52,632)	56,919	95	—	4,382
Changes in working capital, net of acquisitions
Accounts receivable	—	14,354	(1,396)	—	12,958
Intercompany accounts receivable/payable	—	1,227	(1,227)	—	—
Inventories	—	61,065	(487)	—	60,578
Accrued trade marketing expense	—	(2,593)	694	—	(1,899)
Accounts payable	—	(996)	448	—	(548)
Accrued liabilities	19,102	(4,783)	105	—	14,424
Other current assets	9,129	(4,747)	618	—	5,000
Net cash provided by (used in) operating activities	(58,465)	315,133	310	—	256,978
Cash flows from investing activities
Intercompany accounts receivable/payable	16,986	—	—	(16,986)	—
Repayments of intercompany loans	159,198	—	—	(159,198)	—
Capital expenditures	—	(81,272)	—	—	(81,272)
Net cash (used in) provided by investing activities	176,184	(81,272)	—	(176,184)	(81,272)
Cash flows from financing activities
Proceeds from bond offering	400,000	—	—	—	400,000
Proceeds from bank term loan	442,300	—	—	—	442,300
Repayments of long-term obligations	(946,558)	—	—	—	(946,558)
Proceeds from short-term borrowing	—	3,409	—	—	3,409
Repayments of short-term borrowing	—	(3,049)	—	—	(3,049)
Intercompany accounts receivable/payable	—	(16,986)	—	16,986	—
Repayments of intercompany loans	—	(159,198)	—	159,198	—
Repayment of capital lease obligations	—	(2,658)	—	—	(2,658)
Debt acquisition costs	(13,370)	—	—	—	(13,370)
Change in bank overdrafts	—	(14,304)	—	—	(14,304)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Consolidating Statement of Cash Flows For the fiscal year ended December 26, 2010

Equity contributions	626	—	—	—	626
Repurchases of equity	(1,282)	—	—	—	(1,282)
Repayments of notes receivable from officers	565	—	—	—	565
Net cash (used in) provided by financing activities	(117,719)	(192,786)	—	176,184	(134,321)
Effect of exchange rate changes on cash	—	—	27	—	27
Net change in cash and cash equivalents	—	41,075	337	—	41,412
Cash and cash equivalents - beginning of period	—	68,249	5,625	—	73,874
Cash and cash equivalents - end of period	$—	$109,324	$5,962	$—	$115,286

Supplemental disclosures of cash flow information:
Interest paid	$178,530	$1,236	$—	$—	$179,766
Interest received	20	251	—	—	271
Income taxes paid	—	6,989	9	—	6,998
Non-cash investing and financing activities:
New capital leases	—	13,587	—	—	13,587

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Consolidating Statement of Cash Flows For the fiscal year ended December 27, 2009

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net earnings from operations	$302,603	$294,423	$374	$(294,797)	$302,603
Non-cash charges (credits) to net earnings
Depreciation and amortization	—	65,453	15	—	65,468
Intangibles impairment charges	—	1,300	—	—	1,300
Amortization of discount on term loan	28	—	—	—	28
Amortization of debt acquisition costs	10,230	—	—	—	10,230
Amortization of deferred mark-to-market adjustment on terminated swap	4,429	—	—	—	4,429
Change in value of financial instruments	17	(309)	—	—	(292)
Equity in loss (earnings) of investees	(294,423)	(374)	—	294,797	—
Stock-based compensation charges	—	3,190	—	—	3,190
Pension expense, net of contributions	—	2,126	—	—	2,126
Other long-term liabilities	—	1,160	—	—	1,160
Other long-term assets	—	(1,007)	—	—	(1,007)
Deferred income taxes	(109,996)	(167,715)	—	—	(277,711)
Changes in working capital, net of acquisitions
Accounts receivable	—	1,595	1,110	—	2,705
Intercompany accounts receivable/payable	—	(3,909)	3,909	—	—
Inventories	—	12,560	226	—	12,786
Accrued trade marketing expense	—	(3,002)	(1,757)	—	(4,759)
Accounts payable	—	(12,583)	(787)	—	(13,370)
Accrued liabilities	(1,549)	20,843	466	—	19,760
Other current assets	(9,175)	(2,975)	(253)	—	(12,403)
Net cash provided by (used in) operating activities	(97,836)	210,776	3,303	—	116,243
Cash flows from investing activities
Payments for business acquisitions, net of cash acquired	—	(1,314,746)	—	—	(1,314,746)
Intercompany accounts receivable/payable	(103,110)	—	—	103,110	—
Intercompany loans	(1,376,705)	—	—	1,376,705	—
Repayments of intercompany loans	255,945	—	—	(255,945)	—
Capital expenditures	—	(52,030)	—	—	(52,030)
Net cash (used in) provided by investing activities	(1,223,870)	(1,366,776)	—	1,223,870	(1,366,776)
Cash flows from financing activities
Proceeds from bond offering	300,000	—	—	—	300,000
Proceeds from bank term loan	838,250	—	—	—	838,250
Repayments of long-term obligations	(12,500)	—	—	—	(12,500)
Borrowings under revolving credit facility	74,888	—	—	—	74,888
Repayments of revolving credit facility	(100,888)	—	—	—	(100,888)
Proceeds from short-term borrowing	—	1,921	—	—	1,921
Repayments of short-term borrowing	—	(852)	—	—	(852)
Intercompany accounts receivable/payable	—	103,110	—	(103,110)	—
Intercompany loans	—	1,376,705	—	(1,376,705)	—
Repayments of intercompany loans	—	(255,945)	—	255,945	—

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Consolidating Statement of Cash Flows For the fiscal year ended December 27, 2009

Repayment of capital lease obligations	—	(345)	—	—	(345)
Debt acquisition costs	(40,162)	—	—	—	(40,162)
Change in bank overdrafts	—	(2,602)	—	—	(2,602)
Equity contributions	264,325	—	—	—	264,325
Repurchases of equity	(2,207)	—	—	—	(2,207)
Net cash (used in) provided by financing activities	1,321,706	1,221,992	—	(1,223,870)	1,319,828
Effect of exchange rate changes on cash	—	—	318	—	318
Net change in cash and cash equivalents	—	65,992	3,621	—	69,613
Cash and cash equivalents - beginning of period	—	2,257	2,004	—	4,261
Cash and cash equivalents - end of period	$—	$68,249	$5,625	$—	$73,874

Supplemental disclosures of cash flow information:
Interest paid	$117,466	$4	$(2)	$—	$117,468
Interest received	—	82	7	—	89
Income taxes paid	—	201	388	—	589
Non-cash investing and financing activities:
New capital leases	—	1,200	—	—	1,200

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 25, 2011. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective at a level of reasonable assurance.

(b) Management's Annual Report on Internal Control Over Financial Reporting.

The management of Pinnacle Foods Finance LLC and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 25, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 25, 2011, the Company's internal control over financial reporting is effective based on those criteria.

/s/ Robert J. Gamgort
Robert J. Gamgort
Chief Executive Officer

/s/ Craig Steeneck
Craig Steeneck
Executive Vice President and Chief Financial Officer

(c) Attestation Report of the Registered Public Accounting Firm.

The effectiveness of the Company's internal control over financial reporting as of December 25, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(d) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 25, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:    OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors
Our executive officers and directors are as follows:

Name	Age	Position
Robert J. Gamgort	49	Chief Executive Officer and Director
Craig Steeneck	54	Executive Vice President and Chief Financial Officer
John L. Butler	65	Executive Vice President and Chief Human Resources Officer
Sara Genster Robling	55	Executive Vice President and Division President – Birds Eye Frozen Division
Mark L. Schiller	50	Executive Vice President and Division President – Duncan Hines Grocery Division
Christopher J. Boever	44	Executive Vice President and Chief Customer Officer
Antonio F. Fernandez	52	Executive Vice President and Chief Supply Chain Officer
Raymond O'Brien	57	General Manager, Specialty Foods Division
M. Kelley Maggs	60	Senior Vice President, Secretary and General Counsel
Lynne M. Misericordia	48	Senior Vice President, Treasurer and Assistant Secretary
John F. Kroeger	56	Vice President and Deputy General Counsel
Roger Deromedi	58	Non-Executive Chairman of the Board and Director
Jason Giordano	33	Director
Prakash A. Melwani	53	Director
Jeff Overly	53	Director
Raymond P. Silcock	61	Director

Robert J. Gamgort was appointed Chief Executive Officer effective July 13, 2009. Prior to joining Pinnacle, Mr. Gamgort served as North American President for Mars Incorporated, where he managed the company's portfolio of confectionery, main meal, pet food and retail businesses in North America. Mr. Gamgort joined Mars in 1998, initially serving as Vice President of Marketing for M&M / Mars and then as General Manager of its Chocolate Unit. Prior to joining Mars, Mr. Gamgort served as President of Major League Baseball Properties. Mr. Gamgort began his career at General Foods, which later merged with and became Kraft Foods, where he served in key marketing, sales, corporate strategy, and general management roles. Mr. Gamgort holds an MBA from the Kellogg Graduate School of Management at Northwestern University and a BA in Economics from Bucknell University and studied at the London School of Economics.  Mr. Gamgort serves on the Board of Trustees for Bucknell University and the Grocery Manufacturers Association.

Craig Steeneck has been Executive Vice President and Chief Financial Officer since July 2007.  Mr. Steeneck oversees the company's financial operations, treasury,  tax and information technology. From June 2005 to July 2007, Mr. Steeneck served as Executive Vice President, Supply Chain Finance and IT, where he helped redesign the supply chain to generate savings and improved financial performance. From April 2003 to June 2005, Mr. Steeneck served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Cendant Timeshare Resort Group (now Wyndham Worldwide), playing key roles in wide-scale organization of internal processes and staff management. From March 2001 to April 2003, Mr. Steeneck served as Executive Vice President and Chief Financial Officer of Resorts Condominiums International, a subsidiary of Cendant. From October 1999 to February 2001, he was the Chief Financial Officer of International Home Foods Inc. Mr. Steeneck is also a Certified Public Accountant in the State of New Jersey and an honors graduate of the University of Rhode Island.

John L. Butler has been Executive Vice President and Chief Human Resources Officer since March 2008. As Chief Human Resources Officer, Mr. Butler leads all human resources responsibilities throughout the company including organizational development, recruitment and talent management, training, compensation and benefits, employee relations and diversity. From February 2007 to March 2008, Mr. Butler was self-employed and oversaw personal investments. From November 2004 to February 2007, Mr. Butler served as Senior Vice President, Human Resources for Toys R Us. Prior to joining Toys R Us, Mr. Butler held senior level positions with Macy's Department Stores and Nabisco. Mr. Butler spent 18 years at Nabisco, with his last two positions being Senior Vice President, Human Resources, Nabisco Biscuit Company and Senior Vice President, Human Resources, Nabisco International. He began his business career with RHR International, a management consulting firm. Mr. Butler is a graduate of St. Peter’s College and holds a Ph.D. in Psychology from Catholic University of America.

Sara Genster Robling was named Executive Vice President and Division President - Birds Eye Frozen Division in April 2010.  In this role, Ms. Robling manages Pinnacle's frozen portfolio which includes brands such as Birds Eye frozen vegetables, Birds Eye Voila! and Hungry-Man frozen dinners and entrees, Van de Kamp's and Mrs. Paul's frozen seafood, and Aunt Jemima frozen breakfasts.  Before her current position, Ms. Robling held the role of Executive Vice President and Chief Marketing Officer.  Prior to her roles at Pinnacle, Ms. Robling served as Chief Marketing Officer at Trane, Inc. (formerly American Standard), Vice President and General Manager of Global Beverage at Campbell Soup Company, and held various marketing-related roles at Kraft General Foods.  Ms. Robling is a graduate of Princeton University and holds an MBA from the Darden School of Business at the University of Virginia.

Mark L. Schiller has been Executive Vice President and Division President - Duncan Hines Grocery Division since June 2010. In this role, Mr. Schiller leads Pinnacle’s grocery portfolio which includes brands such as Duncan Hines baking mixes and frostings, Vlasic pickles, peppers, and relish, Log Cabin and Mrs. Butterworth’s syrups, Armour canned meats, and Brooks and Nalley chili, and Open Pit barbeque sauces. Mr. Schiller began his career at the Quaker Oats Company in 1985 where he progressed through a number of marketing and supply chain roles. Mark served as president of Valley Recreation Products, Inc. and Chief Operating Officer and Co-President of Tutor Time Learning Systems, Inc. before rejoining Quaker in 2002. Prior to joining Pinnacle, Mr. Schiller worked at PepsiCo where he served as Senior Vice President of Frito Lay New Ventures. Mr. Schiller also held the positions of President of Quaker Foods and Snacks North America and Senior Vice President & General Manager of Frito Lay Convenience Foods Division. Mr. Schiller holds a Bachelor of Arts degree from Tulane University and an MBA from Columbia University Graduate School of Business.

Chris Boever joined the Company in December 2011 and serves as Executive Vice President and Chief Customer Officer. As Sales and Chief Customer Officer, Mr. Boever leads customer relations and sales across the entire Pinnacle Foods brand portfolio. Mr. Boever oversees the sales force and broker organization for Pinnacle's U.S. retail organization. Prior to joining Pinnacle, Mr. Boever most recently served as Senior Vice President Sales at ConAgra Foods, Inc. where he led the direct and broker sales organization for the Consumer Division. At ConAgra he advanced through positions of increasing responsibility including strategy, planning and operations across a portfolio of frozen, grocery, refrigerated and snack food brands. Mr. Boever worked in various headquarters and field positions at Hormel Foods before joining ConAgra from the position of Vice President Sales, Business Development. Mr. Boever holds a Bachelor of Business Administration from the University of Wisconsin.

Antonio F. Fernandez joined Pinnacle in February 2011 and serves as Executive Vice President and Chief Supply Chain Officer.  In his role, Mr. Fernandez has overall corporate responsibility for the end-to-end supply chain, including procurement, manufacturing, customer service, warehousing and distribution. Additionally, he oversees Pinnacle's food quality and safety programs.  Prior to joining Pinnacle, Mr. Fernandez was most recently employed with Kraft Foods Inc. as Senior Vice President, Operations Excellence from 2010 to 2011, following the acquisition of Cadbury, plc.  Mr. Fernandez worked at Cadbury from 1998 to 2010 in a series of senior management positions, the last being Chief Supply Chain Officer where he was responsible for all aspects of the confectionery company's global supply chain. Mr. Fernandez's early career includes positions in manufacturing, procurement, engineering and consulting with Procter & Gamble Co., PepsiCo, Inc. and the Canaan Group, a general management-consulting firm.  He holds a Bachelor of Science Degree in Chemical Engineering from Lafayette College.

Raymond O'Brien joined the Company in 2006 and serves as General Manager of Pinnacle's Specialty Foods Division. In this position, Mr. O'Brien oversees our food service and private label businesses as well as Lender's fresh bagels and our two snack companies, Tim's Cascade and Snyder of Berlin.  Prior to joining the Company, Mr. O'Brien was a founding partner for S&H Solutions, a customer relations management consulting firm.  Mr. O'Brien has more than 25 years of sales, marketing and general management experience at Nabisco, Campbell Soup Company, and Entenmann's. Mr. O'Brien holds an MBA from Northwestern University's Kellogg Graduate School of Management, and a Bachelor of Business Administration from The State University of New York, Utica.

M. Kelley Maggs has been Senior Vice President, General Counsel and Secretary since Pinnacle's inception in 2001. Mr. Maggs oversees all legal and corporate secretary activities at Pinnacle. He was associated with affiliates of CDM Investor Group LLC from 1993 until 2007. Prior to his involvement with Pinnacle, Mr. Maggs held the same position with International Home Foods Inc. from November 1996 to December 2000. From 1993 to 1996, Mr. Maggs was employed with Stella Foods, Inc. as Vice President and General Counsel. Prior to that time, he was engaged in the private practice of law in Virginia and New York. Mr. Maggs is a graduate of Niagara University and received his Juris Doctor from George Mason University Law School.

Lynne M. Misericordia has been Senior Vice President and Treasurer since Pinnacle's inception in 2001. Ms. Misericordia previously held the position of Treasurer with International Home Foods Inc. from November 1996 to December 2000. Before that, Ms. Misericordia was employed by Wyeth from August 1985 to November 1996 and held various financial positions.

John  F. Kroeger has been our Vice President and Deputy General Counsel since joining the Company in November 2001. In addition, Mr. Kroeger was also the Vice President of Human Resources from 2004 through 2006. Prior to Pinnacle Foods, Mr. Kroeger was the Vice President and General Counsel of Anadigics, Inc.. From August 1998 until December 2000, Mr. Kroeger was Vice President and Assistant General Counsel at International Home Foods Inc. Mr. Kroeger has also held legal and general management positions with leading companies in the chemical, pharmaceutical and petroleum-refining industries.  Mr. Kroeger is licensed to practice law in the States of New Jersey and Virginia.  He is a graduate of the College of William and Mary with the following degrees:  BA (Economics), J.D., and a  Masters of Law and Taxation.

Roger Deromedi was appointed Non-Executive Chairman of the Board in 2009, and is a Director. Previously, he was Executive Chairman of the Board since April 2, 2007. Prior thereto, Mr. Deromedi served as Chief Executive Officer of Kraft Foods Inc. from December 2003 to June 2006. Prior to that, he was co-Chief Executive Officer, Kraft Foods Inc. and President and Chief Executive Officer, Kraft Foods International since 2001. He was President and Chief Executive Officer of Kraft Foods International from 1999 to 2001 and previously held a series of increasingly responsible positions since joining General Foods, Kraft's predecessor company, in 1977. Mr. Deromedi is on the Board of Directors of the Rainforest Alliance, the Joffrey Ballet, and the Board of Trustees of the Field Museum of Natural History. Mr. Deromedi earned an MBA from the Stanford Graduate School of Business and a BA in economics and mathematics from Vanderbilt University.

Jason Giordano is a Director. Mr. Giordano is a Principal in the Private Equity Group at Blackstone. Since joining Blackstone in 2006, Mr. Giordano has been involved in the execution of the firm's investments in Pinnacle Foods, Birds Eye Foods and Polymer Group, Inc. and in analyzing investment opportunities across various industries, including Food and Beverage, Consumer Products, Chemicals, and Industrials. Before joining Blackstone, Mr. Giordano was an Associate at Bain Capital where he evaluated and executed global private equity investments in a wide range of industries. Prior to that, he worked in investment banking at Goldman, Sachs & Co. focused on Communications, Media, and Entertainment clients. Mr. Giordano received an AB from Dartmouth College and an MBA with High Distinction from Harvard Business School, where he graduated as a Baker Scholar. Mr. Giordano also serves on the Board of Directors of HealthMarkets, Inc. and Polymer Group, Inc.

Prakash A. Melwani is a Director. Mr. Melwani is a Senior Managing Director in the Private Equity Group at Blackstone and is based in New York. Since joining Blackstone in 2003, Mr. Melwani has led Blackstone's investments in Kosmos Energy, Foundation Coal, Texas Genco, Ariel Re, Pinnacle Foods, RGIS Inventory Specialists and Performance Food Group. Before joining Blackstone, Mr. Melwani was a founding partner of Vestar Capital Partners and served as its Chief Investment Officer. Prior to that, he was with the management buyout group at The First Boston Corporation and with N.M. Rothschild & Sons in Hong Kong and London. Mr. Melwani received a First Class Honors degree in Economics from Cambridge University, England, and an MBA with High Distinction from the Harvard Business School where he graduated as a Baker Scholar and a Loeb Rhodes Fellow. Mr. Melwani also serves as a Director of Kosmos Energy, Ariel Re, RGIS Inventory Specialists and Performance Food Group.

Jeff Overly is a Director. Mr. Overly is an Operating Partner in the Private Equity Group at Blackstone. Mr. Overly is involved in monitoring, advising, and supporting Lean Operational Excellence and Supply Chain improvement opportunities within Blackstone's portfolio company holdings. Before joining Blackstone in 2008, Mr. Overly was Vice President of Global Fixture Operations at Kohler Company where he was responsible for global manufacturing operations, including the entire supply chain from procurement to shipment of finished product through a multi-warehouse regional distribution center network. Prior to that, he served 25 years at General Motors Corporation and Delphi Corporation in numerous operations and engineering positions with global responsibilities. Mr. Overly has a BS in Industrial Management from the University of Cincinnati, and a Masters in Business from Central Michigan University.

Raymond P. Silcock is a Director. He was appointed Audit Committee Chairman effective May 2008. Currently, Mr. Silcock is a management consultant and acting head of finance for The Great Atlantic and Pacific Tea Company. Formerly in 2009, Mr. Silcock was the Executive Vice President and Chief Financial Officer of KB Home, and prior to that served as Senior Vice President and Chief Financial Officer of UST Inc. from 2007 up to its acquisition by Altria, Inc. in January 2009. Before joining UST, Mr. Silcock was Executive Vice President and Chief Financial Officer of Swift & Company from 2006 to 2007 when the Company was acquired by JBS S.A. Prior to that, he was Executive Vice President and Chief Financial Officer of Cott Corporation from 1998 to 2005. In addition, Mr. Silcock spent 18 years with Campbell Soup Company, serving in a variety of progressively more responsible roles, culminating as Vice President, Finance for the Bakery and Confectionary Division. He holds an MBA from the Wharton School of the University of Pennsylvania and is a Fellow of the Chartered Institute of Management Accountants (UK). Mr. Silcock served on the Boards of Prestige Brand Holdings Inc. (2006 to 2009) and American Italian Pasta Company (2006 to 2007).

Equity Investment by Chairman and Executive Officers

At the time of our acquisition by affiliates of The Blackstone Group L.P., our senior management invested $7.0 million to acquire equity interests in Peak Holdings in the form of Class A-2 Units of Peak Holdings. In addition, each was awarded non-voting profits interest units in Peak Holdings under our equity incentive plans described in “Item 11: Executive Compensation-Compensation Discussion and Analysis-Elements of Compensation,” subject to future vesting conditions. At the time of the Birds Eye Acquisition, some of our Directors and senior management invested an additional $3.1 million to acquire equity interests in Peak Holdings in the form of Class A-2 Units of Peak Holdings. Total equity investments by the non-executive Chairman, current and former Directors and senior management as of December 25, 2011 are $11.4 million.

Each of these members of management executed a management unit subscription agreement. Under these agreements, the executives have the right to put their Class A-2 Units and any vested profits interest units to Peak Holdings for a price at least equal to their fair market value if their employment terminates due to disability or death prior to the earlier of an initial public offering of Peak Holdings or a change of control of Peak Holdings. The agreements also contain terms that allow Peak Holdings or Blackstone at its option to purchase from executives the Class A-2 Units and any recently vested profits interest units if the executive engages in activity competing with our company or if the executive is terminated due to death or disability, a termination without cause or constructive termination (other than, in such case, the Class A-2 Units, unless the executive has engaged in activity competing with our company), a termination for cause or a voluntary termination of their employment. Should Peak Holdings or Blackstone elect to exercise their purchase rights under the agreements, the price per unit will depend on the nature of the executive's termination of employment.

Corporate Governance Matters

The Board of Directors met five times during 2011.

Background and Experience of Directors.  When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable our Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Board of Directors focused primarily on each person's background and experience as reflected in the information discussed in each of the directors' individual biographies set forth above.  We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. Once appointed, Directors serve until they resign or are terminated by our equity holders. In particular, the members of our Board of Directors considered the following important characteristics: (i) Mr. Melwani, Mr. Giordano and Mr. Overly are representatives appointed by affiliates of The Blackstone Group L.P., our principal equity holder and have significant financial, investment and operational experience from their involvement in Blackstone's investment in numerous portfolio companies and have played active roles in overseeing those businesses, (ii) Mr. Deromedi, our Non-Executive Chairman of the Board and Mr. Silcock each have had significant executive level experience throughout their careers in leading consumer package goods companies, and (iii) Mr. Gamgort, our Chief Executive Officer, previously served as North American President for Mars Incorporated, where he managed the company's North American portfolio. In addition, Mr. Gamgort served as President of Major League Baseball Properties and at Kraft Foods, where he held key marketing, sales, corporate strategy, and general management roles.

Board Leadership Structure. Our Board of Directors is led by the Non-Executive Chairman, who is appointed by our principal equity holders. The Chief Executive Officer position is separate from the Chairman position. We believe that the separation of the Chairman and Chief Executive Officer positions is appropriate corporate governance for the Company at this time.

Role of Board in Risk Oversight. The Board of Directors has extensive involvement in the oversight of risk management related to the Company and its business and accomplishes this oversight through the regular reporting by the Audit Committee. The Audit Committee represents the Board by periodically reviewing the accounting, reporting and financial practices of the Company, including the integrity of our financial statements, the surveillance of administrative and financial controls and the Company's compliance with legal and regulatory requirements. Through its regular meetings with management, including the finance, legal, and internal audit functions, the Audit Committee reviews and discusses all significant areas of our business and summarizes for the Board of Directors all areas of risk and the appropriate mitigating factors. In addition, our Board receives periodic detailed operating performance reviews from management.

Audit Committee
The board of directors has adopted a written charter for the audit committee. Our audit committee is responsible for (1) selecting the independent auditors, (2) approving the overall scope of the audit, (3) assisting the board of directors in monitoring the integrity of our financial statements, the independent accountant's qualifications and independence, the performance of the independent accountants and our internal audit function and our compliance with legal and regulatory requirements, (4) annually reviewing an independent auditors' report describing the auditing firms' internal quality-control procedures, any material issues raised by the most recent internal quality-control review, or peer review, of the auditing firm, (5) discussing the annual audited financial and quarterly statements with management and the independent auditor, (6) periodically meeting separately with each of management, internal auditors and the independent auditor, (7) reviewing with the independent auditor any audit problems or difficulties and managements' response, (8) handling such other matters that are specifically delegated to the audit committee by the board of directors from time to time and (9) reporting regularly to the full board of directors.

The members of the current audit committee are Mr. Silcock (Chairman), Mr. Giordano and Mr. Overly. Our board of directors has not affirmatively determined whether any of the members of the current audit committee is an “audit committee financial expert” or whether any such person is independent under the applicable standards of the New York Stock Exchange or any other standard. Because our securities are not listed on any stock exchange or inter-dealer quotation system, we are not required to have a separately designated audit committee whose members are independent, and therefore our board has not made a formal determination of whether the members of our audit committee are independent or whether that committee includes at least one audit committee financial expert. However, we believe that Mr. Silcock would be considered an audit committee financial expert within the meaning of the rules and regulations of the Securities and Exchange Commission if our board of directors were to make such a determination. The Audit Committee met six times during 2011. See “Executive Officers and Directors” above for a description of Mr. Silcock's relevant experience. See also “Item 13: Certain Relationships and Related Transactions and Director Independence-Director Independence.”

Compensation Committee Interlocks and Insider Participation
The members of our Compensation Committee are Prakash Melwani (Chairman), a Senior Managing Director of Blackstone, Jason Giordano, a Principal of Blackstone, and Roger Deromedi, Non-Executive Chairman of the Board. None of the members are current or former officers or employees of our company. We are parties to certain transactions with Blackstone described in “Certain Relationship and Related Transactions” section below. Mr. Deromedi does not participate in Compensation Committee discussions regarding his own compensation. The Compensation Committee met three times during 2011.

Audit Committee Report

We have reviewed and discussed with management the Company's audited financial statements for the year ended December 25, 2011.

We have discussed with the independent accountant the matters required to be discussed by Statement on Audited Standards No. 114, Communication with Audit Committees, as adopted, by the Public Company Accounting Oversight Board.

We have received and reviewed the written disclosures and the letter from the independent auditors required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant's independence.

Based on the reviews and discussions referred to above, we have recommended to the Board of Directors that the financial statements referred to above be included in this Form 10-K.

THE AUDIT COMMITTEE
Mr. Raymond P. Silcock
Mr. Jason Giordano
Mr. Jeff Overly

Compensation Committee Report

We have reviewed and discussed the Compensation Discussion and Analysis which is included in the section titled "Item 11: Executive Compensation." Based on the review and discussions, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE
Mr. Prakash Melwani
Mr. Jason Giordano
Mr. Roger Deromedi

Code of Ethics

Our employee handbook contains certain standards for ethical conduct required of our employees. We require all employees to meet our ethical standards which include compliance with all laws while performing their job duties with high integrity and professionalism.

We have also adopted a Code of Ethics for our Chief Executive Officer, our Chief Financial Officer and all other executive officers and other key employees. This Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, compliance with all applicable laws and regulations, promote the internal reporting of violations and accountability for adherence to the code.

A copy of our Code of Ethics can be obtained free of charge by emailing investorrealations@pinnaclefoods.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Program Objectives and Design

Our primary objective in establishing our comprehensive compensation program is to recruit, attract, retain and properly incent high-level talent to work for and ultimately add value to our company for the benefit of our equity holders.

Each element of the overall comprehensive program (discussed in greater detail below) is intended to be competitive with similar elements offered both locally and nationally by other like-size employers and competitors, and the elements taken together are intended to present a comprehensive competitive program to accomplish the objectives noted above.

We designed most of the major elements of our comprehensive compensation program by soliciting initial thoughts and ideas from our senior management team, consisting of our Chief Executive Officer, Executive Vice President and Chief Financial Officer, Executive Vice President and Chief Human Resources Officer, Senior Vice President, Treasurer and Assistant Secretary and Senior Vice President, Secretary and General Counsel, and in consultation with other members of our senior management. Additional input and suggested objectives were received from representatives of our major equity holders and outside, independent service providers. Major compensation elements are reviewed annually by our senior management.

After receipt of the input noted and development of proposed plans, such plans were (and in the case of annual bonus plans, are annually) presented to our Compensation Committee. The Compensation Committee consists of Directors Prakash Melwani, a Senior Managing Director of Blackstone, Jason Giordano, a Principal of Blackstone, and Chairman of the Board Roger Deromedi. None of these members are current or former officers or employees of our company. We are parties to certain transactions with Blackstone described in “Item 13 - Certain Relationships and Related Transactions.” Mr. Deromedi does not participate in Compensation Committee discussions involving his compensation.

The Compensation Committee comments on and ultimately adopts our comprehensive compensation program.

Our compensation program is designed to reward performance by our company's executives, which in turn creates value for our company's equity holders. Performance is reviewed annually for both our company's executives and our company as a whole. Our Compensation Committee reviews and approves annual compensation elements such as bonus plan attainment, and our company's full Board of Directors reviews full year earnings and management performance by our company's executives. The Board as a whole also approves elements of our annual budgets, which include certain elements of the compensation program such as annual bonuses and annual merit base salary increases, if any, for our company's executives.

In short, if value is not added to our company annually, certain of the elements of the compensation program are not paid or do not vest, i.e., annual bonuses, annual merit base salary increases and certain equity grants.

The compensation program is not intended to reward only short-term or annual performance. It is also intended to reward long-term company performance. Therefore, employee equity programs, which are discussed in more detail below, are key elements of the compensation program.

Elements of Compensation
For the fiscal year ending December 25, 2011, our company had five principal elements which made up our compensation program. They were:

•	Base salary and potential annual merit adjustment;

•	Bonus plan ("MIP" or “Management Incentive Plan”);

•	Employee equity plans;

•	Severance, change of control and other termination-related programs; and

•	401(k) plan and other benefits.

The following is a brief discussion of each principal element of compensation.

(a)
Base salary. Our Chief Executive Officer sets the base salaries for all executive officers of our company, with the exception of his own, which is set by the Compensation Committee. Base salaries are intended to compensate the executive officers and all other salaried employees for their basic services performed for our company on an annual basis. All salaried employees are paid bi-weekly in equal increments. In setting base salaries, our company takes into account the employee's experience, the functions and responsibilities of the job, salaries for similar positions within the community and for competitive positions in the food industry generally and any other factor relevant to that particular job. We establish salary grades for all levels of the organization. Each grade has a minimum, a midpoint and a maximum. On average, we attempt to pay in the middle range for each job but do not confine ourselves to this practice if other factors such as experience warrant a higher base salary. In determining applicable salaries, we also consult with outside consultants and recruiters, senior members of our management team who have contacts and experience at other relevant companies, board members and equity holder employment relations personnel. Base salaries may be adjusted annually and, in certain circumstances, adjusted throughout the year to deal with competitive pressures or changes in job responsibilities. Annual merit adjustments are made to base salaries based upon each executive's performance. The Chief Executive Officer's annual merit adjustment is approved by the Compensation Committee of the Board of Directors. Adjustments for all other executives are approved by the Chief Executive Officer.

(b)
Bonus plan (MIP). We use our MIP to incent our eligible employees on an annual basis. The MIP, together with base salary and basic benefits (other than our 401(k) plan) are considered to be short-term compensation programs. Our MIP are intended to reward executives and other eligible employees for achieving annual profit and operational goals. Generally under all bonus programs, our Management EBITDA target, which is derived from our operating plan for the year and approved annually by the Board of Directors, is a major component, and individual goals or “MBO's” account for the balance.

The Management EBITDA targets for our bonus plans were $460 million for the fiscal year ended December 25, 2011, $450 million for the fiscal year ended December 26, 2010 and $240 million for the fiscal year ended December 27, 2009. Actual Management EBITDA performance was under target at $450 million for the fiscal year ended December 25, 2011, and the overall rating on operational goals (in the areas of quality brand marketing, product innovation, trade spending efficiency, customer service, food safety, productivity, synergies realization, footprint consolidation and organizational development) was under target, principally due to the challenging state of the industry, inflation and weather-related crop availability, although the Board of Directors and the Compensation Committee did recognize in their evaluation strong performance in the areas of synergies realization, footprint consolidation and organizational development. The combination of missing the Management EBITDA target and the under target score ascribed to operational goals resulted in a payout of 20% for 2011. Management EBITDA was $447 million for the fiscal year ending December 26, 2010, which was slightly under the Management EBITDA target and the overall rating on 2010 operational goals was under target, principally as a result of a challenging retail environment in the food industry, although the Board of Directors and the Compensation Committee did recognize in their evaluation the excellent performance in the integration of the Birds Eye Foods acquisition. This resulted in a payout rate of 84% for 2010. Management EBITDA was $248 million for the fiscal year ending December 27, 2009, exceeding the Management EBITDA target and the overall rating on operational goals was over target. This resulted in an overall payout rate of 138% of target awards under our MIP for 2009.

Robert J. Gamgort, our Chief Executive Officer, has compensation that includes deferred cash incentive MIP awards that are described further below under the section titled "Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2011- Employment Agreements".

Senior management of our company decides who is eligible to participate in the MIP and what the terms of the plans are, including what an employee's bonus potential is. All jobs at our company have grade levels attached to them, and some of these grade levels have target bonus levels assigned to them. The full Board of Directors must approve the bonus pool contained in the annual budget; the Compensation Committee must approve actual payment of bonuses pursuant to the MIP and must specifically consider and approve the bonuses to the named executive officers. All bonus targets are equal to a pre-set percentage of a person's salary with target and maximum payouts if certain business objectives are attained.

(c)
Equity programs. Our indirect parent companies currently have two long-term equity incentive plans: the 2007 Stock Incentive Plan and the 2007 Unit Plan (the 2007 Stock Incentive Plan and the 2007 Unit Plan are collectively referred to as the “2007 Equity Plans”). The 2007 Equity Plans provide executives with the opportunity to acquire a proprietary interest in our indirect parent companies as an incentive for them to remain in our service. The total percentage of equity reserved for issuance under the 2007 Equity Plans is 10% of the total equity of Crunch Holding Corp. The 2007 Stock Incentive Plan includes approximately 175 salaried employees and is authorized to issue up to 20,000 options to purchase shares of Crunch Holding Corp. common stock. All options granted under the plan must be awarded with a strike price that is no less than the fair market value of a share of Crunch Holding Corp. common stock on the date of the grant. Under the 2007 Unit Plan, approximately 60 management employees were given the opportunity to invest in our company through the purchase of Class A-2 Units in our ultimate parent, Peak Holdings LLC. In addition, each manager who so invested was awarded profits interests in Peak Holdings LLC in the form of Class B-1, Class B-2 and Class B-3 Units (collectively, “PIUs”). Generally, 25% of the options and PIUs will vest ratably over five years. Fifty percent of the options (the “performance options”) and PIUs (consisting of the Class B-2 Units) vest ratably over five years (consisting of the Class B-1 Units) depending upon whether annual or cumulative Management EBITDA targets are met. The plan also provides that, if the Management EBITDA target is achieved in any two consecutive fiscal years during the employee's continued employment, then that year's and all prior years' Class B-2 Units will vest and become exercisable, and if the Class B-3 Units vest and become exercisable during the employee's continued employment, then all the Class B-2 Units will also vest and become exercisable. Vesting for the Class B-3 Units is discussed below.

The Management EBITDA targets for our equity plans for the fiscal year ended December 25, 2011 were twofold: 1)for grants that were issued in 2010 and prior years, the Management EBITDA target was $503 million; and 2) for grants that were issued in 2011, the Management EBITDA target was $460 million. The $503 million target for 2011 was set during 2010 at a time when prevailing market conditions in the industry were more favorable. The Management EBITDA targets for our equity plans were $435 million for the fiscal year ended December 26, 2010 and $240 million for the fiscal year ended December 27, 2009. Certain employees have equity awards that are subject to enhanced Management EBITDA targets that are described further below under the section titled "Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2011- Employment Agreements". Because actual Management EBITDA was $450 million for the fiscal year ended December 25, 2011, our targets were not met and the Class B-2 Units did not vest. Because actual Management EBITDA was $447 million for the fiscal year ended December 26, 2010 and $248 million for the fiscal year ended December 27, 2009, our target was met in in both years and the Class B-2 Units vested, as well as catch up vesting on the 2008 Class B-2 Units. This is discussed in greater detail in Note 5 to the Consolidated Financial Statements.

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

Under the 2007 Equity Plans, vesting terminates upon an executive's termination, but in most cases a terminated executive may exercise his vested options within 90 days of termination. Under these plans, the executives have the right to put their Class A-2 Units, any vested PIUs and any shares held as a result of the exercise of any option to Peak Holdings or Crunch Holding Corp., as the case may be, for a price at least equal to their fair market value if their employment terminates due to disability or death prior to the earlier of an initial public offering or change of control of Peak Holdings or Crunch Holding Corp., as the case may be. The plans contain terms that allow Peak Holdings or Crunch Holding Corp., as the case may be, at its option to purchase from executives the Class A-2 Units, any vested PIUs and any shares held as a result of the exercise of any option if the executive engages in activity competing with our company or if the executive is terminated due to death or disability, a termination without cause or constructive termination (in the case of the 2007 Unit Plan other than the Class A-2 Units, unless the executive has engaged in activity competing with our company), a termination for cause or a voluntary termination of employment. Should Peak Holdings or Blackstone elect to exercise these purchase rights, the price per unit will depend on the nature of the executive's termination of employment. Equity awards under the 2007 Stock Incentive Plan are granted based upon recommendations from senior management and approved by the Chief Executive Officer. Equity awards under the 2007 Unit Plan are approved by the Board of Directors.

(d)
Severance, change of control and other termination-related programs. We generally have two forms of post-termination compensation-the use of change of control language in employment letters or agreements and basic severance plan provisions. Each of these two forms of compensation is necessary in our opinion to help attract and retain top quality executives. In addition, we believe that we benefit from such plans as they help to ensure continuity of management. Without these plans, and in the event of a possible or actual change in control, certain executives may feel the need to find other employment before they were forced to leave after a change of control event. With such plans in place, we believe that there will be more stability with our senior executives, allowing for more efficient operation of our company and the creation of additional value for our company and our equity holders. At present, we have only one type of change of control provision in our existing employment agreements and letter agreements with our various members of management. This provision essentially provides that, unless the applicable executive is retained in his or her job following a change in control with the same or similar duties, responsibilities, compensation and location of job, the executive may terminate his or her employment and receive a change of control payment.

Further, we maintain a severance plan for which the value, based on management's experience, is similar to competitor companies of equal size. The severance plan provides a weekly severance based upon the employee's total years of service with our company, with minimums of four weeks pay for new hires and up to 16 weeks pay for executives at higher levels. All executives of our company who do not have change of control provisions applicable to them are eligible for the benefits of the severance plan.

(e)
401(k) plan and other benefits. We provide various other benefits and compensation-related programs to executives and other salaried employees, which allow us to provide a full and comprehensive compensation package. This full package of compensation elements is important to our company's objectives to attract, retain and incent high-quality employees. We do not sponsor a defined benefit pension plan for salaried employees. The elements of our company's compensation program not otherwise discussed above are:

(i)
A 401(k) plan wherein our company matches up to 50% of employee contributions, up to a maximum company contribution of 3% of the employee's pay (up to the Internal Revenue Service. annual covered compensation limit);

(ii)	Medical and dental insurance for which our company pays approximately 70% of the premiums;

(iii)	Life and Accidental Death and Dismemberment insurance paid for by our company; and

(iv)	Long-term Disability and Short-Term Disability insurance paid for by our company.

In establishing and providing the plans noted above, our company uses outside 401(k) and benefits consultants for medical and 401(k) plan design. Each of the outside consultants provides not less than annual advice about the plan designs for similar manufacturing companies across the United States and in the communities where our company is located. As with other elements of compensation, our company strives to provide competitive benefits to attract high quality executives. Based on our general perception of the market and while we have not identified specific companies, we believe that the benefits noted in this section generally are at the 50th percentile of all similarly situated manufacturers and competitors with exceptions made where we believe necessary based on the communities where our company is located.

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

Summary Compensation Table
The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our named executive officers for 2011, 2010 and 2009, for services rendered to us during the respective fiscal years.

							Non-Equity
					Equity	Option	Incentive Plan		All Other
		Salary	Bonus		Awards (a)	Awards	Compensation		Compensation		Total
Name and Principal Position	Year	($)	($)		($)	($)	($)		($)		($)

Robert J. Gamgort (b)	2011	875,000	—		—	—	475,000	(f)	7,890	(g)	1,357,890
Chief Executive Officer	2010	868,942	—		1,457,044	—	1,515,000	(f)	7,890		3,848,876
and Director	2009	375,962	458,333		4,491,000	—	537,624	(f)	228		5,863,147

Craig Steeneck	2011	521,701	—		—	—	89,172		8,178	(h)	619,051
Executive Vice President and	2010	509,850	—		478,780	—	347,429		8,178		1,344,237
Chief Financial Officer	2009	500,000	200,000		—	—	776,250		8,210		1,484,460

Antonio F. Fernandez (c)	2011	384,135	300,000	(e)	1,162,485	—	66,232		8,083	(i)	1,920,935
Executive Vice President and	2010	—	—		—	—	—		—		—
Chief Supply Chain Officer	2009	—	—		—	—	—		—		—

Mark L. Schiller (d)	2011	427,803	—		95,985	—	72,882		8,178	(j)	604,848
Executive Vice President	2010	245,192	—		1,294,000	—	205,870		339,809		2,084,871
and Division President -	2009	—	—		—	—	—		—		—
Duncan Hines Grocery Division

Sara Genster Robling	2011	390,079	—		—	—	66,595		8,898	(k)	465,572
Executive Vice President	2010	374,096	—		388,200	—	274,890		8,178		1,045,364
and Division President -	2009	339,308	—		598,800	—	369,495		8,210		1,315,813
Birds Eye Frozen Division

(a)
Stock Awards and Option Awards were valued under the Black Scholes methodology, in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 718 ("ASC Topic 718"), the authoritative guidance for stock compensation, and represent grant date fair value for the Class B-1, Class B-2 and Class B-3 Units. The assumptions used in the valuation are discussed in Note 5 to our Consolidated Financial Statements for the years ended December 25, 2011, December 26, 2010 and December 27, 2009. During prior years these awards were valued for disclosure purposes based upon the assumed terminal value upon exercise, which was significantly higher than the Black Scholes value. We have changed our valuation methodology for disclosure purposes during the current year in order to conform our presentation with the generally accepted methodology.

(b)	On July 13, 2009, Mr. Gamgort was appointed Chief Executive Officer and Director of the Company.

(c)	Mr. Fernandez was hired as Executive Vice President and Chief Supply Chain Officer on February 7, 2011.

(d)	Mr. Schiller was hired by the Company on June 7, 2010 and serves as Executive Vice President and Division President - Duncan Hines Grocery Division.

(e)	Represents a sign on bonus to compensate for forfeited benefits at previous employer.

(f)
For Mr. Gamgort, 2011 includes $175,000 awarded under the regular Management Incentive Plan and $300,000 annual deferred cash incentive award based upon the Board of Directors' evaluation of attainment of specific 2011 performance objectives. For 2010 includes $735,000 awarded under the regular Management Incentive Plan and $780,000 annual deferred cash incentive award based upon the Board of Directors' evaluation of attainment of specific 2010 performance objectives. For 2009 includes $537,624 awarded under the regular Management Incentive Plan.

(g)	For Mr. Gamgort, “All other compensation” for 2011 includes contributions made by the Company to his 401(k) account and group life insurance.

(h)	For Mr. Steeneck, “All other compensation” for 2011 includes contributions made by the Company to his 401(k) account and group life insurance.

(i)	For Mr. Fernandez, “All other compensation” for 2011includes contributions made by the Company to his 401(k) account and group life insurance.

(j)	For Mr. Schiller, “All other compensation” for 2011 includes contributions made by the Company to his 401(k) account and group life insurance.

(k)	For Ms. Robling, “All other compensation” for 2011 includes contributions made by the Company to her 401(k) account and group life insurance.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2011

Employment Agreements
Crunch Holding Corp., one of our indirect parent companies, entered into substantially similar employment agreements with each of Robert J. Gamgort and Craig Steeneck that govern the terms of each executive's employment. Mr. Gamgort entered into an employment agreement for an initial term of five years commencing on July 13, 2009 which is filed as Exhibit 10.28. Mr. Gamgort's employment agreement was amended on March 8, 2011 and is filed as Exhibit 10.38. Mr. Steeneck entered into an employment agreement, which is filed as Exhibit 10.16 and is for an initial term of five years commencing on April 2, 2007. The initial term of the contracts for each of Mr. Gamgort and Mr. Steeneck will be automatically extended for an additional one-year period on each anniversary date after the initial term, unless one of the parties provides the other 60 days' prior written notice before the expiration that the term shall not be extended. The agreements are terminable by either party at any time, provided that an executive must give no less than 30 days' notice prior to a resignation.

The amended employment agreement for Mr. Gamgort sets forth (a) his annual base salary, which will be subject to discretionary annual increases upon review by the Board of Directors; (b) states that he will be eligible to earn an annual bonus award at a target of 100% of the base salary, and up to a maximum of 200% of the base salary, based upon the achievement of annual Management EBITDA target or maximum performance objectives established annually by the Board; (c) states that he will be eligible to receive an annual deferred cash incentive award with a target of $1 million contingent on satisfaction of specified performance objectives established by the Board (the Board may, at its sole discretion, award pro-rata portions of any deferred award up to $1 million if the performance objectives are not satisfied in full), with each award payable on the third anniversary of its grant date, or upon a change in control of the Company (the award for the 2009 fiscal year was pro-rated and was not subject to performance criteria); and (d) eligibility to receive a $3-4 million transaction incentive award, in the event of a qualified public offering or a change of control that occurs during Mr. Gamgort's employment, with the grant of the transaction incentive award contingent on the valuation of Peak Holdings at the time of the transaction.

The Company has an employment agreement with Mr. Steeneck that sets forth his annual base salary, which will be subject to discretionary annual increases upon review by the Board of Directors, and states that the executive will be eligible to earn an annual bonus as a percentage of salary with respect to each fiscal year (with a target percentage between 85% and 200%), based upon the extent to which annual performance targets established by the Board of Directors are achieved. The annual bonus, if any, shall be paid within two and one-half months after the end of the applicable fiscal year.

Pursuant to each employment agreement listed above, if an executive's employment terminates for any reason, the executive is entitled to receive (i) any base salary and unused vacation accrued through the date of termination; (ii) any annual bonus earned, but unpaid, as of the date of termination, (iii) reimbursement of any unreimbursed business expenses properly incurred by the executive; and (iv) such employee benefits, if any, as to which the executive may be entitled under our employee benefit plans (the payments and benefits described in (i) through (iv) being “accrued rights”). If an executive's employment is terminated by us without “cause” (as defined below) (other than by reason of death or disability) or if the executive resigns as a result of a “constructive termination” (as defined below) (each a “qualifying termination”), the executive is entitled to (i) the accrued rights; (ii) a pro rata portion of a target annual bonus based upon the percentage of the fiscal year that shall have elapsed through the date of the executive's termination of employment; (iii) subject to compliance with certain confidentiality, non-competition and non-solicitation covenants contained in his employment agreement and execution of a general release of claims on behalf of the Company, an amount equal to the product of (x) one and one-half in the case of Mr. Gamgort or one in the case of Mr. Steeneck and (y) the sum of (A) the executive's base salary and (B) the executive's target annual bonus amount, which shall be payable to the executive in equal installments in accordance with the Company's normal payroll practices; (iv) continued coverage under our group health plans until the earlier of (A) eighteen months in the case of Mr. Gamgort and one year in the case of Mr. Steeneck from the executive's date of termination of employment with the Company and (B) the date the executive is or becomes eligible for comparable coverage under health, life and disability plans of another employer; and, in the case of Mr. Gamgort, (v) the applicable payments under the terms of the annual deferred cash incentive award and the transaction incentive award.

For purposes of these agreements, “cause” is defined as (A) the executive's continued failure substantially to perform his material duties under executive's employment (other than as a result of total or partial incapacity due to physical or mental illness) following notice by the Company to the executive of such failure and 30 days within which to cure; (B) theft or embezzlement of Company property; (C) any act on the part of executive that constitutes a felony under the laws of the United States or any state thereof (provided, that if a executive is terminated for any action described in this clause (C) and the executive is never indicted in respect of such action, then the burden of establishing that such action occurred will be on the Company in respect of any proceeding related thereto between the parties and the standard of proof will be clear and convincing evidence (and if the Company fails to meet that standard, the Company will reimburse the executive for his reasonable legal fees in connection with that proceeding)); (D) the executive's willful material misconduct in connection with his duties to the Company or any act or omission which is materially injurious to the financial condition or business reputation of the Company or any of its subsidiaries or affiliates; (E) the executive's breach of the provisions of the non-competition clause of these agreements; or, solely in the case of Mr. Steeneck, (F) dishonesty in the performance of manager's duties resulting in material harm to the Company. No act will be deemed to be “willful” if conducted in good faith with a reasonable belief that the conduct was in the best interests of the Company.

For purposes of these agreements, “constructive termination” is defined as (A) the failure of the Company to pay or cause to be paid the executive's base salary or annual bonus (if any) when due; (B) a reduction in the executive's base salary or target bonus opportunity percentage of base salary (excluding any change in value of equity incentives or a reduction in base salary affecting substantially all similarly situated executives by the same percentage of base salary); (C) any substantial and sustained diminution in the executive's duties, authority or responsibilities as of the date of the agreement; (D) a relocation of the executive's primary work location more than 50 miles without his prior written consent; (E) the failure to assign the executive's employment agreement to a successor, and the failure of such successor to assume that employment agreement, in any public offering or change of control (each as defined in the Securityholders Agreement, dated April 2, 2007, described under “Item 13: Certain Relationships and Related Transactions and Director Independence-Securityholders Agreement of Peak Holdings LLC”); (F) a Company notice to the executive of the Company's election not to extend the employment term; or, solely in the case of Mr. Gamgort, (G) a failure to elect or reelect or the removal as a member of the board of directors; provided, that none of these events will constitute constructive termination unless the Company fails to cure the event within 30 days after notice is given by the executive specifying in reasonable detail the event which constitutes constructive termination; provided, further, that constructive termination will cease to exist for an event on the 60th day following the later of its occurrence or the executive's knowledge thereof, unless the executive has given the Company notice thereof prior to such date.

In the event of an executive's termination of employment that is not a qualifying termination or a termination due to death or disability, he will only be entitled to the accrued rights (as defined above); and, in the case of Mr. Gamgort's death or disability or termination not for cause or constructive termination, the applicable payments under the terms of the annual deferred cash incentive award and the transaction incentive award.

For information with respect to potential payments to the named executive officers pursuant to their employment agreements upon termination or change of control, see the tables set forth below under “-Potential Payments Upon Termination or Change in Control.”

Each of the agreements also contains non-competition provisions that limit the executive's ability to engage in activity competing with our company for 18 months, in the case of Mr. Gamgort, or one year, in the case of Mr. Steeneck, after termination of employment. Termination payments are contingent on the executive’s compliance with all non-competition provisions.

Other Change of Control and Severance Agreements

Mr. Schiller, Mr. Fernandez and Ms. Robling have entered into severance agreements that are different from the general Company policy. Under Mr. Schiller's agreement, if his employment is terminated by us without cause (as defined), then he would be entitled to a cash payment equal to his then current salary and target bonus for 12 months. Under Mr. Fernandez's agreement, if his employment is terminated by us without cause (as defined), then he would be entitled to a cash payment equal to her then current salary for up to 18 months (12 months guaranteed plus six additional months should he not be employed after the initial 12 months). Under Ms. Robling's agreement, if her employment is terminated by us without cause (as defined), then she would be entitled to a cash payment equal to her then current salary for up to 12 months (nine months guaranteed plus three additional months should she not be employed after the initial nine months). Mr. Schiller's agreement is filed as Exhibit 10.32. Mr. Fernandez agreement is filed as Exhibit 10.37. Ms. Robling's agreement is filed as Exhibit 10.31.

Grants of Plan-Based Awards in Fiscal 2011

The following table provides supplemental information relating to grants of plan-based awards in fiscal 2011 to help explain information provided above in our Summary Compensation Table.

					Estimated Future Payout	All Other	Grant Date
		Estimated Future Payouts Under			Under Equity Incentive	Stock Awards:	Fair Value
		Non-Equity Incentive Plan Awards			Plan Awards	Number of	of Stock
	Grant	Threshold	Target	Maximum	Target	Units	Awards
Name	Date	($)	($)	($)	(#)	(#)	($)

Robert J. Gamgort	2011	—	875,000	1,750,000

Craig Steeneck	2011	—	445,861	891,721

Antonio F. Fernandez	2011	—	361,250	722,500
	June 16, 2011				408.75	136.25	1,162,485

Mark L. Schiller	2011	—	364,410	728,821
	June 16, 2011				33.75	11.25	95,985

Sara Genster Robling	2011	—	332,976	665,953

Outstanding Equity Awards at 2011 Fiscal Year End

The following table provides information regarding outstanding awards made to our named executive officers as of our most recent fiscal year end.

	Stock Awards
						Equity Incentive
				Equity Incentive		Plan Awards:
				Plan Awards:		Market or Payout
				Number of		Value of
	Number of		Market Value of	Unearned Shares,		Unearned Shares,
	Shares or Units		Shares or Units	Units or Other		Units or Other
	of Stock That		of Stock That	Rights That Have		Rights That Have
	Have Not Vested		Have Not Vested (h)	Not Vested		Not Vested (h)
Name	(#) (a)		($)	(#) (b)		($)

Robert J. Gamgort	450.1	(c)	1,003,582	1,575.3	(c)	3,228,997

Craig Steeneck	75.5	(d)	182,666	480.5	(d)	1,026,182

Antonio F. Fernandez	136.3	(e)	290,623	408.8	(f)	871,868

Mark L. Schiller	111.3	(f)	282,839	333.8	(e)	848,518

Sara Genster Robling	75	(g)	172,603	255.0	(g)	546,909

(a)	Represents Class B-1 profits interest units (“PIUs”), which vest ratably over five years.

(b)
Represents Class B-2 PIUs, which vest ratably over five years depending whether annual or cumulative Management EBITDA targets are met and Class B-3 PIUs, which vest either on a change of control or similar event if certain internal rates of return are met.

(c)
Assuming certain Company performance targets are met, Mr. Gamgort's unvested Class B PIUs vest as follows: in fiscal 2012 - 450.1; in fiscal 2013 - 759.6; in fiscal 2014 - 787.6 and in fiscal 2015 - 28.15.

(d)	Assuming certain Company performance targets are met, Mr. Steeneck's unvested Class B PIUs vest as follows: in fiscal 2012 - 75.5; in fiscal 2013 - 434.3; in fiscal 2014 - 37 and in fiscal 2015 - 9.3.

(e)
Assuming certain Company performance targets are met, Mr. Fernandez's unvested Class B PIUs vest as follows: in fiscal 2012 - 109; in fiscal 2013 - 190.8; in fiscal 2014 - 109, in fiscal 2015 - 109 and in fiscal 2016 - 27.3.

(f)
Assuming certain Company performance targets are met, Mr. Schiller's unvested Class B PIUs vest as follows: in fiscal 2012 - 109; in fiscal 2013 - 190.8; in fiscal 2014 - 109, in fiscal 2015 - 34 and in fiscal 2016 - 2.3.

(g)	Assuming certain Company performance targets are met, Ms. Robling's unvested Class B PIUs vest as follows: in fiscal 2012 - 75; in fiscal 2013 - 127.5; in fiscal 2014 - 120 and in fiscal 2015 - 7.5.

(h)	The value ascribed to the units is the grant date value per B unit and is the value used in calculating stock compensation expense under the authoritative guidance for stock compensation.

Option Exercises and Stock Vested in Fiscal 2011

The following table provides information regarding the amounts received by our named executive officers upon exercise of options or similar instruments or the vesting of stock or similar instruments during our most recent fiscal year.

	Stock Awards
	Number of
	Shares Acquired	Value Received
	on Vesting (a)	on Vesting (a)
Name	(#)	($)

Robert J. Gamgort	140.7	310,239

Craig Steeneck	47.8	110,838

Antonio F. Fernandez	—	—

Mark L. Schiller	25.0	64,711

Sara Genster Robling	22.5	51,063

(a)
During fiscal 2011, a portion of the Class B-1 Units vested. The value ascribed to the vested units is the grant date value per B unit, which is the value used in calculating stock compensation expense under ASC Topic 718, the authoritative guidance for stock compensation.

Nonqualified Deferred Compensation for Fiscal 2011

Robert J. Gamgort, our Chief Executive Officer, has compensation that includes deferred cash incentive MIP awards that are described further below under the section titled "Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2011- Employment Agreements".

Pension Benefits for Fiscal 2011
None of our named executive officers are currently in a defined benefit plan sponsored by us or our subsidiaries or affiliates.

Potential Payments Upon Termination or Change in Control
The following tables show the estimated amount of potential cash severance payable to each of the named executive officers, as well as the estimated value of continuing benefits, based on compensation and benefit levels in effect on December 25, 2011, assuming the executive's employment terminated effective December 25, 2011. Due to the numerous factors involved in estimating these amounts, the actual value of benefits and amounts to be paid can only be determined upon an executive's termination of employment.

In the tables below, the value of the accelerated stock vesting was based upon an estimated value of Peak Holdings LLC Class B Units as of December 25, 2011 of $2,855 each. The value of accelerated stock vesting does not include unvested Class B-2 Units and Class B-3 Units that would vest upon a change of control only if certain internal rate of return targets were met because such targets had not been met as of December 25, 2011. The value of the health and welfare benefits in the tables below was estimated at $1,000 per month.

You should read this section together with the subsection above entitled “ - Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards for 2011-Employment Agreements,” which includes, among other things, definitions of the terms “cause” and “constructive termination” used in the tables below with respect to Messrs. Gamgort and Steeneck. The term “change of control” is defined in the applicable employment agreement or severance agreement for each such executive officer. Mr. Gamgort's severance amounts include $1 million in connection with his deferred cash incentive. Upon a change in control, or a termination without cause, all previously earned deferred cash incentives are also payable. Each of these agreements is filed as an exhibit to this Annual Report on Form 10-K.

All employees have life insurance benefits which are payable upon death. The benefit under the life insurance policy for each of the named executive officers is $350,000.

Robert J. Gamgort		Involuntary
		Termination
	Voluntary	Without	Termination	Constructive	Change in
	Termination	Cause	For Cause	Termination	Control	Disability	Death

Cash Severance	—	3,625,000	—	3,625,000	—	—	—
Acceleration of Stock Vesting	—	—	—	—	1,285,036	—	—
Vested Stock Awards	—	2,248,598	—	2,248,598	—	—	—
Health and Welfare Benefits	—	18,000	—	18,000	—	—	—
Total	—	5,891,598	—	5,891,598	1,285,036	—	—

Craig Steeneck		Involuntary
		Termination
	Voluntary	Without	Termination	Constructive	Change in
	Termination	Cause	For Cause	Termination	Control	Disability	Death

Cash Severance	—	970,403	—	970,403	—	—	—
Acceleration of Stock Vesting	—	—	—	—	215,553	—	—
Vested Stock Awards	—	1,567,395	—	1,567,395	—	—	—
Health and Welfare Benefits	—	12,000	—	12,000	—	—	—
Total	—	2,549,798	—	2,549,798	215,553	—	—

Antonio F. Fernandez		Involuntary
		Termination
	Voluntary	Without	Termination	Constructive	Change in
	Termination	Cause	For Cause	Termination	Control	Disability	Death

Cash Severance	—	637,500	—	—	—	—	—
Acceleration of Stock Vesting	—	—	—	—	388,994	—	—
Vested Stock Awards	—	—	—	—	—	—	—
Health and Welfare Benefits	—	12,000	—	—	—	—	—
Total	—	649,500	—	—	388,994	—	—

Mark L. Schiller		Involuntary
		Termination
	Voluntary	Without	Termination	Constructive	Change in
	Termination	Cause	For Cause	Termination	Control	Disability	Death

Cash Severance	—	793,128	—	—	—	—	—
Acceleration of Stock Vesting	—	—	—	—	317,619	—	—
Vested Stock Awards	—	499,625	—	—	—	—	—
Health and Welfare Benefits	—	12,000	—	—	—	—	—
Total	—	1,304,753	—	—	317,619	—	—

Sara Genster Robling		Involuntary
		Termination
	Voluntary	Without	Termination	Constructive	Change in
	Termination	Cause	For Cause	Termination	Control	Disability	Death

Cash Severance	—	391,737	—	—	—	—	—
Acceleration of Stock Vesting	—	—	—	—	214,125	—	—
Vested Stock Awards	—	342,600	—	—	—	—	—
Health and Welfare Benefits	—	12,000	—	—	—	—	—
Total	—	746,337	—	—	214,125	—	—

Compensation of Directors

Our directors who are also our employees or employees of Blackstone receive no additional compensation for their services as directors. Mr. Deromedi's compensation is discussed below under “Director Service Agreement.” Mr. Silcock, who is not an employee of the Company nor of Blackstone, received (1) an annual retainer of $30,000 to be paid annually in arrears on April 2, (2) an annual payment of $10,000 for serving as Chairman of the Audit Committee and (3) an annual equity grant with an assumed terminal value of approximately $50,000.

The table below sets forth information regarding director compensation for the fiscal year ended December 25, 2011.

					Non-Equity			Total
	Fees Paid	Equity		Option	Incentive Plan	All Other		Number of
	in Cash	Awards (a)		Awards (a)	Compensation	Compensation	Total	Outstanding
Name	($)	($)		($)	($)	($)	($)	Equity Awards

Roger Deromedi	159,000	—		—	21,211	—	180,211	1,075

Raymond P. Silcock	40,000	17,064	(b)	—	—	—	57,064	45

(a)	Equity Awards which were valued in accordance with ASC Topic 718, the authoritative guidance for stock compensation, represent grant date fair value for the Class B-1 and Class B-2 Units.

(b)
Represents 8 Class B-1 Units, each valued at a grant date fair value of $2,133. Consistent with Mr. Silcock's agreement, the value of the of units granted was determined based upon the assumed terminal value upon exercise.

Director Service Agreement
In connection with the Blackstone Transaction, on April 2, 2007, Crunch Holding Corp. entered into a director service agreement with Roger Deromedi that governs the terms of his services to the Company. The term of the agreement commenced on April 2, 2007 and ends on April 2, 2012; provided, however, that commencing on April 2, 2012 and on each April 2 thereafter, the agreement term shall be extended for an additional one-year period unless the Company or Mr. Deromedi provides the other party 60 days' prior notice before the next extension date that the term will not be so extended. This agreement is terminable by either party at any time; provided that Mr. Deromedi must give no less than 30 days' notice prior to a resignation.

The director service agreement sets forth Mr. Deromedi's annual fee, which will be subject to discretionary annual increases upon review by the Board of Directors, and is payable in regular installments. The agreement states that Mr. Deromedi will also be eligible to earn an annual bonus as a percentage of his annual fee with respect to each fiscal year (with a target percentage of 66.7%), based upon the sole discretion of the Board of Directors.

Pursuant to Mr. Deromedi's agreement, if his services are terminated due to death or disability, he is entitled to receive (i) any base salary accrued through the date of termination, (ii) any annual bonus earned, but unpaid, as of the date of the termination and (iii) reimbursement of any unreimbursed business expenses properly incurred by the director prior to the date of termination (the payments described in (i) through (iii) being “accrued rights”).

Pursuant to the director service agreement, if Mr. Deromedi is terminated by us without “cause,” as defined under "Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards in Fiscal 2011 - Employment Agreements,” or as a result of a constructive termination (as defined below), he is entitled to: (i) the accrued rights and (ii) subject to compliance with certain confidentiality, non-competition and non-solicitation covenants contained in his director service agreement and execution of a general release of claims on behalf of the Company, an amount equal to (x) one multiplied by (y) the sum of the annual base salary plus his target annual bonus, which shall be payable to him in equal installments in accordance with our normal payroll practices.

For purposes of Mr. Deromedi's agreement, “constructive termination” means (A) the failure by us to pay or cause to be paid his annual compensation or annual bonus, if any, when due; (B) a reduction in his annual compensation (excluding any change in value of equity incentives or a reduction affecting substantially all senior managers); or (C) a material reduction or a material increase in his duties and responsibilities; provided, that none of these events constitutes constructive termination unless we fail to cure the event within 30 days after written notice is given by him specifying in reasonable detail the event that constitutes the constructive termination; provided, further, that constructive termination will cease to exist for an event on the 60th day following the later of its occurrence or his knowledge thereof, unless he has given us written notice thereof prior to such date.

If Mr. Deromedi's services are terminated by us for “cause” or if he resigns for reasons other than as a result of a constructive termination, he will only be entitled to receive his accrued rights.

Mr. Deromedi's agreement also contains non-competition provisions that limit his ability to engage in activity competing with our company for six months after termination of his services.

On July 13, 2009, Mr. Deromedi, who served as Executive Chairman of the Board of Directors of the Company, became Non-Executive Chairman. All other details of his compensation, duties and authority remained unchanged.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth information with respect to the beneficial ownership of the Class A-1 and Class A-2 Units of our ultimate parent company, Peak Holdings LLC, a Delaware limited liability company, as of December 25, 2011 for (i) each individual or entity known by us to own beneficially more than 5% of the Class A-1 Units or Class A-2 Units of Peak Holdings LLC, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our directors and our executive officers as a group. The Class A-1 Units and the Class A-2 Units have equal voting rights. For additional information about the equity investment by certain members of our senior management, see “Item 10: Directors and Executive Officers of the Registrant-Equity Investment by Chairman and Executive Officers.”
The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person's ownership percentage, but not for purposes of computing any other person's percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.
Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated Class A-1 Units and Class A-2 Units. Unless otherwise noted, the address of each beneficial owner of Class A-1 Units is 345 Park Avenue, New York, New York 10017, and the address of each beneficial owner of Class A-2 Units is c/o Pinnacle Foods Group LLC, 399 Jefferson Road, Parsippany, New Jersey 07054.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent
A-1	Blackstone Funds(1)	674,178,549	98%
A-2	Roger Deromedi(2)	4,000,000	*
A-2	Robert J. Gamgort	1,261,768	*
A-2	Craig Steeneck	800,000	*
A-2	Raymond P. Silcock	600,000	*
A-2	Mark L. Schiller	165,300	*
A-2	Antonio F. Fernandez	196,078	*
A-2	Sara Genster Robling	125,000	*
A-2	Directors and Executive Officers as a Group (thirteen persons)	8,658,540	1.3%

*	Less than one percent

(1)
Reflects beneficial ownership of 376,790,140 Class A-1 Units held by Blackstone Capital Partners V L.P. (“BCP V”), 22,270,893 Class A-1 Units held by Blackstone Capital Partners V-AC L.P. (“BCP V-AC”), 11,775,107 Class A-1 Units held by Blackstone Family Investment Partnership V-SMD L.P. (“Family-SMD”), 2,431,284 Class A-1 Units held by Blackstone Family Investment Partnership V L.P. (“Family) and 911,125 Class A-1 Units held by Blackstone Participation Partnership V L.P. (“Participation”, and collectively, the “Blackstone Funds”). The general partner of BCP V and BCP V-AC is Blackstone Management Associates V L.L.C. BMA V L.L.C. is the sole member of Blackstone Management Associates V L.L.C. BCP V Side-by-Side GP L.L.C. is the general partner of Family and Participation. Blackstone Holdings III L.P. is the managing member and majority in interest owner of BMA V L.L.C. and the sole member of BCP V Side-by-Side GP L.L.C. Blackstone Holdings III L.P. is indirectly controlled by The Blackstone Group L.P. and is owned, directly or indirectly, by Blackstone professionals and The Blackstone Group L.P. The Blackstone Group L.P. is controlled by its general partner, Blackstone Group Management L.L.C., which is in turn wholly owned by Blackstone's senior managing directors and controlled by its founder Stephen A. Schwarzman. The general partner of Family-SMD is Blackstone Family GP L.L.C., which is controlled by its founder Mr. Schwarzman. Mr. Schwarzman disclaims beneficial ownership of such Units. In addition, reflects beneficial ownership of 126,410,004 Class A-1 Units held by Blackstone Capital Partners (Cayman) V L.P. (“BCP V Cayman”), 110,119,478 Class A-1 Units held by Blackstone Capital Partners (Cayman) V-A L.P. (“BCP V Cayman-A”), 13,980,518 Class A-1 Units held by Blackstone Capital Partners (Cayman) V-AC L.P. (“BCP V-AC Cayman”), 3,417,169 Class A-1 Units held by Blackstone Family Investment Partnership (Cayman) V L.P. (“Family Cayman”), 5,626,741 Class A-1 Units held by Blackstone Family Investment Partnership (Cayman) V-SMD L.P. (“Family Cayman SMD”) and 446,090 Class A-1 Units held by Blackstone Participation Partnership (Cayman) V L.P (“Participation Cayman”, and collectively, the “Blackstone Cayman Funds”). Blackstone Management Associates (Cayman) V, L.P. is the general partner of BCP V

Cayman, BCP V Cayman-A and BCP V-AC Cayman. BCP V GP L.L.C. is a general partner and majority in interest owner of Blackstone Management Associates (Cayman) V, L.P. and the general partner of Family Cayman and Family Participation. Blackstone Holdings III is the sole member of BCP V GP L.L.C. The general partner of Family Cayman SMD is Blackstone Family GP L.L.C., which is controlled by its founder Mr. Schwarzman. Mr. Schwarzman disclaims beneficial ownership of such Units.

.

(2)	All of the units are held in a revocable trust for the benefit of Mr. Deromedi.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDANCE

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
For additional information about the equity investment by certain members of our senior management in connection with the Blackstone Transaction, see “Item 10: Directors and Executive Officers of the Registrant-Equity Investment by Chairman and Executive Officers.”
Securityholders Agreement of Crunch Holding Corp.
In connection with the 2007 Stock Incentive Plan described under “Item 11: Executive Compensation-Compensation Discussion and Analysis-Elements of Compensation,” Crunch Holding Corp., the immediate subsidiary of Peak Holdings LLC, entered into a securityholders agreement with Peak Holdings LLC and the employee shareholders of Crunch Holding Corp. from time to time.
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

Advisory Agreement
We and one or more of our parent companies entered into a transaction and advisory fee agreement with an affiliate of Blackstone pursuant to which such entity or its affiliates provide certain strategic and structuring advice and assistance to us. In addition, under this agreement, affiliates of Blackstone provide certain monitoring, advisory and consulting services to us for an aggregate annual management fee equal to the greater of $2.5 million or 1.0% of Management EBITDA for each year thereafter. Affiliates of Blackstone also receive reimbursement for out-of-pocket expenses.

Expenses relating to the management fee were $4.6 million for fiscal year ended December 25, 2011, $4.5 million for the fiscal year ended December 26, 2010 and $2.5 million for the fiscal year ended December 27, 2009. In addition, the Company reimbursed Blackstone out-of-pocket expenses totaling less than $0.1 million in each fiscal years ended December 26, 2010 and December 27, 2009.

In connection with the Birds Eye Acquisition, the transaction and advisory fee agreement was updated to include a provision that granted the affiliate of Blackstone a 1% transaction fee based on the transaction purchase price. This fee totaled $14.0 million. Also, there was an advisory fee with an affiliate for $3.0 million. These fees are contained within the $24.1 million of transaction fees discussed in Note 3 to the Consolidated Financial Statements. Also, as described in Note 3, the Company incurred original issue discount, in connection with the Tranche C Term Loans. A portion of that discount, $0.8 million related to loans from an affiliate of The Blackstone Group L.P.
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

Supplier Costs

Graham Packaging, which was formerly controlled by affiliates of The Blackstone Group L.P., supplies packaging on some of the Company’s products. Purchases from Graham Packaging were $7.8 million, $6.6 million and $6.2 million in the fiscal years ended December 25, 2011, December 26, 2010 and December 27, 2009, respectively. On September 8, 2011, Graham Packaging announced the completion of its acquisition by Reynolds Group Holdings Limited, and thus ceased to be a related party.

Customer Purchases

Performance Food Group Company, which is controlled by affiliates of The Blackstone Group L.P., is a food service supplier that purchases products from the Company. Sales to Performance Food Group Company were $4.8 million, $5.9 million and $5.2 million in the fiscal years ended December 25, 2011, December 26, 2010 and December 27, 2009, respectively.

Debt and Interest Expense

As of December 25, 2011, $122.0 million of our senior secured term loan was owed to affiliates of The Blackstone Group L.P.. Related party interest for affiliates of The Blackstone Group L.P. for the fiscal year ended December 25, 2011 was $6.2 million. As of December 26, 2010, $125.7 million of our senior secured term loan was owed to affiliates of The Blackstone Group L.P.. Related party interest for affiliates of The Blackstone Group L.P. for the fiscal year ended December 26, 2010 was $5.0 million. As of December 27, 2009, $109.2 million of our senior secured term loan was owed to affiliates of The Blackstone Group L.P.. Related party interest for affiliates of The Blackstone Group L.P. for the fiscal year ended December 27, 2009 was $1.4 million.

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
Director Independence

As a privately-held company with no securities listed on a national securities exchange, we are not required to have independent directors on our board of directors or any committees of the board of directors. Accordingly, we have not made any determinations of independence with respect to any of our outside directors.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Approval Process

Pursuant to a policy originally adopted by the Audit Committee in November 2007, and reapproved in December 2009, the Audit Committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm (the “Auditor”) subject to the de minimis exceptions for permitted non-audit services described in Section 10A(i)(1)(B) of the 1934 Act, which are approved by the Committee prior to the completion of the audit. The Auditor shall not be retained to perform certain prohibited non-audit functions set forth in Section 10A(g) and (h) of the 1934 Act and Rule 2-01(c)(4) of Regulation S-X of the SEC. Such pre-approval can be given as part of the Committee's approval of the scope of the engagement of the Auditor or on an individual basis. The approved non-auditing services must be disclosed in the Company's periodic public reports filed or submitted by it pursuant to Section 15(d) of the 1934 Act. The pre-approval of permitted non-auditing services can be delegated by the Committee to one or more of its members, but the decision must be presented to the full Committee at the next regularly scheduled Committee meeting. In 2010, the Board of Directors of Pinnacle Foods Finance LLC dismissed PricewaterhouseCoopers LLP as its independent registered public accounting firm and named Deloitte & Touche LLP as its successor.

Independent Auditor's Fees

Aggregate fees, including out-of-pocket expenses, for professional services rendered for the Company by our Auditor for the fiscal year ended December 25, 2011 and December 26, 2010:

(in thousands)	Deloitte & Touche LLP
	Fiscal year Ended December 25, 2011	Fiscal year Ended December 26, 2010
Audit	$891	$1,020
Tax	174	720
All other	67	300
Total	$1,132	$2,040

Audit Fees

Audit fees for fiscal 2010 listed above are the aggregate fees, including out-of-pocket expenses, approved by the audit committee to be paid for professional services rendered by Deloitte & Touche LLP in connection with (i) the audit of the Company's Consolidated Financial Statements, and our internal control over financial reporting as of and for the year ended December 25, 2011, and (ii) the reviews of the Company's unaudited Consolidated Interim Financial Statements as of March 27, 2011, June 26, 2011 and September 25, 2011 and (iii) the review of debt offering documents.

Audit fees for fiscal 2010 listed above are the aggregate fees, including out-of-pocket expenses, approved by the audit committee to be paid for professional services rendered by Deloitte & Touche LLP in connection with (i) the audit of the Company's Consolidated Financial Statements, and our internal control over financial reporting as of and for the year ended December 26, 2010, and (ii) the reviews of the Company's unaudited Consolidated Interim Financial Statements as of March 28, 2010, June 27, 2010 and September 26, 2010 and (iii) the review of debt offering documents.

Tax Fees

Tax fees in 2011 and 2010 consist of fees and out-of-pocket expenses for professional services rendered by Deloitte & Touche LLP in connection with tax research and tax return compliance.

All Other Fees

All other fees in 2011 and 2010 consist of due diligence assistance for potential acquisitions.

All audit related, tax and other services provided by Deloitte & Touche LLP are pre-approved by the audit committee.

PART IV

ITEM 15:     EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

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

10.29 +
Peak Holdings LLC Management Unit Subscription Agreement, dated July 13, 2009 (Robert J. Gamgort). (previously filed as Exhibit 10.34 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

10.30 +
Amendment to Director Services Agreement, dated July 31, 2009 (Roger Deromedi). (previously filed as Exhibit 10.35 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297), and incorporated herein by reference).

Exhibit Number	Description of exhibit
10.31 +
Employment offer letter dated October 28, 2008 (Sara Genster Robling) (previously filed as Exhibit 10.39 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 23, 2010 (Commission File Number: 333-148297), and incorporated herein by reference).

10.32 +
Employment offer letter dated June 3, 2010 (Mark L. Schiller) (previously filed as Exhibit 10.41 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 9, 2010 (Commission File Number: 333-148297), and incorporated herein by reference).

10.33
Lease, dated May 23, 2001, between Brandywine Operating Partnership, L.P. and Pinnacle Foods Corporation (Cherry Hill, New Jersey) (previously filed as Exhibit 10.25 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390), and incorporated herein by reference).

10.34
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

10.35
Amendment to Lease Agreement, dated February 10, 2007 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Group Inc. filed with the SEC on February 15, 2007 (Commission File Number: 333-118390), and incorporated herein by reference).

10.36
Lease, dated April 15, 2010, between Woodcrest Road Associates, L.P. and Pinnacle Foods Group LLC (Cherry Hill, New Jersey) (previously filed as Exhibit 10.40 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 9, 2010 (Commission File Number: 333-148297), and incorporated herein by reference).

10.37
Terms of Employment letter, dated February 7, 2011 (Antonio F. Fernandez) (previously filed as Exhibit 10.43 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 10, 2011 (Commission File Number: 333-148297), and incorporated herein by reference).

10.38
Amendment to Employment Agreement, dated March 8, 2011 (Robert J. Gamgort) (previously filed as Exhibit 10.44 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 10, 2011 (Commission File Number: 333-148297), and incorporated herein by reference).

10.39
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

101.1*
The following materials are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Member’s Equity, (v) Notes to Consolidated Financial Statements, tagged as blocks of text, and (vi) document and entity information.

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

PINNACLE FOODS FINANCE LLC

By:	/s/ Craig Steeneck
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	March 12, 2012

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Roger Deromedi	Chairman of the Board and Director	March 12, 2012
By: Roger Deromedi

/s/ Robert J. Gamgort	Chief Executive Officer and Director	March 12, 2012
By: Robert J. Gamgort	(Principal Executive Officer)

/s/ Jason Giordano	Director	March 12, 2012
By: Jason Giordano

/s/ Prakash A. Melwani	Director	March 12, 2012
By: Prakash A. Melwani

/s/ Jeff Overly	Director	March 12, 2012
By: Jeff Overly

/s/ Raymond P. Silcock	Director	March 12, 2012
By: Raymond P. Silcock

/s/ Craig Steeneck	Executive Vice President and Chief Financial Officer	March 12, 2012
By: Craig Steeneck	(Principal Financial Officer and Principal Accounting Officer)