Form 10-Q
period 2012-03-25
Pinnacle Foods Finance LLC
filed 2012-05-09
CIK 1420566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2012
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
As of May 9, 2012, 100% of the registrant's outstanding limited liability company interests were held by Peak Finance Holdings LLC, its sole member.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

Unaudited consolidated financial statements begin on the following page

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands of dollars)

	Three months ended
	March 25, 2012	March 27, 2011
Net sales	$616,925	$606,311
Cost of products sold	481,248	452,916
Gross profit	135,677	153,395
Operating expenses
Marketing and selling expenses	44,000	41,831
Administrative expenses	20,614	20,996
Research and development expenses	2,207	1,994
Other expense (income), net	3,686	3,811
Total operating expenses	70,507	68,632
Earnings before interest and taxes	65,170	84,763
Interest expense	49,612	51,327
Interest income	58	79
Earnings before income taxes	15,616	33,515
Provision for income taxes	6,077	13,263
Net earnings	$9,539	$20,252
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)
(thousands of dollars)

	Three months ended
	March 25, 2012	March 27, 2011
Net earnings	$9,539	$20,252
Other comprehensive earnings
Swaps mark to market adjustments	(263)	1,108
Amortization of deferred mark-to-market adjustment on terminated swaps	413	705
Foreign currency translation	265	489
Loss on pension actuarial assumptions	(97)	—
Tax provision on other comprehensive earnings	(254)	(1,131)
Total other comprehensive earnings - net of tax	64	1,171
Total comprehensive earnings	$9,603	$21,423
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(thousands of dollars)

	March 25, 2012	December 25, 2011
Current assets:
Cash and cash equivalents	$167,212	$151,031
Accounts receivable, net of allowances of $6,964 and $5,440, respectively	184,262	159,981
Inventories	317,961	335,812
Other current assets	7,316	7,549
Deferred tax assets	71,046	71,109
Total current assets	747,797	725,482
Plant assets, net of accumulated depreciation of $218,090 and $205,281, respectively	497,727	501,283
Tradenames	1,604,512	1,604,512
Other assets, net	170,838	178,849
Goodwill	1,441,495	1,441,495
Total assets	$4,462,369	$4,451,621

Current liabilities:
Short-term borrowings	$1,585	$1,708
Current portion of long-term obligations	15,477	15,661
Accounts payable	136,793	152,869
Accrued trade marketing expense	41,573	35,125
Accrued liabilities	138,561	128,785
Total current liabilities	333,989	334,148
Long-term debt (includes $121,763 and $121,992 owed to related parties, respectively)	2,735,218	2,738,650
Pension and other postretirement benefits	91,231	93,406
Other long-term liabilities	23,676	22,099
Deferred tax liabilities	423,350	417,966
Total liabilities	3,607,464	3,606,269
Commitments and contingencies (Note 11)	—	—
Member’s equity:
Limited liability company interests	—	—
Additional paid-in-capital	697,302	697,352
Retained earnings	209,975	200,436
Accumulated other comprehensive loss	(52,372)	(52,436)
Total member’s equity	854,905	845,352
Total liabilities and member’s equity	$4,462,369	$4,451,621

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of dollars)

	Three months ended
	March 25, 2012	March 27, 2011
Cash flows from operating activities
Net earnings	$9,539	$20,252
Non-cash charges (credits) to net earnings
Depreciation and amortization	20,490	20,410
Amortization of discount on term loan	301	301
Amortization of debt acquisition costs	2,559	2,587
Amortization of deferred mark-to-market adjustment on terminated swaps	413	705
Change in value of financial instruments	(2,425)	(1,561)
Equity-based compensation charge	300	300
Pension expense, net of contributions	(2,272)	(1,047)
Other long-term liabilities	32	(711)
Other long-term assets	234	182
Deferred income taxes	5,183	12,951
Changes in working capital
Accounts receivable	(24,119)	(24,603)
Inventories	18,069	11,185
Accrued trade marketing expense	6,385	(229)
Accounts payable	(15,856)	17,659
Accrued liabilities	14,622	18,084
Other current assets	402	1,609
Net cash provided by operating activities	33,857	78,074
Cash flows from investing activities
Capital expenditures	(13,505)	(15,815)
Net cash used in investing activities	(13,505)	(15,815)
Cash flows from financing activities
Repayments of long-term obligations	(3,125)	—
Proceeds from short-term borrowings	815	484
Repayments of short-term borrowings	(937)	(799)
Repayment of capital lease obligations	(792)	(435)
Repurchases of equity	(350)	—
Debt acquisition costs	—	(67)
Net cash used in financing activities	(4,389)	(817)
Effect of exchange rate changes on cash	218	90
Net change in cash and cash equivalents	16,181	61,532
Cash and cash equivalents - beginning of period	151,031	115,286
Cash and cash equivalents - end of period	$167,212	$176,818

Supplemental disclosures of cash flow information:
Interest paid	$35,673	$36,604
Interest received	58	79
Income taxes (refunded) paid	96	(5,332)
Non-cash investing and financing activities:
New capital leases	—	55
See accompanying Notes to Unaudited Consolidated Financial Statements
PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (unaudited)
(thousands of dollars, except share amounts)

	Additional Paid In Capital	Retained earnings	Accumulated Other Comprehensive Loss	Total Member’s Equity

Balance, December 26, 2010	$697,267	$247,350	$(49,532)	$895,085
Equity related compensation	300			300
Comprehensive earnings		20,252	1,171	21,423
Balance, March 27, 2011	$697,567	$267,602	$(48,361)	$916,808

Balance, December 25, 2011	$697,352	$200,436	$(52,436)	$845,352
Repurchases of equity	(350)			(350)
Equity related compensation	300			300
Comprehensive earnings		9,539	64	9,603
Balance, March 25, 2012	$697,302	$209,975	$(52,372)	$854,905

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

1. Summary of Business Activities
Business Overview
Pinnacle Foods Finance LLC (hereafter referred to as the “Company” or “PFF”) is a leading manufacturer, marketer and distributor of high quality, branded convenience food products in North America, the products and operations of which are managed and reported in three operating segments: (i) Birds Eye Frozen, (ii) Duncan Hines Grocery and (iii) Specialty Foods. The Company's United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), frozen seafood (Van de Kamp's and Mrs. Paul's), full-calorie single-serve frozen dinners and entrées (Hungry-Man), frozen breakfast (Aunt Jemima), frozen and refrigerated bagels (Lender's), and frozen pizza for one (Celeste) are reported in the Birds Eye Frozen Division. The Company's baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), table syrups (Mrs. Butterworth's and Log Cabin), canned meat (Armour, Nalley, Brooks), pie and pastry fillings (Comstock, Wilderness), barbecue sauces (Open Pit), salad dressing (Bernstein's) and all Canadian operations are reported in the Duncan Hines Grocery Division. The Specialty Foods Division consists of snack products (Tim's Cascade and Snyder of Berlin) and the Company's food service and private label businesses.
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

2. Interim Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of March 25, 2012, the results of operations for the three months ended March 25, 2012 and March 27, 2011, and the cash flows for the three months ended March 25, 2012 and March 27, 2011. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 25, 2011.
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

Level 3:	Unobservable inputs that reflect the Company’s assumptions.
The Company’s financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value as of March 25, 2012	Fair Value Measurements Using Fair Value Hierarchy			Fair Value as of December 25, 2011	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate derivatives	$—	$—	$—	$—	$1,335	$—	$1,335	$—
Foreign currency derivatives	1	—	1	—	931	—	931	—
Corn derivatives	—	—	—	—	142	—	142	—
Diesel fuel derivatives	1,235	—	1,235	—	—	—	—	—
Total assets at fair value	$1,236	$—	$1,236	$—	$2,408	$—	$2,408	$—

Liabilities
Interest rate derivatives	$5,722	$—	$5,722	$—	$7,836	$—	$7,836	$—
Foreign currency derivatives	43	—	43	—	—	—	—	—
Natural gas derivatives	267	—	267	—	—	—	—	—
Diesel fuel derivatives	—	—	—	—	31	—	31	—
Wheat derivatives	—	—	—	—	1,584	—	1,584	—
Total liabilities at fair value	$6,032	$—	$6,032	$—	$9,451	$—	$9,451	$—

The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk.

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate, commodity, and foreign exchange forward curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of March 25, 2012 or December 25, 2011.

In addition to the instruments named above, the Company also makes fair value measurements in connection with its annual goodwill and trade name impairment testing. These measurements would fall into Level 3 of the fair value hierarchy.

In December 2011, the Company adopted the provisions of the Financial Accounting Standards Board's (“FASB”) Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements," (“ASU 2011-04”). For purposes of calculating fair value of financial instruments, we manage the portfolio of financial assets and financial liabilities on the basis of the Company's net exposure to credit risk. The Company has elected to apply the portfolio exception in ASU 2011-04 with respect to measuring counterparty credit risk for all of its derivative transactions subject to master netting arrangements on a net basis by counterparty portfolio.
.

4. Other Expense (Income), net

	Three months ended
	March 25, 2012	March 27, 2011
Other expense (income), net consists of:
Amortization of intangibles/other assets	$3,882	$4,039
Royalty income and other	(196)	(228)
Total other expense (income), net	$3,686	$3,811

5. Balance Sheet Information

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

	March 25, 2012	December 25, 2011
Customers	$183,294	$154,949
Allowances for cash discounts, bad debts and returns	(6,964)	(5,440)
Subtotal	176,330	149,509
Other receivables	7,932	10,472
Total	$184,262	$159,981

Inventories. Inventories are as follows:

	March 25, 2012	December 25, 2011
Raw materials, containers and supplies	$81,654	$66,247
Finished product	236,307	269,565
Total	$317,961	$335,812

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

Other Current Assets. Other Current Assets are as follows:

	March 25, 2012	December 25, 2011
Prepaid expenses	$6,455	$6,540
Prepaid income taxes	861	1,009
	$7,316	$7,549

Plant Assets. Plant assets are as follows:

	March 25, 2012	December 25, 2011
Land	$18,002	$18,001
Buildings	177,035	163,397
Machinery and equipment	490,177	474,556
Projects in progress	30,603	50,610
Subtotal	715,817	706,564
Accumulated depreciation	(218,090)	(205,281)
Total	$497,727	$501,283

Depreciation was $16,606 and $16,371 during the three months ended March 25, 2012 and March 27, 2011, respectively. As of March 25, 2012 and December 25, 2011, Plant Assets included assets under capital lease with a book value of $22,842 and $14,332 (net of accumulated depreciation of $6,040 and $3,361), respectively.
Accrued Liabilities. Accrued liabilities are as follows:

	March 25, 2012	December 25, 2011
Employee compensation and benefits	$55,278	$50,891
Interest payable	47,800	36,840
Consumer coupons	5,706	3,170
Accrued restructuring charges (see note 7)	2,462	4,076
Accrued financial instrument contracts (see note 10)	4,485	9,451
Other	22,830	24,357
Total	$138,561	$128,785
Other Long-Term Liabilities. Other long-term liabilities are as follows:

	March 25, 2012	December 25, 2011
Employee compensation and benefits	$9,380	$9,589
Long-term rent liability and deferred rent allowances	7,045	6,594
Liability for uncertain tax positions	1,931	1,788
Accrued financial instrument contracts (see note 10)	1,546	—
Other	3,774	4,128
Total	$23,676	$22,099

6. Goodwill, Tradenames and Other Assets
Goodwill
Goodwill by segment is as follows:

	Birds Eye Frozen	Duncan Hines Grocery	Specialty Foods	Total
Balance, December 25, 2011	$527,069	$740,465	$173,961	$1,441,495

Balance, March 25, 2012	$527,069	$740,465	$173,961	$1,441,495

The authoritative guidance for business combinations requires that all business combinations be accounted for at fair value under the acquisition method of accounting. The authoritative guidance for goodwill provides that goodwill will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. The Company completed its annual testing as of December 25, 2011. As a result of the testing, the Company recognized goodwill impairments of $122.9 million in its Frozen Breakfast, Private label, and Food Service reporting units during the year ended December 25, 2011.

Tradenames

Tradenames by segment are as follows:

	Birds Eye	Duncan Hines	Specialty
	Frozen	Grocery	Foods	Total
Balance, December 25, 2011	$796,680	$771,832	$36,000	$1,604,512
		—
Balance, March 25, 2012	$796,680	$771,832	$36,000	$1,604,512

The authoritative guidance for indefinite-lived assets provides that indefinite-lived assets will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. As a result of its annual testing of indefinite-lived assets in December 2011, the Company recorded impairment charges totaling $25.3 million in its Aunt Jemima, Lender's and Bernstein's tradenames during the year ended December 25, 2011.
Other Assets

	March 25, 2012
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(26,380)	$26,430
Customer relationships - Distributors	36	125,746	(24,380)	101,366
Customer relationships - Food Service	7	36,143	(29,308)	6,835
Customer relationships - Private Label	7	9,214	(8,123)	1,091
License	7	4,875	(1,684)	3,191
Total amortizable intangibles		$228,788	$(89,875)	$138,913
Deferred financing costs		77,112	(48,787)	28,325
Other (1)		3,600	—	3,600
Total other assets, net				$170,838
	Amortizable intangibles by segment
	Birds Eye Frozen			$74,467
	Duncan Hines Grocery			52,686
	Specialty Foods			11,760
				$138,913

	December 25, 2011
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(25,084)	$27,726
Customer relationships - Distributors	36	125,746	(22,947)	102,799
Customer relationships - Food Service	7	36,143	(28,472)	7,671
Customer relationships - Private Label	7	9,214	(7,989)	1,225
License	7	4,875	(1,500)	3,375
Total amortizable intangibles		$228,788	$(85,992)	$142,796
Deferred financing costs		77,112	(46,228)	30,884
Financial instruments (see note 10)		1,335	—	1,335
Other (1)		3,834	—	3,834
Total other assets, net				$178,849
	Amortizable intangibles by segment
	Birds Eye Frozen			$76,054
	Duncan Hines Grocery			53,948
	Specialty Foods			12,794
				$142,796

(1) As of March 25, 2012 and December 25, 2011, Other consists of security deposits.
Amortization of intangible assets was $3,882 for the three months ended March 25, 2012 and $4,039 for the three months ended March 27, 2011. Estimated amortization expense for each of the next five years and thereafter is as follows: remainder of 2012 - $11,945; 2013 - $15,489; 2014 - $12,205; 2015 - $10,916; 2016 - $10,259 and thereafter - $78,099.

Deferred Financing Costs
All deferred financing costs, which relate to the Senior Secured Credit Facility, Senior Notes and Senior Subordinated Notes are amortized into interest expense over the life of the related debt facility using the effective interest method. Amortization of the deferred financing costs was $2,559 and $2,587 during the three months ended March 25, 2012 and March 27, 2011, respectively.
The following summarizes deferred financing cost activity:

	Gross Carrying Amount	Accumulated Amortization	Net
Balance, December 25, 2011	$77,112	$(46,228)	$30,884
2012 - Additions	—	—	—
- Amortization	—	(2,559)	(2,559)
Balance, March 25, 2012	$77,112	$(48,787)	$28,325
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

The total cost of this restructuring project through March 25, 2012 was $12,462 and all costs were recorded in 2010. The Company expects all severance payments to be completed by the third quarter of 2012.

Tacoma, WA Plant
On December 3, 2010, in an effort to improve our supply chain operations, the Company announced the closure of the Tacoma, WA plant and the consolidation of production into our Fort Madison, IA plant. In connection with this project, we significantly expanded our Fort Madison plant and hired approximately 65 new employees at that location. The Tacoma plant ceased production in June 2011 and the closure resulted in the termination of approximately 160 employees. The Company recorded accelerated depreciation costs of $307 and $2,791in the three months ended March 25, 2012 and March 27, 2011, respectively. The total cost of this restructuring project through March 25, 2012 was $8,461. All restructuring charges related to the closure of the Tacoma, WA plant are recorded in the Duncan Hines Grocery segment and in the Cost of products sold line on the Consolidated Statements of Operations. The Company expects all severance payments to be completed by the second quarter of 2012.
Fulton, NY Plant
On April 15, 2011, the Company announced plans to consolidate the Birds Eye Frozen Segments' Fulton, NY plant operations into the Darien, WI and Waseca, MN facilities in order to locate vegetable processing closer to the crop growing region and thus reduce the related freight costs. In connection with this project, we made significant capital investments in our Darien, WI and Waseca, MN plants and hired approximately 150 new employees at these facilities. The Fulton facility closed at the end of December, 2011 and resulted in the termination of approximately 270 employees. The Company recorded accelerated depreciation costs of $1,845 in the three months ended March 25, 2012. The total cost of this restructuring project through March 25, 2012 was $12,820. All restructuring charges related to the closure of the Fulton, NY plant are recorded in the Birds Eye Frozen segment and in the Cost of products sold line on the Consolidated Statements of Operations. The Company expects most of these severance payments to be completed by the third quarter of 2012.

The following table summarizes restructuring charges accrued as of March 25, 2012.

Description	Balance, December 25, 2011	Expense	Payments	Balance, March 25, 2012
Facility shutdowns	$1,201	$—	$—	$1,201
Employee severance	2,875	—	(1,614)	1,261
Total	$4,076	$—	$(1,614)	$2,462

Accrued restructuring charges are $2,462 as of March 25, 2012 and are recorded on the Consolidated Balance Sheet in Accrued liabilities.

8. Debt and Interest Expense

	March 25, 2012	December 25, 2011
Short-term borrowings
- Notes payable	$1,585	$1,708
Total short-term borrowings	$1,585	$1,708
Long-term debt
- Senior Secured Credit Facility - Tranche B Term Loans due 2014	$1,193,750	$1,196,875
- Senior Secured Credit Facility - Tranche D Term Loans due 2014	313,194	313,194
- 9.25% Senior Notes due 2015	625,000	625,000
- 8.25% Senior Notes due 2017	400,000	400,000
- 10.625% Senior Subordinated Notes due 2017	199,000	199,000
- Unamortized discount on long term debt	(2,410)	(2,712)
- Capital lease obligations	22,161	22,954
	2,750,695	2,754,311
Less: current portion of long-term obligations	15,477	15,661
Total long-term debt	$2,735,218	$2,738,650

Interest expense	Three months ended
	March 25, 2012	March 27, 2011
Third party interest expense	$41,230	$42,437
Related party interest expense	1,331	608
Amortization of debt acquisition costs (Note 6)	2,559	2,587
Amortization of deferred mark-to-market adjustment on terminated swaps (Note 10)	413	705
Interest rate swap losses (Note 10)	4,079	4,990
Total interest expense	$49,612	$51,327

Senior Secured Credit Facility

The Senior Secured Credit Agreement (the “Senior Secured Credit Facility”) consists of (i) term loans in an initial aggregate amount of $1,250.0 million (the “Tranche B Term Loans”); (ii) term loans issued on August 17, 2010 in an initial aggregate principal amount of $442.3 million (the “Tranche D Term Loans”) and (iii) revolving credit commitments in the aggregate amount of $150.0 million (the “Revolving Credit Facility”). The Tranche B and Tranche D Term Loans mature April 2, 2014. The Revolving Credit Facility matures April 2, 2013. The Senior Secured Credit Facility, as well as the indentures covering our various notes referenced below, subject the company to various financial and non-financial covenants.
There were no borrowings outstanding under the Revolving Credit Facility as of March 25, 2012 and December 25, 2011. There were no borrowings under the revolver during 2011 or 2012.
The total combined amount of the Tranche B Term Loans and Tranche D Term Loans that were owed to affiliates of The Blackstone Group L.P. as of March 25, 2012 and December 25, 2011, was $121,763 and $121,992, respectively.

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
The applicable margins with respect to the Company’s Senior Secured Credit Facility vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on the Company’s leverage ratio as defined in the credit agreement. The applicable margins with respect to the Senior Secured Credit Facility as of March 25, 2012 were:
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
A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility. As of March 25, 2012 and December 25, 2011, the interest rate on the revolving credit facility was 2.49% and 2.79%, respectively, however, no borrowings were made during 2011 or 2012. For the three months ended March 25, 2012 and March 27, 2011, the weighted average interest rate on the term loan components of the Senior Credit Facility was 3.50% and 3.52%, respectively. As of March 25, 2012 and December 25, 2011 the Eurocurrency interest rate on the term loan facility was 3.49% and 3.46%, respectively.
The Company pays a fee for all outstanding letters of credit drawn against the Revolving Credit Facility at an annual rate equivalent to the Applicable Margin then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility cannot exceed $50,000. As of March 25, 2012 and December 25, 2011, the Company had utilized $33,224 and $33,568, respectively of the Revolving Credit Facility for letters of credit. As of March 25, 2012 and December 25, 2011, there were no borrowings under the Revolving Credit Facility. As of March 25, 2012 and December 25, 2011, respectively, there was $116,776 and $116,432 of borrowing capacity under the Revolving Credit Facility, of which $16,776 and $16,432 was available to be used for letters of credit.
Under the terms of the Senior Secured Credit Facility, the Company is required to use 50% of its “Excess Cash Flow” to prepay the Tranche B Term Loans and the Tranche D Term Loans. Excess Cash Flow is defined as consolidated net income (as defined), as adjusted for certain items, including (1) all non cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principal payments of indebtedness and (5) certain other items defined in the Senior Secured Credit Facility. In December 2011 and 2010, the Company made voluntary prepayments on its Tranche D terms loans of $55.0 million and $73.0 million, respectively. As a result of these prepayments, no payment was due under the Excess Cash Flow requirements of Senior Secured Credit Facility for the 2010 and 2011 reporting years.

The Tranche B Term Loans mature in quarterly 0.25% installments from September 2007 to December 2013 with the remaining balance due in April 2014. The aggregate maturities of the Tranche B Term Loan outstanding as of March 25, 2012 are $9.4 million in the remainder of 2012, $12.5 million in 2013 and $1,171.9 million in 2014. The aggregate maturities of the Tranche D Term Loans outstanding as of March 25, 2012 are no payments due in 2012 and 2013, with a lump sum payment of $313.2 million due in 2014.

Pursuant to the terms of the Senior Secured Credit Facility, if at any time there are borrowings outstanding under the revolving credit facility in an aggregate amount greater than $10.0 million, the Company is required to maintain a ratio of consolidated total senior secured debt to EBITDA (as defined in the Senior Secured Credit Facility) for the most recently concluded four consecutive fiscal quarters (the “Senior Secured Leverage Ratio”) of less than 4.00 to 1.00. Consolidated total senior secured debt is defined under the Senior Secured Credit Facility as aggregate consolidated secured indebtedness of the Company less the aggregate amount of all unrestricted cash and cash equivalents. In addition, under the Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio, in the case of the Senior Secured Credit Facility, or to the ratio of EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes and the Senior Subordinated Notes. The Senior Secured Credit Facility also permits restricted payments up to an aggregate amount of (together with certain other amounts) the greater of $50 million and 2% of our consolidated total assets, so long as no default has occurred and is continuing and our pro forma Senior Secured Leverage Ratio would be no greater than 4.25 to 1.00. As of March 25, 2012 the Company is in compliance with all covenants and other obligations under the Senior Secured Credit Facility, the Senior Notes and the Senior Subordinated Notes.
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

In addition, until September 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the 8.25% Senior Notes at a redemption price equal to 108.25% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, subject to the right of holders of the 8.25% Senior Notes of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds received by the Company from one or more equity offerings; provided that (i) at least 50% of the aggregate principal amount of the 8.25% Senior Notes originally issued under the indenture remains outstanding immediately after the occurrence of each such redemption and (ii) each such redemption occurs within 90 days of the date of closing of each such equity offering.
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
The estimated fair value of the Company’s long-term debt, including the current portion, as of March 25, 2012, is as follows:

	March 25, 2012
Issue	Face Value	Fair Value
Senior Secured Credit Facility - Tranche B Term Loans	$1,193,750	$1,186,289
Senior Secured Credit Facility - Tranche D Term Loans	313,194	312,411
9.25% Senior Notes	625,000	643,750
8.25% Senior Notes	400,000	436,000
10.625% Senior Subordinated Notes	199,000	210,940
	$2,730,944	$2,789,390

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 25, 2011, is as follows:

	December 25, 2011
Issue	Face Value	Fair Value
Senior Secured Credit Facility - Tranche B Term Loans	$1,196,875	$1,169,945
Senior Secured Credit Facility - Tranche D Term Loans	313,194	313,977
9.25% Senior Notes	625,000	642,188
8.25% Senior Notes	400,000	416,000
10.625% Senior Subordinated Notes	199,000	209,448
	$2,734,069	$2,751,558

The estimated fair values of our long-term debt are classified as Level 2 in the fair value hierarchy. The fair value is based on the quoted market price for such notes and borrowing rates currently available to the Company for loans with similar terms and maturities.

The 2012 Refinancing
On April 17, 2012 the Company entered into an amendment and restatement of the Senior Secured Credit Facility. As part of this amendment and restatement $641.1 million of the Tranche B Term Loans were extended, as outlined below, and $550 million of the Tranche B Term Loans retained their original terms. The Senior Secured Credit Facilities provide for, among other things: (i) an extension of the maturity date of a portion ($641.1 million) of the existing term loan B facility (the “Extended Initial Term Loans”), (ii) the issuance of a new $400 million term loan E facility (the “Tranche E Term Loans”), (iii) the replacement of the existing revolving credit facility with a new $150 million revolving credit facility (the “Replacement Revolving Credit Facility”), (iv) an amendment to the restricted payments and prepayment of indebtedness covenants to permit the redemption of the Company's 10.625% Senior Subordinated Notes due 2017, (v) the replacement of the senior secured leverage ratio which was previously applicable only to revolving credit facility borrowings of $10 million or more with a net first lien senior secured leverage ratio of 5.25 to 1.00 which is applicable to all outstanding term loans and revolving credit facility borrowings, (vi) future extensions of the maturity dates of all or a portion of the term loans, revolving credit commitments or revolving credit loans with the consent solely of any lender agreeing to such extension, (vii) term loans to be permitted to be refinanced or replaced with senior unsecured, senior secured, senior subordinated or subordinated debt ranking equal to or junior to the term loans and (viii) revolving credit commitments and revolving credit loans to be permitted to be refinanced or replaced with new revolving credit loans.
The stated maturity dates are: October 2, 2016 for the Extended Initial Term Loans, October 17, 2018 for the Tranche E Term Loans, and April 17, 2017 for the Replacement Revolving Credit Facility.

However, the maturity dates would be accelerated as follows:

•	if more than $150.0 million of the Tranche B Term Loans are outstanding on January 1, 2014, the Replacement Revolving Credit Facility would expire January 1, 2014;

•
if more than $150.0 million of the 9.25% Senior Notes are outstanding on December 31, 2014, then the maturity/ expiration dates of the Extended Initial Term Loans, the Tranche E Term Loans and the Replacement Revolving Credit Facility would be December 31, 2014;

•	if more than $150.0 million of the Extended Initial Term Loans are outstanding on July 3, 2016, the Replacement Revolving Credit Facility would expire July 3, 2016; or

•
if more than $150.0 million of the 8.25% Senior Notes are outstanding on June 2, 2017, then the maturity/expiration dates of the Tranche E Term Loans and the Replacement Revolving Credit Facility would be June 2, 2017.

We are required to repay installments on the term loans in quarterly installments in aggregate annual amounts equal to 1.00% of their aggregate initial funded total principal amount, with the remaining amount payable on the applicable maturity date with respect to such term loans.

Borrowings for the Extended Initial Term Loans bear interest, at our option, at a rate equal to a margin over either (a) a base rate or (b) a LIBOR rate. The margin for the Extended Initial Term Loans is 2.50% for base rate loans, and 3.50% for LIBOR rate loans; subject to a step-down of 0.25% in certain circumstances.

Borrowings for the Tranche E Term Loans bear interest, at our option, at a rate equal to a margin over either (a) a base rate or (b) a LIBOR rate; provided that the base rate is subject to a floor of 2.25%, and the LIBOR rate is subject to a floor of 1.25%. The margin for the Tranche E Term Loans is 2.50% for base rate loans, and 3.50% for LIBOR rate loans; subject to a stepdown of 0.25% in certain circumstances.

Borrowings under the Replacement Revolving Credit Facility bear interest, at our option, at a rate equal to a margin over either (a) a base rate or (b) a LIBOR rate. The margin is based on a total leverage based grid and is currently 2.50% for base rate loans and 3.50% for LIBOR rate loans.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, we are required to pay a commitment fee under the Replacement Revolving Credit Facility for the commitments not utilized at the same rate provided for in our existing revolving credit facility. We are also required to pay customary letter of credit fees.

In connection with the refinancing, the Company incurred approximately $15 million of bank arrangement, rating agency, administrative consent, and other fees as well as $4.0 million of original issue discount on our new tranche E term loan. These costs will be recorded during the second quarter.

On April 19, 2012, the Company redeemed all $199.0 million of its outstanding 10.625% Senior Subordinated Notes at a redemption price equal to 105.313% of the aggregate principal amount plus accrued and unpaid interest to the redemption date. The total redemption price was approximately $210.6 million, including accrued interest of $1.0 million. The make whole premium of $10.6 million will be recorded in Other expense (income) during the second quarter. The redemption was effected in accordance with the indenture governing the Senior Subordinated Notes pursuant to a notice dated March 20, 2012.

The Company funded the redemption price for the Senior Subordinated Notes with the net proceeds of $82.8 million from the Tranche E Term Loans along with $127.8 million of available cash.

9. Pension and Retirement Plans
The Company accounts for pension and retirement plans in accordance with the authoritative guidance for retirement benefit compensation. This guidance requires recognition of the funded status of a benefit plan in the statement of financial position. The guidance also requires recognition in accumulated other comprehensive earnings of certain gains and losses that arise during the period but are deferred under pension accounting rules.
The Company uses a measurement date for the pension benefit plans that coincides with its year end.
The Company has two defined benefit plans (Pinnacle Foods Pension Plan and the Birds Eye Foods Pension Plan), two qualified 401(k) plans, a non-qualified 40l(k) plan and participates in a multi-employer defined benefit plan.
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
The following represents the components of net periodic benefit cost:

Pension Benefits	Pinnacle Foods Pension Plan
	Three months ended
	March 25, 2012	March 27, 2011
Service cost	$277	$223
Interest cost	1,028	1,066
Expected return on assets	(1,089)	(1,061)
Amortization of:
prior service cost	10	11
actuarial loss	447	181
Net periodic cost	$673	$420

Cash Flows
Contributions. In fiscal 2012, the Company expects to make contributions of $4.7 million to the Pinnacle Foods Pension Plan, of which $0.9 million was made in the three months ended March 25, 2012. The Company made contributions to the pension plan totaling $6.8 million in fiscal 2011, of which $0.8 million was made in three months ending March 27, 2011.
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
The following represents the components of net periodic benefit cost:

Pension Benefits	Birds Eye Foods Pension Plan
	Three months ended
	March 25, 2012	March 27, 2011
Service cost	$52	$234
Interest cost	1,928	2,036
Expected return on assets	(2,086)	(1,910)
Amortization of:
actuarial loss	87	—
Net periodic cost	$(19)	$360

Cash Flows
Contributions. In fiscal 2012, the Company expects to make contributions of $8.8 million to the Birds Eye Foods Pension Plan, of which $1.8 million was made in the three months ended March 25, 2012. The Company made contributions to the pension plan totaling $9.1 million in fiscal 2011, of which $0.9 million was made in three months ending March 27, 2011.
Multi-employer Plans

Pinnacle contributes to the United Food and Commercial Workers International Union Industry Pension Fund (EIN 51-6055922) (the "UFCW Plan") under the terms of the collective-bargaining agreement with our Fort Madison employees. The collective bargaining agreement expires during September 2012. For the three months ended March 25, 2012 and March 27, 2011, contributions to the UFCW Plan were $184 and $153, respectively. Our contributions to this plan are paid monthly based upon the number of employees. They represent less than 5% of the total contributions received by this plan during the most recent plan year.

The risks of participating in multi-employer plans are different from single-employer plans in the following aspects: (a) assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers, (b) if a participating employer stops contributing to the multi-employer plan, the unfunded obligations of the plan may be borne by the remaining participating employers and (c) if the Company chooses to stop participating in the plan, the Company may be required to pay a withdraw liability based on the underfunded status of the plan.

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
The Company manages interest rate risk based on the varying circumstances of anticipated borrowings and existing variable and fixed rate debt, including the Company’s revolving credit facility. Examples of interest rate management strategies include capping interest rates using targeted interest cost benchmarks, hedging portions of the total amount of debt, or hedging a period of months and not always hedging to maturity, and at other times locking in rates to fix interests costs.
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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three months ended March 25, 2012 and March 27, 2011 such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of March 25, 2012, the Company had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	6	$657,371	0.58% - 3.33%	USD-LIBOR-BBA	Feb 2009 - Aug 2011	Jul 2012 - Apr 2014

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive (loss) earnings (“AOCE”) on the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCE related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $5,555 will be reclassified as an increase to Interest expense.
Due to the counterparty bank declaring bankruptcy in October 2008, the Company discontinued prospectively the hedge accounting on its interest rate derivatives with Lehman Brothers Specialty Financing on the bankruptcy date as those hedging relationships no longer met the definition of effective hedge under authoritative guidance for derivative and hedge accounting. The Company terminated these positions during the fourth quarter of 2008. The Company continues to report the net gain or loss related to the discontinued cash flow hedge in AOCE which is expected to be reclassified into earnings during the original contractual terms of the derivative agreements as the hedged interest payments are expected to occur as forecasted.
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
As of March 25, 2012, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate in ("CAD")	Notional Purchased in Aggregate in ("USD")	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	9	$38,000	$37,874	0.999-1.007	Feb 2011	Apr 2012 - Dec 2012

The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges of foreign exchange risk is recorded in AOCE on the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portions of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, are recognized directly in Cost of products sold in the Consolidated Statements of Operations.
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

As of March 25, 2012, the Company had the following derivative instruments that were not designated in qualifying hedging relationships:

Product	Number of Instruments	Notional Amount	Price/Index	Trade Dates	Maturity Dates
Diesel Fuel Contracts	2	8,477,350 Gallons	$3.75 - $3.88 per Gallon	Aug 2011 - Sep 2011	Mar 2012 - Dec 2012
Natural Gas Contracts	4	460,000 MMBTU’s	$2.68 - $3.00 per MMBTU	Jan 2012 - Feb 2012	Apr 2012- Sep 2012

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 25, 2012 and December 25, 2011.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value as of March 25, 2012	Balance Sheet Location	Fair Value as of March 25, 2012
Derivatives designated as hedging instruments
Interest Rate Contracts		$—	Accrued liabilities	$4,176
			Other long-term liabilities	1,546
Foreign Exchange Contracts	Other current assets	$1	Accrued liabilities	43
Total derivatives designated as hedging instruments		$1		$5,765
Derivatives not designated as hedging instruments
Diesel Fuel Contracts	Other current assets	1,235		—
Natural Gas Contracts		—	Accrued liabilities	267
Total derivatives not designated as hedging instruments		$1,235		$267

	Balance Sheet Location	Fair Value as of December 25, 2011	Balance Sheet Location	Fair Value as of December 25, 2011
Derivatives designated as hedging instruments
Interest Rate Contracts	Other assets, net	$1,335	Accrued liabilities	$7,836
Foreign Exchange Contracts	Other current assets	931		—
Total derivatives designated as hedging instruments		$2,266		$7,836
Derivatives not designated as hedging instruments
Corn Contracts	Other current assets	$142		$—
Diesel Fuel Contracts		—	Accrued liabilities	31
Wheat Contracts		—	Accrued liabilities	1,584
Total derivatives not designated as hedging instruments		$142		$1,615
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations and Accumulated other comprehensive (loss) earnings for the three months ended March 25, 2012 and March 27, 2011.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCE on Derivative (Effective Portion)	Effective portion reclassified from AOCE to:	Reclassified from AOCE into Earnings (Effective Portion)	Ineffective portion recognized in Earnings in:	Recognized in Earnings on Derivative (Ineffective Portion)

Interest Rate Contracts	$(3,383)	Interest expense	$(4,490)	Interest expense	$(1)
Foreign Exchange Contracts	(926)	Cost of products sold	32	Cost of products sold	(15)
Three months ended March 25, 2012	$(4,309)		$(4,458)		$(16)

Interest Rate Contracts	$(2,420)	Interest expense	$(5,733)	Interest expense	$38
Foreign Exchange Contracts	(1,882)	Cost of products sold	(506)	Cost of products sold	86
Three months ended March 27, 2011	$(4,302)		$(6,239)		$124

Derivatives Not Designated as Hedging Instruments		Recognized in Earnings in:	Recognized in Earnings on Derivative
Natural Gas Contracts		Cost of products sold	$(327)
Diesel Contracts		Cost of products sold	1,260
Corn Contracts		Cost of products sold	11
Wheat Contracts		Cost of products sold	(201)
Three months ended March 25, 2012			$743

Natural Gas Contracts		Cost of products sold	$5
Soybean Oil Contracts		Cost of products sold	(57)
Diesel Contracts		Cost of products sold	1,668
Three months ended March 27, 2011			$1,616
Credit risk-related Contingent Features
The Company has agreements with certain counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of March 25, 2012, the Company has not posted any collateral related to these agreements. If the Company had breached this provision at March 25, 2012, it could have been required to settle its obligations under the agreements at their termination value, which differs from the recorded fair value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk-related contingent features as of March 25, 2012 and December 25, 2011.
March 25, 2012

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(5,279)	$51	$(914)	$(4,314)
	Foreign Exchange Contracts	(47)	5	—	(42)
	Diesel Fuel Contracts	1,235	—	—	1,235
	Natural Gas Contracts	(267)	—	—	(267)
Credit Suisse	Interest Rate Contracts	(1,954)	41	(506)	(1,407)
Total		$(6,312)	$97	$(1,420)	$(4,795)

December 25, 2011

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(7,766)	$65	$(1,600)	$(6,101)
	Foreign Exchange Contracts	754	1	—	755
	Diesel Fuel Contracts	(31)	—	—	(31)
	Corn Contracts	142	—	—	142
	Wheat Contracts	(1,584)	—	—	(1,584)
Credit Suisse	Interest Rate Contracts	(784)	38	(346)	(400)
	Foreign Exchange Contracts	176	—	—	176
Total		$(9,093)	$104	$(1,946)	$(7,043)

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
Commitment of $6.2 Million Capital Expenditure
In working to resolve an environmental wastewater investigation by the State of Michigan Department of Natural Resources and Environment (“MDNRE”) at the Company's Birds Eye Foods Fennville, Michigan production facility, on July 20, 2010, the Company and the MDNRE reached an agreement (“Administrative Consent Order” or “ACO”). Under the terms of the ACO, the Company agreed to construct a new wastewater treatment system at the facility currently estimated at $6.2 million which was substantially completed as of December 25, 2011 and contribute the funds required to extend the City's water supply to the affected residents, which was also substantially completed as of December 25, 2011. The Company currently estimates the expenses related to this agreement to be $0.5 million, of which $0.3 million was recorded in 2011.
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
Aunt Jemima Breakfast Recall

On January 27, 2012, we issued a voluntary recall for certain Aunt Jemima frozen pancakes due to potential cross contamination with soy protein which may cause allergic reaction for people who have a soy allergy. The cost impact of this recall was $4.4 million, of which $1.1 million was recorded as an inventory write down in Cost of products sold on the Consolidated Statements of Operations in 2011. The remaining $3.3 million was recorded in in the first quarter of 2012, of which $2.3 million was recorded as an offset to Net Sales, $0.2 million was recorded to Cost of products sold, $0.6 million was recorded to Marketing and selling expenses and $0.1 million was recorded to Research and development expenses on the Consolidated Statements of Operations. The charges are reported in the Birds Eye Frozen segment. As of March 25, 2012, the accruals related to the recall remaining on our Consolidated Balance Sheets are $0.9 million in Accrued liabilities, $0.8 million in Accounts receivable reserves. We do not expect this recall to have a lasting impact on the Aunt Jemima breakfast brand.

12. Related Party Transactions

At the closing of our acquisition by The Blackstone Group L.P., the Company entered into an advisory agreement with an affiliate of The Blackstone Group L.P. pursuant to which such entity or its affiliates provide certain strategic and structuring advice and assistance to us. In addition, under this agreement, affiliates of The Blackstone Group L.P. provides certain monitoring, advisory and consulting services to the Company for an aggregate annual management fee equal to the greater of $2,500 or 1.0% of Covenant Compliance EBITDA (as defined in the credit agreement governing the Company’s Senior Secured Credit Facility). Affiliates of Blackstone also receive reimbursement for out-of-pocket expenses. Expenses relating to the management fee were $1,188 and $1,150 in the three months ended March 25, 2012 and March 27, 2011, respectively, and were recorded in administrative expenses on the Consolidated Statements of Operations. The Company reimbursed Blackstone out-of-pocket expenses totaling $123 in the three months ended March 25, 2012. There were no out-of-pocket expenses reimbursed to Blackstone in the three months ended March 27, 2011. As of March 25, 2012 accrued expenses for related party management fees were $1,188 and were recorded in the Accrued liabilities line on the Consolidated Balance Sheets.
Supplier Costs
Graham Packaging, which was formerly controlled by affiliates of The Blackstone Group L.P, supplies packaging for some of the Company’s products. Purchases from Graham Packaging were $1,798 in the three months ended March 27, 2011. On September 8, 2011, Graham Packaging announced the completion of its acquisition by Reynolds Group Holdings Limited, and thus ceased to be a related party.
Customer Purchases
Performance Food Group Company, which is controlled by affiliates of The Blackstone Group L.P, is a food service supplier that purchases products from the Company. Sales to Performance Food Group Company were $1,246 and $1,200 in the three months ended March 25, 2012 and March 27, 2011, respectively. As of March 25, 2012 and December 25, 2011 amounts due from Performance Food Group Company were $116 and $113, respectively and were recorded on the Accounts receivable, net of allowances line on the Consolidated Balance Sheets.
Interest Expense
For the three months ended March 25, 2012 and March 27, 2011, fees and interest expense recognized in the Consolidated Statements of Operations for debt to affiliates of Blackstone Advisors L.P. totaled $1,331 and $608, respectively.
13. Segments

The Company is a leading producer, marketer and distributor of high quality, branded food products in North America. The Company manages the business in three operating segments: Birds Eye Frozen, Duncan Hines Grocery and Specialty Foods.
The Birds Eye Frozen Division manages our Leadership brands in the United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), and frozen seafood (Van de Kamp's and Mrs. Paul's) categories , as well as our Foundation brands in the frozen and refrigerated bagels (Lender's), frozen pizza for one (Celeste), full-calorie single-serve frozen dinners and entrées (Hungry-Man), and frozen breakfast (Aunt Jemima) categories.
The Duncan Hines Grocery division manages our Leadership brands in the baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), and table syrups (Mrs. Butterworth's and Log Cabin) categories, and our Foundation brands in the canned meat (Armour, Nalley, Brooks), pie and pastry fillings (Comstock, Wilderness), barbecue sauces (Open Pit), salad dressing (Bernstein's) categories as well as all Canadian operations. We refer to the sum of the Birds Eye Frozen segment and the Duncan Hines Grocery segment as the North American retail businesses.
The Specialty Foods Division consists of snack products (Tim's Cascade and Snyder of Berlin) and the food service and private label businesses.
Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management and finance and legal functions.

	Three months ended
SEGMENT INFORMATION	March 25, 2012	March 27, 2011
Net sales
Birds Eye Frozen	$290,540	$294,246
Duncan Hines Grocery	222,001	214,147
Specialty Foods	104,384	97,918
Total	$616,925	$606,311
Earnings before interest and taxes
Birds Eye Frozen	$37,230	$45,442
Duncan Hines Grocery	26,294	36,393
Specialty Foods	6,876	8,349
Unallocated corporate expenses	(5,230)	(5,421)
Total	$65,170	$84,763
Depreciation and amortization
Birds Eye Frozen	$10,167	$7,983
Duncan Hines Grocery	6,324	8,430
Specialty Foods	3,999	3,997
Total	$20,490	$20,410
Capital expenditures*
Birds Eye Frozen	$7,774	$9,701
Duncan Hines Grocery	3,895	4,428
Specialty Foods	1,836	1,741
Total	$13,505	$15,870
GEOGRAPHIC INFORMATION
Net sales
United States	$612,279	$600,564
Canada	18,463	18,855
Intercompany	(13,817)	(13,108)
Total	$616,925	$606,311

 *Includes new capital leases.

SEGMENT INFORMATION	March 25, 2012	December 25, 2011
Total assets
Birds Eye Frozen	$2,031,783	$2,028,104
Duncan Hines Grocery	1,986,647	1,978,813
Specialty Foods	372,875	372,786
Corporate	71,064	71,918
Total	$4,462,369	$4,451,621
GEOGRAPHIC INFORMATION
Long-lived assets
United States	$497,692	$501,245
Canada	35	38
Total	$497,727	$501,283

14. Taxes on Earnings

The provision (benefit) for income taxes and related effective tax rates for the three months ended March 25, 2012 and March 27, 2011 were as follows:

	Three months ended
Provision for Income Taxes	March 25, 2012	March 27, 2011
Current	$894	$312
Deferred	5,183	12,951
Total	$6,077	$13,263

Effective tax rate	38.9%	39.6.%

Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
During the three months ended March 25, 2012, there were no material events which impacted the effective tax rate. During the three months ended March 27, 2011, various jurisdictions enacted tax rate changes which affected the amounts at which our deferred tax assets and liabilities will reverse. Such rate changes resulted in net charge of $459 to the tax provision and a corresponding increase of $459 to our net deferred tax liabilities for the three months ended March 27, 2011.
The Company regularly evaluates its deferred tax assets for future realization.  A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.  Changes in valuation allowances from period to period are included in the Company's tax provision in the period of change.
As of March 25, 2012 and March 27, 2011, we maintained a valuation allowance for certain state net operating loss (“NOL”) carryovers, state tax credit carryovers and foreign loss carryovers. For the three months ended March 25, 2012, there was no additional recognition or release of any valuation allowance. For the three months ended March 27, 2011, a benefit of $124 was recognized to the income tax provision related to the release of a valuation allowance on certain state credit carryovers which, due to the aforementioned tax law changes, became more likely than not realizable.
The Company's liability for unrecognized tax benefits (“UTB”) as of March 25, 2012 was $9,998. The amount, if recognized, that would impact the effective tax rate as of March 25, 2012 was $2,615. From time to time, various taxing authorities may audit the Company's tax returns. It is reasonably possible that a decrease in the UTB of up to $2,784 may occur within the next twelve months due to the lapse of certain statute of limitations or resolution of uncertainties.
15.    Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income," (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive earnings and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive earnings or in two separate but consecutive statements. This new guidance is to be applied retrospectively and became effective in the first quarter of 2012. The Company adopted this standard in the first quarter and it resulted in a separate Statement of Comprehensive Earnings.

16. Guarantor and Nonguarantor Statements
The 9.25% Senior Notes and the 8.25% Senior Notes are general senior unsecured obligations of the Company, effectively subordinated in right of payment to all existing and future senior secured indebtedness of the Company and guaranteed on a full, unconditional, joint and several basis by the Company’s 100% owned domestic subsidiaries that guarantee other indebtedness of the Company.
The 10.625% Senior Subordinated Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company and guaranteed on a full, unconditional, joint and several basis by the Company’s wholly-owned domestic subsidiaries that guarantee other indebtedness of the Company.
The following condensed consolidating financial information presents:

(1)	(a) Condensed consolidating balance sheets as of March 25, 2012 and December 25, 2011.
(b) The related condensed consolidating statements of operations and comprehensive earnings for the Company, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Three months ended March 25, 2012; and
ii. Three months ended March 27, 2011.
(c) The related condensed consolidating statements of cash flows for the Company, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Three months ended March 25, 2012; and
ii. Three months ended March 27, 2011.

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

Pinnacle Foods Finance LLC Condensed Consolidating Balance Sheet March 25, 2012

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$166,863	$349	$—	$167,212
Accounts receivable, net	—	172,977	11,285	—	184,262
Intercompany accounts receivable	103,592	—	—	(103,592)	—
Inventories, net	—	313,012	4,949	—	317,961
Other current assets	1,236	5,090	990	—	7,316
Deferred tax assets	1,129	69,693	224	—	71,046
Total current assets	105,957	727,635	17,797	(103,592)	747,797
Plant assets, net	—	497,692	35	—	497,727
Investment in subsidiaries	1,752,420	9,113	—	(1,761,533)	—
Intercompany note receivable	1,550,197	7,270	9,800	(1,567,267)	—
Tradenames	—	1,604,512	—	—	1,604,512
Other assets, net	27,733	142,924	181	—	170,838
Deferred tax assets	201,795	—	—	(201,795)	—
Goodwill	—	1,441,495	—	—	1,441,495
Total assets	$3,638,102	$4,430,641	$27,813	$(3,634,187)	$4,462,369
Current liabilities:
Short-term borrowings	$—	$1,585	$—	$—	$1,585
Current portion of long-term obligations	12,500	2,977	—	—	15,477
Accounts payable	123	135,520	1,150	—	136,793
Intercompany accounts payable	—	102,261	1,331	(103,592)	—
Accrued trade marketing expense	—	36,598	4,975	—	41,573
Accrued liabilities	52,994	84,699	868	—	138,561
Total current liabilities	65,617	363,640	8,324	(103,592)	333,989
Long-term debt	2,716,034	19,184	—	—	2,735,218
Intercompany note payable	—	1,559,831	7,436	(1,567,267)	—
Pension and other postretirement benefits	—	91,231	—	—	91,231
Other long-term liabilities	1,546	19,400	2,730	—	23,676
Deferred tax liabilities	—	624,935	210	(201,795)	423,350
Total liabilities	2,783,197	2,678,221	18,700	(1,872,654)	3,607,464
Commitments and contingencies (Note 11)
Member’s equity:
Limited liability company interests and other equity	$—	$—	$—	$—	—
Additional paid-in-capital	697,302	1,284,155	2,324	(1,286,479)	697,302
Retained earnings	209,975	509,590	7,238	(516,828)	209,975
Accumulated other comprehensive (loss) earnings	(52,372)	(41,325)	(449)	41,774	(52,372)
Total member’s equity	854,905	1,752,420	9,113	(1,761,533)	854,905
Total liabilities and member’s equity	$3,638,102	$4,430,641	$27,813	$(3,634,187)	$4,462,369
Pinnacle Foods Finance LLC Condensed Consolidating Balance Sheet December 25, 2011

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$150,493	$538	$—	$151,031
Accounts receivable, net	—	152,041	7,940	—	159,981
Intercompany accounts receivable	129,142	—	947	(130,089)	—
Inventories, net	—	330,136	5,676	—	335,812
Other current assets	1,072	6,189	288	—	7,549
Deferred tax assets	1,563	69,575	(29)	—	71,109
Total current assets	131,777	708,434	15,360	(130,089)	725,482
Plant assets, net	—	501,245	38	—	501,283
Investment in subsidiaries	1,726,711	10,438	—	(1,737,149)	—
Intercompany note receivable	1,541,341	7,270	9,800	(1,558,411)	—
Tradenames	—	1,604,512	—	—	1,604,512
Other assets, net	31,604	147,057	188	—	178,849
Deferred tax assets	191,289	—	—	(191,289)	—
Goodwill	—	1,441,495	—	—	1,441,495
Total assets	$3,622,722	$4,420,451	$25,386	$(3,616,938)	$4,451,621
Current liabilities:
Short-term borrowings	$—	$1,708	$—	$—	$1,708
Current portion of long-term obligations	12,500	3,161	—	—	15,661
Accounts payable	—	151,693	1,176	—	152,869
Intercompany accounts payable	—	130,089	—	(130,089)	—
Accrued trade marketing expense	—	32,020	3,105	—	35,125
Accrued liabilities	46,012	82,312	461	—	128,785
Total current liabilities	58,512	400,983	4,742	(130,089)	334,148
Long-term debt	2,718,858	19,792	—	—	2,738,650
Intercompany note payable	—	1,551,141	7,270	(1,558,411)	—
Pension and other postretirement benefits	—	93,406	—	—	93,406
Other long-term liabilities	—	19,369	2,730	—	22,099
Deferred tax liabilities	—	609,049	206	(191,289)	417,966
Total liabilities	2,777,370	2,693,740	14,948	(1,879,789)	3,606,269
Commitments and contingencies (Note 11)
Member’s equity:
Limited liability company interests and other equity	$—	$—	$—	$—	—
Additional paid-in-capital	697,352	1,284,155	2,324	(1,286,479)	697,352
Retained earnings	200,436	483,821	8,011	(491,832)	200,436
Accumulated other comprehensive (loss) earnings	(52,436)	(41,265)	103	41,162	(52,436)
Total member’s equity	845,352	1,726,711	10,438	(1,737,149)	845,352
Total liabilities and member’s equity	$3,622,722	$4,420,451	$25,386	$(3,616,938)	$4,451,621

Pinnacle Foods Finance LLC Condensed Consolidating Statement of Operations and Comprehensive Income For the three months ended March 25, 2012

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$612,279	$18,463	$(13,817)	$616,925
Cost of products sold	54	477,300	17,483	(13,589)	481,248
Gross profit	(54)	134,979	980	(228)	135,677
Operating expenses
Marketing and selling expenses	121	42,924	955	—	44,000
Administrative expenses	1,019	18,804	791	—	20,614
Research and development expenses	9	2,198	—	—	2,207
Intercompany royalties	—	—	13	(13)	—
Intercompany technical service fees	—	—	215	(215)	—
Other expense (income), net	—	3,686	—	—	3,686
Equity in (earnings) loss of investees	(25,769)	773	—	24,996	—
Total operating expenses	(24,620)	68,385	1,974	24,768	70,507
Earnings (loss) before interest and taxes	24,566	66,594	(994)	(24,996)	65,170
Intercompany interest (income) expense	(23,423)	23,393	30	—	—
Interest expense	48,956	649	7	—	49,612
Interest income	—	58	—	—	58
Earnings (loss) before income taxes	(967)	42,610	(1,031)	(24,996)	15,616
Provision (benefit) for income taxes	(10,506)	16,841	(258)	—	6,077
Net earnings (loss)	$9,539	$25,769	$(773)	$(24,996)	$9,539

Total comprehensive earnings	$9,603	$25,160	$(1,322)	$(23,838)	$9,603

Pinnacle Foods Finance LLC Condensed Consolidating Statement of Operations and Comprehensive Income For the three months ended March 27, 2011

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$600,564	$18,855	$(13,108)	$606,311
Cost of products sold	(73)	448,124	17,775	(12,910)	452,916
Gross profit	73	152,440	1,080	(198)	153,395
Operating expenses
Marketing and selling expenses	121	40,113	1,597	—	41,831
Administrative expenses	1,336	18,808	852	—	20,996
Research and development expenses	9	1,985	—	—	1,994
Intercompany royalties	—	—	12	(12)	—
Intercompany technical service fees	—	—	186	(186)	—
Other expense (income), net	—	3,811	—	—	3,811
Equity in (earnings) loss of investees	(33,919)	1,081	—	32,838	—
Total operating expenses	(32,453)	65,798	2,647	32,640	68,632
Earnings (loss) before interest and taxes	32,526	86,642	(1,567)	(32,838)	84,763
Intercompany interest (income) expense	(29,640)	29,640	—	—	—
Interest expense	50,845	482	—	—	51,327
Interest income	—	78	1	—	79
Earnings (loss) before income taxes	11,321	56,598	(1,566)	(32,838)	33,515
Provision (benefit) for income taxes	(8,931)	22,679	(485)	—	13,263
Net earnings (loss)	$20,252	$33,919	$(1,081)	$(32,838)	$20,252

Total comprehensive earnings	$21,423	$33,102	$(1,847)	$(31,255)	$21,423

Pinnacle Foods Finance LLC Condensed Consolidating Statement of Cash Flows For the three months ended March 25, 2012
	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(12,966)	$47,230	$(407)	$—	$33,857
Cash flows from investing activities
Intercompany accounts receivable/payable	1,873	—	—	(1,873)	—
Repayments of intercompany loans	14,568	—		(14,568)	—
Capital expenditures	—	(13,505)	—	—	(13,505)
Net cash (used in) provided by investing activities	16,441	(13,505)	—	(16,441)	(13,505)
Cash flows from financing activities
Repayments of long-term obligations	(3,125)	—	—	—	(3,125)
Proceeds from short-term borrowing	—	815	—	—	815
Repayments of short-term borrowing	—	(937)	—	—	(937)
Intercompany accounts receivable/payable	—	(1,873)		1,873	—
Repayments of intercompany loans	—	(14,568)	—	14,568	—
Repayment of capital lease obligations	—	(792)	—	—	(792)
Repurchases of equity	(350)	—	—	—	(350)
Net cash (used in) provided by financing activities	(3,475)	(17,355)	—	16,441	(4,389)
Effect of exchange rate changes on cash	—	—	218	—	218
Net change in cash and cash equivalents	—	16,370	(189)	—	16,181
Cash and cash equivalents - beginning of period	—	150,493	538	—	151,031
Cash and cash equivalents - end of period	$—	$166,863	$349	$—	$167,212

Supplemental disclosures of cash flow information:
Interest paid	$35,040	$633	$—	$—	$35,673
Interest received	—	58	—	—	58
Income taxes paid (refunded)	—	(29)	125	—	96

Pinnacle Foods Finance LLC Condensed Consolidating Statement of Cash Flows For the three months ended March 27, 2011

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(8,169)	$88,232	$(1,989)	$—	$78,074
Cash flows from investing activities
Intercompany accounts receivable/payable	(111,467)	—	—	111,467	—
Repayments of intercompany loans	119,703	—	—	(119,703)	—
Capital expenditures	—	(15,815)	—	—	(15,815)
Net cash (used in) provided by investing activities	8,236	(15,815)	—	(8,236)	(15,815)
Cash flows from financing activities
Proceeds from short-term borrowing	—	484	—	—	484
Repayments of short-term borrowing	—	(799)	—	—	(799)
Intercompany accounts receivable/payable	—	111,467	—	(111,467)	—
Repayments of intercompany loans	—	(119,703)	—	119,703	—
Repayment of capital lease obligations	—	(435)	—	—	(435)
Debt acquisition costs	(67)	—	—	—	(67)
Net cash (used in) provided by financing activities	(67)	(8,986)	—	8,236	(817)
Effect of exchange rate changes on cash	—	—	90	—	90
Net change in cash and cash equivalents	—	63,431	(1,899)	—	61,532
Cash and cash equivalents - beginning of period	—	109,324	5,962	—	115,286
Cash and cash equivalents - end of period	$—	$172,755	$4,063	$—	$176,818

Supplemental disclosures of cash flow information:
Interest paid	$36,123	$481	$—	$—	$36,604
Interest received	—	78	1	—	79
Income taxes paid	—	(5,615)	283	—	(5,332)
Non-cash investing and financing activities:
New capital leases	—	55	—	—	55

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, except where noted)

You should read the following discussion of our results of operations and financial condition together with the “Selected Financial Data” and the audited consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 25, 2011 and the unaudited Consolidated Financial Statements included in this quarterly report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Item 1A: Risk Factors” section of this Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.

Overview
We are a leading producer, marketer and distributor of high quality, branded food products in North America. We manage the business in three operating segments: Birds Eye Frozen, Duncan Hines Grocery and Specialty Foods.
Our Birds Eye Frozen Division manages our Leadership brands in the United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), and frozen seafood (Van de Kamp's and Mrs. Paul's) categories , as well as our Foundation brands in the frozen and refrigerated bagels (Lender's), frozen pizza for one (Celeste), full-calorie single-serve frozen dinners and entrées (Hungry-Man), and frozen breakfast (Aunt Jemima) categories.
Our Duncan Hines Grocery division manages our Leadership brands in the baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), and table syrups (Mrs. Butterworth's and Log Cabin) categories, and our Foundation brands in the canned meat (Armour, Nalley, Brooks), pie and pastry fillings (Comstock, Wilderness), barbecue sauces (Open Pit), salad dressing (Bernstein's) categories as well as all Canadian operations. We refer to the sum of our Birds Eye Frozen segment and our Duncan Hines Grocery segment as our North American retail businesses.
Our Specialty Foods Division consists of snack products (Tim's Cascade and Snyder of Berlin) and our food service and private label businesses.
Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management and finance and legal functions. Product contribution is defined as gross profit less direct to consumer advertising and marketing expenses, selling commission and direct brand marketing overhead expenses.

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
Industry Trends
Growth in our industry is driven primarily by population growth, changes in product selling prices and changes in consumption between out-of-home and in-home eating. With the slow economic recovery since the recession in 2008 and 2009, consumers are looking for value alternatives, which has caused an increase in the percentage of products sold on promotion and a shift from traditional retail grocery to mass merchandisers, club stores and the dollar store channel. We are well positioned in grocery and alternative channels, maintaining strong customer relationships across key retailers in each segment.
Over the long term, the share of food at restaurants and in other food service venues had been increasing, with the share of food consumed at home in decline. During the 2008-09 recession, this trend reversed, with consumers eating more at home. In 2010-11, consumers increased their consumption away from home, but food away from home is still below its 2007 peak. We believe sustained higher levels of at home eating are the “new normal”,  driven by increased popularity of cooking as a leisure activity, elevated focus on time with family in the home, and consumers' sustained focus on prudent management of their finances.

In order to maintain and grow our business, we must successfully react to, and offer products that respond to, evolving consumer trends, such as changing health trends and focus on convenience and products tailored for busy lifestyles. Incremental growth in the industry is principally driven by product, packaging and process innovation.
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

◦	Consumer coupon redemption expenses, which are costs from the redemption of coupons we circulate as part of our marketing efforts.

Cost Factors

•	Costs recorded in cost of products sold in the consolidated statement of operations include:

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

•	Costs recorded in marketing and selling expenses in the consolidated statement of operations include:

◦
Advertising and other marketing expenses. These expenses represent advertising and other consumer and trade-oriented marketing programs. A key marketing strategy is to continue to invest in marketing that builds brand affinity for our Leadership Brands.

Working Capital
Our working capital is primarily driven by accounts receivable and inventories, which fluctuate throughout the year due to seasonality in both sales and production. See “Seasonality.” We will continue to focus on reducing our working capital requirements while simultaneously maintaining our customer service levels and fulfilling our production requirements. We have historically relied on internally generated cash flows and temporary borrowings under our Revolving Credit Facility to satisfy our working capital requirements.
Other Factors
Other factors that have influenced our results of operations and may do so in the future include:

•
Interest Expense. As a result of our acquisition by The Blackstone Group L.P and the Birds Eye Foods Acquisition, we have significant indebtedness. Although we expect to reduce our leverage over time, we expect interest expense to continue to be a significant component of our expenses. See “Liquidity and Capital Resources” below.

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

•
Impairment of Goodwill, Tradenames and Long-Lived Assets. We test our goodwill and intangible assets annually or more frequently (if necessary) for impairment and have recorded impairment charges in recent years. The value of goodwill and intangibles from the allocation of purchase price from the Blackstone Transaction and the Birds Eye Acquisition is derived from our business operating plans at that time and is therefore susceptible to an adverse change that could require an impairment charge. We have incurred impairment charges in each of the fiscal years ended on December 25, 2011, December 26, 2010 and December 27, 2009, the amounts of which are discussed in greater detail in Note 8 to our consolidated financial statements included in our 10-K that was filed for the fiscal year ending December 25, 2011.

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

Restructuring Charges

From time to time, we voluntarily undertake consolidation and restructuring activities in order to optimize our manufacturing footprint and reduce our supply chain costs and ongoing costs of products sold. We believe that the combined impact of the closure of the Tacoma, Washington plant and Fulton, New York facility discussed below will reduce our ongoing annual cost of products sold by approximately $20 million beginning in 2012.

Tacoma, WA Plant
On December 3, 2010, in an effort to improve our supply chain operations, we announced the closure of the Tacoma, WA plant and the consolidation of production into our Ft. Madison, IA plant and recorded employee termination benefits of $1.5 million in the three months ended March 27, 2011. In connection with this project, we significantly expanded our Fort Madison plant and hired approximately 65 new employees at that location. The Tacoma plant ceased production in June 2011 and the closure resulted in the termination of approximately 160 employees. We recorded accelerated depreciation costs of $307 and $2,791 in the three months ended March 25, 2012 and March 27, 2011, respectively. All restructuring charges related to the closure of the Tacoma, WA plant are recorded in the Duncan Hines Grocery Division and in the Cost of products sold line on the Consolidated Statements of Operations. We expect all severance payments to be completed by the second quarter of 2012.
Fulton, NY Plant
On April 15, 2011, we announced plans to consolidate the Birds Eye brand’s Fulton, NY plant operations into our Darien, WI and Waseca, MN facilities in order to locate vegetable processing closer to the crop growing region and thus reduce the related freight costs. In connection with this project, we made significant capital investments in our Darien and Waseca plants and hired approximately 150 new employees at these facilities. The Fulton facility closed at the end of December, 2011 and resulted in the termination of approximately 270 employees. We recorded accelerated depreciation costs of $1,845 in the three months ended March 25, 2012. All restructuring charges related to the closure of the Fulton, NY plant are recorded in the Birds Eye Frozen Division and in the Cost of products sold line on the Consolidated Statements of Operations. We expect most of these severance payments to be completed by the third quarter of 2012.

Results of Operations:
Consolidated Statements of Operations
The following tables set forth our statement of operations data expressed in dollars and as a percentage of net sales.

	Three months ended
	March 25, 2012		March 27, 2011
Net sales	$616.9	100.0%	$606.3	100.0%
Cost of products sold	481.2	78.0%	452.9	74.7%
Gross profit	135.7	22.0%	153.4	25.3%
Operating expenses:
Marketing and selling expenses	$44.0	7.1%	$41.8	6.9%
Administrative expenses	20.6	3.3%	21.0	3.5%
Research and development expenses	2.2	0.4%	2.0	0.3%
Other expense (income), net	3.7	0.6%	3.8	0.6%
Total operating expenses	$70.5	11.4%	$68.6	11.3%
Earnings before interest and taxes	$65.2	10.6%	$84.8	14.0%

	Three months ended
	March 25, 2012	March 27, 2011
Net sales
Birds Eye Frozen	$290.5	$294.3
Duncan Hines Grocery	222.0	214.1
Specialty Foods	104.4	97.9
Total	$616.9	$606.3

Earnings before interest and taxes
Birds Eye Frozen	$37.2	$45.4
Duncan Hines Grocery	26.3	36.4
Specialty Foods	6.9	8.4
Unallocated corporate expenses	(5.2)	(5.4)
Total	$65.2	$84.8

Depreciation and amortization
Birds Eye Frozen	$10.2	$8.0
Duncan Hines Grocery	6.3	8.4
Specialty Foods	4.0	4.0
Total	$20.5	$20.4

Three months ended March 25, 2012 compared to three months ended March 27, 2011
Net sales
Net sales were $616.9 million for the three months ended March 25, 2012 compared to $606.3 million in the comparable prior year period, a 1.8% increase. Net sales in our North American retail businesses were up 0.9%. We introduced successful new products during the quarter, including Duncan Hines Frosting Creations and Parchment Bake seafood items, which had a positive impact of approximately 2% on our sales volume. First quarter sales also benefited from an earlier Easter holiday compared to 2011. We increased published selling prices across our portfolio during 2011 and are continuing to realize the benefit from those actions during 2012. Net pricing actions increased net sales by 3.0% in the period , while lower volumes and product mix reduced sales by approximately 0.8% and the impact of our Aunt Jemima product recall reduced net sales by 0.4%. During the period, we grew or held market share in brands representing approximately half of our product contribution.
Birds Eye Frozen Division:
Net sales in the three months ended March 25, 2012 were $290.5 million, a decrease of $3.7 million, or 1.3%, from the prior year. The decrease was driven primarily by product returns and reduced sales of our Aunt Jemima breakfast products caused by our product recall issued during January 2012 and lower sales in our Celeste brand driven by the timing of customer shipments within the period. Positive contributors to growth in the quarter included higher sales of our Birds Eye Steamfresh Vegetable products, which increased approximately 11% compared to the prior year period. Birds Eye Voila! sales also increased 1% during the period as the brand increased its market share by 4.2 points compared to the prior year. Sales for the period were also impacted by the launch of various new products, including our Parchment Bake seafood products, which had a positive impact of approximately 2% on sales volume. Net pricing actions increased net sales for the division by 2.5%, while volume and product mix decreased net sales by approximately 2.9% and the Aunt Jemima product recall decreased net sales by approximately 0.8%.
Duncan Hines Grocery Division:
Net sales in the three months ended March 25, 2012 were $222.0 million, an increase of $7.9 million, or 3.7%, from the prior year. The increase was driven by our Duncan Hines brand, where our new Frosting Creations launch and an earlier Easter Holiday drove higher sales. Our new product introductions had a positive impact of approximately 3% on sales volume. Sales of our Armour brand also increased substantially from the prior year, driven by new distribution within the dollar store channel. These increases were partially offset by lower sales in our syrup brands as a result of aggressive competitive activity in that segment. Net pricing actions increased net sales for the division by 3.5% and volume and product mix increased sales by approximately 0.2%,
Specialty Foods Division:
Net sales in the three months ended March 25, 2012 were $104.4 million, an increase of $6.5 million, or 6.6%, from the prior year. The increase was primarily attributable to higher sales in our food service business driven by promotional programs at a key customer. Volume and product mix increased net sales for the division by approximately 4.0% and net pricing increased net sales by approximately 2.3%.
Gross profit.
Gross profit for the three months ended March 25, 2012 was $135.7 million or 22.0% of net sales, compared to $153.4 million, or 25.3%, of net sales during the comparable prior year period. The decrease in gross profit as a percentage of net sales was driven by substantially higher commodity costs and unfavorable product mix during the period. One time charges of $3.2 million related our Aunt Jemima product recall and $2.9 million related to our Fulton, New York plant closure also contributed to the decrease . These decreases were partially offset by increases in our published selling prices across the portfolio during 2011 and that continued to benefit us during the first quarter of 2012. For the period, higher commodity costs reduced the gross profit percentage by 5.0 percentage points, charges related to the product recall and our Fulton, New York plant closing reduced the gross profit percentage by 1.0 percentage point and unfavorable product mix reduced the gross profit percentage by 0.6 percentage points, while higher selling prices increased the gross profit percentage by 3.3 percentage points.

Marketing and selling expenses
Marketing and selling expenses were $44.0 million, or 7.1% of net sales for the three months ended March 25, 2012, compared to $41.8 million, or 6.9%, of sales during the comparable prior year period. During the first quarter, we launched a new television campaign for our Vlasic brand and also incurred costs to create effective in store displays for our Frosting Creations product launch.

Administrative expenses
Administrative expenses were $20.6 million or 3.3% of net sales for the three months ended March 25, 2012, compared to $21.0 million or 3.5% of net sales during the comparable prior year period, reflecting our strategic objective of keeping administrative costs flat.
Other expense (income), net

	Three months ended
	March 25, 2012	March 27, 2011
Amortization of intangibles/other assets	3.9	4.0
Royalty income and other	$(0.2)	$(0.2)
Total other expense (income), net	3.7	3.8

Earnings before interest and taxes
Earnings before interest and taxes were $65.2 million for the three months ended March 25, 2012, a decrease of $19.6 million, or 23.1%, from the comparable prior year period. The primary drivers of the decrease were lower gross profit, driven by higher commodity costs and unfavorable product mix, partially offset by increased selling prices. Expenses of $3.2 million related to the product recall and $2.9 million of costs related to the closure of the Fulton, New York plant also negatively impacted earnings before interest and taxes during the period.
Birds Eye Frozen Division:
Earnings before interest and taxes were $37.2 million for the three months ended March 25, 2012, a decrease of $8.2 million or 18.1% from the comparable prior year period. The primary drivers of the decrease were $3.2 million of costs related to the Aunt Jemima product recall and $2.9 million of costs related to the closure of the Fulton, New York plant. The remainder of the decrease was driven by higher commodity costs, partially offset by increased net selling prices.

Duncan Hines Grocery Division:
Earnings before interest and taxes were $26.3 million for the three months ended March 25, 2012, a decrease of $10.1 million or 27.7% from the comparable prior year period. The primary drivers of the decrease were higher commodity costs and unfavorable product mix. These decreases were partially offset by increased net selling prices.
Specialty Foods Division:
Earnings before interest and taxes were $6.9 million for the three months ended March 25, 2012, a decrease of $1.5 million or 17.6% from the comparable prior year period. The primary drivers of the decrease were higher commodity costs partially offset by increased net selling prices and to a lesser extent, unfavorable product mix.

Interest Expense, net
Interest expense, net was $49.6 million in the three months ended March 25, 2012, compared to $51.2 million in the three months ended March 27, 2011.
Included in interest expense, net, was $0.4 million and $0.7 million for the three months ended March 25, 2012 and the three months ended March 27, 2011, respectively, for the amortization of the cumulative mark-to-market adjustment for an interest rate swap that was de-designated for swap accounting in the fourth quarter of 2008 and subsequently terminated. The counterparty to the interest rate swap was Lehman Brothers Special Financing (“LBSF”), a subsidiary of Lehman Brothers, and the hedge was de-designated for swap accounting at the time of LBSF’s bankruptcy filing. At that time of de-designation, the cumulative mark to market adjustment was $11.5 million. As of March 25, 2012, the balance was fully amortized.
Excluding the impact of the items in the previous paragraph, the net decrease in interest expense was $1.3 million, of which $0.9 million was due to lower payments on interest rate swap agreements and $0.6 million was due to lower term loan debt levels due to payments made in 2011. These decreases to interest expense were partially offset by a $0.2 increase in interest on capital leases.

Included in the interest expense, net, amount was $4.1 million and $5.0 million for the three months ended March 25, 2012 and the three months ended March 27, 2011, respectively, recorded from losses on interest rate swap agreements, a net change of $0.9 million. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the Accumulated other comprehensive (loss) earnings (“AOCE”) portion, are recorded as an adjustment to interest expense.
Provision (benefit) for income taxes
The effective tax rate was 38.9% for the three months ended March 25, 2012, compared to 39.6% for the three months ended March 27, 2011.  The effective rate difference was due to the charge created by the changes in our effective state tax rate due to legislative changes during the three months ended March 27, 2011 as well as a change in our assessment of unrecognized tax benefits during the same period. For the three months ended March 25, 2012 and March 27, 2011, we maintained a valuation allowance against certain state NOL carryovers, state tax credits carryovers and foreign loss carryovers. See Note 14 to the Consolidated Financial Statements.
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

Liquidity and Capital Resourcess

Historical
Our cash flows are very seasonal. Typically we are a net user of cash in the third quarter of the calendar year (i.e., the quarter ending in September) and a net generator of cash over the balance of the year.
Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures and debt service. Capital expenditures are expected to be approximately $90-$100 million in 2012, which consists of normal capital expenditures and approximately $3-$5 million related to our Fulton, New York plant restructuring project. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our Revolving Credit Facility (as defined in note 8 to the consolidated financial statements). The Company expects that its ability to generate cash from its operations and ability to borrow from its credit facilities should be sufficient to support working capital needs, planned growth and capital expenditures for the next 12 months and for the foreseeable future. We keep a minimal amount of cash in foreign accounts, primarily related to the operations of our Canadian business. Tax liabilities related to bringing these funds back into the United States. would not be significant and have been accrued.
Statements of cash flows for the three months ended March 25, 2012 compared to the three months ended March 27, 2011
Net cash provided by operating activities was $33.9 million for the three months ended March 25, 2012 and was the result of net earnings, excluding non-cash charges and credits, of $34.4 million and an increase in working capital of $0.5 million. The increase in working capital was primarily the result of a $24.1 million increase in accounts receivable driven by the timing of sales and a $15.9 million decrease in accounts payable driven by our inventory purchases . Partially offsetting the increases to working capital were an increase of $14.6 million in accrued liabilities driven by higher interest accruals, a seasonal decrease of $18.1 million in inventories and a $6.4 million increase in accrued trade marketing expense driven by the timing of marketing around the Easter holiday. The aging profile of accounts receivable has not changed significantly from December 2011. All other working capital accounts decreased by $0.4 million.

Net cash provided by operating activities was $78.1 million for the three months ended March 27, 2011 and was the result of net earnings, excluding non-cash charges and credits, of $54.4 million and a decrease in working capital of $23.7 million. The decrease in working capital was primarily the result of a $11.2 million decrease in inventories that was due to the sell-down of the seasonal inventory build from December 2010 and seasonal increases of $17.7 million and $18.1 million, respectively, in accounts payable and accrued liabilities. The decrease in inventories and increase in accounts payable and accruals were offset by a $24.6 million increase in accounts receivable that related to the timing of sales within March. All other working capital accounts generated a net $1.8 million in cash.

Net cash used in investing activities was $13.5 million for the three months ended March 25, 2012 and was entirely related to capital expenditures. Capital expenditures during the first quarter of 2012 included approximately $1.7 million of costs related to our plant consolidation projects in Tacoma and Fulton. Net cash used in investing activities was $15.8 million for the three months ended March 27, 2011 and was related exclusively to capital expenditures.
Net cash used by financing activities for the three months ended March 25, 2012 was $4.4 million and consisted of $3.1 million of term loan repayments, $1.7 million of payments on capital leases and notes payable, and $0.4 million of equity repurchases. These outflows were partially offset by proceeds from new note payable issuances of $0.8 million. Net cash used by financing activities for the three months ended March 27, 2011 was $0.8 million and related primarily to capital lease and note payable activity.
The net of all activities resulted in an increase in cash of $16.2 million for the three months ended March 25, 2012, compared to an increase in cash of $61.5 million for the three months ended March 27, 2011.

Debt
As of March 25, 2012 and December 25, 2011, our long term debt consisted of the following:

	March 25, 2012	December 25, 2011
Long-term debt
- Senior Secured Credit Facility - Tranche B Term Loans due 2014	$1,193.8	$1,196.9
- Senior Secured Credit Facility - Tranche D Term Loans due 2014	313.2	313.2
- 9.25% Senior Notes due 2015	625.0	625.0
- 8.25% Senior Notes due 2017	400.0	400.0
- 10.625% Senior Subordinated Notes due 2017	199.0	199.0
- Unamortized discount on long term debt	(2.4)	(2.7)
- Capital lease obligations	22.2	23.0
	2,750.7	2,754.3
Less: current portion of long-term obligations	15.5	15.7
Total long-term debt	$2,735.2	$2,738.7

We meet the service requirements on our debt utilizing cash flow generated from operations. During 2011, we made a voluntary prepayment of $55.0 million on our term loans. In addition to the above facilities, we have a $150.0 million revolving credit facility, which can be used to fund our working capital needs and can also be used to issue up to $50.0 million of letters of credit. There were no cash borrowings against the revolving credit facility at any time during 2012 or 2011. As of March 25, 2012 and December 25, 2011, we had issued $33.2 million and $33.6 million, respectively, of letters of credit under this facility, leaving $116.8 million and $116.4 million, respectively, of unused capacity under this facility.

The Term Loans mature in quarterly 0.25% installments through December 2013 with the remaining balance due in April 2014. The aggregate maturities of the Tranche B Term Loans outstanding as of March 25, 2012 are $9.4 million in the remainder of 2012, $12.5 million in 2013 and $1,171.9 million in 2014. As a result of our voluntary prepayments of the Tranche D Term Loan, no quarterly installments are due for the remainder of the term. A lump sum payment of $313.2 million is due in 2014 for the Tranche D Term Loan.
Under the terms of the Senior Secured Credit Facility, we are required to use 50% of our “Excess Cash Flow” to prepay the Tranche B Term Loans and the Tranche D Term Loans. Excess Cash Flow is defined as consolidated net income (as defined), as adjusted for certain items, including (1) all non cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principal payments of indebtedness and (5) certain other items defined in the Senior Secured Credit Facility. In December 2011 we made a voluntary prepayment on our Tranche D terms loans of $55.0 million. As a result of this prepayment, no payment was due under the Excess Cash Flow requirements of the Senior Secured Credit Facility for the 2011 reporting year.

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

For additional details regarding our debt instruments and our April 2012 refinancing, please refer to Note 8 of the Consolidated Financial Statements, "Debt and Interest Expense".

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
On April 17, 2012 we entered into an amendment to the Senior Secured Credit Facility as part of an initiative to refinance our debt, pay off a portion of our high interest bonds and extend the maturity dates for a portion of our Senior Secured Credit Facility. This is discussed further in Note 8 of the Consolidated Financial Statements "Debt and Interest Expense".
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

Adjusted EBITDA

The Company's metric of Adjusted EBITDA, which is used in creating targets for the bonus and equity portions of our compensation plans, is equivalent to Covenant Compliance EBITDA under our debt agreements.

Pursuant to the terms of the Senior Secured Credit Facility, if at any time there are borrowings outstanding under the revolving credit facility in an aggregate amount greater than $10.0 million, we are required to maintain a ratio of consolidated total senior secured debt to Adjusted EBITDA (defined below) for the most recently concluded four consecutive fiscal quarters (the “Senior Secured Leverage Ratio”) of less than 4.00 to 1.00. Consolidated total senior secured debt is defined under the Senior Secured Credit Facility as aggregate consolidated secured indebtedness of the Company less the aggregate amount of all unrestricted cash and cash equivalents. In addition, under the Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio, in the case of the Senior Secured Credit Facility, or to the ratio of Adjusted EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters in the case of the Senior Notes and the Senior Subordinated Notes. As of March 25, 2012, we were in compliance with all covenants and other obligations under the Senior Secured Credit Facility, and the indentures governing the Senior Notes and the Senior Subordinated Notes.

Adjusted EBITDA is defined as earnings (loss) before interest expense, taxes, depreciation and amortization (“EBITDA”), further adjusted to exclude non-cash items, extraordinary unusual or non-recurring items and other adjustment items permitted in calculating Adjusted EBITDA under the Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants.
EBITDA and Adjusted EBITDA do not represent net earnings or loss or cash flow from operations as those terms are defined by U.S. Generally Accepted Accounting Principles (“GAAP”) and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definitions of Adjusted EBITDA in the Senior Secured Credit Facility and the indentures allow us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net earnings or loss. However, these are expenses that vary greatly and are difficult to predict. While EBITDA and Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, they are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.
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

The following table provides a reconciliation from our net earnings (loss) to EBITDA, Covenant Compliance EBITDA and Adjusted EBITDA for the three months ended March 25, 2012 and March 27, 2011, and the fiscal year ended December 25, 2011. The terms and related calculations are defined in the Senior Secured Credit Facility and the indentures governing the 8.25% Senior Notes, 9.25% Senior Notes and Senior Subordinated Notes.

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 25, 2012	March 27, 2011	December 25, 2011
Net earnings (loss)	$9,539	$20,252	$(46,914)
Interest expense, net	49,554	51,248	208,078
Income tax expense (benefit)	6,077	13,263	22,103
Depreciation and amortization expense	20,490	20,410	88,476
EBITDA	$85,660	$105,173	$271,743
Non-cash items (a)	(2,128)	(1,222)	152,245
Non-recurring items (as defined) (b)	1,806	1,669	20,264
Other adjustment items (c)	4,535	1,238	5,440
Adjusted EBITDA	89,873	106,858	449,692
Last twelve months Adjusted EBITDA	$432,707

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 25, 2012	March 27, 2011	December 25, 2011
Non-cash compensation charges (1)	$300	$300	$1,151
Unrealized losses resulting from hedging activities (2)	(2,428)	(1,522)	1,608
Goodwill impairment charges (3)	—	—	122,900
Other impairment charges (4)	—	—	26,586
Total non-cash items	$(2,128)	$(1,222)	$152,245
 _________________

(1)	For the three months ended March 25, 2012 and March 27, 2011, and the fiscal year ended December 25, 2011, represents non-cash compensation charges related to the granting of equity awards.

(2)
For the three months ended March 25, 2012 and March 27, 2011, and the fiscal year ended December 25, 2011, represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under foreign exchange and commodity derivative contracts.

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

(b)	Non-recurring items as defined in our Senior Secured Credit Facility are comprised of the following:

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 25, 2012	March 27, 2011	December 25, 2011
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$316	$250	$8,771
Restructuring charges, integration costs and other business optimization expenses (2)	1,385	1,365	9,485
Employee severance (3)	105	54	2,008
Total other adjustments	$1,806	$1,669	$20,264
_________________

(1)
For the three months ended March 25, 2012 and March 27, 2011, primarily represents costs related to due diligence investigations. For the fiscal year ended December 25, 2011, represents other expenses related to financing of the Blackstone Transaction, and includes an $8.5 million legal settlement related to the Lehman Brothers Special Financing claim.

(2)
For the three months ended March 25, 2012 and March 27, 2011, and the fiscal year ended December 25, 2011, primarily represents restructuring charges, consulting and business optimization expenses related to the closings of the Tacoma, WA and Fulton, NY facilities.

(3)	For the three months ended March 25, 2012 and March 27, 2011, and the fiscal year ended December 25, 2011, represents severance costs paid, or to be paid, to terminated employees.

(c)	Other adjustment items are comprised of the following:

(thousands of dollars)	Three months ended		Fiscal Year Ended
	March 25, 2012	March 27, 2011	December 25, 2011
Management, monitoring, consulting and advisory fees (1)	$1,311	$1,188	$4,572
Other (2)	3,224	50	868
Total other adjustments	$4,535	$1,238	$5,440
_________________

(1)
For the three months ended March 25, 2012 and March 27, 2011, and the fiscal year ended December 25, 2011, represents management/advisory fees and expenses paid to an affiliate of The Blackstone Group L.P.

(2)
For the three months ended March 25, 2012 and the fiscal year ended December 25, 2011, primarily represents the recall of Aunt Jemima product. For the the fiscal year ended December 25, 2011, this also includes a gain on the sale of the Watsonville, CA property. For three months ended March 27, 2011, represents miscellaneous other costs.

Our covenant requirements and actual ratios for the twelve months ended March 25, 2012 are as follows:

	Covenant Requirement	Actual Ratio
Senior Secured Credit Facility
Senior Secured Leverage Ratio (1)	4.00 to 1.00	3.10
Total Leverage Ratio (2)	Not applicable	5.98
Senior Notes and Senior Subordinated Notes (3)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00 to 1.00	2.23
 _________________

(1)
Pursuant to the terms of the Senior Secured Credit Facility, if at any time there are borrowings outstanding under the Revolving Credit Facility in an aggregate amount greater than $10.0 million, we are required to maintain a consolidated total senior secured debt to Adjusted EBITDA ratio for the most recently concluded four consecutive fiscal quarters (the “Senior Secured Leverage Ratio”) of less than of 4.00:1. Consolidated total senior secured debt is defined as our aggregate consolidated secured indebtedness less the aggregate amount of all unrestricted cash and cash equivalents.

(2)
The Total Leverage Ratio is not a financial covenant but is used to determine the applicable rate under the Senior Secured Credit Facility. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Adjusted EBITDA.

(3)
Our ability to incur additional debt and make certain restricted payments under the indentures governing the Senior Notes and Senior Subordinated Notes, subject to specified exceptions, is tied to a Adjusted EBITDA to fixed charges ratio of at least 2.0:1.

(4)
Fixed charges is defined in the indentures governing the Senior Notes and Senior Subordinated Notes as (i) consolidated interest expense (excluding specified items) plus consolidated capitalized interest less consolidated interest income, plus (ii) cash dividends and distributions paid on preferred stock or disqualified stock.

INFLATION
Prior to 2007, inflation did not have a significant effect on us as we had been successful in mitigating the effects of inflation with cost reduction and productivity programs, as well as increasing selling prices during periods of higher inflation. Beginning in late 2007 and continuing into 2008, we experienced higher energy and commodity costs in production and higher fuel surcharges for product delivery. Inflation was less pronounced in 2009 and in 2010, but has been more pronounced in 2011 and 2012, particularly in ingredient costs such as vegetables, flours, shortening/oils, beef, dairy, cocoa, corn sweeteners and energy. To the extent possible, we offset inflation with productivity programs. However, we spend approximately $1.1 billion each year on ingredients, therefore each 1% change in our weighted average ingredient costs would impact earnings by approximately $11 million. If we experience significant inflation, price increases may be necessary in order to preserve our margins and returns. Although we have no such expectation, severe increases in inflation could have an adverse impact on our business, financial condition and results of operations.

Contractual Commitments

Our contractual commitments consist mainly of payments related to long-term debt and related interest, operating and capital lease payments, certain take-or-pay arrangements entered into as part of the normal course of business and pension obligations. Refer to the “Contractual Commitments” section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year December 25, 2011 for details on our contractual obligations and commitments.

Subsequent to the end of the first quarter of fiscal 2012, there was a significant change in our contractual obligations and commitments related to long-term debt and related interest as a result of the amendment and restatement of our Senior Secured Credit Facility. See Note 8 - Debt and Interest Expense for further details.

Off-Balance Sheet Arrangements

As of March 25, 2012, we did not have any off-balance sheet obligations.

Accounting Policies and Pronouncements

Critical Accounting Policies and Estimates

We have disclosed in "Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations" included in our annual report for the fiscal year ended December 25, 2011 on Form 10-K, those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our annual report for the fiscal year ended December 25, 2011 on Form 10-K. We believe that the accounting principles utilized in preparing our unaudited consolidated financial statements conform in all material respects to GAAP.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
FINANCIAL INSTRUMENTS
Risk Management Strategy
We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates, foreign exchange rates or commodity prices. Please refer to Note 10 of the Consolidated Financial Statements "Financial Instruments" for additional details regarding our derivatives and refer to Note 8 of the Consolidated Financial Statements "Debt and Interest Expense" for additional details regarding our debt instruments. There were no significant changes in our exposures to market risk since December 25, 2011.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 25, 2012. Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 25, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1:    LEGAL PROCEEDINGS
Commitment of $6.2 Million Capital Expenditure
In working to resolve an environmental wastewater investigation by the State of Michigan Department of Natural Resources and Environment (“MDNRE”) at the Company's Birds Eye Foods Fennville, Michigan production facility, on July 20, 2010, the Company and the MDNRE reached an agreement (“Administrative Consent Order” or “ACO”). Under the terms of the ACO, the Company agreed to construct a new wastewater treatment system at the facility currently estimated at $6.2 million which was substantially completed as of December 25, 2011 and contribute the funds required to extend the City's water supply to the affected residents, which was also substantially completed as of December 25, 2011. The Company currently estimates the expenses related to this agreement to be $0.5 million, of which $0.3 million was recorded in 2011. This was previously discussed in our in our Annual Report on Form 10-K for the fiscal year December 25, 2011.

ITEM 1A:    RISK FACTORS

The risk factors listed below have been amended and restated and replace in their entirety, the risk factors listed under Item 1A disclosed in our Annual Report on Form 10-K for the year ended December 25, 2011.

Risks Related to Our Business
We face significant competition in our industry, which could cause us to lose market share, lower prices, or increase advertising and promotional expenditures. Our success also depends on our ability to predict, identify and interpret changes in consumer preferences and develop and offer new products rapidly enough to meet those changes.
The food products business is highly competitive. Numerous brands and products compete for shelf space and sales, with competition based primarily on product quality, brand recognition and loyalty, price, trade promotion, consumer promotion, customer service, and the ability to identify and satisfy emerging consumer preferences. We compete with a significant number of companies of varying sizes, including divisions, subdivisions, or subsidiaries of larger companies. Many of these competitors have multiple product lines, substantially greater financial and other resources available to them, and may be substantially less leveraged than we are. In addition, private label is a significant competitor in the frozen vegetables, shelf-stable pickles, peppers, and relish, and table syrup categories. We cannot guarantee that we will be able to compete successfully with these companies and private label. Competitive pressures or other factors could cause us to lose market share, which may require us to lower prices, increase marketing and advertising expenditures, or increase the use of discounting or promotional campaigns, each of which would materially adversely affect our margins and could result in a decrease in our operating results and profitability.
Our success depends on our ability to predict, identify, and interpret the tastes and dietary habits of consumers and to offer products that appeal to those preferences. There are inherent marketplace risks associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance. If we do not succeed in offering products that consumers want to buy, our sales and market share will decrease, resulting in reduced profitability. If we are unable to accurately predict which shifts in consumer preferences will be long-lasting, or are unable to introduce new and improved products to satisfy those preferences, our sales will decline. In addition, given the variety of backgrounds and identities of consumers in our consumer base, we must offer a sufficient array of products to satisfy the broad spectrum of consumer preferences. As such, we must be successful in developing innovative products across a multitude of product categories. Finally, if we fail to rapidly develop products in faster-growing and more profitable categories, we could experience reduced demand for our products.
If we lose one or more of our major customers, or if any of our major customers experience significant business interruption, our results of operations could be adversely affected.
We have several large customers that account for a significant portion of our sales. Wal-Mart Stores, Inc. (“Wal-Mart”) and its affiliates are our largest customers and represented approximately 25% of our net sales in each of the fiscal years 2011, 2010 and 2009, respectively. Cumulatively, including Wal-Mart, our top ten customers accounted for approximately 60% of our net sales in fiscal year 2011, 61% of our net sales in fiscal year 2010 and 58% of our net sales in fiscal year 2009.
We do not have long-term supply contracts with any of our major customers. The loss of one or more major customers, a material reduction in sales to these customers as a result of competition from other food manufacturers, or the occurrence of a significant business interruption of our customers' operations would result in a decrease in our revenues, operating results, and earnings.

In addition, as the retail grocery trade continues to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. If we fail to use our sales and marketing expertise to maintain our category leadership positions to respond to these trends, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, our profitability and financial condition may be adversely affected.
For the manufacturing, co-packing and distribution of many of our products, we primarily rely on single source providers where a significant disruption in a facility or loss of arrangements could affect our business, financial condition, and results of operations.
With the exception of our pickles, peppers, and relish products that are produced in two facilities (Imlay City, MI and Millsboro, DE) and Birds Eye's frozen vegetable products which are produced in two facilities (Waseca, MN and Darien, WI), none of our products are produced in significant amounts at multiple manufacturing facilities or co-packers. Significant unscheduled downtime at any of our facilities or co-packers due to equipment breakdowns, power failures, natural disasters, or any other cause could materially adversely affect our ability to provide products to our customers, which would have a material adverse effect on our business, financial condition and results of operations.
We rely upon co-packers for our Duncan Hines cake mixes, brownie mixes, specialty mixes, frosting products and a limited portion of our other manufacturing needs. We believe that there are a limited number of competent, high-quality co-packers in the industry, and if we were required to obtain additional or alternative co-packing agreements or arrangements in the future, while we believe we would be able to do so, we cannot be certain that we will be able to do so on satisfactory terms or in a timely manner.
We sell a majority of our products in the United States through one national broker with whom we have a long-term working relationship. In Canada, we use one national broker to distribute the majority of our products. Our business could suffer disruption if either of these brokers were to default in the performance of their obligations to perform brokerage services or fail to effectively represent us to the retail grocery trade.
We are vulnerable to fluctuations in the price and supply of food ingredients, packaging materials, and freight.
The prices of the food ingredients, packaging materials and freight are subject to fluctuations in price attributable to, among other things, changes in supply and demand of crops or other commodities, fuel prices and government-sponsored agricultural and livestock programs. The sales prices to our customers are a delivered price. Therefore, changes in our input costs could impact our gross margins. Our ability to pass along higher costs through price increases to our customers is dependent upon competitive conditions and pricing methodologies employed in the various markets in which we compete. To the extent competitors do not also increase their prices, customers and consumers may choose to purchase competing products or may shift purchases to lower-priced private label or other value offerings which may adversely affect our results of operations.
We use significant quantities of sugar, cucumbers, broccoli, corn, peas, green beans, flour (wheat), poultry, seafood, vegetable oils, shortening, meat, corn syrup and other agricultural products as well as aluminum, glass jars, plastic trays, corrugated fiberboard and plastic packaging materials provided by third-party suppliers. We buy from a variety of producers and manufacturers, and alternate sources of supply are generally available. However, the supply and price are subject to market conditions and are influenced by other factors beyond our control, such as general economic conditions, unanticipated demand, problems in production or distribution, natural disasters, weather conditions during the growing and harvesting seasons, insects, plant diseases, and fungi. Adverse weather conditions may occur more frequently as a result of climate change and other factors. Adverse weather conditions and natural disasters can reduce crop size and crop quality, which in turn could reduce our supplies of raw materials, lower recoveries of usable raw materials, increase the prices of our raw materials, increase our cost of storing raw materials if harvests are accelerated and processing capacity is unavailable, or interrupt or delay our production schedules if harvests are delayed.
Many of our packaging materials are purchased on the open market or from multiple suppliers; however, packaging used for Birds Eye Steamfresh vegetables is purchased pursuant to an exclusive U.S. license and supply agreement that expires in 2013. The loss of this supplier or any significant interruption in the supply of packaging used for Birds Eye Steamfresh vegetables, such as manufacturing problems or shipping delays, could have a material adverse effect on our business.
We do not have long-term contracts with many of our suppliers, and, as a result, they could increase prices or fail to deliver. The occurrence of any of the foregoing could increase our costs and disrupt our operations.

If our assessments and assumptions about commodity prices, as well as ingredient and other prices and currency exchange rates, prove to be incorrect in connection with our hedging or forward-buy efforts or planning cycles, our costs may be greater than anticipated and our financial results could be adversely affected. Volatility in commodity prices will impact our results of operations.
From time to time, we enter into commodity forward contracts to fix the price of natural gas, diesel fuel, corn, soybean oil and other commodity purchases at a future delivery date. Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. Additionally, changes in the value of our commodities derivatives accounted for as economic hedges are recorded directly as other income or expense. As of December 25, 2011, all of our commodity hedges were accounted for as economic hedges and we currently expect to continue such practice. Accordingly, volatility in commodities could result in volatility in our results of operations. As of December 25, 2011, the potential change in fair value of commodity derivative instruments, assuming a 10% adverse movement in the underlying commodity prices, would have resulted in an unrealized net loss of $3.4 million.
In addition, certain parts of our foreign operations in Canada expose us to fluctuations in foreign exchange rates. Net sales in Canada accounted for 3.4% of Consolidated Net Sales for fiscal 2011. We seek to reduce our exposure to such foreign exchange risks primarily through the use of foreign exchange-related derivative financial instruments. We enter into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of our functional currency. As of December 25, 2011, a 10% decline in the U.S. dollar relative to the Canadian dollar would have decreased the fair value of our foreign exchange forward contracts by $5.1 million.
We may cease any of our current programs or use other hedging or derivative programs in the future. The extent of our hedges at any given time depends on our assessment of the markets for these commodities, natural gas and diesel fuel, including our assumptions about future prices and currency exchange rates. For example, if we believe market prices for the commodities we use are unusually high, we may choose to hedge less, or even none, of our upcoming requirements. If we fail to hedge and prices or currency exchange rates subsequently increase, or if we institute a hedge and prices or currency exchange rates subsequently decrease, our costs may be greater than anticipated or greater than our competitors' costs and our financial results could be adversely affected. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2011 for a discussion of our current hedging and derivatives programs.
We may not be able to successfully identify, evaluate and integrate businesses we may acquire in the future and we may not be able to realize anticipated cost savings, revenue enhancements, or other synergies from such acquisitions.
Our ability to successfully implement our business plan and achieve targeted financial results is dependent on our ability to successfully identify, evaluate and integrate acquired businesses. We may not be able to identify and complete acquisitions in the future, and our failure to identify and complete acquisitions could limit our ability to grow our business beyond our existing brands.
Our strategy of evaluating targeted acquisition opportunities involves a number of risks, including the following:

•	we may not be able to find suitable businesses to acquire at affordable valuations or on other acceptable terms;

•	our acquisition of suitable businesses could be prohibited by U.S. or foreign antitrust laws; and

•
we may have to obtain additional equity financing or incur additional debt to finance future acquisitions, and no assurance can be given as to whether, and on what terms, such financing will be available.

The process of integrating an acquired business, involves risks. These risks include, but are not limited to:

•	demands on management related to the significant increase in the size of our business;

•	diversion of management's attention from the management of daily operations;

•	difficulties in the assimilation of different corporate cultures and business practices;

•	difficulties in conforming the acquired company's accounting policies to ours;

•	retaining the loyalty and business of the customers of acquired businesses;

•	retaining employees that may be vital to the integration of acquired businesses or to the future prospects of the combined businesses;

•
difficulties and unanticipated expenses related to the integration of departments, information technology systems, including accounting systems, technologies, books and records, and procedures, and maintaining uniform standards, such as internal accounting controls, procedures, and policies;

•	costs and expenses associated with any undisclosed or potential liabilities;

•	the use of more cash or other financial resources on integration and implementation activities than we expect;

•	our ability to avoid labor disruptions in connection with any integration, particularly in connection with any headcount reduction; and

•	the incurrence of additional debt and related interest expense, contingent liabilities and amortization expenses related to intangible assets.

Failure to successfully integrate acquired businesses may result in reduced levels of revenue, earnings or operating efficiency than might have been achieved if we had not acquired such businesses.
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations under our indebtedness.
We are highly leveraged. As of March 25, 2012, our total indebtedness was $2.8 billion. Our high degree of leverage could have important consequences, including:

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;

•	exposing us to the risk of increased interest rates because certain of our borrowings, including certain borrowings under our senior secured credit facilities, are at variable rates;

•	making it more difficult for us to make payments on our indebtedness;

•	increasing our vulnerability to general economic and industry conditions;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	subjecting us to restrictive covenants that may limit our flexibility in operating our business;

•
limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and

•	placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

Despite our significant leverage, we may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our significant leverage.
Litigation or claims regarding our trademarks and any other proprietary rights or termination of our material licenses may have a significant, negative impact on our business.
We attempt to protect our intellectual property rights through a combination of trademark, patent, copyright and trade secret laws. We consider our trademarks to be of significant importance to our business. Although we devote resources to the establishment and protection of our trademarks and other intellectual property rights, we cannot assure you that our trademark or other intellectual property applications will be approved. Third parties may also oppose our intellectual property applications, or otherwise challenge our use of our trademark or other intellectual property. We also cannot assure you that the actions we have taken or will take in the future will be adequate to prevent violation of our trademark or other proprietary rights by others or prevent others from seeking to block sales of our products as an alleged violation of their trademark or other proprietary rights. We cannot assure you that future claims or litigation by or against us will not be necessary to enforce our trademark or other proprietary rights or to defend ourselves against claimed infringement of the trademark or other proprietary rights of others. Any future claims or litigation of this type, even without merit, could result in a material adverse effect on our business, financial condition or results of operations. Any such future claims or litigation may: (a) be expensive and time consuming to defend; (b) cause us to cease making, licensing or using products that incorporate the challenged intellectual property; (c) require us to rebrand our products or redesign our packaging, if feasible; (d) divert management's attention and resources; or (e) require us to enter into royalty or licensing agreements in order to obtain the right to use a third party's intellectual property, which, if required, may not be available to us on acceptable terms or at all. Any inability to use our trademarks or other proprietary rights could harm our business and sales through reduced demand for our products and reduced revenues.
We manufacture our Aunt Jemima, Armour and Voila! brands under license agreements from various third parties. The loss of these licenses could have a material adverse effect on our business.

We may be unable to drive revenue growth in our key product categories or add products that are in faster growing and more profitable categories.
The food and beverage industry's overall growth is linked to population growth. Our future results will depend on our ability to drive revenue growth in our key product categories. Because our operations are concentrated in North America, where growth in the food and beverage industry has been moderate, our success also depends in part on our ability to enhance our portfolio by adding innovative new products in faster growing and more profitable categories. Our failure to drive revenue growth in our key product categories or develop innovative products for new and existing categories could materially and adversely affect our profitability, financial condition and results of operations.
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
A product that has been actually or allegedly misbranded or becomes adulterated could result in product withdrawals or recalls, destruction of product inventory, negative publicity, temporary plant closings, and substantial costs of compliance or remediation. Any of these events, including a significant product liability judgment against us, could result in a loss of demand for our food products, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
For these reasons, sequential quarterly comparisons are not a good indication of our performance or how we may perform in the future. If we are unable to obtain access to working capital or if seasonal fluctuations are greater than anticipated, there could be a material adverse effect on our financial condition, results of operations or cash flows.
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
Our obligation to make contributions to the pension plans could reduce the cash available for working capital and other corporate uses and may have a material adverse impact on our operations, financial condition and liquidity.

Our financial well-being could be jeopardized by unforeseen changes in our employees' collective bargaining agreements or shifts in union policy.
We employed approximately 4,100 people as of December 25, 2011 with approximately 56% of our hourly employees unionized. Due to the seasonality of our pickle and vegetable businesses our employment fluctuates throughout the year, and thus our average number of employees was approximately 4,600 throughout 2011. In September 2012, the collective bargaining agreement expires for approximately 450 of our union employees in Ft. Madison, Iowa. The collective bargaining agreement for approximately 420 of our employees at our Fayetteville, Arkansas plant expired during October 2011, but has been extended indefinitely as negotiations continue for a new collective bargaining agreement, subject to either party being able to cancel the extension on 72 hours written notice. We are also in the process of negotiating an initial collective bargaining agreement for approximately 220 of our employees in Mattoon, Illinois.
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
We and our third-party co-packers and suppliers are subject to laws and regulations relating to protection of the environment, worker health, and workplace safety. Costs to comply with these laws and regulations, or claims with respect to environmental, health and safety matters, could have a significant negative impact on our business.
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
Under federal and state environmental laws, we may be liable for the costs of investigation, removal or remediation of certain hazardous or toxic substances, as well as related costs of investigation and damage to natural resources, at various properties, including our current and former properties and the former properties of our predecessors, as well as offsite waste handling or disposal sites that we or our predecessors have used. Liability may be imposed upon us without regard to whether we knew of or caused the presence of such hazardous or toxic substances. We cannot assure you that any such locations, or locations that we may acquire in the future, will not result in liability to us under such laws or expose us to third party actions such as tort suits based on alleged conduct or environmental conditions. In addition, we may be liable if hazardous or toxic substances migrate from properties for which we may be responsible to other properties.
In addition to regulations applicable to our operations, failure by any of our co-packers or other suppliers to comply with regulations, or allegations of compliance failure, may disrupt their operations and could result in potential liability. Even if we were able to obtain insurance coverage or compensation for any losses or damages resulting from the non-compliance of a co-packer or supplier with applicable regulations, our brands and reputation may be adversely affected by negative perceptions of our brands stemming from such compliance failures.
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

Our operations are subject to regulation by the U.S. Food and Drug Administration ("FDA"), U.S. Department of Agriculture (“USDA”), Federal Trade Commission (“FTC”) and other governmental entities, and we cannot assure you that we will be in compliance with all regulations.
Our operations are subject to extensive regulation by the FDA, the USDA and other national, state, and local authorities. For example, we are subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, and safety of food. Under this program, the FDA regulates manufacturing practices for foods through, among other things, its current “good manufacturing practices” regulations, or cGMPs, and specifies the recipes for certain foods. Our processing facilities and products are subject to periodic inspection by federal, state, and local authorities. In addition, we must comply with similar laws in Canada. In January 2011, the FDA's Food Safety Modernization Act was signed into law. The law will increase the number of inspections at food facilities in the U.S. in an effort to enhance the detection of food borne illness outbreaks and order recalls of tainted food products. The FTC and other authorities regulate how we market and advertise our products, and we could be the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations. Changes in these laws or regulations or the introduction of new laws or regulations could increase the costs of doing business for us or our customers or suppliers or restrict our actions, causing our results of operations to be adversely affected.
We seek to comply with applicable regulations through a combination of employing internal personnel to ensure quality-assurance compliance (for example, assuring that food packages contain only ingredients as specified on the package labeling) and contracting with third-party laboratories that conduct analysis of products for the nutritional-labeling requirements. Failure to comply with applicable laws and regulations or maintain permits and licenses relating to our operations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material adverse effect on our operating results and business. For example, on January 27, 2012, we issued a voluntary recall for certain Aunt Jemima frozen pancakes due to potential cross contamination with soy protein which may cause allergic reactions for people who have a soy allergy. The estimated cost of this recall is $4.4 million.
Our business operations could be disrupted if our information technology systems fail to perform adequately.
The efficient operation of our business depends on our information technology systems, some of which are managed by third-party service providers. We rely on our information technology systems to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, cyber attacks and viruses. Any such damage or interruption could have a material adverse effect on our business.
We have a significant amount of goodwill and intangible assets on our Consolidated Balance Sheets that are subject to impairment based upon future adverse changes in our business and the overall economic environment.
At March 25, 2012, the carrying value of goodwill and tradenames was $1,441.5 million and $1,604.5 million, respectively. We evaluate the carrying amount of goodwill and indefinite-lived intangible assets for impairment on an annual basis, in December, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount. We have recorded impairment charges in recent years, including $148.2 million of goodwill and tradename impairments in 2011. The value of goodwill and intangible assets will be derived from our business operating plans and is susceptible to an adverse change in demand, input costs, general changes in the business, or changes in the overall economic environment and could require an impairment charge in the future.
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
If there is an unfavorable adjustment from an United States Internal Revenue Service (“IRS”) examination (whether as a result of a change in law or IRS policy or otherwise) that reduces any of our net operating loss carryforwards (“NOLs”), cash taxes may increase and impact our ability to make interest payments on our indebtedness. As of December 25, 2011, we had NOLs for U.S. federal income tax purposes of $1.1 billion. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to annual limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Certain of our existing NOLs are subject to annual limitations under Section 382 of the Code. In addition, if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Code. These limitations and/or our failure to generate sufficient taxable income may result in the expiration of the NOLs before they are utilized.
Affiliates of Blackstone control us and their interests may conflict with ours in the future.
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

Additionally, Blackstone is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Blackstone may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by Blackstone collectively continue to control Pinnacle, even if such amount is less than 50%, Blackstone will continue to be able to influence or effectively control our decision.
ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4:    MINE SAFETY DISCLOSURES
None

ITEM 5:    OTHER INFORMATION
None

ITEM 6:     EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibit Number	Description of exhibit

4.1*	Supplemental Indenture, dated as of December 23, 2009, among Pinnacle Foods Group LLC, Pinnacle Foods International Corp. and Wilmington Trust Company.

10.1*	Trademark License Agreement, dated August 19, 2002, by and between Voila Bakeries, Inc. and Agrilink Foods, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

101.1*
The following materials are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Member’s Equity, (v) Notes to Consolidated Financial Statements, tagged as blocks of text, and (vi) document and entity information. (B)

*    Identifies exhibits that are filed as attachments to this document.

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

PINNACLE FOODS FINANCE LLC

By:	/s/ Craig Steeneck
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	May 9, 2012