Form 10-Q
period 2012-06-24
Pinnacle Foods Finance LLC
filed 2012-08-08
CIK 1420566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2012
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐     No  ☒
As of August 8, 2012, 100% of the registrant's outstanding limited liability company interests were held by Peak Finance Holdings LLC, its sole member.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

Unaudited consolidated financial statements begin on the following page

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands of dollars)

	Three months ended		Six months ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Net sales	$588,595	$602,024	$1,205,520	$1,208,335
Cost of products sold	456,439	460,347	937,687	913,263
Gross profit	132,156	141,677	267,833	295,072
Operating expenses
Marketing and selling expenses	48,204	46,627	92,204	88,458
Administrative expenses	24,126	22,134	44,740	43,130
Research and development expenses	3,327	2,067	5,534	4,061
Other expense (income), net	14,510	11,904	18,196	15,715
Total operating expenses	90,167	82,732	160,674	151,364
Earnings before interest and taxes	41,989	58,945	107,159	143,708
Interest expense	60,527	52,056	110,139	103,383
Interest income	43	63	101	142
Earnings (loss) before income taxes	(18,495)	6,952	(2,879)	40,467
Provision (benefit) for income taxes	(7,935)	(629)	(1,858)	12,634
Net earnings (loss)	$(10,560)	$7,581	$(1,021)	$27,833
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)
(thousands of dollars)

	Three months ended		Six months ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Net earnings (loss)	$(10,560)	$7,581	$(1,021)	$27,833
Other comprehensive earnings
Swaps mark to market adjustments	2,397	5,616	2,134	6,723
Amortization of deferred mark-to-market adjustment on terminated swaps	32	507	445	1,212
Foreign currency translation	(42)	(91)	223	399
Loss on pension actuarial assumptions	21	—	(76)	—
Tax provision on other comprehensive earnings	(931)	(2,246)	(1,185)	(3,376)
Total other comprehensive earnings - net of tax	1,477	3,786	1,541	4,958
Total comprehensive earnings (loss)	$(9,083)	$11,367	$520	$32,791

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(thousands of dollars)

	June 24, 2012	December 25, 2011
Current assets:
Cash and cash equivalents	$22,719	$151,031
Accounts receivable, net of allowances of $5,988 and $5,440, respectively	153,675	159,981
Inventories	309,677	335,812
Other current assets	9,009	7,549
Deferred tax assets	72,658	71,109
Total current assets	567,738	725,482
Plant assets, net of accumulated depreciation of $235,278 and $205,281, respectively	503,418	501,283
Tradenames	1,604,512	1,604,512
Other assets, net	167,049	178,849
Goodwill	1,441,495	1,441,495
Total assets	$4,284,212	$4,451,621

Current liabilities:
Short-term borrowings	$716	$1,708
Current portion of long-term obligations	26,037	15,661
Accounts payable	127,237	152,869
Accrued trade marketing expense	28,982	35,125
Accrued liabilities	121,940	128,785
Total current liabilities	304,912	334,148
Long-term debt (includes $67,532 and $121,992 owed to related parties, respectively)	2,597,877	2,738,650
Pension and other postretirement benefits	88,844	93,406
Other long-term liabilities	28,073	22,099
Deferred tax liabilities	418,663	417,966
Total liabilities	3,438,369	3,606,269
Commitments and contingencies (Note 11)	—	—
Member’s equity:
Limited liability company interests	—	—
Additional paid-in-capital	697,323	697,352
Retained earnings	199,415	200,436
Accumulated other comprehensive loss	(50,895)	(52,436)
Total member’s equity	845,843	845,352
Total liabilities and member’s equity	$4,284,212	$4,451,621

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of dollars)

	Six months ended
	June 24, 2012	June 26, 2011
Cash flows from operating activities
Net earnings (loss)	$(1,021)	$27,833
Non-cash charges (credits) to net earnings (loss)
Depreciation and amortization	42,056	42,902
Amortization of discount on term loan	450	603
Amortization of debt acquisition costs	4,835	5,192
Call premium on note redemption	10,785	—
Refinancing costs and write off of debt issuance costs	14,840	—
Amortization of deferred mark-to-market adjustment on terminated swaps	444	1,212
Plant asset impairment charges	—	1,286
Change in value of financial instruments	1,002	1,916
Equity-based compensation charge	600	600
Pension expense, net of contributions	(4,637)	(6,476)
Other long-term liabilities	2,453	(1,913)
Other long-term assets	(470)	78
Deferred income taxes	(2,016)	11,594
Changes in working capital
Accounts receivable	6,306	(7,541)
Inventories	26,341	(1,425)
Accrued trade marketing expense	(6,143)	(11,650)
Accounts payable	(25,038)	21,111
Accrued liabilities	(1,089)	8,323
Other current assets	(2,001)	1,565
Net cash provided by operating activities	67,697	95,210
Cash flows from investing activities
Capital expenditures	(34,699)	(51,606)
Proceeds from sale of plant assets	—	7,900
Net cash used in investing activities	(34,699)	(43,706)
Cash flows from financing activities
Proceeds from bank term loan	396,000	—
Repayments of long-term obligations	(319,444)	—
Repurchase of notes	(219,785)	—
Proceeds from short-term borrowings	815	484
Repayments of short-term borrowings	(1,807)	(1,583)
Repayment of capital lease obligations	(1,815)	(1,074)
Equity contributions	—	543
Repurchases of equity	(629)	(1,006)
Debt acquisition costs	(14,645)	(67)
Change in bank overdrafts	—	429
Net cash used in financing activities	(161,310)	(2,274)
Effect of exchange rate changes on cash	—	211
Net change in cash and cash equivalents	(128,312)	49,441
Cash and cash equivalents - beginning of period	151,031	115,286
Cash and cash equivalents - end of period	$22,719	$164,727

Supplemental disclosures of cash flow information:
Interest paid	$96,899	$96,596
Interest received	101	142
Income taxes (refunded) paid	1,913	(3,796)
Non-cash investing and financing activities:
New capital leases	1,548	505
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (unaudited)
(thousands of dollars, except share amounts)

	Additional Paid In Capital	Retained earnings	Accumulated Other Comprehensive Loss	Total Member’s Equity

Balance, December 26, 2010	$697,267	$247,350	$(49,532)	$895,085
Equity contribution:
Cash	543			543
Repurchases of equity	(1,006)			(1,006)
Equity related compensation	600			600
Comprehensive earnings		27,833	4,958	32,791
Balance, June 26, 2011	$697,404	$275,183	$(44,574)	$928,013

Balance, December 25, 2011	$697,352	$200,436	$(52,436)	$845,352
Equity contribution:
Cash	—			—
Repurchases of equity	(629)			(629)
Equity related compensation	600			600
Comprehensive earnings		(1,021)	1,541	520
Balance, June 24, 2012	$697,323	$199,415	$(50,895)	$845,843

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
The Company's Birds Eye Frozen Division manages the Leadership brands in the United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), and frozen seafood (Van de Kamp's and Mrs. Paul's) categories, as well as its Foundation brands in the frozen and refrigerated bagels (Lender's), frozen pizza for one (Celeste), full-calorie single-serve frozen dinners and entrées (Hungry-Man), and frozen breakfast (Aunt Jemima) categories.
The Company's Duncan Hines Grocery division manages the Leadership brands in the baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), and table syrups (Mrs. Butterworth's and Log Cabin) categories, and our Foundation brands in the canned meat (Armour, Nalley, Brooks), pie and pastry fillings (Comstock, Wilderness), barbecue sauces (Open Pit) and salad dressing (Bernstein's) categories as well as all Canadian operations. The Company refers to the sum of its Birds Eye Frozen segment and our Duncan Hines Grocery segment as the North American retail businesses.
The Company's Specialty Foods Division consists of snack products (Tim's Cascade and Snyder of Berlin) and the food service and private label businesses.
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
On December 23, 2009, the Company’s subsidiary, Pinnacle Foods Group LLC, purchased all of the common stock of Birds Eye Foods, Inc. (the “Birds Eye Foods Acquisition”).

2. Interim Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of June 24, 2012, the results of operations for the three and six months ended June 24, 2012 and June 26, 2011, and the cash flows for the six months ended June 24, 2012 and June 26, 2011. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 25, 2011.

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

Level 3:	Unobservable inputs that reflect the Company’s assumptions.
The Company’s financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value as of June 24, 2012	Fair Value Measurements Using Fair Value Hierarchy			Fair Value as of December 25, 2011	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate derivatives	$—	$—	$—	$—	$1,335	$—	$1,335	$—
Foreign currency derivatives	532	—	532	—	931	—	931	—
Commodity derivatives	—	—	—	—	142	—	142	—
Total assets at fair value	$532	$—	$532	$—	$2,408	$—	$2,408	$—

Liabilities
Interest rate derivatives	$3,819	$—	$3,819	$—	$7,836	$—	$7,836	$—
Foreign currency derivatives	—	—	—	—	—	—	—	—
Commodity derivatives	2,447	—	2,447	—	1,615	—	1,615	—
Total liabilities at fair value	$6,266	$—	$6,266	$—	$9,451	$—	$9,451	$—

The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk.

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate, commodity, and foreign exchange forward curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of June 24, 2012 or December 25, 2011.

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

4. Other Expense (Income), net

	Three months ended		Six months ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Other expense (income), net consists of:
Amortization of intangibles/other assets	$3,886	$4,043	$7,768	$8,082
Lehman Brothers Specialty Financing settlement	—	8,500	—	8,500
Gain on sale of the Watsonville, CA facility	—	(391)	—	(391)
Redemption premium on the early extinguishment of debt	10,785	—	10,785	—
Royalty income and other	(161)	(248)	(357)	(476)
Total other expense (income), net	$14,510	$11,904	$18,196	$15,715

Redemption premium on the early extinguishment of debt. On April 19, 2012, as part of a debt refinancing (the "2012 Refinancing") the Company redeemed all $199.0 million of its outstanding 10.625% Senior Subordinated Notes at a redemption price of 105.313% of the aggregate principal amount. In addition, on June 5, 2012, the Company repurchased and retired $10.0 million of 9.25% Senior Notes at a price of 102.125% of the aggregate principal amount. For more information on the 2012 Refinancing see Note 8 to the Consolidated Financial Statements for Debt and Interest Expense.

Lehman Brothers Specialty Financing settlement. On June 4, 2010, Lehman Brothers Special Financing (LBSF) initiated a claim against the Company in LBSF’s bankruptcy proceeding for an additional payment from the Company of $19.7 million, related to certain derivatives contracts which the Company had earlier terminated due to LBSF’s default as a result of its bankruptcy filing in 2008. On May 31, 2011, the Company and LBSF agreed in principle to a settlement of LBSF’s June 4, 2010 claim. Under the terms of the settlement, the Company made a payment of $8.5 million in return for LBSF’s full release of its claim against the Company.

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

	June 24, 2012	December 25, 2011
Customers	$150,869	$154,949
Allowances for cash discounts, bad debts and returns	(5,988)	(5,440)
Subtotal	144,881	149,509
Other receivables	8,794	10,472
Total	$153,675	$159,981

Inventories. Inventories are as follows:

	June 24, 2012	December 25, 2011
Raw materials, containers and supplies	$87,015	$66,247
Finished product	222,662	269,565
Total	$309,677	$335,812

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

Other Current Assets. Other Current Assets are as follows:

	June 24, 2012	December 25, 2011
Prepaid expenses	$6,996	$6,540
Prepaid income taxes	2,013	1,009
Total	$9,009	$7,549

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Plant Assets. Plant assets are as follows:

	June 24, 2012	December 25, 2011
Land	$18,002	$18,001
Buildings	185,066	163,397
Machinery and equipment	504,970	474,556
Projects in progress	30,658	50,610
Subtotal	738,696	706,564
Accumulated depreciation	(235,278)	(205,281)
Total	$503,418	$501,283

Depreciation was $17,682 and $34,288 during the three and six months ended June 24, 2012, respectively. Depreciation was $18,449 and $34,820 during the three and six months ended June 26, 2011, respectively. As of June 24, 2012 and December 25, 2011, Plant Assets included assets under capital lease with a book value of $23,251 and $17,614 (net of accumulated depreciation of $6,876 and $5,257), respectively.

Accrued Liabilities. Accrued liabilities are as follows:

	June 24, 2012	December 25, 2011
Employee compensation and benefits	$56,842	$50,891
Interest payable	29,606	36,840
Consumer coupons	4,285	3,170
Accrued restructuring charges (see note 7)	4,696	4,076
Accrued financial instrument contracts (see note 10)	2,745	9,451
Other	23,766	24,357
Total	$121,940	$128,785
Other Long-Term Liabilities. Other long-term liabilities are as follows:

	June 24, 2012	December 25, 2011
Employee compensation and benefits	$9,013	$9,589
Long-term rent liability and deferred rent allowances	10,402	6,594
Liability for uncertain tax positions	1,706	1,788
Accrued financial instrument contracts (see note 10)	3,522	—
Other	3,430	4,128
Total	$28,073	$22,099

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

6. Goodwill, Tradenames and Other Assets
Goodwill
Goodwill by segment is as follows:

	Birds Eye Frozen	Duncan Hines Grocery	Specialty Foods	Total
Balance, December 25, 2011	$527,069	$740,465	$173,961	$1,441,495

Balance, June 24, 2012	$527,069	$740,465	$173,961	$1,441,495

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

Tradenames

Tradenames by segment are as follows:

	Birds Eye	Duncan Hines	Specialty
	Frozen	Grocery	Foods	Total
Balance, December 25, 2011	$796,680	$771,832	$36,000	$1,604,512
		—
Balance, June 24, 2012	$796,680	$771,832	$36,000	$1,604,512

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Other Assets

	June 24, 2012
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(27,675)	$25,135
Customer relationships - Distributors	36	125,746	(25,817)	99,929
Customer relationships - Food Service	7	36,143	(30,145)	5,998
Customer relationships - Private Label	7	9,214	(8,256)	958
License	7	4,875	(1,868)	3,007
Total amortizable intangibles		$228,788	$(93,761)	$135,027
Deferred financing costs		59,689	(31,970)	27,719
Other (1)		4,303	—	4,303
Total other assets, net				$167,049
	Amortizable intangibles by segment
	Birds Eye Frozen			$72,879
	Duncan Hines Grocery			51,425
	Specialty Foods			10,723
				$135,027

	December 25, 2011
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(25,084)	$27,726
Customer relationships - Distributors	36	125,746	(22,947)	102,799
Customer relationships - Food Service	7	36,143	(28,472)	7,671
Customer relationships - Private Label	7	9,214	(7,989)	1,225
License	7	4,875	(1,500)	3,375
Total amortizable intangibles		$228,788	$(85,992)	$142,796
Deferred financing costs		77,112	(46,228)	30,884
Financial instruments (see note 10)		1,335	—	1,335
Other (1)		3,834	—	3,834
Total other assets, net				$178,849
	Amortizable intangibles by segment
	Birds Eye Frozen			$76,054
	Duncan Hines Grocery			53,948
	Specialty Foods			12,794
				$142,796

(1) As of June 24, 2012 and December 25, 2011, Other consists of security deposits.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Amortization of intangible assets was $3,886 and $7,768 for the three and six months ended June 24, 2012, respectively. Amortization of intangible assets was $4,043 and $8,082 for the three and six months ended June 26, 2011, respectively. Estimated amortization expense for each of the next five years and thereafter is as follows: remainder of 2012 -$8,100 ; 2013 - $15,500; 2014 - $12,200; 2015 - $10,900; 2016 - $10,300 and thereafter - $78,100.

Deferred Financing Costs
All deferred financing costs, which relate to the Senior Secured Credit Facility and Senior Notes are amortized into interest expense over the life of the related debt facility using the effective interest method. On April 17, 2012, as part the 2012 Refinancing, the Company expensed financing costs of $7,526 and wrote off deferred financing costs of $5,450. In addition, amortization of deferred financing costs was $2,276 and $4,835 during the three and six months ended June 24, 2012, respectively. Amortization of deferred financing costs was $2,605 and $5,192 during the three and six months ended June 26, 2011, respectively. For more information on the 2012 Refinancing, see Note 8 to the Consolidated Financial Statements for Debt and Interest Expense.
The following summarizes deferred financing cost activity:

	Gross Carrying Amount	Accumulated Amortization	Net
Balance, December 25, 2011	$77,112	$(46,228)	$30,884
2012 - Additions	7,120	—	7,120
- Amortization	—	(4,835)	(4,835)
- Write Off	(24,543)	19,093	(5,450)
Balance, June 24, 2012	$59,689	$(31,970)	$27,719

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

7. Restructuring Charges

Millsboro, DE Plant
On May 25, 2012, the Company announced plans to further improve the efficiency of its supply chain by consolidating its Vlasic pickle production into one plant in Imlay City, MI. The Company's other pickle production plant, located in Millsboro, DE, is expected to end production around year-end 2012. The Company recorded employee termination costs of 1,322 in the three and six months ended June 24, 2012. The Company recorded asset retirement obligation charges of $750 in the three and six months ended June 24, 2012. In addition, the Company recorded accelerated depreciation charges of $1,736 in the three and six months ended June 24, 2012. The Company anticipates recording additional accelerated depreciation charges of $11.6 million throughout the remainder of fiscal 2012. All restructuring charges related to the closure of the Millsboro, DE plant are recorded in the Duncan Hines Grocery segment and in the Cost of products sold line in the Consolidated Statements of Operations.

Green Bay, WI Research Facility

On May 15, 2012, the Company announced plans to relocate the Birds Eye Research and Development team to its new facility at its Parsippany, NJ headquarters. The Company believes that bringing its Birds Eye R&D team to Parsippany will allow for seamless collaboration between marketing, sales, procurement and R&D that will drive superior brand innovation, marketing and productivity. The Green Bay, WI research facility will close during December 2012. The Company recorded employee termination costs of $727 in the three and six months ended June 24, 2012. In addition, the Company recorded accelerated depreciation charges of $187 in the three and six months ended June 24, 2012. The Company anticipates recording additional accelerated depreciation charges of $0.8 million throughout the remainder of fiscal 2012. All restructuring charges related to the closure of the Green Bay, WI research facility are recorded in the Birds Eye Frozen segment and in the Research and development line in the Consolidated Statements of Operations.

Fulton, NY Plant
On April 15, 2011, the Company announced plans to consolidate the Birds Eye Frozen segment's Fulton, NY plant operations into the Darien, WI and Waseca, MN facilities in order to locate vegetable processing closer to the crop-growing region and thus reduce the related freight costs. In connection with this project, the Company made significant capital investments in its Darien, WI and Waseca, MN plants. The Company recorded accelerated depreciation costs of $479 and $2,324 in the three and six months ended June 24, 2012, respectively. The Company recorded employee termination costs of $1,850 in the three and six months ended June 26, 2011. In addition, the Company recorded accelerated depreciation costs of $2,635 in the three and six months ended June 26, 2011. All restructuring charges related to the closure of the Fulton, NY plant are recorded in the Birds Eye Frozen segment and in the Cost of products sold line in the Consolidated Statements of Operations. The Company expects severance payments to be completed by the third quarter of 2012.

Tacoma, WA Plant
On December 3, 2010, in an effort to improve its supply chain operations, the Company announced the closure of the Tacoma, WA plant and the consolidation of production into its Fort Madison, IA plant. The Company recorded accelerated depreciation costs of $0 and $307 in the three and six months ended June 24, 2012, respectively. The Company recorded accelerated depreciation costs of $1,992 and $4,782 in the three and six months ended and June 26, 2011, respectively. In addition, the Company recorded asset impairment charges of $1,286 in the three and six months ended June 26, 2011, upon ceasing use of the facility at the end of the second quarter of 2011. All restructuring charges related to the closure of the Tacoma, WA plant are recorded in the Duncan Hines Grocery segment and in the Cost of products sold line in the Consolidated Statements of Operations.

The following table summarizes total restructuring charges accrued as of June 24, 2012.

Description	Balance, December 25, 2011	Expense	Other increases		Payments	Balance, June 24, 2012
Facility shutdowns	$1,201	$—	$770	(1)	$—	$1,971
Employee severance	2,875	2,049	—		(2,199)	2,725
Total	$4,076	$2,049	$770		$(2,199)	$4,696

(1) Consists of asset retirement obligations at the Millsboro, DE and Tacoma, WA plants.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

8. Debt and Interest Expense

	June 24, 2012	December 25, 2011
Short-term borrowings
- Notes payable	$716	$1,708
Total short-term borrowings	$716	$1,708
Long-term debt
- Senior Secured Credit Facility - Tranche B Non Extended Term Loans due 2014	$549,525	$1,196,875
- Senior Secured Credit Facility - Tranche B Extended Term Loans due 2016	641,100	—
- Senior Secured Credit Facility - Tranche D Term Loans due 2014	—	313,194
- Senior Secured Credit Facility - Tranche E Term Loans due 2018	400,000	—
- 9.25% Senior Notes due 2015	615,000	625,000
- 8.25% Senior Notes due 2017	400,000	400,000
- 10.625% Senior Subordinated Notes due 2017	—	199,000
- Unamortized discount on long term debt	(4,398)	(2,712)
- Capital lease obligations	22,687	22,954
	2,623,914	2,754,311
Less: current portion of long-term obligations	26,037	15,661
Total long-term debt	$2,597,877	$2,738,650

Interest expense	Three months ended		Six months ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Interest expense, third party	$38,819	$41,386	$80,050	$83,072
Related party interest expense	755	1,435	2,086	2,794
Amortization of debt acquisition costs (Note 6)	2,276	2,605	4,835	5,192
Write-off of debt acquisition costs (Note 6)	5,450	—	5,450	—
Write-off of loan discount	1,864	—	1,864	—
Financing costs (Note 6)	7,526	—	7,526	—
Amortization of deferred mark-to-market adjustment on terminated swaps (Note 10)	32	507	444	1,212
Interest rate swap losses (Note 10)	3,805	6,123	7,884	11,113
Total interest expense	$60,527	$52,056	$110,139	$103,383

Senior Secured Credit Facility

On April 17, 2012 the Company entered into an amendment and restatement of the Senior Secured Credit Facility (as amended and restated, the “Senior Secured Credit Facility”). The Senior Secured Credit Facility provides for (i) an extension of the maturity date of a portion of the existing term loan B facility (the “Tranche B Extended Term Loans”) in the initial amount of $641.1 million, while a portion of the existing term loan B facility (the "Tranche B Non Extended Term Loans") in the initial amount of $550.0 million retained their original terms, (ii) the issuance of a new term loan E facility (the “Tranche E Term Loans”) in the initial amount of $400.0 million, and (iii) the replacement of the existing revolving credit facility with a new $150.0 million revolving credit facility (the “Revolving Credit Facility”). The Senior Secured Credit Facility, as well as the indentures covering our various notes referenced below, subject the company to various financial and non-financial covenants. The Company used proceeds from the Tranche E Term Loans to pay off all of its outstanding balance of $313.2 million aggregate principal amount of Tranche D Term Loans.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

On April 19, 2012, the Company redeemed all $199.0 million aggregate principal amount of its outstanding 10.625% Senior Subordinated Notes using proceeds from the Tranche E Term Loans along with available cash. This is explained in greater detail under the section titled, "Senior Notes and Senior Subordinated Notes."

In connection with the refinancing, the Company incurred deferred financing fees which are explained in detail in Note 6 to the Consolidated Financial Statements, "Goodwill, Tradenames and Other Assets". Also, the Company incurred $4.0 million of original issue discount on our new Tranche E Term Loans.

The stated maturity dates are: April 2, 2014 for the Tranche B Non Extended Term Loans, October 2, 2016 for the Tranche B Extended Term Loans, October 17, 2018 for the Tranche E Term Loans, and April 17, 2017 for the Revolving Credit Facility.

However, the maturity dates would be accelerated as follows:

•	if more than $150.0 million of the Tranche B Non Extended Term Loans are outstanding on January 1, 2014, the Revolving Credit Facility would expire January 1, 2014;

•
if more than $150.0 million of the 9.25% Senior Notes are outstanding on December 31, 2014, then the maturity dates of the Tranche B Extended Term Loans, the Tranche E Term Loans and the Revolving Credit Facility would be December 31, 2014;

•	if more than $150.0 million of the Tranche B Extended Term Loans are outstanding on July 3, 2016, the Revolving Credit Facility would expire July 3, 2016; or

•	if more than $150.0 million of the 8.25% Senior Notes are outstanding on June 2, 2017, then the maturity dates of the Tranche E Term Loans would be June 2, 2017.

There were no borrowings outstanding under the Revolving Credit Facility as of June 24, 2012 and December 25, 2011. There were no borrowings under the revolver during 2011 or 2012.
The total combined amount of the Senior Secured Credit Facility Loans that were owed to affiliates of Blackstone as of June 24, 2012 and December 25, 2011, was $67,532 and $121,992, respectively.

The Company’s borrowings under the Senior Secured Credit Facility, bear interest at a floating rate and are maintained as base rate loans or as Eurocurrency rate loans. Base rate loans bear interest at the base rate plus the applicable base rate margin, as defined in the Senior Secured Credit Facility. The base rate is defined as the higher of (i) the prime rate and (ii) the Federal Reserve reported overnight funds rate plus 1/2 of 1%. Eurocurrency rate loans bear interest at the adjusted Eurocurrency rate, as described in the Senior Secured Credit Facility, plus the applicable Eurocurrency rate margin. Solely with respect to Tranche E Term Loans, the Eurocurrency rate shall be no less than 1.25% per annum and the base rate shall be no less than 2.25%  per annum.
The applicable margins with respect to the Company’s Senior Secured Credit Facility vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on the Company’s leverage ratio as defined in the credit agreement. The applicable margins with respect to the Senior Secured Credit Facility as of June 24, 2012 were:
Applicable Margin (per annum)

Revolving Credit Facility and Letters of Credit			Tranche B Non Extended Term Loans		Tranche B Extended Term Loans
Eurocurrency Rate	Base Rate	Commitment Fees Rate	Eurocurrency Rate	Base Rate	Eurocurrency Rate	Base Rate
3.50%	2.50%	0.50%	2.50%	1.50%	3.50%	2.50%

			Tranche E Term Loans
			Eurocurrency Rate	Base Rate
			3.50%	2.50%

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
A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility. As of June 24, 2012 and December 25, 2011, the interest rate on the revolving credit facility was 3.75% and 2.79%, respectively, however, no borrowings were made during 2011 or 2012. For the three and six months ended June 24, 2012, the weighted average interest rate on the term loan components of the Senior Credit Facility was 3.64% and 3.57%, respectively. For the three and six months ended June 26, 2011, the weighted average interest rate on the term loan components of the Senior Credit Facility was 3.49% and 3.51%, respectively. As of June 24, 2012 and December 25, 2011 the Eurocurrency interest rate on the term loan facilities was 3.67% and 3.46%, respectively.
The Company pays a fee for all outstanding letters of credit drawn against the Revolving Credit Facility at an annual rate equivalent to the Applicable Margin then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility cannot exceed $50,000. As of June 24, 2012 and December 25, 2011, the Company had utilized $32,894 and $33,568, respectively of the Revolving Credit Facility for letters of credit. As of June 24, 2012 and December 25, 2011, there were no borrowings under the Revolving Credit Facility. As of June 24, 2012 and December 25, 2011, respectively, there was $117,106 and $116,432 of borrowing capacity under the Revolving Credit Facility, of which $17,106 and $16,432 was available to be used for letters of credit.
Under the terms of the Senior Secured Credit Facility, the Company is required to use 50% of its “Excess Cash Flow” to prepay the Senior Secured Credit Facility loans. Excess Cash Flow is defined as consolidated net income (as defined), as adjusted for certain items, including (1) all non cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principal payments of indebtedness and (5) certain other items defined in the Senior Secured Credit Facility. In December 2011, the Company made voluntary prepayments on its Senior Secured Credit Facility of $55.0 million. As a result of this prepayment, no payment was due under the Excess Cash Flow requirements of Senior Secured Credit Facility for the 2011 reporting year.

The Senior Secured Credit Facility loans mature in quarterly 0.25% installments. The aggregate maturities of the Tranche B Non Extended Term Loans outstanding as of June 24, 2012 are $6.2 million in the remainder of 2012, $12.5 million in 2013 and $530.8 million in 2014. The aggregate maturities of the Tranche B Extended Term Loans outstanding as of June 24, 2012 are $3.2 million in the remainder of 2012, $6.4 million in 2013, $6.4 million in 2014, $6.4 million in 2015 and $618.7 million in 2016. The aggregate maturities of the Tranche E Term Loans outstanding as of June 24, 2012 are $2.0 million in the remainder of 2012, $4.0 million in 2013, $4.0 million in 2014, $4.0 million in 2015, $4.0 million in 2016 and $382.0 million thereafter.

Pursuant to the terms of the Senior Secured Credit Facility, the Company must maintain a net first lien senior secured leverage ratio ("Net First Lien Leverage Ratio") of 5.25 to 1.00. Consolidated total senior secured debt is defined under the Senior Secured Credit Facility as aggregate consolidated secured indebtedness of the Company less the aggregate amount of all unrestricted cash and cash equivalents. In addition, under the Senior Secured Credit Facility and the indenture governing the Senior Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Net First Lien Leverage Ratio, in the case of the Senior Secured Credit Facility, or to the ratio of EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. The Senior Secured Credit Facility also permits restricted payments up to an aggregate amount of (together with certain other amounts) the greater of $50 million and 2% of our consolidated total assets, so long as no default has occurred and is continuing and our pro forma leverage ratio would be no greater than 4.25 to 1.00. As of June 24, 2012 the Company is in compliance with all covenants and other obligations under the Senior Secured Credit Facility and the Senior Notes.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Senior Notes and Senior Subordinated Notes
On April 2, 2007, the Company issued in the initial aggregate principal amounts of $325.0 million of 9.25% Senior Notes (the “Senior Notes”) due 2015, and $250.0 million of 10.625% Senior Subordinated Notes (the “Senior Subordinated Notes”) due 2017. On December 23, 2009, as part of the Birds Eye Foods Acquisition, the Company issued an additional $300 million of 9.25% Senior Notes due in 2015 (the “Additional Senior Notes”). The Senior Notes and the Additional Senior Notes are collectively referred to herein as the 9.25% Senior Notes. On August 17, 2010, the Company issued $400.0 million of 8.25% Senior Notes due 2017 (the “8.25% Senior Notes”).
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

On April 19, 2012, the Company redeemed all $199.0 million aggregate principal amount of its outstanding 10.625% Senior Subordinated Notes at a redemption price equal to 105.313% of the aggregate principal amount plus accrued and unpaid interest to the redemption date. The total redemption price was approximately $210.6 million, including accrued interest of $1.0 million. The make whole premium of $10.6 million was recorded in Other expense (income) during the second quarter. The redemption was effected in accordance with the indenture governing the Senior Subordinated Notes pursuant to a notice dated March 20, 2012.

The Company funded the redemption price for the Senior Subordinated Notes with the net proceeds of $82.8 million from the Tranche E Term Loans along with $127.8 million of available cash.
The Company may redeem some or all of the 8.25% Senior Notes at any time prior to September 1, 2013 at a price equal to 100% of the principal amount of notes redeemed plus the Applicable Premium as of, and accrued and unpaid interest to, the redemption date, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date. The “Applicable Premium” is defined as the greater of (1) 1.0% of the principal amount of such note and (2) the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of such 8.25% Senior Note at September 1, 2013, plus (ii) all required interest payments due on such 8.25% Senior Note through September 1, 2013 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the treasury rate plus 50 basis points over (b) the principal amount of such note.

The Company currently may redeem the 9.25% Senior Notes, and in the future may redeem the 8.25% Senior Notes or the Senior Subordinated Notes, at the redemption prices listed below, if redeemed during the twelve-month period beginning on April 1st (for the 9.25% Senior Notes) or September 1st (for the 8.25% Senior Notes) of each of the years indicated below:

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

As market conditions warrant, the Company and its subsidiaries, affiliates or significant equity holders (including Blackstone and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.
The estimated fair value of the Company’s long-term debt, including the current portion, as of June 24, 2012, is as follows:

	June 24, 2012
Issue	Face Value	Fair Value
Senior Secured Credit Facility - Tranche B Non Extended Term Loans	$549,525	$545,404
Senior Secured Credit Facility - Tranche B Extended Term Loans	641,100	631,484
Senior Secured Credit Facility - Tranche E Term Loans	400,000	396,000
9.25% Senior Notes	615,000	625,763
8.25% Senior Notes	400,000	420,000
	$2,605,625	$2,618,651

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 25, 2011, is as follows:

	December 25, 2011
Issue	Face Value	Fair Value
Senior Secured Credit Facility - Tranche B Term Loans	$1,196,875	$1,169,945
Senior Secured Credit Facility - Tranche D Term Loans	313,194	313,977
9.25% Senior Notes	625,000	642,188
8.25% Senior Notes	400,000	416,000
10.625% Senior Subordinated Notes	199,000	209,448
	$2,734,069	$2,751,558

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
The following represents the components of net periodic benefit cost:

Pension Benefits	Pinnacle Foods Pension Plan
	Three months ended		Six months ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Service cost	$277	$288	$555	$511
Interest cost	1,028	1,374	2,056	2,440
Expected return on assets	(1,089)	(1,368)	(2,178)	(2,429)
Amortization of:
prior service cost	10	13	21	24
actuarial loss	447	233	894	414
Net periodic cost	$673	$540	$1,348	$960

Cash Flows
Contributions. In fiscal 2012, the Company expects to make contributions of $4.7 million to the Pinnacle Foods Pension Plan, of which $1.1 million and $2.0 million was made in the three and six months ended June 24, 2012. The Company made contributions to the pension plan totaling $6.8 million in fiscal 2011, of which $4.1 million and $5.0 million was made in the three and six months ending June 26, 2011.
Birds Eye Foods Pension Plan
The Company’s Birds Eye Foods Pension Plan (the “Birds Eye Foods Pension Plan”) consists of hourly and salaried employees and has primarily non-contributory defined-benefit schedules. Benefits for the salaried employees have been frozen since the plan was acquired.
The Company acquired an Excess Benefit Retirement Plan from Birds Eye Foods ("EBRP"), which serves to provide employees with the same retirement benefit they would have received from Birds Eye’s retirement plan under the career average base pay formula. Benefits for this plan are frozen. Also, the Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) which provides additional retirement benefits to two prior executives of Birds Eye Foods who retired prior to November 4, 1994. Expenses and liabilities for the EBRP and the SERP plan are grouped with those of the Birds Eye Pension Plan in all disclosures listed herein.

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
The following represents the components of net periodic benefit cost:

Pension Benefits	Birds Eye Foods Pension Plan
	Three months ended		Six months ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Service cost	$52	$161	$105	$395
Interest cost	1,928	1,484	3,856	3,520
Expected return on assets	(2,086)	(1,325)	(4,172)	(3,235)
Amortization of:
actuarial loss	87	—	174	—
Net periodic cost	$(19)	$320	$(37)	$680

Cash Flows
Contributions. In fiscal 2012, the Company expects to make contributions of $8.8 million to the Birds Eye Foods Pension Plan, of which $1.9 million and $3.7 million was made in the three and six months ended June 24, 2012. The Company made contributions to the pension plan totaling $9.1 million in fiscal 2011, of which $2.0 million and $2.9 million was made in three and six months ending June 26, 2011.
Multi-employer Plans

Pinnacle contributes to the United Food and Commercial Workers International Union Industry Pension Fund (EIN 51-6055922) (the "UFCW Plan") under the terms of the collective-bargaining agreement with our Fort Madison employees. The collective bargaining agreement expires during September 2012. For the three and six months ended June 24, 2012 contributions to the UFCW Plan were $187 and $371, respectively. For the three and six months ended June 26, 2011, contributions to the UFCW Plan were $152 and $304, respectively. Our contributions to this plan are paid monthly based upon the number of employees. They represent less than 5% of the total contributions received by this plan during the most recent plan year.

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

The UFCW Plan received a Pension Protection Act “green” zone status for the plan year beginning July 1, 2011. The zone status is based on information the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the green zone are at least 80 percent funded. The UFCW Plan did not utilize any extended amortization provisions that effect its placement in the "green" zone. The UFCW Plan has never been required to implement a funding improvement plan nor is one pending at this time.

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three and six months ended June 24, 2012 and June 26, 2011 such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of June 24, 2012, the Company had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	6	$634,048	0.58% - 3.33%	USD-LIBOR-BBA	Feb 2009 - Aug 2011	Jul 2012 - Apr 2014

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive loss (“AOCL”) in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCL related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2,744 will be reclassified as an increase to Interest expense.

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
As of June 24, 2012, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate in ("CAD")	Notional Purchased in Aggregate in ("USD")	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	6	$25,500	$25,374	1.003-1.007	Feb 2011	Jul 2012 - Dec 2012

The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges of foreign exchange risk is recorded in AOCL in the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portions of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, are recognized directly in Cost of products sold in the Consolidated Statements of Operations.
Non-designated Hedges of Commodity Risk
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the authoritative guidance for hedge accounting. From time to time, the Company enters into commodity forward contracts to fix the price of natural gas, diesel fuel, corn, wheat and soybean oil purchases and other commodities at a future delivery date. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in Cost of products sold in the Consolidated Statements of Operations.

As of June 24, 2012, the Company had the following derivative instruments that were not designated in qualifying hedging relationships:

Commodity Contracts	Number of Instruments	Notional Amount	Price/Index	Trade Dates	Maturity Dates
Diesel Fuel Contracts	4	8,712,000 Gallons	$3.64 - $4.09 per Gallon	Sep 2011 -Jun 2012	Dec 2012 - Jun 2013
Natural Gas Contracts	1	215,000 MMBTU’s	$3.00 per MMBTU	Feb 2012	Oct 2012

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Balance Sheets as of June 24, 2012 and December 25, 2011.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value as of June 24, 2012	Balance Sheet Location	Fair Value as of June 24, 2012
Derivatives designated as hedging instruments
Interest Rate Contracts		$—	Accrued liabilities	$298
			Other long-term liabilities	3,522
Foreign Exchange Contracts	Other current assets	$532
Total derivatives designated as hedging instruments		$532		$3,820
Derivatives not designated as hedging instruments
Commodity Contracts		—	Accrued liabilities	2,447
Total derivatives not designated as hedging instruments		$—		$2,447

	Balance Sheet Location	Fair Value as of December 25, 2011	Balance Sheet Location	Fair Value as of December 25, 2011
Derivatives designated as hedging instruments
Interest Rate Contracts	Other assets, net	$1,335	Accrued liabilities	$7,836
Foreign Exchange Contracts	Other current assets	931		—
Total derivatives designated as hedging instruments		$2,266		$7,836
Derivatives not designated as hedging instruments
Commodity Contracts	Other current assets	$142	Accrued liabilities	$1,615
Total derivatives not designated as hedging instruments		$142		$1,615

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

The table below presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and Accumulated other comprehensive loss ("AOCL") for the three and six months ended June 24, 2012 and June 26, 2011.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCL on Derivative (Effective Portion)	Effective portion reclassified from AOCL to:	Reclassified from AOCL into Earnings (Effective Portion)	Ineffective portion recognized in Earnings in:	Recognized in Earnings on Derivative (Ineffective Portion)

Interest Rate Contracts	$(1,994)	Interest expense	$(3,837)	Interest expense	$—
Foreign Exchange Contracts	756	Cost of products sold	170	Cost of products sold	(12)
Three months ended June 24, 2012	$(1,238)		$(3,667)		$(12)

Interest Rate Contracts	$(5,377)	Interest expense	$(8,327)	Interest expense	$(1)
Foreign Exchange Contracts	(170)	Cost of products sold	203	Cost of products sold	(26)
Six months ended June 24, 2012	$(5,547)		$(8,124)		$(27)

Interest Rate Contracts	$(1,482)	Interest expense	$(6,584)	Interest expense	$(46)
Foreign Exchange Contracts	221	Cost of products sold	(799)	Cost of products sold	41
Three months ended June 26, 2011	$(1,261)		$(7,383)		$(5)

Interest Rate Contracts	$(3,940)	Interest expense	$(12,317)	Interest expense	$(8)
Foreign Exchange Contracts	(1,747)	Cost of products sold	(1,305)	Cost of products sold	127
Six months ended June 26, 2011	$(5,687)		$(13,622)		$119

Derivatives Not Designated as Hedging Instruments		Recognized in Earnings in:	Recognized in Earnings on Derivative
Commodity Contracts		Cost of products sold	$(3,110)
Three months ended June 24, 2012			$(3,110)

Commodity Contracts		Cost of products sold	$(2,367)
Six months ended June 24, 2012			$(2,367)

Commodity Contracts		Cost of products sold	$(2,143)
Three months ended June 26, 2011			$(2,143)

Commodity Contracts		Cost of products sold	$(526)
Six months ended June 26, 2011			$(526)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Credit risk-related Contingent Features
The Company has agreements with certain counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of June 24, 2012, the Company has not posted any collateral related to these agreements. If the Company had breached this provision at June 24, 2012, it could have been required to settle its obligations under the agreements at their termination value, which differs from the recorded fair value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk-related contingent features as of June 24, 2012 and December 25, 2011.
June 24, 2012

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(2,801)	$11	$(760)	$(2,030)
	Foreign Exchange Contracts	545	(12)	—	533
	Commodity Contracts	(2,447)	—	—	(2,447)
Credit Suisse	Interest Rate Contracts	(2,386)	46	(551)	(1,789)
Total		$(7,089)	$45	$(1,311)	$(5,733)

December 25, 2011

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(7,766)	$65	$(1,600)	$(6,101)
	Foreign Exchange Contracts	754	1	—	755
	Commodity Contracts	(1,473)	—	—	(1,473)
Credit Suisse	Interest Rate Contracts	(784)	38	(346)	(400)
	Foreign Exchange Contracts	176	—	—	176
Total		$(9,093)	$104	$(1,946)	$(7,043)

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
Aunt Jemima Breakfast Recall

On January 27, 2012, the Company issued a voluntary recall for certain Aunt Jemima frozen pancakes due to potential cross contamination with soy protein which may cause an allergic reaction in people who have a soy allergy. The cost impact of this recall was $4.4 million, of which $1.1 million was recorded as an inventory write down in Cost of products sold in the Consolidated Statements of Operations in 2011. For the three and six months ended June 24, 2012 costs pertaining to the recall, net of insurance recoveries, were zero and $3.3 million, respectively.

Charges for the recall are reported in the Birds Eye Frozen segment. The impact on Net sales and expenses for the Aunt Jemima recall appear in the Consolidated Statements of Operations as follows:

(in millions)	Three months ended	Six months ended
	June 24, 2012	June 24, 2012
Net sales	$(0.2)	$(2.5)
Cost of products sold	(0.2)	0.1
Marketing and selling expenses	—	0.6
Research and development expenses	—	0.1
Net expense	$—	$(3.3)

As of June 24, 2012, the reserves related to the recall remaining on our Consolidated Balance Sheets are $0.1 million in Accrued liabilities and $0.3 million in Accounts receivable reserves. To date this recall has not had a lasting impact on the Aunt Jemima breakfast brand.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

12. Related Party Transactions

At the closing of our acquisition by Blackstone, the Company entered into an advisory agreement with an affiliate of Blackstone pursuant to which such entity or its affiliates provide certain strategic and structuring advice and assistance to us. In addition, under this agreement, affiliates of Blackstone provide certain monitoring, advisory and consulting services to the Company for an aggregate annual management fee equal to the greater of $2,500 or 1.0% of Covenant Compliance EBITDA (as defined in the credit agreement governing the Company’s Senior Secured Credit Facility). Affiliates of Blackstone also receive reimbursement for out-of-pocket expenses. Expenses relating to the management fee were $1,034 and $2,222 in the three and six months ended June 24, 2012, respectively. Expenses relating to the management fee were $1,150 and $2,338 in the three and six months ended June 26, 2011, respectively. Management fee expenses were recorded in administrative expenses in the Consolidated Statements of Operations. The Company reimbursed Blackstone for out-of-pocket expenses totaling $0 and $123 in the three and six months ended June 24, 2012. There were no out-of-pocket expenses reimbursed to Blackstone in the three and six months ended June 26, 2011. As of June 24, 2012 prepaid expenses for related party management fees were $2,325 and were recorded in the Other current assets line in the Consolidated Balance Sheets.
Supplier Costs
Graham Packaging, which was formerly controlled by affiliates of Blackstone, supplies packaging for some of the Company’s products. Purchases from Graham Packaging were $3,146 and $4,944 in the three and six months ended June 26, 2011. On September 8, 2011, Graham Packaging announced the completion of its acquisition by Reynolds Group Holdings Limited, and thus ceased to be a related party.
Customer Purchases
Performance Food Group Company, which is controlled by affiliates of Blackstone, is a food service supplier that purchases products from the Company. Sales to Performance Food Group Company were $1,113 and $2,359 in the three and six months ended June 24, 2012, respectively. Sales to Performance Food Group Company were $1,200 and $2,400 in the three and six months ended June 26, 2011, respectively. As of June 24, 2012 and December 25, 2011 amounts due from Performance Food Group Company were $2 and $113, respectively and were recorded on the Accounts receivable, net of allowances line in the Consolidated Balance Sheets.
Interest Expense
For the three and six months ended June 24, 2012, fees and interest expense recognized in the Consolidated Statements of Operations for debt to affiliates of Blackstone Advisors L.P. totaled $755 and $2,086, respectively. For the three and six months ended June 26, 2011, fees and interest expense recognized in the Consolidated Statements of Operations for debt to affiliates of Blackstone Advisors L.P. totaled $1,435 and $2,794, respectively.

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
The Birds Eye Frozen Division manages our Leadership brands in the United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), and frozen seafood (Van de Kamp's and Mrs. Paul's) categories, as well as our Foundation brands in the frozen and refrigerated bagels (Lender's), frozen pizza for one (Celeste), full-calorie single-serve frozen dinners and entrées (Hungry-Man), and frozen breakfast (Aunt Jemima) categories.
The Duncan Hines Grocery division manages our Leadership brands in the baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), and table syrups (Mrs. Butterworth's and Log Cabin) categories, and our Foundation brands in the canned meat (Armour, Nalley, Brooks), pie and pastry fillings (Comstock, Wilderness), barbecue sauces (Open Pit) and salad dressing (Bernstein's) categories as well as all Canadian operations. We refer to the sum of the Birds Eye Frozen segment and the Duncan Hines Grocery segment as the North American retail businesses.
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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

	Three months ended		Six months ended
SEGMENT INFORMATION	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Net sales
Birds Eye Frozen	$241,113	$254,145	$531,653	$548,391
Duncan Hines Grocery	249,587	251,187	471,588	465,334
Specialty Foods	97,895	96,692	202,279	194,610
Total	$588,595	$602,024	$1,205,520	$1,208,335
Earnings before interest and taxes
Birds Eye Frozen	$29,923	$34,166	$67,146	$79,609
Duncan Hines Grocery	24,495	32,517	50,794	68,909
Specialty Foods	5,265	6,409	12,143	14,758
Unallocated corporate expenses	(17,694)	(14,147)	(22,924)	(19,568)
Total	$41,989	$58,945	$107,159	$143,708
Depreciation and amortization
Birds Eye Frozen	$9,156	$10,303	$19,323	$18,286
Duncan Hines Grocery	8,234	8,054	14,558	16,484
Specialty Foods	4,177	4,135	8,175	8,132
Total	$21,567	$22,492	$42,056	$42,902
Capital expenditures*
Birds Eye Frozen	$13,615	$23,985	$21,389	$33,686
Duncan Hines Grocery	6,268	7,912	10,163	12,340
Specialty Foods	2,859	4,344	4,695	6,085
Total	$22,742	$36,241	$36,247	$52,111
GEOGRAPHIC INFORMATION
Net sales
United States	$582,896	$594,536	$1,195,175	$1,195,100
Canada	20,917	22,948	39,380	41,803
Intercompany	(15,218)	(15,460)	(29,035)	(28,568)
Total	$588,595	$602,024	$1,205,520	$1,208,335

 *Includes new capital leases.

SEGMENT INFORMATION	June 24, 2012	December 25, 2011
Total assets
Birds Eye Frozen	$1,940,682	$2,028,104
Duncan Hines Grocery	1,922,581	1,978,813
Specialty Foods	347,205	372,786
Corporate	73,744	71,918
Total	$4,284,212	$4,451,621
GEOGRAPHIC INFORMATION
Long-lived assets
United States	$503,387	$501,245
Canada	31	38
Total	$503,418	$501,283

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

14. Taxes on Earnings

The provision (benefit) for income taxes and related effective tax rates for the three and six months ended June 24, 2012 and June 26, 2011 were as follows:

	Three months ended		Six months ended
Provision for Income Taxes	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Current	$(736)	$728	$158	$1,040
Deferred	(7,199)	(1,357)	(2,016)	11,594
Total	$(7,935)	$(629)	$(1,858)	$12,634

Effective tax rate	42.9%	(9.0)%	64.5%	31.2%

Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
During the three and six months ended June 24, 2012, the Company announced plans to consolidate its Millsboro, DE plant operations into its Imlay City, MI operating plant. Additionally, it announced plans to move its Frozen Research & Development (“R&D”) operations from Green Bay, WI to Parsippany, NJ. The announced restructuring plans are projected to decrease our future state effective tax rate, resulting in a net benefit of $2,075 to the tax provision and a corresponding decrease of $2,075 to our net deferred tax liabilities. During the three and six months ended June 26, 2011, various jurisdictions enacted legislative changes, which resulted in a net benefit of $3,360 and $2,777, respectively, to the tax provision and a corresponding decrease to our net deferred tax liabilities.
The Company regularly evaluates its deferred tax assets for future realization.  A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.  Changes in valuation allowances from period to period are included in the Company's tax provision in the period of change.
As of June 24, 2012 and June 26, 2011, the Company maintained a valuation allowance for certain state net operating loss (“NOL”) carryovers, state tax credit carryovers and foreign loss carryovers. For the three and six months ended June 24, 2012, a charge of $1,943 was recognized to the income tax provision, principally related to the realizability of state NOL carryovers and state credits, due to the aforementioned operational changes. For the three and six months ended June 26, 2011, a charge of $566 and $443, respectively, was recognized to the income tax provision, principally related to certain state credit carryovers and changes due to aforementioned tax laws.
The Company's liability for unrecognized tax benefits (“UTB”) as of June 24, 2012 was $9,391. The amount, that if recognized, would impact the effective tax rate as of June 24, 2012 was $1,908. From time to time, various taxing authorities may audit the Company's tax returns. It is reasonably possible that a decrease in the UTB of up to $2,303 may occur within the next twelve months due to the lapse of certain statute of limitations or resolution of uncertainties.

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

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” (“ASU 2012-02”). In accordance with the amendments in ASU 2012-02, an entity has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If the entity determines that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value, the entity will be required to perform the quantitative test. The amendments in ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. However, early adoption is permitted. The Company is currently evaluating whether it will elect to early adopt in the current fiscal year.

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
The following condensed consolidating financial information presents:

(1)	(a) Condensed consolidating balance sheets as of June 24, 2012 and December 25, 2011.
(b) The related condensed consolidating statements of operations and comprehensive earnings for the Company, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Three and six months ended June 24, 2012; and
ii. Three and six months ended June 26, 2011.
(c) The related condensed consolidating statements of cash flows for the Company, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Six months ended June 24, 2012; and
ii. Six months ended June 26, 2011.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Condensed Consolidating Balance Sheet June 24, 2012

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$20,716	$2,003	$—	$22,719
Accounts receivable, net	—	141,966	11,709	—	153,675
Intercompany accounts receivable	—	96,658	—	(96,658)	—
Inventories, net	—	304,458	5,219	—	309,677
Other current assets	2,857	5,284	868	—	9,009
Deferred tax assets	—	74,605	91	(2,038)	72,658
Total current assets	2,857	643,687	19,890	(98,696)	567,738
Plant assets, net	—	503,387	31	—	503,418
Investment in subsidiaries	1,771,229	8,938	—	(1,780,167)	—
Intercompany note receivable	1,553,572	7,270	9,800	(1,570,642)	—
Tradenames	—	1,604,512	—	—	1,604,512
Other assets, net	27,151	139,724	174	—	167,049
Deferred tax assets	223,131	—	—	(223,131)	—
Goodwill	—	1,441,495	—	—	1,441,495
Total assets	$3,577,940	$4,349,013	$29,895	$(3,672,636)	$4,284,212
Current liabilities:
Short-term borrowings	$—	$716	$—	$—	$716
Current portion of long-term obligations	22,911	3,126	—	—	26,037
Accounts payable	—	125,759	1,478	—	127,237
Intercompany accounts payable	93,562	—	3,096	(96,658)	—
Accrued trade marketing expense	—	23,388	5,594	—	28,982
Accrued liabilities	33,786	89,833	359	(2,038)	121,940
Total current liabilities	150,259	242,822	10,527	(98,696)	304,912
Long-term debt	2,578,316	19,561	—	—	2,597,877
Intercompany note payable	—	1,563,148	7,494	(1,570,642)	—
Pension and other postretirement benefits	—	88,844	—	—	88,844
Other long-term liabilities	3,522	21,821	2,730	—	28,073
Deferred tax liabilities	—	641,588	206	(223,131)	418,663
Total liabilities	2,732,097	2,577,784	20,957	(1,892,469)	3,438,369
Commitments and contingencies (Note 11)
Member’s equity:
Limited liability company interests and other equity	$—	$—	$—	$—	—
Additional paid-in-capital	697,323	1,284,155	2,324	(1,286,479)	697,323
Retained earnings	199,415	528,387	6,652	(535,039)	199,415
Accumulated other comprehensive (loss) earnings	(50,895)	(41,313)	(38)	41,351	(50,895)
Total member’s equity	845,843	1,771,229	8,938	(1,780,167)	845,843
Total liabilities and member’s equity	$3,577,940	$4,349,013	$29,895	$(3,672,636)	$4,284,212

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Condensed Consolidating Statement of Operations and Comprehensive Income For the three months ended June 24, 2012

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$582,896	$20,917	$(15,218)	$588,595
Cost of products sold	52	453,257	18,107	(14,977)	456,439
Gross profit	(52)	129,639	2,810	(241)	132,156
Operating expenses
Marketing and selling expenses	120	45,575	2,509	—	48,204
Administrative expenses	801	22,537	788	—	24,126
Research and development expenses	9	3,318	—	—	3,327
Intercompany royalties	—	—	15	(15)	—
Intercompany technical service fees	—	—	226	(226)	—
Other expense (income), net	10,785	3,725	—	—	14,510
Equity in (earnings) loss of investees	(18,797)	586	—	18,211	—
Total operating expenses	(7,082)	75,741	3,538	17,970	90,167
Earnings (loss) before interest and taxes	7,030	53,898	(728)	(18,211)	41,989
Intercompany interest (income) expense	(23,411)	23,381	30	—	—
Interest expense	59,960	560	7	—	60,527
Interest income	—	43	—	—	43
Earnings (loss) before income taxes	(29,519)	30,000	(765)	(18,211)	(18,495)
Provision (benefit) for income taxes	(18,959)	11,203	(179)	—	(7,935)
Net earnings (loss)	$(10,560)	$18,797	$(586)	$(18,211)	$(10,560)

Total comprehensive earnings (loss)	$(9,083)	$19,221	$(175)	$(19,046)	$(9,083)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Condensed Consolidating Statement of Operations and Comprehensive Income For the three months ended June 26, 2011

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$594,536	$22,948	$(15,460)	$602,024
Cost of products sold	(2)	456,560	19,023	(15,234)	460,347
Gross profit	2	137,976	3,925	(226)	141,677
Operating expenses
Marketing and selling expenses	120	44,537	1,970	—	46,627
Administrative expenses	1,311	19,927	896	—	22,134
Research and development expenses	9	2,058	—	—	2,067
Intercompany royalties	—	—	26	(26)	—
Intercompany technical service fees	—	—	200	(200)	—
Other expense (income), net	—	11,904	—	—	11,904
Equity in (earnings) loss of investees	(22,357)	(617)	—	22,974	—
Total operating expenses	(20,917)	77,809	3,092	22,748	82,732
Earnings (loss) before interest and taxes	20,919	60,167	833	(22,974)	58,945
Intercompany interest (income) expense	(28,789)	28,789	—	—	—
Interest expense	51,657	399	—	—	52,056
Interest income	—	63	—	—	63
Earnings (loss) before income taxes	(1,949)	31,042	833	(22,974)	6,952
Provision (benefit) for income taxes	(9,530)	8,685	216	—	(629)
Net earnings (loss)	$7,581	$22,357	$617	$(22,974)	$7,581

Total comprehensive earnings (loss)	$11,367	$23,047	$1,307	$(24,354)	$11,367

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Condensed Consolidating Statement of Operations and Comprehensive Income For the six months ended June 24, 2012

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,195,175	$39,380	$(29,035)	$1,205,520
Cost of products sold	106	930,557	35,590	(28,566)	937,687
Gross profit	(106)	264,618	3,790	(469)	267,833
Operating expenses
Marketing and selling expenses	241	88,499	3,464	—	92,204
Administrative expenses	1,820	41,341	1,579	—	44,740
Research and development expenses	18	5,516	—	—	5,534
Intercompany royalties	—	—	28	(28)	—
Intercompany technical service fees	—	—	441	(441)	—
Other expense (income), net	10,785	7,411	—	—	18,196
Equity in (earnings) loss of investees	(44,566)	1,359	—	43,207	—
Total operating expenses	(31,702)	144,126	5,512	42,738	160,674
Earnings (loss) before interest and taxes	31,596	120,492	(1,722)	(43,207)	107,159
Intercompany interest (income) expense	(46,834)	46,774	60	—	—
Interest expense	108,916	1,209	14	—	110,139
Interest income	—	101	—	—	101
Earnings (loss) before income taxes	(30,486)	72,610	(1,796)	(43,207)	(2,879)
Provision (benefit) for income taxes	(29,465)	28,044	(437)	—	(1,858)
Net earnings (loss)	$(1,021)	$44,566	$(1,359)	$(43,207)	$(1,021)

Total comprehensive earnings (loss)	$520	$44,381	$(1,497)	$(42,884)	$520

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Condensed Consolidating Statement of Operations and Comprehensive Income For the six months ended June 26, 2011

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,195,100	$41,803	$(28,568)	$1,208,335
Cost of products sold	(75)	904,684	36,798	(28,144)	913,263
Gross profit	75	290,416	5,005	(424)	295,072
Operating expenses
Marketing and selling expenses	241	84,650	3,567	—	88,458
Administrative expenses	2,647	38,735	1,748	—	43,130
Research and development expenses	18	4,043	—	—	4,061
Intercompany royalties	—	—	38	(38)	—
Intercompany technical service fees	—	—	386	(386)	—
Other expense (income), net	—	15,715	—	—	15,715
Equity in (earnings) loss of investees	(56,276)	464	—	55,812	—
Total operating expenses	(53,370)	143,607	5,739	55,388	151,364
Earnings (loss) before interest and taxes	53,445	146,809	(734)	(55,812)	143,708
Intercompany interest (income) expense	(58,429)	58,429	—	—	—
Interest expense	102,502	881	—	—	103,383
Interest income	—	141	1	—	142
Earnings (loss) before income taxes	9,372	87,640	(733)	(55,812)	40,467
Provision (benefit) for income taxes	(18,461)	31,364	(269)	—	12,634
Net earnings (loss)	$27,833	$56,276	$(464)	$(55,812)	$27,833

Total comprehensive earnings (loss)	$32,791	$56,149	$(540)	$(55,609)	$32,791

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Condensed Consolidating Statement of Cash Flows For the six months ended June 24, 2012
	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(52,432)	$118,664	$1,465	$—	$67,697
Cash flows from investing activities
Intercompany accounts receivable/payable	176,331	—	—	(176,331)	—
Repayments of intercompany loans	34,604	—	—	(34,604)	—
Capital expenditures	—	(34,699)	—	—	(34,699)
Net cash (used in) provided by investing activities	210,935	(34,699)	—	(210,935)	(34,699)
Cash flows from financing activities
Proceeds from bank term loan	396,000	—	—	—	396,000
Repayments of long-term obligations	(319,444)	—	—	—	(319,444)
Repurchase of notes	(219,785)	—	—	—	(219,785)
Proceeds from short-term borrowing	—	815	—	—	815
Repayments of short-term borrowing	—	(1,807)	—	—	(1,807)
Intercompany accounts receivable/payable	—	(176,331)	—	176,331	—
Repayments of intercompany loans	—	(34,604)	—	34,604	—
Repayment of capital lease obligations	—	(1,815)	—	—	(1,815)
Repurchases of equity	(629)	—	—	—	(629)
Debt acquisition costs	(14,645)	—	—	—	(14,645)
Net cash (used in) provided by financing activities	(158,503)	(213,742)	—	210,935	(161,310)
Effect of exchange rate changes on cash	—	—	—	—	—
Net change in cash and cash equivalents	—	(129,777)	1,465	—	(128,312)
Cash and cash equivalents - beginning of period	—	150,493	538	—	151,031
Cash and cash equivalents - end of period	$—	$20,716	$2,003	$—	$22,719

Supplemental disclosures of cash flow information:
Interest paid	$95,723	$1,176	$—	$—	$96,899
Interest received	—	101	—	—	101
Income taxes paid (refunded)	—	1,913	—	—	1,913
Non-cash investing and financing activities:
New capital leases	—	1,548	—	—	1,548

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Condensed Consolidating Statement of Cash Flows For the six months ended June 26, 2011

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(43,091)	$144,903	$(6,602)	$—	$95,210
Cash flows from investing activities
Intercompany accounts receivable/payable	(95,192)	—	—	95,192	—
Repayments of intercompany loans	138,813	—	—	(138,813)	—
Capital expenditures	—	(51,606)	—	—	(51,606)
Sale of plant assets held for sale	—	7,900	—	—	7,900
Net cash (used in) provided by investing activities	43,621	(43,706)	—	(43,621)	(43,706)
Cash flows from financing activities
Proceeds from short-term borrowing	—	484	—	—	484
Repayments of short-term borrowing	—	(1,583)	—	—	(1,583)
Intercompany accounts receivable/payable	—	95,192	—	(95,192)	—
Repayments of intercompany loans	—	(138,813)	—	138,813	—
Repayment of capital lease obligations	—	(1,074)	—	—	(1,074)
Debt acquisition costs	(67)	—	—	—	(67)
Change in bank overdrafts	—	—	429	—	429
Equity contributions	543	—	—	—	543
Reduction of equity contributions	(1,006)	—	—	—	(1,006)
Net cash (used in) provided by financing activities	(530)	(45,794)	429	43,621	(2,274)
Effect of exchange rate changes on cash	—	—	211	—	211
Net change in cash and cash equivalents	—	55,403	(5,962)	—	49,441
Cash and cash equivalents - beginning of period	—	109,324	5,962	—	115,286
Cash and cash equivalents - end of period	$—	$164,727	$—	$—	$164,727

Supplemental disclosures of cash flow information:
Interest paid	$95,716	$880	$—	$—	$96,596
Interest received	—	141	1	—	142
Income taxes paid	—	(4,308)	512	—	(3,796)
Non-cash investing and financing activities:
New capital leases	—	505	—	—	505

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, except where noted)

You should read the following discussion of our results of operations and financial condition together with the “Selected Financial Data” and the audited consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 25, 2011 and the unaudited Consolidated Financial Statements included in this quarterly report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Item 1A: Risk Factors” section of our Form 10-Q for the three months ended March 25, 2012. Actual results may differ materially from those contained in any forward-looking statements.

Overview
We are a leading producer, marketer and distributor of high quality, branded food products in North America. We manage the business in three operating segments: Birds Eye Frozen, Duncan Hines Grocery and Specialty Foods.
Our Birds Eye Frozen Division manages our Leadership brands in the United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), and frozen seafood (Van de Kamp's and Mrs. Paul's) categories, as well as our Foundation brands in the frozen and refrigerated bagels (Lender's), frozen pizza for one (Celeste), full-calorie single-serve frozen dinners and entrées (Hungry-Man), and frozen breakfast (Aunt Jemima) categories.
Our Duncan Hines Grocery division manages our Leadership brands in the baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), and table syrups (Mrs. Butterworth's and Log Cabin) categories, and our Foundation brands in the canned meat (Armour, Nalley, Brooks), pie and pastry fillings (Comstock, Wilderness), barbecue sauces (Open Pit) and salad dressing (Bernstein's) categories as well as all Canadian operations. We refer to the sum of our Birds Eye Frozen segment and our Duncan Hines Grocery segment as our North American retail businesses.
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

Business Drivers and Measures
In operating our business and monitoring its performance, we pay attention to trends in the food manufacturing industry and a number of performance measures and operational factors. An overall trend that has been prevalent in the industry over the past few years has been the volatility in overall commodity inflation. To date the industry has managed this commodity inflation by increasing retail prices, which has affected consumer buying patterns and led to lower volumes, particularly in the frozen categories. Going forward, competitive pressures may limit the ability to pass through these increased commodity prices to the end consumer. This discussion includes forward-looking statements that are based on our current expectations.
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
Over the long term, the share of food consumed at restaurants and in other food service venues had been increasing, with the share of food consumed at home in decline. During the 2008-09 recession, this trend reversed, with consumers eating more at home. Recently, the industry has experienced a decline in the volume of food consumed at home, yet away from home eating venues have not experienced corresponding volume increases.

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
Other Factors
Other factors that have influenced our results of operations and may do so in the future include:

•
Interest Expense. As a result of our acquisition by Blackstone and the Birds Eye Foods Acquisition, we have significant indebtedness. Although we expect to reduce our leverage over time, we expect interest expense to continue to be a significant component of our expenses. See “Liquidity and Capital Resources” below.

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

Seasonality
Our sales and cash flows are affected by seasonal cyclicality. Sales of frozen foods, including frozen vegetables and frozen complete bagged meals tend to be marginally higher during the winter months. Seafood sales peak during Lent, in advance of the Easter holiday. Sales of pickles, relishes, barbecue sauces, potato chips and salad dressings tend to be higher in the spring and summer months, and demand for Duncan Hines products, Birds Eye vegetables and our pie and pastry fillings tend to be higher around the Easter, Thanksgiving, and Christmas holidays. Since many of the raw materials we process under the Birds Eye, Vlasic, Comstock and Wilderness brands are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the purchase of such crops. We also increase our Duncan Hines inventories in advance of the peak fall selling season. As a result, our inventory levels tend to be higher during August, September, and October, and thus we require more working capital during these months. We are a seasonal net user of cash in the third quarter of the calendar year.

Restructuring Charges

From time to time, we voluntarily undertake consolidation and restructuring activities in order to optimize our manufacturing footprint and reduce our supply chain costs and ongoing costs of products sold. We believe that the combined impact of the plant consolidation actions discussed below will reduce our ongoing annual cost of products sold in future years.

Millsboro, DE Plant
On May 25, 2012, we announced plans to further improve the efficiency of our supply chain by consolidating our Vlasic pickle production into one plant in Imlay City, MI. Our other pickle production plant, located in Millsboro, DE, is expected to end production around year-end 2012. We recorded employee termination costs of $1.3 million in the three and six months ended June 24, 2012. We recorded asset retirement obligation charges of $0.8 million in the three and six months ended June 24, 2012. In addition, we recorded accelerated depreciation charges of $1.7 million in the three and six months ended June 24, 2012. We anticipate recording additional accelerated depreciation charges of $11.6 million throughout the remainder of fiscal 2012. All restructuring charges related to the closure of the Millsboro, DE plant are recorded in the Duncan Hines Grocery segment and in the Cost of products sold line in the Consolidated Statements of Operations.

Green Bay, WI Research Facility

On May 15, 2012, we announced plans to relocate the Birds Eye Research and Development team to our new facility at our Parsippany, NJ headquarters.We believe that bringing our Birds Eye R&D team to Parsippany will allow for seamless collaboration between marketing, sales, procurement and R&D that will drive superior brand innovation, marketing and productivity. Our Green Bay, WI research facility will close during December 2012. We recorded employee termination costs of $0.7 million in the three and six months ended June 24, 2012. In addition, we recorded accelerated depreciation charges of $0.2 million in the three and six months ended June 24, 2012. We anticipate recording additional accelerated depreciation charges of $0.8 million throughout the remainder of fiscal 2012. All restructuring charges related to the closure of the Green Bay, WI Research Facility are recorded in the Birds Eye Frozen segment and in the Research and development line in the Consolidated Statements of Operations.
Fulton, NY Plant
On April 15, 2011, we announced plans to consolidate the Birds Eye Frozen Segment's Fulton, NY plant operations into the Darien, WI and Waseca, MN facilities in order to locate vegetable processing closer to the crop-growing region and thus reduce the related freight costs. In connection with this project, we made significant capital investments in our Darien, WI and Waseca, MN plants. We recorded accelerated depreciation costs of $0.5 million and $2.3 million in the three and six months ended June 24, 2012, respectively. We recorded employee termination costs of $1.9 million in the three and six months ended June 26, 2011. In addition, we recorded accelerated depreciation costs of $2.6 million in the three and six months ended June 26, 2011. All restructuring charges related to the closure of the Fulton, NY plant are recorded in the Birds Eye Frozen segment and in the Cost of products sold line in the Consolidated Statements of Operations. We expect most of these severance payments to be completed by the third quarter of 2012.

Tacoma, WA Plant
On December 3, 2010, in an effort to improve our supply chain operations, we announced the closure of the Tacoma, WA plant and the consolidation of production into our Fort Madison, IA plant. We recorded accelerated depreciation costs of $2.0 million and $4.8 million in the three and six months ended and June 26, 2011. In addition, we recorded asset impairment charges of $1.3 million in the three and six months ended June 26, 2011, upon ceasing use of the facility at the end of the second quarter of 2011. All restructuring charges related to the closure of the Tacoma, WA plant are recorded in the Duncan Hines Grocery segment and in the Cost of products sold line in the Consolidated Statements of Operations.

Results of Operations:
Consolidated Statements of Operations
The following tables set forth our statement of operations data expressed in dollars and as a percentage of net sales.

	Three months ended				Six months ended
	June 24, 2012		June 26, 2011		June 24, 2012		June 26, 2011
Net sales	$588.6	100.0%	$602.0	100.0%	$1,205.5	100.0%	$1,208.3	100.0%
Cost of products sold	456.4	77.5%	460.3	76.5%	937.7	77.8%	913.2	75.6%
Gross profit	132.2	22.5%	141.7	23.5%	267.8	22.2%	295.1	24.4%
Operating expenses:
Marketing and selling expenses	$48.2	8.2%	$46.6	7.7%	$92.2	7.6%	$88.5	7.3%
Administrative expenses	24.1	4.1%	22.1	3.7%	44.7	3.7%	43.1	3.6%
Research and development expenses	3.3	0.6%	2.1	0.3%	5.5	0.5%	4.1	0.3%
Other expense (income), net	14.5	2.5%	11.9	2.0%	18.2	1.5%	15.7	1.3%
Total operating expenses	$90.1	15.3%	$82.7	13.7%	$160.7	13.3%	$151.4	12.5%
Earnings before interest and taxes	$42.0	7.1%	$59.0	9.8%	$107.2	8.9%	$143.7	11.9%

	Three months ended		Six months ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Net sales
Birds Eye Frozen	$241.1	$254.1	$531.7	$548.4
Duncan Hines Grocery	249.6	251.2	471.6	465.3
Specialty Foods	97.9	96.7	202.3	194.6
Total	$588.6	$602.0	$1,205.5	$1,208.3

Earnings before interest and taxes
Birds Eye Frozen	$29.9	$34.2	$67.1	$79.6
Duncan Hines Grocery	24.5	32.5	50.8	68.9
Specialty Foods	5.3	6.4	12.1	14.8
Unallocated corporate expenses	(17.7)	(14.1)	(22.9)	(19.6)
Total	$42.0	$59.0	$107.1	$143.7

Depreciation and amortization
Birds Eye Frozen	$9.2	$10.3	$19.3	$18.3
Duncan Hines Grocery	8.2	8.1	14.6	16.5
Specialty Foods	4.2	4.1	8.2	8.1
Total	$21.6	$22.5	$42.1	$42.9

Three months ended June 24, 2012 compared to the three months ended June 26, 2011
Net sales
Net sales for the three months ended June 24, 2012 declined 2.2% to $588.6 million, compared to net sales of $602.0 million in the comparable prior-year period. This performance reflected a 3.9% decline from volume/mix, partially offset by higher net pricing of 1.7%, stemming from pricing actions.
Net sales in our North American retail businesses were down 3% in the second quarter, reflecting the timing impact of the earlier Easter holiday in 2012, which accelerated sales across our portfolio into the first quarter, as well as the impact of overall volume softness in the food industry, particularly the frozen categories, which weighed on our results for the quarter. Partially offsetting these factors was the benefit of new products launched during 2012. Despite the decline in net sales, we grew market share on brands representing approximately half of our product contribution.
Birds Eye Frozen Division:
Net sales in the three months ended June 24, 2012 declined 5.1% versus year-ago to $241.1 million, reflecting a 6.2% decline from volume/mix, stemming from both the earlier timing of Easter in 2012 and the overall softness in the frozen categories, partially offset by higher net pricing of 1.1%. Higher sales of our Aunt Jemima breakfast products, which recovered from the first quarter recall, as well as growth from Hungry Man frozen dinners, Celeste pizza, Lender's bagels and our new Mrs. Paul's and VanDeKamp's Parchment Bake seafood products was more than offset by lower sales of Birds Eye frozen vegetables and core seafood.
Duncan Hines Grocery Division:
Net sales in the three months ended June 24, 2012 declined 0.6% versus year-ago to $249.6 million, reflecting a 2.5% decrease from volume/mix, stemming primarily from the earlier timing of Easter in 2012 and lower sales from our Canadian business, almost entirely offset by higher net pricing of 1.9%. Our new Duncan Hines Frosting Creations product , as well as our Log Cabin and Mrs. Butterworth syrups, performed well in the quarter.
Specialty Foods Division:
Net sales in the three months ended June 24, 2012 increased 1.2% versus year-ago to $97.9 million, reflecting a 2.4% increase from higher net pricing, partially offset by a 1.1% decrease from volume/mix. Higher sales in our foodservice business, stemming from successful promotional programs at a key customer, drove the overall increase in net sales for the quarter.
Gross profit.
Gross profit for the three months ended June 24, 2012 was $132.2 million, or 22.5% of net sales, compared to $141.7 million, or 23.5% of net sales, in the comparable prior-year period. The decrease in gross profit as a percentage of net sales was driven by substantially higher commodity costs which were not fully offset by higher net pricing and productivity during the quarter. Also impacting gross profit in both periods were charges associated with our plant consolidation activities, with the second quarter of 2012 including charges totaling $5.0 million ($2.8 million in cash and $2.2 million non-cash) and the second quarter of 2011 including charges totaling $7.4 million ($3.4 million in cash and $4.0 million non-cash). For the quarter, higher commodity costs, net of productivity savings reduced the gross profit percentage from 2011 by 4.1 percentage points. Higher net selling prices increased the gross profit percentage by 2.2 percentage points, product mix increased the gross profit percentage by 0.5 percentage points and lower plant consolidation charges increased gross profit percentage by 0.4 percentage points.

Marketing and selling expenses
Marketing and selling expenses were $48.2 million, or 8.2% of net sales, for the three months ended June 24, 2012, compared to $46.6 million, or 7.7% of net sales, for the comparable prior-year period. The increase in marketing and selling expenses in the second quarter of 2012 was primarily driven by investments behind our new products, particularly Duncan Hines Frosting Creations.
Administrative expenses
Administrative expenses were $24.1 million, or 4.1% of net sales, for the three months ended June 24, 2012, compared to $22.1 million, or 3.7% of net sales, for the comparable prior-year period. This increase was driven primarily by lease termination costs incurred in connection with the completion of our Headquarters office move to Parsippany, NJ.

Research and development expenses:
Research and development expenses were $3.3 million, or 0.6% of net sales, for the three months ended June 24, 2012, compared to $2.1 million, or 0.3% of net sales, for the comparable prior-year period. This increase was primarily driven by $0.9 million of expenses related to consolidating research and development activities of our Birds Eye Frozen Division at our Parsippany, NJ headquarters.

Other Income and Expense:

	Three months ended
	June 24, 2012	June 26, 2011
Other expense (income), net consists of:
Amortization of intangibles/other assets	3.9	4.0
Lehman Brothers Specialty Financing settlement	—	8.5
Gain on sale of the Watsonville, CA facility	—	(0.4)
Redemption premium on the early extinguishment of debt	10.8	—
Royalty income and other	(0.2)	(0.2)
Total other expense (income), net	14.5	11.9

On April 19, 2012, as part of a debt refinancing (the "2012 Refinancing") the Company redeemed all $199.0 million of its outstanding 10.625% Senior Subordinated Notes at a redemption price of 105.313% of the aggregate principal amount. In addition, on June 5, 2012, the Company repurchased and retired $10.0 million of 9.25% Senior Notes at a price of 102.125% of the aggregate principal amount. For more information on the 2012 Refinancing see Note 8 to the Consolidated Financial Statements.

Earnings before interest and taxes

Earnings before interest and taxes were $42.0 million for the three months ended June 24, 2012, a decrease of $17.0 million, or 28.8%, from the comparable prior-year period. This performance primarily reflected lower gross profit, largely driven by significantly higher commodity costs and a weak consumer environment, which limited the benefit of our pricing actions. Also impacting earnings before interest and taxes were charges of $5.0 million and $7.4 million in the second quarters of 2012 and 2011, respectively, related to our facility consolidation projects.

Birds Eye Frozen Division:
Earnings before interest and taxes declined 12.4%, or $4.2 million, versus year-ago to $29.9 million for the three months ended June 24, 2012, primarily reflecting lower sales and significantly higher commodity costs, which were only partially offset by pricing and productivity improvements. Earnings before interest and taxes were also impacted by charges of $0.9 million and $5.2 million in the second quarters of 2012 and 2011, respectively, related to our Fulton, NY plant consolidation project.

Duncan Hines Grocery Division:
Earnings before interest and taxes declined 24.7%, or $8.0 million, versus year-ago to $24.5 million for the three months ended June 24, 2012, primarily reflecting significantly higher commodity costs, which were only partially offset by productivity improvements and the benefit of our net pricing actions. Earnings before interest and taxes were also impacted by charges of $4.1 million and $2.3 million in the second quarters of 2012 and 2011, respectively, related to our Tacoma, WA and Millsboro, DE plant consolidation projects.
Specialty Foods Division:
Earnings before interest and taxes declined 17.8%, or $1.1 million, versus year ago to $5.3 million, primarily reflecting significantly higher commodity costs partially offset by productivity improvements, increased net selling prices and, to a lesser extent, favorable product mix.

Interest Expense, net
Net interest expense was $60.5 million in the three months ended June 24, 2012, compared to net interest expense of $52.0 million in the three months ended June 26, 2011. Included in net interest expense in both periods were charges associated with our 2012 Refinancing and certain interest rate swap activity that was de-designated for swap accounting in 2008. These items, which total $14.9 million in the second quarter of 2012 and $0.5 million in the second quarter of 2011, are discussed below.
On April 17, 2012 the Company entered into an amended and restated credit agreement, which provided for the extension of certain Tranche B Term Loans and our Revolving Credit facility, the repayment of our Tranche D term loans and the issuance of a new Tranche E term loan. In connection with this refinancing, we also redeemed all of our outstanding 10.625% senior subordinated notes. This refinancing resulted in our recognizing approximately $14.8 million of charges to interest expense during the second quarter. The charges recognized consisted of $7.3 million of write downs of existing deferred financing costs as well as $7.5 million of new costs incurred in connection with the transaction that were recorded directly to interest expense.
Also included in net interest expense were $0.1 million and $0.5 million for the three months ended June 24, 2012 and the three months ended June 26, 2011, respectively, for the amortization of the cumulative mark-to-market adjustment for an interest rate swap that was de-designated for swap accounting in the fourth quarter of 2008 and subsequently terminated. The counterparty to the interest rate swap was Lehman Brothers Special Financing (“LBSF”), a subsidiary of Lehman Brothers, and the hedge was de-designated for swap accounting at the time of LBSF's bankruptcy filing. At that time of de-designation, the cumulative mark to market adjustment was $11.5 million. As of June 24, 2012, the balance was fully amortized.
Excluding the impact of the aforementioned charges to net interest expense in both periods, net interest expense declined $5.9 million versus year-ago in the second quarter of 2012, reflecting savings of $4.0 million due to the pay down of our term loans and notes, $2.3 million due to lower payments on interest rate swap agreements and $0.5 million due to lower amortization of deferred financing costs. Partially offsetting these interest savings were a $0.6 million increase due to higher weighted average interest rates on our term loans and other net increases of $0.3 million.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the Accumulated other comprehensive (loss) earnings (“AOCL”) portion, are recorded as an adjustment to interest expense. Included in net interest expense was $3.8 million and $6.1 million for the second quarters of 2012 and 2011, respectively, recorded from losses on interest rate swap agreements, resulting in a change of $2.3 million.
Provision (benefit) for income taxes

The effective tax rate was 42.9% for the three months ended June 24, 2012, compared to -9.0% for the three months ended June 26, 2011.  The effective rate difference was due to the increase in valuation allowance for the current period resulting from the current year restructuring activities. For the three months ended June 24, 2012 and June 26, 2011 we maintained a valuation allowance against certain state net operating carryovers, state tax credits carryovers and foreign loss carryovers. See Note 14 to the Consolidated Financial Statements for Income Taxes.

Under Internal Revenue Code (“the Code”) Section 382, the Company is a loss corporation. Section 382 of the Code places limitations on our ability to use certain NOL carry-forwards to offset income. The annual NOL is approximately $14 to $18 million subject to other rules and restrictions. Our NOLs and certain other tax attributes generated prior to December 23, 2009 may not be utilized to offset Birds Eye income from recognized built in gains through December 2014 pursuant to Section 384 of the Code.

Six months ended June 24, 2012 compared to six months ended June 26, 2011

Net sales
Net sales for the six months ended June 24, 2012 declined 0.2% to $1,205.5 million, compared to net sales of $1,208.3 million in the comparable prior-year period. This performance reflected a 2.8% decline from volume/mix, partially offset by higher net pricing of 2.6%, stemming from pricing actions that were previously initiated.
Net sales in our North American retail businesses were down 1% six months ended June 24, 2012, reflecting the impact of overall volume softness in the food industry, particularly the frozen categories, which weighed on our results for the first half. Partially offsetting these factors was the benefit of new products launched during 2012. Despite a challenging consumer environment, we grew market share on brands representing approximately half of our product contribution during the first half.
Birds Eye Frozen Division:
Net sales in the six months ended June 24, 2012 declined 3.0% versus year-ago to $531.7 million, reflecting a 5.2% decline from volume/mix, stemming from the overall softness in the frozen categories, partially offset by higher net pricing of 2.7%. The Aunt Jemima product recall also reduced sales by 0.5% for the period. Higher sales of our Birds Eye Steamfresh vegetables, Lender's bagels and our new Mrs. Paul's and VanDeKamp's Parchment Bake seafood products were more than offset by lower sales of core frozen vegetables, Celeste Pizza and Aunt Jemima frozen breakfast products.
Duncan Hines Grocery Division:
Net sales in the six months ended June 24, 2012 increased 1.4% versus year-ago to $471.6 million, reflecting higher net pricing of 2.3%, partially offset by a 0.9% decrease from volume/mix. Our new Duncan Hines Frosting Creations product , as well as our Armour Canned meat products, performed well in the quarter.
Specialty Foods Division:
Net sales in the six months ended June 24, 2012 increased 4.0% versus year-ago to $202.3 million, reflecting a 2.6% increase from higher net pricing, and a 1.3% increase from volume/mix. Higher sales in our foods service business, stemming from successful promotional programs at a key customer, drove the overall increase in net sales for the half.

Gross profit.
Gross profit for the six months ended June 24, 2012 was $267.8 million or 22.2% of net sales, compared to $295.1 million, or 24.4%, of net sales during the comparable prior year period. The decrease in gross profit as a percentage of net sales was driven by substantially higher commodity costs which were not fully offset by higher net pricing and productivity during the period. Also impacting gross profit in both periods were charges associated with our plant consolidation activities, with the first half of 2012 including charges totaling $8.5 million ($4.2 million in cash and $4.3 million non-cash) and the first half of 2011 including charges totaling $12.4 million ($4.7 million in cash and $7.7 million non-cash). For the period, higher commodity costs, net of productivity savings reduced the gross profit percentage from 2011 by 5.0 percentage points, while higher net selling prices increased the gross profit percentage by 2.8 percentage points.

Marketing and selling expenses
Marketing and selling expenses were $92.2 million, or 7.6% of net sales for the six months ended June 24, 2012, compared to $88.5 million, or 7.3%, of sales during the comparable prior year period. The increase in marketing and selling expenses in the period was primarily driven by investments behind our new products, particularly Duncan Hines Frosting Creations.
Administrative expenses
Administrative expenses were $44.7 million or 3.7% of net sales for the six months ended June 24, 2012, compared to $43.1 million or 3.6% of net sales during the comparable prior year period. The increase in administrative expenses was mainly driven by lease termination costs incurred in connection with the completion of our Headquarters office move to Parsippany, NJ.

Research and development expenses:
Research and development expenses were $5.5 million, or 0.5% of net sales for the six months ended June 24, 2012, compared to $4.1 million, or 0.3%, of net sales during the comparable prior year period.This increase was driven by $0.9 million of expenses related to consolidating research and development activities of our Birds Eye Frozen Division at our Parsippany, NJ headquarters.
Other expense (income),net

	Six months ended
	June 24, 2012	June 26, 2011
Other expense (income), net consists of:
Amortization of intangibles/other assets	7.8	8.1
Lehman Brothers Specialty Financing settlement	—	8.5
Gain on sale of the Watsonville, CA facility	—	(0.4)
Redemption premium on the early extinguishment of debt	10.8	—
Royalty income and other	(0.4)	(0.5)
Total other expense (income), net	18.2	15.7

On April 19, 2012, as part of a debt refinancing (the "2012 Refinancing") the Company redeemed all $199.0 million of its outstanding 10.625% Senior Subordinated Notes at a redemption price of 105.313% of the aggregate principal amount. In addition, on June 5, 2012, the Company repurchased and retired $10.0 million of 9.25% Senior Notes at a price of 102.125% of the aggregate principal amount. For more information on the 2012 Refinancing see Note 8 to the Consolidated Financial Statements.

Earnings before interest and taxes
Earnings before interest and taxes were $107.2 million for the six months ended June 24, 2012, a decrease of $36.5 million, or 25.4%, from the comparable prior year period. This performance primarily reflected lower gross profit, largely driven by significantly higher commodity costs and a weak consumer environment, which limited the benefit of our pricing actions and trade spending efficiency program. Also impacting earnings before interest and taxes were charges of $8.5 million and $12.4 million during the first half of 2012 and 2011, respectively, related to our facility consolidation projects.

Birds Eye Frozen Division:
Earnings before interest and taxes declined by 15.7% or $12.5 million from the prior year period to $67.1 million, primary reflecting significantly higher commodity costs. These decreases were partially offset by productivity improvements and higher net selling prices. Also impacting earnings before interest and taxes were charges of $3.9 million and $5.7 million during the first half of 2012 and 2011, respectively, related to our Fulton, NY plant consolidation project and $3.3 million of costs during the first six months of 2012 related to the Aunt Jemima product recall.

Duncan Hines Grocery Division:
Earnings before interest and taxes declined by 26.3% or $18.1 million from the prior year period to $50.8 million, primary reflecting significantly higher commodity costs, which were only partially offset by productivity improvements, increased net selling prices and favorable product mix. Also impacting earnings before interest and taxes were charges of $4.6 million and $6.8 million during the first half of 2012 and 2011, respectively, related to our Tacoma, WA and Millsboro, DE plant consolidation projects.
Specialty Foods Division:
Earnings before interest and taxes decreased by 17.7% or $2.6 million from the prior year period to $12.1 million, primarily reflecting higher commodity costs partially offset by productivity improvements, increased net selling prices and to a lesser extent, favorable product mix.

Interest Expense, net
Net Interest expense, was $110.0 million in the six months ended June 24, 2012, compared to $103.2 million in the six months ended June 26, 2011. Included in net interest expense in both periods were charges associated with our 2012 Refinancing and certain interest rate swap activity that was de-designated for swap accounting in 2008. These items, which total $15.2 million in the first half of 2012 and $1.2 million in the first half of 2011, are discussed below.
On April 17, 2012 the Company executed an amended and restated credit agreement, which provided for the extension of our certain Tranche B Term Loans and our Revolving Credit facility, the repayment of our Tranche D term loans and the issuance of a new Tranche E term loan. In connection with this refinancing, we also redeemed all of our outstanding10.625% Senior Subordinated Notes. This refinancing resulted in our recognizing approximately $14.8 million of charges to interest expense during the first half. The charges recognized consisted of $7.3 million of write downs of existing deferred financing costs as well as $7.5 million of new costs incurred in connection with the transaction that were recorded directly to interest expense.
Included in net interest expense was $0.4 million and $1.2 million for the six months ended June 24, 2012 and the six months ended June 26, 2011, respectively, for the amortization of the cumulative mark-to-market adjustment for an interest rate swap that was de-designated for swap accounting in the fourth quarter of 2008 and subsequently terminated. The counterparty to the interest rate swap was Lehman Brothers Special Financing (“LBSF”), a subsidiary of Lehman Brothers, and the hedge was de-designated for swap accounting at the time of LBSF’s bankruptcy filing. At that time of de-designation, the cumulative mark to market adjustment was $11.5 million. As of June 24, 2012, the balance was fully amortized.
Excluding the aforementioned charges to net interest expense in both periods, the net decrease in interest expense was $7.2 million, of which $4.6 million was due to the pay down of our term loans and notes, $3.3 million was due to lower payments on interest rate swap agreements and $0.5 million was due to lower amortization of deferred financing costs. Partially offsetting these interest savings were a $0.6 million increase due to higher weighted average interest rates on our term loans and other net increases of $0.5 million.
We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the Accumulated other comprehensive loss (“AOCL”) portion, are recorded as an adjustment to interest expense. Included net interest expense, was $7.9 million and $11.1 million for the six months ended June 24, 2012 and the six months ended June 26, 2011, respectively, recorded from losses on interest rate swap agreements, a net change of $3.2 million.
Provision (benefit) for income taxes

The effective tax rate was 64.5% for the six months ended June 24, 2012, compared to 31.2% for the six months ended June 26, 2011.  The effective rate difference was due to the increase in valuation allowance for the current period resulting from the current year restructuring activities. For the six months ended June 24, 2012 and June 26, 2011 we maintained a valuation allowance against certain state net operating carryovers, state tax credits carryovers and foreign loss carryovers. See Note 14 to the Consolidated Financial Statements for Income Taxes.

Under Internal Revenue Code (“the Code”) Section 382, the Company is a loss corporation. Section 382 of the Code places limitations on our ability to use certain NOL carry-forwards to offset income. The annual NOL is approximately $14 to $18 million subject to other rules and restrictions. Our NOLs and certain other tax attributes generated prior to December 23, 2009 may not be utilized to offset Birds Eye income from recognized built in gains through December 2014 pursuant to Section 384 of the Code.

Liquidity and Capital Resourcess

Historical
Our cash flows are very seasonal. Typically we are a net user of cash in the third quarter of the calendar year (i.e., the quarter ending in September) and a net generator of cash over the balance of the year.
Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures and debt service. Capital expenditures are expected to be approximately $85-95 million in 2012, which consists of normal capital expenditures and approximately $10 million related to our Fulton, NY and Millsboro, DE plant restructuring projects. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our Revolving Credit Facility (as defined in Note 8 to the Consolidated Financial Statements). The Company expects that its ability to generate cash from its operations and ability to borrow from its credit facilities should be sufficient to support working capital needs, planned growth and capital expenditures for the next 12 months and for the foreseeable future. We keep a insignificant amount of cash in foreign accounts, primarily related to the operations of our Canadian business. Tax liabilities related to bringing these funds back into the United States would not be significant and have been accrued.
Statements of cash flows for the six months ended June 24, 2012 compared to the six months ended June 26, 2011
Net cash provided by operating activities was $67.7 million for the six months ended June 24, 2012 and was the result of net earnings, excluding non-cash charges and credits, of $69.3 million and an increase in working capital of $1.6 million. The increase in working capital was primarily the result of a seasonal decrease of $25.0 million in accounts payable driven by lower inventory levels and a $6.1 million decrease in accrued trade marketing expense driven by the timing of our marketing programs. Offsetting these increases in working capital were a seasonal decrease of $26.3 million in inventories and a $6.3 million decrease in accounts receivable driven by the timing of sales. All other working capital accounts increased by $3.1 million.

Net cash provided by operating activities was $95.2 million for the six months ended June 26, 2011 and was the result of net earnings, excluding non-cash charges and credits, of $84.9 million and a decrease in working capital of $10.3 million. The decrease in working capital was primarily the result of a $21.1 million increase in accounts payable caused by seasonal inventory purchases and an $8.5 million increase in accrued liabilities caused by our settlement with LBSF. These were offset by a $11.7 million decrease in the trade marketing accrual and a $7.5 million increase in accounts receivable. Inventories resulted in a $1.4 million increase in working capital and net cash provided by operating activities in the first six months of 2011 was negatively impacted by the required pre-build of inventories associated with our plant closing. All other working capital accounts generated a net $1.3 million cash inflow.

Net cash used in investing activities was $34.7 million for the six months ended June 24, 2012 and was entirely related to capital expenditures. Capital expenditures during the first six months of 2012 included approximately $2.6 million of costs related to our plant consolidation projects in Millsboro, DE, Tacoma, WA and Fulton, NY. Net cash used in investing activities was $43.7 million for the six months ended June 26, 2011 and was the result of capital expenditures of $51.6 million, offset by proceeds of $7.9 million received from the sale of our Watsonville, CA site.
Net cash used by financing activities was impacted by our April 2012 refinancing, which is explained in greater detail in note 8 to the Consolidated Financial Statements. Net cash used by financing activities for the six months ended June 24, 2012 was $161.3 million and consisted of $319.4 million of term loan repayments, $219.8 million of repurchases of outstanding notes, $14.7 million of debt acquisition costs, $2.8 million of net capital leases and notes payable activity, and $0.6 million of equity repurchases. These outflows were partially offset by $396.0 million of proceeds from our new Tranche E Term loan .

Net cash used by financing activities for the six months ended June 26, 2011 was $2.3 million and consisted of $1.1 million in net note payable repayments, $1.1 million of payments on capital leases, $1.0 million of equity repurchases, and $0.1 million of debt acquisition costs. These outflows were partially offset by proceeds from new share issuances of $0.6 million and $0.3 million of bank overdrafts.
The net of all activities resulted in a decrease in cash of $128.3 million for the six months ended June 24, 2012, compared to an increase in cash of $49.4 million for the six months ended June 26, 2011.

Debt
As of June 24, 2012 and December 25, 2011, our long term debt consisted of the following:

	June 24, 2012	December 25, 2011
Long-term debt
- Senior Secured Credit Facility - Tranche B Non Extended Term Loans due 2014	$549.5	$1,196.9
- Senior Secured Credit Facility - Tranche B Extended Term Loans due 2016	641.1	—
- Senior Secured Credit Facility - Tranche D Term Loans due 2014	—	313.2
- Senior Secured Credit Facility - Tranche E Term Loans due 2014	400.0	—
- 9.25% Senior Notes due 2015	615.0	625.0
- 8.25% Senior Notes due 2017	400.0	400.0
- 10.625% Senior Subordinated Notes due 2017	—	199.0
- Unamortized discount on long term debt	(4.4)	(2.7)
- Capital lease obligations	22.7	23.0
	2,623.9	2,754.3
Less: current portion of long-term obligations	26.0	15.7
Total long-term debt	$2,597.9	$2,738.7

On April 17, 2012 we entered into debt refinancing agreements which extended a portion of our Tranche B Term Loans to 2016, allowed us to borrow on new $400 million Tranche E Term Loan and replace our existing revolving credit facility with a new $150 million revolving credit facility. We used proceeds from the Tranche E Term Loans to pay off all of our outstanding balance of $313.2 million aggregate principal amount of Tranche D Term Loans. On April 19, 2012, we redeemed all $199.0 million of our outstanding 10.625% Senior Subordinated Notes using proceeds from the Tranche E Term Loans along with available cash. For additional details regarding our debt instruments and our April 2012 refinancing, please refer to Note 8 of the Consolidated Financial Statements, "Debt and Interest Expense".
We meet the service requirements on our debt utilizing cash flow generated from operations. During 2011, we made a voluntary prepayment of $55.0 million on our term loans. In addition to the above facilities, we have a $150.0 million revolving credit facility, which can be used to fund our working capital needs and can also be used to issue up to $50.0 million of letters of credit. There were no cash borrowings against the revolving credit facility at any time during 2012 or 2011. As of June 24, 2012 and December 25, 2011, we had issued $32.9 million and $33.6 million, respectively, of letters of credit under this facility, leaving $117.1 million and $116.4 million, respectively, of unused capacity under this facility.

The Senior Secured Credit Facility loans mature in quarterly 0.25% installments. The aggregate maturities of the Tranche B Non Extended Term Loan outstanding as of June 24, 2012 are $6.2 million in the remainder of 2012, $12.5 million in 2013 and $530.8 million in 2014. The aggregate maturities of the Tranche B Extended Term Loan outstanding as of June 24, 2012 are $3.2 million in the remainder of 2012, $6.4 million in 2013, $6.4 million in 2014, $6.4 million in 2015 and $618.7 million in 2016. The aggregate maturities of the Tranche E Term Loans outstanding as of June 24, 2012 are $2.0 million in the remainder of 2012, $4.0 million in 2013, $4.0 million in 2014, $4.0 million in 2015, $4.0 million in 2016 and $382.0 million thereafter.
Under the terms of the Senior Secured Credit Facility, we are required to use 50% of our “Excess Cash Flow” to prepay the Tranche B Non Extended Term Loans, Tranche B Extended Term Loans, Tranche D Term Loans and the Tranche E Term Loans. Excess Cash Flow is defined as consolidated net income (as defined), as adjusted for certain items, including (1) all non cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principal payments of indebtedness and (5) certain other items defined in the Senior Secured Credit Facility. In December 2011 we made a voluntary prepayment on our Tranche D terms loans of $55.0 million. As a result of this prepayment, no payment was due under the Excess Cash Flow requirements of the Senior Secured Credit Facility for the 2011 reporting year.

As market conditions warrant, we and our subsidiaries, affiliates or significant equity holders (including Blackstone and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

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
On April 17, 2012 we amended and restated the Senior Secured Credit Facility as part of an initiative to lower our interest costs by paying off of our Senior Subordinated Notes and extending the maturity dates for a portion of our Senior Secured Credit Facility. This is discussed further in Note 8 of the Consolidated Financial Statements "Debt and Interest Expense".
8.25% Senior Notes, 9.25% Senior Notes and Senior Subordinated Notes
Additionally, on April 2, 2007, we issued the 9.25% Senior Notes and the 10.625% Senior Subordinated Notes. On December 23, 2009, we issued additional 9.25% Senior Notes. On August 17, 2010, we issued the 8.25% Senior Notes. The Senior Notes are general senior unsecured obligations, effectively subordinated in right of payment to all of our existing and future senior secured indebtedness, and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee our other indebtedness. On April 17, 2012, we redeemed all outstanding Senior Subordinated Notes.
The indentures governing the 8.25% Senior Notes and the 9.25% Senior Notes limit our (and most or all of our subsidiaries’) ability to, subject to certain exceptions:

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

Pursuant to the terms of the Senior Secured Credit Facility, we are required to maintain a ratio of Net First Lien Secured Debt to Adjusted EBITDA of no greater than 5.25 to 1. Net First Lien Secured Debt is defined as our aggregate consolidated secured indebtedness, plus capital lease obligations less the aggregate amount of all unrestricted cash and cash equivalents. We are also required to maintain a ratio of Consolidated Senior Secured Debt to Adjusted EBITDA of no greater than 4.75 to 1. Consolidated Senior Secured Debt is defined as our aggregate consolidated secured indebtedness, plus capital lease obligations less the aggregate amount of all unrestricted cash and cash equivalents.
In addition, under the Senior Secured Credit Facility and the indentures governing the Senior Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Net First Lien Leverage Ratio, in the case of the Senior Secured Credit Facility, or to the ratio of Adjusted EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters in the case of the Senior Notes. As of June 24, 2012, we were in compliance with all covenants and other obligations under the Senior Secured Credit Facility, and the indentures governing the Senior Notes.
Adjusted EBITDA is defined as earnings (loss) before interest expense, taxes, depreciation and amortization (“EBITDA”), further adjusted to exclude non-cash items, extraordinary, unusual or non-recurring items and other adjustment items permitted in calculating Adjusted EBITDA under the Senior Secured Credit Facility and the indentures governing the Senior Notes. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants.
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
Our ability to meet the covenants specified above in future periods will depend on events beyond our control, and we cannot assure you that we will meet those ratios. A breach of any of these covenants in the future could result in a default under, or an inability to undertake certain activities in compliance with, the Senior Secured Credit Facility and the indentures governing the Senior Notes, at which time the lenders could elect to declare all amounts outstanding under the Senior Secured Credit Facility to be immediately due and payable. Any such acceleration would also result in a default under the indentures governing the Senior Notes.

The following table provides a reconciliation from our net earnings (loss) to EBITDA and Adjusted EBITDA for the three and six months ended June 24, 2012 and June 26, 2011, and the fiscal year ended December 25, 2011. The terms and related calculations are defined in the Senior Secured Credit Facility and the indentures governing the 8.25% Senior Notes, and 9.25% Senior Notes.

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011	December 25, 2011
Net earnings (loss)	$(10,560)	$7,581	$(1,021)	$27,833	$(46,914)
Interest expense, net	60,484	51,993	110,038	103,241	208,078
Income tax expense (benefit)	(7,935)	(629)	(1,858)	12,634	22,103
Depreciation and amortization expense	21,566	22,492	42,056	42,902	88,476
EBITDA	$63,555	$81,437	$149,215	$186,610	$271,743
Non-cash items (a)	3,727	5,104	1,599	3,882	152,245
Non-recurring items (as defined) (b)	17,018	12,983	18,824	14,652	20,264
Other adjustment items (c)	1,035	816	5,570	2,054	5,440
Adjusted EBITDA	85,335	100,340	175,208	207,198	449,692
Last twelve months Adjusted EBITDA			$417,702

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011	December 25, 2011
Non-cash compensation charges (1)	$300	$300	$600	$600	$1,151
Unrealized losses resulting from hedging activities (2)	3,427	3,518	999	1,996	1,608
Goodwill impairment charges (3)	—	—	—	—	122,900
Other impairment charges (4)	—	1,286	—	1,286	26,586
Total non-cash items	$3,727	$5,104	$1,599	$3,882	$152,245
 _________________

(1)	For the three and six months ended June 24, 2012 and June 26, 2011, and the fiscal year ended December 25, 2011, represents non-cash compensation charges related to the granting of equity awards.

(2)
For the three and six months ended June 24, 2012 and June 26, 2011, and the fiscal year ended December 25, 2011, represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under foreign exchange and commodity derivative contracts.

(3)	For the fiscal year ended December 25, 2011, represents goodwill impairments on the Breakfast ($51,700), Private Label ($49,700) and Food Service ($21,500) reporting units.

(4)
For the three and six months ended June 26, 2011 represents a plant asset impairment on the previously announced closure of the Tacoma, WA facility. For the fiscal year ended December 25, 2011, represents tradename impairments on Aunt Jemima ($23,700), Lenders ($1,200) and Bernstein's ($400) in addition to the plant asset impairment at Tacoma.

(b)	Non-recurring items as defined in our Senior Secured Credit Facility are comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011	December 25, 2011
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$1,307	$8,787	$1,623	$9,037	$8,771
Restructuring charges, integration costs and other business optimization expenses (2)	4,092	3,639	5,477	5,004	9,485
Employee severance (3)	828	557	933	611	2,008
Other non-recurring items (4)	10,791	—	10,791	—
Total other adjustments	$17,018	$12,983	$18,824	$14,652	$20,264
_________________

(1)
For the three and six months ended June 24, 2012 primarily represents costs related to due diligence investigations and special project expenses. For the three and six months ended June 26, 2011 and fiscal year ended December 25, 2011, primarily represents costs related to due diligence investigation and includes an $8.5 million legal settlement related to the Lehman Brothers Special Financing claim.

(2)
For the three and six months ended June 24, 2012, primarily represents restructuring charges, consulting and business optimization expenses related to the closings of the Tacoma, WA, Fulton, NY, Green Bay, WI and Millsboro, DE facilities. For the three and six months ended June 26, 2011, and the fiscal year ended December 25, 2011, primarily represents restructuring charges, consulting and business optimization expenses related to the closings of the Tacoma, WA and Fulton, NY facilities.

(3)	For the three and six months ended June 24, 2012 and June 26, 2011, and the fiscal year ended December 25, 2011, represents severance costs paid, or to be paid, to terminated employees.

(4)
For the three and six months ended June 24, 2012, represents the premium paid on the redemption of $199.0 million of 10.625% Senior Subordinated Notes and the premium paid on the repurchase and retirement of $10.0 million of 9.25% Senior Notes.

(c)	Other adjustment items are comprised of the following:

(thousands of dollars)	Three months ended		Six months ended		Fiscal Year Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011	December 25, 2011
Management, monitoring, consulting and advisory fees (1)	$1,035	$1,152	$2,346	$2,340	$4,572
Other (2)	—	(336)	3,224	(286)	868
Total other adjustments	$1,035	$816	$5,570	$2,054	$5,440
_________________

(1)	For the three and six months ended June 24, 2012 and June 26, 2011, and the fiscal year ended December 25, 2011, represents management/advisory fees and expenses paid to an affiliate of Blackstone.

(2)
For the three and six months ended June 24, 2012 and the fiscal year ended December 25, 2011, primarily represents the recall of Aunt Jemima product. For the the fiscal year ended December 25, 2011, this also includes a gain on the sale of the Watsonville, CA property. For three and six months ended June 26, 2011, represents gain on the sale of the Watsonville, CA property.

Our covenant requirements and actual ratios for the twelve months ended June 24, 2012 are as follows:

	Covenant Requirement	Actual Ratio
Senior Secured Credit Facility
Net First Lien Leverage Ratio (1)	5.25 to 1.00	3.75
Senior Secured Leverage Ratio (2)	4.75 to 1.00	3.70
Total Leverage Ratio (3)	Not applicable	6.19
Senior Notes (4)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (5)	2.00 to 1.00	2.19
 _________________

(1)
Pursuant to the terms of the Senior Secured Credit Facility, we are required to maintain a ratio of Net First Lien Secured Debt to Adjusted EBITDA of no greater than 5.25 to 1. Net First Lien Secured Debt is defined as our aggregate consolidated secured indebtedness, plus capital lease obligations less the aggregate amount of all unrestricted cash and cash equivalents.

(2)
Pursuant to the terms of the Senior Secured Credit Facility, we are also required to maintain a ratio of Consolidated Senior Secured Debt to Adjusted EBITDA of no greater than 4.75 to 1. Consolidated Senior Secured Debt is defined as our aggregate consolidated secured indebtedness, less the aggregate amount of all unrestricted cash and cash equivalents.

(3)
The Total Leverage Ratio is not a financial covenant but is used to determine the applicable rate under the Senior Secured Credit Facility. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Adjusted EBITDA.

(4)
Our ability to incur additional debt and make certain restricted payments under the indentures governing the Senior Notes, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0:1.

(5)
Fixed charges is defined in the indentures governing the Senior Notes as (i) consolidated interest expense (excluding specified items) plus consolidated capitalized interest less consolidated interest income, plus (ii) cash dividends and distributions paid on preferred stock or disqualified stock.

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

Subsequent to the end of the first quarter of fiscal 2012, there was a significant change in our contractual obligations and commitments related to long-term debt and related interest as a result of the amendment and restatement of our Senior Secured Credit Facility. See Note 8 - Debt and Interest Expense for further details. Our contractual commitments related to our debt is as follows:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt (1)	$2,605,625	$11,456	$564,097	$1,248,072	$782,000
Projected interest payments on long term debt (2)	725,382	80,400	313,000	296,000	35,982
Total	$3,331,007	$91,856	$877,097	$1,544,072	$817,982

(1)	Long-term debt at face value includes scheduled principal repayments and excludes interest payments.

(2)
The total projected interest payments on long-term debt are based upon borrowings and interest rates as of June 24, 2012, including the effect of interest rate swaps in place. The interest rate on variable rate debt is subject to changes beyond our control and may result in actual interest expense and payments differing from the amounts above.

Off-Balance Sheet Arrangements

As of June 24, 2012, we did not have any off-balance sheet obligations.

Accounting Policies and Pronouncements

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” (“ASU 2012-02”). In accordance with the amendments in ASU 2012-02, an entity has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If the entity determines that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value, the entity will be required to perform the quantitative test. The amendments in ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. However, early adoption is permitted. We are currently evaluating whether we will elect to early adopt in the current fiscal year.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 24, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 24, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1:    LEGAL PROCEEDINGS

No material legal proceedings are currently pending.

ITEM 1A:    RISK FACTORS

Our risk factors are summarized under the“Item 1A: Risk Factors” section of our Form 10-Q for the three months ended March 25, 2012. There have been no material changes to our risk factors since the filing of that 10-Q.

ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4:    MINE SAFETY DISCLOSURES
None

ITEM 5:    OTHER INFORMATION
None

ITEM 6:     EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibit Number	Description of exhibit

10.1*	Fifth Amendment to the Credit Agreement, dated April 17, 2012, by and among Pinnacle Foods Finance LLC, Peak Finance Holdings LLC, Barclays Bank PLC, the Guarantors and the Other Lenders Party

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

32.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)

101.1*
The following materials are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Member’s Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information. (B)

*    Identifies exhibits that are filed as attachments to this document.

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

PINNACLE FOODS FINANCE LLC

By:	/s/ Craig Steeneck
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	August 8, 2012