Form 10-Q
period 2012-09-23
Pinnacle Foods Finance LLC
filed 2012-11-07
CIK 1420566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 23, 2012
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
As of November 7, 2012, 100% of the registrant's outstanding limited liability company interests were held by Peak Finance Holdings LLC, its sole member.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

Unaudited consolidated financial statements begin on the following page

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands of dollars)

	Three months ended		Nine months ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Net sales	$567,905	$574,746	$1,773,425	$1,783,081
Cost of products sold	438,564	440,496	1,376,251	1,353,759
Gross profit	129,341	134,250	397,174	429,322
Operating expenses
Marketing and selling expenses	38,336	43,306	130,540	131,764
Administrative expenses	21,349	19,510	66,089	62,640
Research and development expenses	2,677	2,282	8,211	6,343
Other expense (income), net	7,084	3,858	25,280	19,573
Total operating expenses	69,446	68,956	230,120	220,320
Earnings before interest and taxes	59,895	65,294	167,054	209,002
Interest expense	44,462	52,241	154,601	155,624
Interest income	4	97	105	239
Earnings before income taxes	15,437	13,150	12,558	53,617
Provision for income taxes	5,559	373	3,701	13,007
Net earnings	$9,878	$12,777	$8,857	$40,610
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)
(thousands of dollars)

	Three months ended		Nine months ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Net earnings	$9,878	$12,777	$8,857	$40,610
Other comprehensive earnings
Swaps mark to market adjustments	(1,448)	7,352	686	14,075
Amortization of deferred mark-to-market adjustment on terminated swaps	—	473	445	1,685
Foreign currency translation	118	(135)	341	264
Loss (gain) on pension actuarial assumptions	—	1,667	(76)	1,667
Tax benefit (provision) on other comprehensive earnings	393	(3,347)	(792)	(6,723)
Total other comprehensive (loss) earnings - net of tax	(937)	6,010	604	10,968
Total comprehensive earnings	$8,941	$18,787	$9,461	$51,578

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(thousands of dollars)

	September 23, 2012	December 25, 2011
Current assets:
Cash and cash equivalents	$5,891	$151,031
Accounts receivable, net of allowances of $6,085 and $5,440, respectively	166,279	159,981
Inventories	402,820	335,812
Other current assets	7,150	7,549
Deferred tax assets	72,844	71,109
Total current assets	654,984	725,482
Plant assets, net of accumulated depreciation of $255,029 and $205,281, respectively	495,916	501,283
Tradenames	1,604,512	1,604,512
Other assets, net	161,518	178,849
Goodwill	1,441,495	1,441,495
Total assets	$4,358,425	$4,451,621

Current liabilities:
Short-term borrowings	$560	$1,708
Current portion of long-term obligations	30,406	15,661
Accounts payable	186,805	152,869
Accrued trade marketing expense	39,104	35,125
Accrued liabilities	125,681	128,785
Total current liabilities	382,556	334,148
Long-term debt (includes $62,335 and $121,992 owed to related parties, respectively)	2,583,635	2,738,650
Pension and other postretirement benefits	84,558	93,406
Other long-term liabilities	29,877	22,099
Deferred tax liabilities	423,107	417,966
Total liabilities	3,503,733	3,606,269
Commitments and contingencies (Note 11)
Member’s equity:
Limited liability company interests	—	—
Additional paid-in-capital	697,231	697,352
Retained earnings	209,293	200,436
Accumulated other comprehensive loss	(51,832)	(52,436)
Total member’s equity	854,692	845,352
Total liabilities and member’s equity	$4,358,425	$4,451,621

See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of dollars)

	Nine months ended
	September 23, 2012	September 25, 2011
Cash flows from operating activities
Net earnings	$8,857	$40,610
Non-cash charges (credits) to net earnings
Depreciation and amortization	68,542	65,065
Amortization of discount on term loan	669	904
Amortization of debt acquisition costs	6,745	7,812
Call premium on note redemptions	14,255	—
Refinancing costs and write off of debt issuance costs	17,482	—
Amortization of deferred mark-to-market adjustment on terminated swaps	444	1,684
Plant asset impairment charges	—	1,286
Change in value of financial instruments	(2,002)	3,984
Equity-based compensation charge	725	900
Pension expense, net of contributions	(8,924)	(11,313)
Other long-term liabilities	3,210	(1,375)
Other long-term assets	(601)	170
Deferred income taxes	2,637	10,797
Changes in working capital
Accounts receivable	(5,974)	(32,925)
Inventories	(66,822)	(76,919)
Accrued trade marketing expense	3,853	(7,607)
Accounts payable	14,198	51,533
Accrued liabilities	4,340	9,621
Other current assets	750	4,892
Net cash provided by operating activities	62,384	69,119
Cash flows from investing activities
Capital expenditures	(49,796)	(90,832)
Proceeds from sale of plant assets	570	7,900
Net cash used in investing activities	(49,226)	(82,932)
Cash flows from financing activities
Proceeds from bank term loans	842,625	—
Repayments of long-term obligations	(625,172)	—
Repurchase of notes	(373,255)	—
Proceeds from short-term borrowings	1,216	845
Repayments of short-term borrowings	(2,364)	(2,002)
Borrowings under revolving credit facility	5,000	—
Repayments of revolving credit facility	(5,000)	—
Repayment of capital lease obligations	(2,803)	(1,997)
Equity contributions	—	558
Repurchases of equity	(846)	(1,624)
Debt acquisition costs	(17,414)	(546)
Change in bank overdrafts	19,327	—
Other financing	—	2,730
Net cash used in financing activities	(158,686)	(2,036)
Effect of exchange rate changes on cash	388	(60)
Net change in cash and cash equivalents	(145,140)	(15,909)
Cash and cash equivalents - beginning of period	151,031	115,286
Cash and cash equivalents - end of period	$5,891	$99,377

Supplemental disclosures of cash flow information:
Interest paid	$138,622	$133,770
Interest received	105	193
Income taxes paid (refunded)	1,933	(2,365)
Non-cash investing and financing activities:
New capital leases	1,549	1,500
See accompanying Notes to Unaudited Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (unaudited)
(thousands of dollars, except share amounts)

	Additional Paid In Capital	Retained earnings	Accumulated Other Comprehensive Loss	Total Member’s Equity

Balance, December 26, 2010	$697,267	$247,350	$(49,532)	$895,085
Equity contributions:
Cash	558			558
Repurchases of equity	(1,624)			(1,624)
Equity related compensation	900			900
Comprehensive earnings		40,610	10,968	51,578
Balance, September 25, 2011	$697,101	$287,960	$(38,564)	$946,497

Balance, December 25, 2011	$697,352	$200,436	$(52,436)	$845,352
Equity contributions:
Cash	—			—
Repurchases of equity	(846)			(846)
Equity related compensation	725			725
Comprehensive earnings		8,857	604	9,461
Balance, September 23, 2012	$697,231	$209,293	$(51,832)	$854,692

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
The Company's Duncan Hines Grocery division manages the Leadership Brands in the baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), and table syrups (Mrs. Butterworth's and Log Cabin) categories, and its Foundation Brands in the canned meat (Armour, Nalley, Brooks), pie and pastry fillings (Comstock, Wilderness), barbecue sauces (Open Pit) and salad dressing (Bernstein's) categories as well as all Canadian operations. The Company refers to the sum of its Birds Eye Frozen segment and its Duncan Hines Grocery segment as the North American retail businesses.
The Company's Specialty Foods Division consists of snack products (Tim's Cascade and Snyder of Berlin) and the foodservice and private label businesses.
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

2. Interim Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of September 23, 2012, the results of operations for the three and nine months ended September 23, 2012 and September 25, 2011, and the cash flows for the nine months ended September 23, 2012 and September 25, 2011. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 25, 2011.

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

Level 3:	Unobservable inputs that reflect the Company’s assumptions.
The Company’s financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value as of September 23, 2012	Fair Value Measurements Using Fair Value Hierarchy			Fair Value as of December 25, 2011	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate derivatives	$—	$—	$—	$—	$1,335	$—	$1,335	$—
Foreign currency derivatives	531	—	531	—	931	—	931	—
Commodity derivatives	882	—	882	—	142	—	142	—
Total assets at fair value	$1,413	$—	$1,413	$—	$2,408	$—	$2,408	$—

Liabilities
Interest rate derivatives	$4,462	$—	$4,462	$—	$7,836	$—	$7,836	$—
Foreign currency derivatives	1,050	—	1,050	—	—	—	—	—
Commodity derivatives	256	—	256	—	1,615	—	1,615	—
Total liabilities at fair value	$5,768	$—	$5,768	$—	$9,451	$—	$9,451	$—

The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk.

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate, commodity, and foreign exchange forward curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company had no fair value measurements based upon significant unobservable inputs (Level 3) as of September 23, 2012 or December 25, 2011.

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

4. Other Expense (Income), net

	Three months ended		Nine months ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Other expense (income), net consists of:
Amortization of intangibles/other assets	$3,879	$4,047	$11,647	$12,129
Redemption premium on the early extinguishment of debt	3,470	—	14,255	—
Lehman Brothers Specialty Financing settlement	—	—	—	8,500
Gain on sale of the Watsonville, CA facility	—	—	—	(391)
Royalty income and other	(265)	(189)	(622)	(665)
Total other expense (income), net	$7,084	$3,858	$25,280	$19,573

Redemption premium on the early extinguishment of debt. On April 19, 2012, as part of a debt refinancing (the "April 2012 Refinancing") the Company redeemed all $199.0 million of its outstanding 10.625% Senior Subordinated Notes at a redemption price of 105.313% of the aggregate principal amount. In addition, on June 5, 2012, the Company repurchased and retired $10.0 million of 9.25% Senior Notes at a price of 102.125% of the aggregate principal amount. On September 20, 2012, as part of a debt refinancing (the "September 2012 Refinancing") the Company redeemed $150.0 million of its outstanding 9.25% Senior Subordinated Notes at a redemption price of 102.313% of the aggregate principal amount. For more information on debt refinancing see Note 8 to the Consolidated Financial Statements for Debt and Interest Expense.

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

Sale of the Watsonville, CA facility. On June 24, 2011, the Company completed the sale of its Watsonville, CA facility which had been recorded as an asset held for sale. The proceeds of the sale were $7.9 million and resulted in a $0.4 million gain recorded in Other Expense (Income), net in the nine months ended September 25, 2011.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

5. Balance Sheet Information

Accounts Receivable. Customer accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for cash discounts, returns and bad debts is the Company's best estimate of the amount of uncollectible amounts in its existing accounts receivable. The Company determines the allowance based on historical discounts taken and write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance when the Company concludes it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers. Accounts receivable are as follows:

	September 23, 2012	December 25, 2011
Customers	$162,590	$154,949
Allowances for cash discounts, bad debts and returns	(6,085)	(5,440)
Subtotal	156,505	149,509
Other receivables	9,774	10,472
Total	$166,279	$159,981

Inventories. Inventories are as follows:

	September 23, 2012	December 25, 2011
Raw materials, containers and supplies	$67,060	$66,247
Finished product	335,760	269,565
Total	$402,820	$335,812

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

Other Current Assets. Other Current Assets are as follows:

	September 23, 2012	December 25, 2011
Prepaid expenses	$5,722	$6,540
Prepaid income taxes	1,428	1,009
Total	$7,150	$7,549

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Plant Assets. Plant assets are as follows:

	September 23, 2012	December 25, 2011
Land	$18,001	$18,001
Buildings	186,975	163,397
Machinery and equipment	515,194	474,556
Projects in progress	30,775	50,610
Subtotal	750,945	706,564
Accumulated depreciation	(255,029)	(205,281)
Total	$495,916	$501,283

Depreciation was $22,607 and $56,895 during the three and nine months ended September 23, 2012, respectively. Depreciation was $18,117 and $52,937 during the three and nine months ended September 25, 2011, respectively. As of September 23, 2012 and December 25, 2011, Plant Assets included assets under capital lease with a book value of $22,292 and $17,614 (net of accumulated depreciation of $7,728 and $5,257), respectively.

Accounts Payable. Accounts payable are as follows:

	September 23, 2012	December 25, 2011
Accounts payable	$186,805	$152,869
As of September 23, 2012 Accounts payable includes bank overdrafts of $19,327.

Accrued Liabilities. Accrued liabilities are as follows:

	September 23, 2012	December 25, 2011
Employee compensation and benefits	$58,534	$50,891
Interest payable	27,118	36,840
Consumer coupons	2,988	3,170
Accrued restructuring charges (see note 7)	10,450	4,076
Accrued financial instrument contracts (see note 10)	1,201	9,451
Other	25,390	24,357
Total	$125,681	$128,785
Other Long-Term Liabilities. Other long-term liabilities are as follows:

	September 23, 2012	December 25, 2011
Employee compensation and benefits	$8,887	$9,589
Long-term rent liability and deferred rent allowances	10,458	6,594
Liability for uncertain tax positions	1,951	1,788
Accrued financial instrument contracts (see note 10)	4,567	—
Other	4,014	4,128
Total	$29,877	$22,099

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

6. Goodwill, Tradenames and Other Assets
Goodwill
Goodwill by segment is as follows:

	Birds Eye Frozen	Duncan Hines Grocery	Specialty Foods	Total
Balance, December 25, 2011	$527,069	$740,465	$173,961	$1,441,495

Balance, September 23, 2012	$527,069	$740,465	$173,961	$1,441,495

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

Tradenames

Tradenames by segment are as follows:

	Birds Eye	Duncan Hines	Specialty
	Frozen	Grocery	Foods	Total
Balance, December 25, 2011	$796,680	$771,832	$36,000	$1,604,512
		—
Balance, September 23, 2012	$796,680	$771,832	$36,000	$1,604,512

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Other Assets

	September 23, 2012
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(28,971)	$23,839
Customer relationships - Distributors	36	125,746	(27,246)	98,500
Customer relationships - Food Service	7	36,143	(30,981)	5,162
Customer relationships - Private Label	7	9,214	(8,390)	824
License	7	4,875	(2,052)	2,823
Total amortizable intangibles		$228,788	$(97,640)	$131,148
Deferred financing costs		59,403	(33,466)	25,937
Other (1)		4,433	—	4,433
Total other assets, net				$161,518
	Amortizable intangibles by segment
	Birds Eye Frozen			$71,290
	Duncan Hines Grocery			50,164
	Specialty Foods			9,694
				$131,148

	December 25, 2011
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(25,084)	$27,726
Customer relationships - Distributors	36	125,746	(22,947)	102,799
Customer relationships - Food Service	7	36,143	(28,472)	7,671
Customer relationships - Private Label	7	9,214	(7,989)	1,225
License	7	4,875	(1,500)	3,375
Total amortizable intangibles		$228,788	$(85,992)	$142,796
Deferred financing costs		77,112	(46,228)	30,884
Financial instruments (see note 10)		1,335	—	1,335
Other (1)		3,834	—	3,834
Total other assets, net				$178,849
	Amortizable intangibles by segment
	Birds Eye Frozen			$76,054
	Duncan Hines Grocery			53,948
	Specialty Foods			12,794
				$142,796

(1) As of September 23, 2012 Other consists of security deposits and hedge contracts. As of December 25, 2011, Other consists of security deposits.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Amortization of intangible assets was $3,879 and $11,647 for the three and nine months ended September 23, 2012, respectively. Amortization of intangible assets was $4,047 and $12,129 for the three and nine months ended September 25, 2011, respectively. Estimated amortization expense for each of the next five years and thereafter is as follows: remainder of 2012 -$4,200 ; 2013 - $15,500; 2014 - $12,200; 2015 - $10,900; 2016 - $10,300 and thereafter - $78,100.

Deferred Financing Costs
All deferred financing costs, which relate to the Senior Secured Credit Facility and Senior Notes are amortized into interest expense over the life of the related debt facility using the effective interest method. On April 17, 2012, as part the April 2012 Refinancing, the Company expensed financing costs of $7,526 and wrote off deferred financing costs of $5,450. On August 30, 2012, as part of the September 2012 Refinancing, the Company wrote off deferred financing costs of $2,641. In 2012, the Company capitalized costs of $2,769 and $9,889 for the three and nine months ended September 23, 2012. These costs primarily consisted of arrangement and legal fees. In addition, amortization of deferred financing costs was $1,910 and $6,745 during the three and nine months ended September 23, 2012, respectively. Amortization of deferred financing costs was $2,620 and $7,812 during the three and nine months ended September 25, 2011, respectively. For more information on debt refinancings, see Note 8 to the Consolidated Financial Statements for Debt and Interest Expense.
The following summarizes deferred financing cost activity:

	Gross Carrying Amount	Accumulated Amortization	Net
Balance, December 25, 2011	$77,112	$(46,228)	$30,884
2012 - Additions	9,889	—	9,889
- Amortization	—	(6,745)	(6,745)
- Write Off	(27,598)	19,507	(8,091)
Balance, September 23, 2012	$59,403	$(33,466)	$25,937

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

7. Restructuring Charges

Pickle supply chain improvements
On May 25, 2012, the Company announced plans to further improve the efficiency of its supply chain by consolidating its Vlasic pickle production into one plant in Imlay City, MI. The Company's decision to focus on its branded Vlasic business and de-emphasize its lower-margin, un-branded pickle business was the catalyst for this consolidation.
Millsboro, DE plant closure related charges
The Company's other pickle production plant, located in Millsboro, DE, is expected to end production around year-end 2012. The Company recorded employee termination costs of $150 and $1,472 in the three and nine months ended September 23, 2012, respectively. The Company recorded asset retirement obligation charges of zero and $750 in the three and nine months ended September 23, 2012, respectively. In addition, the Company recorded accelerated depreciation charges of $6,631 and $8,367 in the three and nine months ended September 23, 2012, respectively. The Company anticipates recording additional accelerated depreciation charges of $6,245 throughout the remainder of fiscal 2012. All restructuring charges related to the consolidation of the Company's pickle production are recorded in the Duncan Hines Grocery segment and in the Cost of products sold line in the Consolidated Statements of Operations.
Exit low-margin un-branded business charge
As a result of exiting the lower-margin un-branded pickle business, the Company terminated the use of a third party ingredients storage facility in the third quarter of 2012. In doing so, the Company accrued contract termination and other fees of $6,483 in both the three and nine months ended September 23, 2012. In addition, the Company recorded accelerated depreciation charges at its Imlay City, MI plant for assets used in the low-margin un-branded pickle business. These charges were $814 in both the three and nine months ended September 23, 2012. The Company anticipates recording additional accelerated depreciation charges of $769 throughout the remainder of fiscal 2012. All restructuring charges related to exiting the low-margin un-branded pickle business are recorded in the Specialty foods segment and in the Cost of products sold line in the Consolidated Statements of Operations.

Green Bay, WI Research Facility

On May 15, 2012, the Company announced plans to relocate the Birds Eye Frozen Division Research and Development team from Green Bay, WI to its new facility at its Parsippany, NJ headquarters. The Company believes that the relocation will allow for seamless collaboration between marketing, sales, procurement and R&D that will drive superior brand innovation, marketing and productivity. The Green Bay, WI research facility will close in December 2012. The Company recorded employee termination costs of $233 and $960 in the three and nine months ended September 23, 2012, respectively. In addition, the Company recorded accelerated depreciation charges of $232 and $419 in the three and nine months ended September 23, 2012, respectively. The Company anticipates recording additional accelerated depreciation charges of $400 throughout the remainder of fiscal 2012. All restructuring charges related to the closure of the Green Bay, WI research facility are recorded in the Birds Eye Frozen segment and in the Research and development line in the Consolidated Statements of Operations.

Fulton, NY Plant
On April 15, 2011, the Company announced plans to consolidate the Birds Eye Frozen segment's Fulton, NY plant operations into its Darien, WI and Waseca, MN facilities in order to locate vegetable processing closer to the crop-growing region and thus reduce the related freight costs. In connection with this project, the Company made significant capital investments in its Darien, WI and Waseca, MN plants. The Company recorded accelerated depreciation costs of zero and $2,324 in the three and nine months ended September 23, 2012, respectively. The Company recorded employee termination costs of zero and $1,850 in the three and nine months ended September 25, 2011, respectively. In addition, the Company recorded accelerated depreciation costs of $2,555 and $5,190 in the three and nine months ended September 25, 2011, respectively. All restructuring charges related to the closure of the Fulton, NY plant are recorded in the Birds Eye Frozen segment and in the Cost of products sold line in the Consolidated Statements of Operations. Severance payments were substantially completed in the third quarter of 2012.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Tacoma, WA Plant
On December 3, 2010, in an effort to improve its supply chain operations, the Company announced the closure of the Tacoma, WA plant and the consolidation of production into its Fort Madison, IA plant. The Company recorded accelerated depreciation costs of zero and $307 in the three and nine months ended September 23, 2012, respectively. The Company recorded accelerated depreciation costs of zero and $4,782 in the three and nine months ended and September 25, 2011, respectively. In addition, the Company recorded asset impairment charges of zero and $1,286 in the three and six months ended September 25, 2011, respectively, upon ceasing use of the facility at the end of the second quarter of 2011. All restructuring charges related to the closure of the Tacoma, WA plant are recorded in the Duncan Hines Grocery segment and in the Cost of products sold line in the Consolidated Statements of Operations. Severance payments were substantially completed in the second quarter of 2012.
The following table summarizes total restructuring charges accrued as of September 23, 2012.

Description	Balance, December 25, 2011	Expense	Other increases		Payments	Balance, September 23, 2012
Facility shutdowns	$1,201	$—	$776	(1)	$—	$1,977
Contract termination and other fees	—	6,483	—		(650)	5,833
Employee severance	2,875	2,432	—		(2,667)	2,640
Total	$4,076	$8,915	$776		$(3,317)	$10,450

(1) Consists of asset retirement obligations at the Millsboro, DE plant.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

8. Debt and Interest Expense

	September 23, 2012	December 25, 2011
Short-term borrowings
- Notes payable	$560	$1,708
Total short-term borrowings	$560	$1,708
Long-term debt
- Senior Secured Credit Facility - Tranche B Non Extended Term Loans due 2014	$246,400	$1,196,875
- Senior Secured Credit Facility - Tranche B Extended Term Loans due 2016	639,497	—
- Senior Secured Credit Facility - Tranche D Term Loans due 2014	—	313,194
- Senior Secured Credit Facility - Tranche E Term Loans due 2018	399,000	—
- Senior Secured Credit Facility - Tranche F Term Loans due 2018	450,000	—
- 9.25% Senior Notes due 2015	465,000	625,000
- 8.25% Senior Notes due 2017	400,000	400,000
- 10.625% Senior Subordinated Notes due 2017	—	199,000
- Unamortized discount on long term debt	(7,555)	(2,712)
- Capital lease obligations	21,699	22,954
	2,614,041	2,754,311
Less: current portion of long-term obligations	30,406	15,661
Total long-term debt	$2,583,635	$2,738,650

Interest expense	Three months ended		Nine months ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Interest expense, third party	$37,972	$41,520	$118,021	$124,601
Related party interest expense	665	1,406	2,751	4,199
Amortization of debt acquisition costs (Note 6)	1,910	2,620	6,745	7,812
Write-off of debt acquisition costs (Note 6)	2,641	—	8,091	—
Write-off of loan discount	—	—	1,864	—
Financing costs (Note 6)	—	—	7,526	—
Amortization of deferred mark-to-market adjustment on terminated swaps (Note 10)	—	473	444	1,684
Interest rate swap losses (Note 10)	1,274	6,222	9,159	17,328
Total interest expense	$44,462	$52,241	$154,601	$155,624

Senior Secured Credit Facility

On August 30, 2012, as part of the September 2012 Refinancing, the Company entered into the first amendment to the amended and restated Senior Secured Credit Facility (as amended, the “Senior Secured Credit Facility”), which provided for incremental term loans in the amount of $450.0 million (the “Tranche F Term Loans”). The Company used proceeds from the Tranche F Term Loans to pay off $300.0 million of the aggregate principle amount of Tranche B Non Extended Term Loans due 2014.
On September 20, 2012 the Company redeemed $150.0 million aggregate principle amount of its 9.25% Senior Notes due 2015 using proceeds from the Tranche F Term Loans. This is explained in greater detail under the section titled, “Senior Notes and Senior Subordinated Notes.”

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

In connection with the refinancing, the Company incurred deferred financing fees which are explained in detail in Note 6 to the Consolidated Financial Statements, “Goodwill, Tradenames and Other Assets”. Also, the Company incurred $3.4 million of original issue discount on its new Tranche F Term Loans.
The stated maturity date of the Tranche F Term Loans is October 17, 2018. However, the maturity date would be accelerated as follows:

•	if more than $150.0 million of the 9.25% Senior Notes are outstanding on December 31, 2014, then the maturity date of the Tranche F Term Loans would be December 31, 2014; or

•	if more than $150.0 million of the 8.25% Senior Notes are outstanding on June 2, 2017, then the maturity date of the Tranche F Term Loans would be June 2, 2017.

On April 17, 2012, as part of the April 2012 Refinancing, the Company entered into an amendment and restatement of the Senior Secured Credit Facility. The Senior Secured Credit Facility provides for (i) an extension of the maturity date of a portion of the existing term loan B facility (the “Tranche B Extended Term Loans”) in the initial amount of $641.1 million, while a portion of the existing term loan B facility (the "Tranche B Non Extended Term Loans") in the initial amount of $550.0 million retained their original terms, (ii) the issuance of a new term loan E facility (the “Tranche E Term Loans”) in the initial amount of $400.0 million, and (iii) the replacement of the existing revolving credit facility with a new $150.0 million revolving credit facility (the “Revolving Credit Facility”). The Senior Secured Credit Facility, as well as the indentures covering the various notes referenced below, subject the company to various financial and non-financial covenants. The Company used proceeds from the Tranche E Term Loans to pay off all of its outstanding balance of $313.2 million aggregate principal amount of Tranche D Term Loans.
On April 19, 2012, the Company redeemed all $199.0 million aggregate principal amount of its outstanding 10.625% Senior Subordinated Notes using proceeds from the Tranche E Term Loans along with available cash. This is explained in greater detail under the section titled, "Senior Notes and Senior Subordinated Notes."

In connection with the refinancing, the Company incurred deferred financing fees which are explained in detail in Note 6 to the Consolidated Financial Statements, "Goodwill, Tradenames and Other Assets". Also, the Company incurred $4.0 million of original issue discount on its new Tranche E Term Loans.

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

There were no borrowings outstanding under the Revolving Credit Facility as of September 23, 2012 and December 25, 2011.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

The total combined amount of the Senior Secured Credit Facility Loans that were owed to affiliates of Blackstone as of September 23, 2012 and December 25, 2011, was $62,335 and $121,992, respectively.

The Company’s borrowings under the Senior Secured Credit Facility, bear interest at a floating rate and are maintained as base rate loans or as Eurocurrency rate loans. Base rate loans bear interest at the base rate plus the applicable base rate margin, as defined in the Senior Secured Credit Facility. The base rate is defined as the higher of (i) the prime rate and (ii) the Federal Reserve reported overnight funds rate plus 1/2 of 1%. Eurocurrency rate loans bear interest at the adjusted Eurocurrency rate, as described in the Senior Secured Credit Facility, plus the applicable Eurocurrency rate margin. With respect to Tranche E and Tranche F Term Loans, the Eurocurrency rate shall be no less than 1.25% per annum and the base rate shall be no less than 2.25%  per annum.
The applicable margins with respect to the Company’s Senior Secured Credit Facility vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on the Company’s leverage ratio as defined in the credit agreement. The applicable margins with respect to the Senior Secured Credit Facility as of September 23, 2012 were:
Applicable Margin (per annum)

Revolving Credit Facility and Letters of Credit			Tranche B Non Extended Term Loans		Tranche B Extended Term Loans
Eurocurrency Rate	Base Rate	Commitment Fees Rate	Eurocurrency Rate	Base Rate	Eurocurrency Rate	Base Rate
3.50%	2.50%	0.50%	2.50%	1.50%	3.50%	2.50%

			Tranche E Term Loans		Tranche F Term Loans
			Eurocurrency Rate	Base Rate	Eurocurrency Rate	Base Rate
			3.50%	2.50%	3.50%	2.50%

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
A commitment fee of 0.50% per annum is applied to the unused portion of the Revolving Credit Facility. As of September 23, 2012 and December 25, 2011, the Eurocurrency interest rate on the revolving credit facility was 2.72% and 2.79%, respectively, however there were no borrowings outstanding as of September 23, 2012 or during 2011. For the three and nine months ending September 23, 2012, the weighted average interest rate on the revolving credit facility calculated on the base rate was 5.66%. For the three and nine months ended September 23, 2012, the weighted average interest rate on the term loan components of the Senior Credit Facility was 3.75% and 3.63%, respectively. For the three and nine months ended September 25, 2011, the weighted average interest rate on the term loan components of the Senior Credit Facility was 3.47% and 3.49%, respectively. As of September 23, 2012 and December 25, 2011 the Eurocurrency interest rate on the term loan facilities was 4.09% and 3.46%, respectively.
The Company pays a fee for all outstanding letters of credit drawn against the Revolving Credit Facility at an annual rate equivalent to the Applicable Margin then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility cannot exceed $50,000. As of September 23, 2012 and December 25, 2011, the Company had utilized $31,016 and $33,568, respectively of the Revolving Credit Facility for letters of credit. As of September 23, 2012 and December 25, 2011, there were no borrowings under the Revolving Credit Facility. As of September 23, 2012 and December 25, 2011, respectively, there was $118,984 and $116,432 of borrowing capacity under the Revolving Credit Facility, of which $18,984 and $16,432 was available to be used for letters of credit.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Under the terms of the Senior Secured Credit Facility, the Company is required to use 50% of its “Excess Cash Flow” to prepay the Senior Secured Credit Facility loans. Excess Cash Flow is defined as consolidated net income (as defined), as adjusted for certain items, including (1) all non-cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principal payments on indebtedness and (5) certain other items defined in the Senior Secured Credit Facility. In December 2011, the Company made voluntary prepayments on its Senior Secured Credit Facility of $55.0 million. As a result of this prepayment, no payment was due under the Excess Cash Flow requirements of Senior Secured Credit Facility for the 2011 reporting year. In December 2012, the Company will determine if amounts are due under the Excess Cash Flow requirements of the Senior Secured Credit Facility for the 2012 reporting year.

The Senior Secured Credit Facility loans mature in quarterly 0.25% installments. The aggregate maturities of the Tranche B Non Extended Term Loans outstanding as of September 23, 2012 are $3.1 million in the remainder of 2012, $12.5 million in 2013 and $230.8 million in 2014. The aggregate maturities of the Tranche B Extended Term Loans outstanding as of September 23, 2012 are $1.6 million in the remainder of 2012, $6.4 million in 2013, $6.4 million in 2014, $6.4 million in 2015 and $618.7 million in 2016. The aggregate maturities of the Tranche E Term Loans outstanding as of September 23, 2012 are $1.0 million in the remainder of 2012, $4.0 million in 2013, $4.0 million in 2014, $4.0 million in 2015, $4.0 million in 2016 and $382.0 million thereafter. The aggregate maturities of the Tranche F Term Loans outstanding as of September 23, 2012 are $1.1 million in the remainder of 2012, $4.5 million in 2013, $4.5 million in 2014, $4.5 million in 2015, $4.5 million in 2016 and $430.9 million thereafter.

Pursuant to the terms of the Senior Secured Credit Facility, the Company is required to maintain a ratio of Net First Lien Secured Debt to Adjusted EBITDA of no greater than 5.25 to 1.00. Net First Lien Secured Debt is defined as aggregate consolidated secured indebtedness, less the aggregate amount of all unrestricted cash and cash equivalents. In addition, under the Senior Secured Credit Facility and the indentures governing the Senior Notes, the Company's ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the Net First Lien Secured Debt Ratio above), in the case of the Senior Secured Credit Facility, or to the ratio of Adjusted EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. The Senior Secured Credit Facility also permits restricted payments up to an aggregate amount of (together with certain other amounts) the greater of $50 million and 2% of the Company's consolidated total assets, so long as no default has occurred and is continuing and its pro forma leverage ratio would be no greater than 4.25 to 1.00. As of September 23, 2012 the Company is in compliance with all covenants and other obligations under the Senior Secured Credit Facility and the Senior Notes.
Senior Notes and Senior Subordinated Notes
On April 2, 2007, the Company issued in the initial aggregate principal amounts of $325.0 million of 9.25% Senior Notes (the “Senior Notes”) due 2015, and $250.0 million of 10.625% Senior Subordinated Notes (the “Senior Subordinated Notes”) due 2017. On December 23, 2009, as part of the Birds Eye Foods Acquisition, the Company issued an additional $300.0 million of 9.25% Senior Notes due 2015 (the “Additional Senior Notes”). The Senior Notes and the Additional Senior Notes are collectively referred to herein as the 9.25% Senior Notes. On August 17, 2010, the Company issued $400.0 million of 8.25% Senior Notes due 2017 (the “8.25% Senior Notes”).
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

On April 19, 2012, the Company redeemed all $199.0 million aggregate principal amount of its outstanding 10.625% Senior Subordinated Notes at a redemption price equal to 105.313% of the aggregate principal amount plus accrued and unpaid interest to the redemption date. The total redemption price was approximately $210.6 million, including accrued interest of $1.0 million. The premium of $10.6 million was recorded in Other expense (income) during the second quarter. The redemption was effected in accordance with the indenture governing the Senior Subordinated Notes pursuant to a notice dated March 20, 2012. The Company funded the redemption price for the Senior Subordinated Notes with the net proceeds of $82.8 million from the Tranche E Term Loans along with $127.8 million of available cash.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

On September 20, 2012, the Company redeemed $150.0 million aggregate principal amount of its outstanding 9.25% Senior Notes at a redemption price equal to 102.313% of the aggregate principal amount plus accrued and unpaid interest to the redemption date. The total redemption price was approximately $160.0 million, including accrued interest of $6.5 million. The premium of $3.5 million was recorded in Other expense (income) during the third quarter. The redemption was effected in accordance with the indenture governing the Senior Subordinated Notes pursuant to a notice dated August 21, 2012. The Company funded the redemption price for the Senior Subordinated Notes fully with the net proceeds from the Tranche F Term Loans.
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
As market conditions warrant, the Company and its subsidiaries, affiliates or significant equity holders (including Blackstone and its affiliates) may from time to time, in its or their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

The estimated fair value of the Company’s long-term debt, including the current portion, as of September 23, 2012, is as follows:

	September 23, 2012
Issue	Face Value	Fair Value
Senior Secured Credit Facility - Tranche B Non Extended Term Loans	$246,400	$247,016
Senior Secured Credit Facility - Tranche B Extended Term Loans	639,497	641,096
Senior Secured Credit Facility - Tranche E Term Loans	399,000	399,998
Senior Secured Credit Facility - Tranche F Term Loans	450,000	451,125
9.25% Senior Notes	465,000	478,369
8.25% Senior Notes	400,000	436,000
	$2,599,897	$2,653,604

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 25, 2011, is as follows:

	December 25, 2011
Issue	Face Value	Fair Value
Senior Secured Credit Facility - Tranche B Term Loans	$1,196,875	$1,169,945
Senior Secured Credit Facility - Tranche D Term Loans	313,194	313,977
9.25% Senior Notes	625,000	642,188
8.25% Senior Notes	400,000	416,000
10.625% Senior Subordinated Notes	199,000	209,448
	$2,734,069	$2,751,558

The estimated fair values of the Company's long-term debt are classified as Level 2 in the fair value hierarchy. The fair value is based on the quoted market price for such notes and borrowing rates currently available to the Company for loans with similar terms and maturities.

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
The following represents the components of net periodic (benefit) cost:

Pension Benefits	Pinnacle Foods Pension Plan
	Three months ended		Nine months ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Service cost	$277	$159	$832	$670
Interest cost	1,028	757	3,085	3,197
Expected return on assets	(1,089)	(754)	(3,267)	(3,183)
Amortization of:
prior service cost	10	8	31	32
actuarial loss	447	129	1,340	543
Net periodic cost	$673	$299	$2,021	$1,259

Cash Flows
Contributions. In fiscal 2012, the Company expects to make contributions of $4.1 million to the Pinnacle Foods Pension Plan, of which $1.7 million and $3.6 million was made in the three and nine months ended September 23, 2012. The Company made contributions to the pension plan totaling $6.8 million in fiscal 2011, of which $0.9 million and $5.9 million was made in the three and nine months ending September 25, 2011.
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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

The benefits for these plans are based primarily on years of service and employees’ pay near retirement. The Company’s funding policy is consistent with the funding requirements of Federal laws and regulations. Plan assets consist principally of stocks, corporate bonds and U.S. government obligations. Plan assets do not include any of the Company’s own equity or debt securities.
The following represents the components of net periodic (benefit) cost:

Pension Benefits	Birds Eye Foods Pension Plan
	Three months ended		Nine months ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Service cost	$52	$64	$157	$459
Interest cost	1,928	2,692	5,784	6,211
Expected return on assets	(2,086)	(2,486)	(6,258)	(5,721)
Amortization of actuarial loss	87	—	261	—
Net periodic (benefit) cost	$(19)	$270	$(56)	$949

Cash Flows
Contributions. In fiscal 2012, the Company expects to make contributions of $7.9 million to the Birds Eye Foods Pension Plan, of which $3.1 million and $6.9 million was made in the three and nine months ended September 23, 2012. The Company made contributions to the pension plan totaling $9.1 million in fiscal 2011, of which $4.4 million and $7.3 million was made in three and nine months ending September 25, 2011.
Multi-employer Plans

Pinnacle contributes to the United Food and Commercial Workers International Union Industry Pension Fund (EIN 51-6055922) (the "UFCW Plan") under the terms of the collective-bargaining agreement with its Fort Madison employees. The collective bargaining agreement expired in September 2012, but has been extended until November 11, 2012 as negotiations continue for a new collective bargaining agreement, subject to either party being able to cancel the extension on 72 hours written notice.

For the three and nine months ended September 23, 2012 contributions to the UFCW Plan were $187 and $558, respectively. For the three and nine months ended September 25, 2011, contributions to the UFCW Plan were $161 and $465, respectively. The contributions to this plan are paid monthly based upon the number of employees. They represent less than 5% of the total contributions received by this plan during the most recent plan year.

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three and nine months ended September 23, 2012 and September 25, 2011 such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of September 23, 2012, the Company had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	2	$900,000	0.58%	USD-LIBOR-BBA	Aug 2011	Apr 2014

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive loss (“AOCL”) in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCL related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $3,012 will be reclassified as an increase to Interest expense.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Cash Flow Hedges of Foreign Exchange Risk
The Company’s operations in Canada expose the Company to changes in the U.S. Dollar – Canadian Dollar ("USD-CAD") foreign exchange rate. From time to time, the Company’s Canadian subsidiary purchases inventory denominated in U.S. Dollars ("USD"), a currency other than its functional currency. The subsidiary sells that inventory in Canadian dollars. The subsidiary uses currency forward and collar agreements to manage its exposure to fluctuations in the USD-CAD exchange rate. Currency forward agreements involve fixing the USD-CAD exchange rate for delivery of a specified amount of foreign currency on a specified date. Currency collar agreements involve the sale of Canadian Dollar ("CAD") currency in exchange for receiving U.S. dollars if exchange rates rise above an agreed upon rate and purchase of USD currency in exchange for paying CAD currency if exchange rates fall below an agreed upon rate at specified dates.
As of September 23, 2012, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate in ("CAD")	Notional Purchased in Aggregate in ("USD")	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	15	$58,650	$59,157	0.982 -1.007	Feb 2011 - Sep 2012	Oct 2012 - Dec 2013

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

As of September 23, 2012, the Company had the following derivative instruments that were not designated in qualifying hedging relationships:

Commodity Contracts	Number of Instruments	Notional Amount	Price/Index	Trade Dates	Maturity Dates
Diesel Fuel Contracts	4	8,712,304 Gallons	$3.64 - $4.09 per Gallon	Sep 2011 -Jun 2012	Dec 2012 - Jun 2013
Corn Contracts	2	765,000 Bushels	$7.82 - $7.85 per Bushel	Sep 2012	Feb 2013 - Apr 2013

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Balance Sheets as of September 23, 2012 and December 25, 2011.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value as of September 23, 2012	Balance Sheet Location	Fair Value as of September 23, 2012
Derivatives designated as hedging instruments
Interest Rate Contracts		$—	Other long-term liabilities	$4,462
Foreign Exchange Contracts	Other current assets	475	Accrued liabilities	945
	Other assets, net	56	Other long-term liabilities	105
Total derivatives designated as hedging instruments		$531		$5,512
Derivatives not designated as hedging instruments
Commodity Contracts	Other current assets	882	Accrued liabilities	256
Total derivatives not designated as hedging instruments		$882		$256

	Balance Sheet Location	Fair Value as of December 25, 2011	Balance Sheet Location	Fair Value as of December 25, 2011
Derivatives designated as hedging instruments
Interest Rate Contracts	Other assets, net	$1,335	Accrued liabilities	$7,836
Foreign Exchange Contracts	Other current assets	931		—
Total derivatives designated as hedging instruments		$2,266		$7,836
Derivatives not designated as hedging instruments
Commodity Contracts	Other current assets	$142	Accrued liabilities	$1,615
Total derivatives not designated as hedging instruments		$142		$1,615

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

The table below presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and Accumulated other comprehensive loss ("AOCL") for the three and nine months ended September 23, 2012 and September 25, 2011.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCL on Derivative (Effective Portion)	Effective portion reclassified from AOCL to:	Reclassified from AOCL into Earnings (Effective Portion)	Ineffective portion recognized in Earnings in:	Recognized in Earnings on Derivative (Ineffective Portion)

Interest Rate Contracts	$(1,445)	Interest expense	$(1,067)	Interest expense	$(207)
Foreign Exchange Contracts	(1,177)	Cost of products sold	(107)	Cost of products sold	19
Three months ended September 23, 2012	$(2,622)		$(1,174)		$(188)

Interest Rate Contracts	$(6,822)	Interest expense	$(9,394)	Interest expense	$(208)
Foreign Exchange Contracts	(1,346)	Cost of products sold	95	Cost of products sold	(8)
Nine months ended September 23, 2012	$(8,168)		$(9,299)		$(216)

Interest Rate Contracts	$(1,594)	Interest expense	$(6,695)	Interest expense	$(1)
Foreign Exchange Contracts	2,371	Cost of products sold	(353)	Cost of products sold	93
Three months ended September 25, 2011	$777		$(7,048)		$92

Interest Rate Contracts	$(5,534)	Interest expense	$(19,012)	Interest expense	$(10)
Foreign Exchange Contracts	624	Cost of products sold	(1,658)	Cost of products sold	220
Nine months ended September 25, 2011	$(4,910)		$(20,670)		$210

Derivatives Not Designated as Hedging Instruments		Recognized in Earnings in:	Recognized in Earnings on Derivative
Commodity Contracts		Cost of products sold	$2,785
Three months ended September 23, 2012			$2,785

Commodity Contracts		Cost of products sold	$419
Nine months ended September 23, 2012			$419

Commodity Contracts		Cost of products sold	$(2,197)
Three months ended September 25, 2011			$(2,197)

Commodity Contracts		Cost of products sold	$(2,722)
Nine months ended September 25, 2011			$(2,722)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Credit risk-related Contingent Features
The Company has agreements with certain counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of September 23, 2012, the Company has not posted any collateral related to these agreements. If the Company had breached this provision at September 23, 2012, it could have been required to settle its obligations under the agreements at their termination value, which differs from the recorded fair value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk-related contingent features as of September 23, 2012 and December 25, 2011.
September 23, 2012

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(2,366)	$47	$(87)	$(2,232)
	Foreign Exchange Contracts	(379)	2	—	(377)
	Commodity Contracts	626	—	—	626
Credit Suisse	Interest Rate Contracts	(2,366)	49	(87)	(2,230)
	Foreign Exchange Contracts	(158)	15	—	(143)
Total		$(4,643)	$113	$(174)	$(4,356)

December 25, 2011

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(7,766)	$65	$(1,600)	$(6,101)
	Foreign Exchange Contracts	754	1	—	755
	Commodity Contracts	(1,473)	—	—	(1,473)
Credit Suisse	Interest Rate Contracts	(784)	38	(346)	(400)
	Foreign Exchange Contracts	176	—	—	176
Total		$(9,093)	$104	$(1,946)	$(7,043)

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
Lehman Brothers Special Financing
On June 4, 2010, Lehman Brothers Special Financing (LBSF) initiated a claim against the Company in LBSF’s bankruptcy proceeding for an additional payment from the Company of $19.7 million, related to certain derivative contracts which the Company had earlier terminated due to LBSF’s default as a result of its bankruptcy filing in 2008. On May 31, 2011, the Company and LBSF agreed to a settlement of LBSF’s June 4, 2010 claim. Under the terms of the settlement, the Company made a payment of $8.5 million during the third quarter of 2011 in return for LBSF’s full release of its claim.
Aunt Jemima Breakfast Recall

On January 27, 2012, the Company issued a voluntary recall for certain Aunt Jemima frozen pancakes due to potential cross contamination with soy protein which may cause an allergic reaction in people who have a soy allergy. The cost impact of this recall was $4.4 million, of which $1.1 million was recorded as an inventory write down in Cost of products sold in the Consolidated Statements of Operations in 2011. For the three and nine months ended September 23, 2012 costs pertaining to the recall, net of insurance recoveries, were zero and $3.3 million, respectively. For the nine months ended September 23, 2012 costs for the Aunt Jemima recall resulted in a $2.5 million reduction of Net Sales and $0.6 million, $0.1 million and $0.1 million charges to Marketing and selling expenses, Cost of products sold and Research and development expenses, respectively. Charges for the recall are reported in the Birds Eye Frozen segment.

As of September 23, 2012, the reserves related to the recall remaining on the Company's Consolidated Balance Sheets are $0.1 million in Accrued liabilities and $0.1 million in Accounts receivable reserves.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

12. Related Party Transactions

At the closing of its acquisition by Blackstone, the Company entered into an advisory agreement with an affiliate of Blackstone pursuant to which such entity or its affiliates provide certain strategic and structuring advice and assistance to the Company. In addition, under this agreement, affiliates of Blackstone provide certain monitoring, advisory and consulting services to the Company for an aggregate annual management fee equal to the greater of $2,500 or 1.0% of Covenant Compliance EBITDA (as defined in the credit agreement governing the Company’s Senior Secured Credit Facility). Affiliates of Blackstone also receive reimbursement for out-of-pocket expenses. Expenses relating to the management fee were $1,188 and $3,409 in the three and nine months ended September 23, 2012, respectively. Expenses relating to the management fee were $1,150 and $3,450 in the three and nine months ended September 25, 2011, respectively. Management fee expenses were recorded in administrative expenses in the Consolidated Statements of Operations. The Company reimbursed Blackstone for out-of-pocket expenses totaling zero and $123 in the three and nine months ended September 23, 2012. There were no out-of-pocket expenses reimbursed to Blackstone in the three and nine months ended September 25, 2011. As of September 23, 2012 prepaid expenses for related party management fees were $1,138 and were recorded in the Other current assets line in the Consolidated Balance Sheets.
Supplier Costs
Graham Packaging, which was formerly controlled by affiliates of Blackstone, supplies packaging for some of the Company’s products. Purchases from Graham Packaging were $3,320 and $8,264 in the three and nine months ended September 25, 2011. On September 8, 2011, Graham Packaging announced the completion of its acquisition by Reynolds Group Holdings Limited, and thus ceased to be a related party.
Customer Purchases
Performance Food Group Company, which is controlled by affiliates of Blackstone, is a foodservice supplier that purchases products from the Company. Sales to Performance Food Group Company were $992 and $3,351 in the three and nine months ended September 23, 2012, respectively. Sales to Performance Food Group Company were $1,214 and $3,614 in the three and nine months ended September 25, 2011, respectively. As of September 23, 2012 and December 25, 2011 amounts due from Performance Food Group Company were $65 and $113, respectively and were recorded on the Accounts receivable, net of allowances line in the Consolidated Balance Sheets.
Interest Expense
For the three and nine months ended September 23, 2012, fees and interest expense recognized in the Consolidated Statements of Operations for debt to affiliates of Blackstone Advisors L.P. totaled $665 and $2,751, respectively. For the three and nine months ended September 25, 2011, fees and interest expense recognized in the Consolidated Statements of Operations for debt to affiliates of Blackstone Advisors L.P. totaled $1,406 and $4,199, respectively. As of September 23, 2012 and December 25, 2011, interest accrued on debt to related parties was $121 and $410, respectively and was recorded on the Accrued liabilities line in the Consolidated Balance Sheets.

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
The Birds Eye Frozen Division manages its Leadership Brands in the United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), and frozen seafood (Van de Kamp's and Mrs. Paul's) categories, as well as its Foundation Brands in the frozen and refrigerated bagels (Lender's), frozen pizza for one (Celeste), full-calorie single-serve frozen dinners and entrées (Hungry-Man), and frozen breakfast (Aunt Jemima) categories.
The Duncan Hines Grocery Division manages its Leadership Brands in the baking mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), and table syrups (Mrs. Butterworth's and Log Cabin) categories, and its Foundation Brands in the canned meat (Armour, Nalley, Brooks), pie and pastry fillings (Comstock, Wilderness), barbecue sauces (Open Pit) and salad dressing (Bernstein's) categories as well as all Canadian operations. We refer to the sum of the Birds Eye Frozen segment and the Duncan Hines Grocery segment as the North American retail businesses.
The Specialty Foods Division consists of snack products (Tim's Cascade and Snyder of Berlin) and the foodservice and private label businesses.
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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

	Three months ended		Nine months ended
SEGMENT INFORMATION	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Net sales
Birds Eye Frozen	$255,950	$248,010	$787,603	$796,401
Duncan Hines Grocery	215,637	221,603	687,225	686,937
Specialty Foods	96,318	105,133	298,597	299,743
Total	$567,905	$574,746	$1,773,425	$1,783,081
Earnings before interest and taxes
Birds Eye Frozen	$42,356	$32,590	$109,499	$112,199
Duncan Hines Grocery	26,347	30,975	77,131	99,884
Specialty Foods	539	7,636	12,695	22,394
Unallocated corporate expenses	(9,347)	(5,907)	(32,271)	(25,475)
Total	$59,895	$65,294	$167,054	$209,002
Depreciation and amortization
Birds Eye Frozen	$9,114	$11,519	$28,437	$29,809
Duncan Hines Grocery	12,125	6,297	26,683	22,781
Specialty Foods	5,248	4,343	13,422	12,475
Total	$26,487	$22,159	$68,542	$65,065
Capital expenditures*
Birds Eye Frozen	$8,301	$25,814	$29,690	$59,501
Duncan Hines Grocery	4,339	8,978	14,502	21,318
Specialty Foods	2,458	5,429	7,153	11,513
Total	$15,098	$40,221	$51,345	$92,332
GEOGRAPHIC INFORMATION
Net sales
United States	$564,304	$568,634	$1,759,479	$1,763,734
Canada	19,771	20,763	59,151	62,566
Intercompany	(16,170)	(14,651)	(45,205)	(43,219)
Total	$567,905	$574,746	$1,773,425	$1,783,081

 *Includes new capital leases.

SEGMENT INFORMATION	September 23, 2012	December 25, 2011
Total assets
Birds Eye Frozen	$1,977,042	$2,028,104
Duncan Hines Grocery	1,959,955	1,978,813
Specialty Foods	348,405	372,786
Corporate	73,023	71,918
Total	$4,358,425	$4,451,621
GEOGRAPHIC INFORMATION
Long-lived assets
United States	$495,887	$501,245
Canada	29	38
Total	$495,916	$501,283

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

14. Taxes on Earnings

The provision (benefit) for income taxes and related effective tax rates for the three and nine months ended September 23, 2012 and September 25, 2011 were as follows:

	Three months ended		Nine months ended
Provision for Income Taxes	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Current	$906	$1,170	$1,064	$2,210
Deferred	4,653	(797)	2,637	10,797
Total	$5,559	$373	$3,701	$13,007

Effective tax rate	36.0%	2.8%	29.5%	24.3%

Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
During the nine months ended September 23, 2012, the Company announced plans to consolidate its Millsboro, DE plant operations into its Imlay City, MI operating plant. Additionally, it announced plans to move its Frozen Research & Development (“R&D”) operations from Green Bay, WI to Parsippany, NJ. The announced restructuring plans are projected to decrease the Company's future state effective tax rate, resulting in a net benefit of $2,075 to the tax provision and a corresponding decrease of $2,075 to its net deferred tax liabilities. During the nine months ended September 25, 2011, various jurisdictions enacted legislative changes, which resulted in a net benefit of $2,777 to the tax provision and a corresponding decrease to net deferred tax liabilities. Additionally, during the three and nine months ended September 25, 2011, new information affecting the measurement of uncertain tax positions and the settlement of a tax examination resulted in a benefit to the tax provision of $4,733.
The Company regularly evaluates its deferred tax assets for future realization.  A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.  Changes in valuation allowances from period to period are included in the Company's tax provision in the period of change.
As of September 23, 2012 and September 25, 2011, the Company maintained a valuation allowance for certain state NOL carryovers, state tax credit carryovers and foreign loss carryovers. While there were minimal charges to the valuation allowance during the three months ended September 23, 2012, for the nine months ended September 23, 2012, a charge of $1,943 was recognized to the income tax provision, principally related to the realizability of state NOL carryovers and state credits, due to the aforementioned operational changes. For the nine months ended September 25, 2011, a charge of $443, was recognized to the income tax provision, principally related to certain state credit carryovers and changes due to aforementioned tax laws.
The Company's liability for unrecognized tax benefits (“UTB”) as of September 23, 2012 was $9,482. The amount that, if recognized, would impact the effective tax rate as of September 23, 2012 was $2,138. From time to time, various taxing authorities may audit the Company's tax returns. It is reasonably possible that a decrease in the UTB of up to $2,316 may occur within the next twelve months due to the lapse of certain statute of limitations or resolution of uncertainties.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

15.    Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income," (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive earnings and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive earnings or in two separate but consecutive statements. This new guidance is to be applied retrospectively and became effective in the first quarter of 2012. The Company adopted this standard in the first quarter of 2012 and it resulted in a separate Statement of Comprehensive Earnings.

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
The following condensed consolidating financial information presents:

(1)	(a) Condensed consolidating balance sheets as of September 23, 2012 and December 25, 2011.
(b) The related condensed consolidating statements of operations and comprehensive earnings for the Company, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Three and nine months ended September 23, 2012; and
ii. Three and nine months ended September 25, 2011.
(c) The related condensed consolidating statements of cash flows for the Company, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Nine months ended September 23, 2012; and
ii. Nine months ended September 25, 2011.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Condensed Consolidating Balance Sheet September 23, 2012

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$946	$4,945	$—	$5,891
Accounts receivable, net	—	157,309	8,970	—	166,279
Intercompany accounts receivable	—	145,686	—	(145,686)	—
Inventories, net	—	395,814	7,006	—	402,820
Other current assets	2,495	3,840	815	—	7,150
Deferred tax assets	(850)	73,315	379	—	72,844
Total current assets	1,645	776,910	22,115	(145,686)	654,984
Plant assets, net	—	495,887	29	—	495,916
Investment in subsidiaries	1,796,282	8,425	—	(1,804,707)	—
Intercompany note receivable	1,562,202	7,270	9,800	(1,579,272)	—
Tradenames	—	1,604,512	—	—	1,604,512
Other assets, net	25,447	135,904	167	—	161,518
Deferred tax assets	231,868	—	—	(231,868)	—
Goodwill	—	1,441,495	—	—	1,441,495
Total assets	$3,617,444	$4,470,403	$32,111	$(3,761,533)	$4,358,425
Current liabilities:
Short-term borrowings	$—	$560	$—	$—	$560
Current portion of long-term obligations	27,411	2,995	—	—	30,406
Accounts payable	—	185,443	1,362	—	186,805
Intercompany accounts payable	137,591	—	8,095	(145,686)	—
Accrued trade marketing expense	—	35,864	3,240	—	39,104
Accrued liabilities	28,252	96,937	492	—	125,681
Total current liabilities	193,254	321,799	13,189	(145,686)	382,556
Long-term debt	2,564,931	18,704	—	—	2,583,635
Intercompany note payable	—	1,571,719	7,553	(1,579,272)	—
Pension and other postretirement benefits	—	84,558	—	—	84,558
Other long-term liabilities	4,567	22,580	2,730	—	29,877
Deferred tax liabilities	—	654,761	214	(231,868)	423,107
Total liabilities	2,762,752	2,674,121	23,686	(1,956,826)	3,503,733
Commitments and contingencies (Note 11)
Member’s equity:
Limited liability company interests and other equity	$—	$—	$—	$—	—
Additional paid-in-capital	697,231	1,284,155	2,324	(1,286,479)	697,231
Retained earnings	209,293	553,440	6,859	(560,299)	209,293
Accumulated other comprehensive loss	(51,832)	(41,313)	(758)	42,071	(51,832)
Total member’s equity	854,692	1,796,282	8,425	(1,804,707)	854,692
Total liabilities and member’s equity	$3,617,444	$4,470,403	$32,111	$(3,761,533)	$4,358,425

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Condensed Consolidating Statement of Operations and Comprehensive Income For the three months ended September 23, 2012

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$564,304	$19,771	$(16,170)	$567,905
Cost of products sold	(2)	437,301	17,157	(15,892)	438,564
Gross profit	2	127,003	2,614	(278)	129,341
Operating expenses
Marketing and selling expenses	50	37,182	1,104	—	38,336
Administrative expenses	828	19,650	871	—	21,349
Research and development expenses	3	2,674	—	—	2,677
Intercompany royalties	—	—	12	(12)	—
Intercompany technical service fees	—	—	266	(266)	—
Other expense (income), net	3,470	3,614	—	—	7,084
Equity in (earnings) loss of investees	(25,053)	(207)	—	25,260	—
Total operating expenses	(20,702)	62,913	2,253	24,982	69,446
Earnings before interest and taxes	20,704	64,090	361	(25,260)	59,895
Intercompany interest (income) expense	(23,365)	23,334	31	—	—
Interest expense	43,959	491	12	—	44,462
Interest income	4	—	—	—	4
Earnings before income taxes	114	40,265	318	(25,260)	15,437
Provision (benefit) for income taxes	(9,764)	15,212	111	—	5,559
Net earnings	$9,878	$25,053	$207	$(25,260)	$9,878

Total comprehensive earnings (loss)	$8,941	$24,333	$(513)	$(23,820)	$8,941

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Condensed Consolidating Statement of Operations and Comprehensive Income For the three months ended September 25, 2011

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$568,634	$20,763	$(14,651)	$574,746
Cost of products sold	(53)	438,355	16,570	(14,376)	440,496
Gross profit	53	130,279	4,193	(275)	134,250
Operating expenses
Marketing and selling expenses	121	41,911	1,274	—	43,306
Administrative expenses	1,237	17,359	914	—	19,510
Research and development expenses	9	2,273	—	—	2,282
Intercompany royalties	—	—	17	(17)	—
Intercompany technical service fees	—	—	258	(258)	—
Other expense (income), net	—	3,858	—	—	3,858
Equity in (earnings) loss of investees	(27,641)	(1,149)	—	28,790	—
Total operating expenses	(26,274)	64,252	2,463	28,515	68,956
Earnings before interest and taxes	26,327	66,027	1,730	(28,790)	65,294
Intercompany interest (income) expense	(28,601)	28,584	17	—	—
Interest expense	51,792	444	5	—	52,241
Interest income	—	97	—	—	97
Earnings before income taxes	3,136	37,096	1,708	(28,790)	13,150
Provision (benefit) for income taxes	(9,641)	9,455	559	—	373
Net earnings	$12,777	$27,641	$1,149	$(28,790)	$12,777

Total comprehensive earnings	$18,787	$30,555	$3,026	$(33,581)	$18,787

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Condensed Consolidating Statement of Operations and Comprehensive Income For the nine months ended September 23, 2012

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,759,479	$59,151	$(45,205)	$1,773,425
Cost of products sold	104	1,367,858	52,747	(44,458)	1,376,251
Gross profit	(104)	391,621	6,404	(747)	397,174
Operating expenses
Marketing and selling expenses	291	125,681	4,568	—	130,540
Administrative expenses	2,648	60,991	2,450	—	66,089
Research and development expenses	21	8,190	—	—	8,211
Intercompany royalties	—	—	40	(40)	—
Intercompany technical service fees	—	—	707	(707)	—
Other expense (income), net	14,255	11,025	—	—	25,280
Equity in (earnings) loss of investees	(69,619)	1,152	—	68,467	—
Total operating expenses	(52,404)	207,039	7,765	67,720	230,120
Earnings (loss) before interest and taxes	52,300	184,582	(1,361)	(68,467)	167,054
Intercompany interest (income) expense	(70,199)	70,108	91	—	—
Interest expense	152,875	1,700	26	—	154,601
Interest income	4	101	—	—	105
Earnings (loss) before income taxes	(30,372)	112,875	(1,478)	(68,467)	12,558
Provision (benefit) for income taxes	(39,229)	43,256	(326)	—	3,701
Net earnings (loss)	$8,857	$69,619	$(1,152)	$(68,467)	$8,857

Total comprehensive earnings (loss)	$9,461	$68,714	$(2,010)	$(66,704)	$9,461

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Condensed Consolidating Statement of Operations and Comprehensive Income For the nine months ended September 25, 2011

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,763,734	$62,566	$(43,219)	$1,783,081
Cost of products sold	(128)	1,343,039	53,368	(42,520)	1,353,759
Gross profit	128	420,695	9,198	(699)	429,322
Operating expenses
Marketing and selling expenses	362	126,561	4,841	—	131,764
Administrative expenses	3,884	56,094	2,662	—	62,640
Research and development expenses	27	6,316	—	—	6,343
Intercompany royalties	—	—	55	(55)	—
Intercompany technical service fees	—	—	644	(644)	—
Other expense (income), net	—	19,573	—	—	19,573
Equity in (earnings) loss of investees	(83,917)	(685)	—	84,602	—
Total operating expenses	(79,644)	207,859	8,202	83,903	220,320
Earnings before interest and taxes	79,772	212,836	996	(84,602)	209,002
Intercompany interest (income) expense	(87,030)	87,013	17	—	—
Interest expense	154,294	1,325	5	—	155,624
Interest income	—	238	1	—	239
Earnings before income taxes	12,508	124,736	975	(84,602)	53,617
Provision (benefit) for income taxes	(28,102)	40,819	290	—	13,007
Net earnings	$40,610	$83,917	$685	$(84,602)	$40,610

Total comprehensive earnings	$51,578	$86,704	$2,486	$(89,190)	$51,578

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Condensed Consolidating Statement of Cash Flows For the nine months ended September 23, 2012
	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(71,608)	$129,973	$4,019	$—	$62,384
Cash flows from investing activities
Intercompany accounts receivable/payable	196,332	—	—	(196,332)	—
Repayments of intercompany loans	49,338	—	—	(49,338)	—
Capital expenditures	—	(49,796)	—	—	(49,796)
Sale of plant assets	—	570	—	—	570
Net cash (used in) provided by investing activities	245,670	(49,226)	—	(245,670)	(49,226)
Cash flows from financing activities
Proceeds from bank term loans	842,625	—	—	—	842,625
Repayments of long-term obligations	(625,172)	—	—	—	(625,172)
Repurchase of notes	(373,255)	—	—	—	(373,255)
Proceeds from short-term borrowing	—	1,216	—	—	1,216
Repayments of short-term borrowing	—	(2,364)	—	—	(2,364)
Borrowings under revolving credit facility	5,000	—	—	—	5,000
Repayments of revolving credit facility	(5,000)	—	—	—	(5,000)
Intercompany accounts receivable/payable	—	(196,332)	—	196,332	—
Repayments of intercompany loans	—	(49,338)	—	49,338	—
Repayment of capital lease obligations	—	(2,803)	—	—	(2,803)
Repurchases of equity	(846)	—	—	—	(846)
Debt acquisition costs	(17,414)	—	—	—	(17,414)
Changes in bank overdrafts	—	19,327	—	—	19,327
Net cash (used in) provided by financing activities	(174,062)	(230,294)	—	245,670	(158,686)
Effect of exchange rate changes on cash	—	—	388	—	388
Net change in cash and cash equivalents	—	(149,547)	4,407	—	(145,140)
Cash and cash equivalents - beginning of period	—	150,493	538	—	151,031
Cash and cash equivalents - end of period	$—	$946	$4,945	$—	$5,891

Supplemental disclosures of cash flow information:
Interest paid	$136,975	$1,647	$—	$—	$138,622
Interest received	4	101	—	—	105
Income taxes paid (refunded)	—	1,723	210	—	1,933
Non-cash investing and financing activities:
New capital leases	—	1,549	—	—	1,549

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Condensed Consolidating Statement of Cash Flows For the nine months ended September 25, 2011

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(55,998)	$129,838	$(4,721)	$—	$69,119
Cash flows from investing activities
Intercompany accounts receivable/payable	(295,700)	—	—	295,700	—
Intercompany loans	—	(7,270)	(9,800)	17,070	—
Repayments of intercompany loans	353,111	—	—	(353,111)	—
Capital expenditures	—	(90,832)	—	—	(90,832)
Sale of plant assets held for sale	—	7,900	—	—	7,900
Net cash (used in) provided by investing activities	57,411	(90,202)	(9,800)	(40,341)	(82,932)
Cash flows from financing activities
Proceeds from short-term borrowing	—	845	—	—	845
Repayments of short-term borrowing	—	(2,002)	—	—	(2,002)
Intercompany accounts receivable/payable	—	295,700	—	(295,700)	—
Proceeds from Intercompany loans	—	9,800	7,270	(17,070)	—
Repayments of intercompany loans	—	(353,111)	—	353,111	—
Repayment of capital lease obligations	—	(1,997)	—	—	(1,997)
Debt acquisition costs	(346)	—	(200)	—	(546)
Equity contributions	557	1	—	—	558
Reduction of equity contributions	(1,624)	—	—	—	(1,624)
Other Financing	—	—	2,730	—	2,730
Net cash (used in) provided by financing activities	(1,413)	(50,764)	9,800	40,341	(2,036)
Effect of exchange rate changes on cash	—	—	(60)	—	(60)
Net change in cash and cash equivalents	—	(11,128)	(4,781)	—	(15,909)
Cash and cash equivalents - beginning of period	—	109,324	5,962	—	115,286
Cash and cash equivalents - end of period	$—	$98,196	$1,181	$—	$99,377

Supplemental disclosures of cash flow information:
Interest paid	$132,502	$1,268	$—	$—	$133,770
Interest received	(1)	193	1	—	193
Income taxes paid	—	(3,030)	665	—	(2,365)
Non-cash investing and financing activities:
New capital leases	—	1,500	—	—	1,500

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our Specialty Foods Division consists of snack products (Tim's Cascade and Snyder of Berlin) and our foodservice and private label businesses.
Our Leadership Brands historically receive about 80% of our marketing investment and a majority of our innovation investment. We manage our Foundation Brands for revenue stability and cash flow to support investment in our Leadership Brands. We support the Foundation Brands with brand renovation spending, as well as targeted consumer and trade programs.
As indicated in our Annual Report on Form 10-K for the year ended December 25, 2011, we use market share data provided by Symphony IRI Group, Inc. (“SIG”). This data includes retail sales in supermarkets with at least $2 million in total annual sales but excludes sales in mass merchandiser, club, drug, convenience or dollar stores. Retail sales are dollar sales estimated by SIG and represent the value of units sold through supermarket cash registers for the relevant period. Market share is the Company's percentage of the overall category and is calculated using dollar retail sales of U.S. brands for the 13-week and 39-week periods ended September 23, 2012.
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

Business Drivers and Measures
In operating our business and monitoring its performance, we pay attention to trends in the food manufacturing industry and a number of performance measures and operational factors. The industry has experienced volatility in overall commodity prices over the past few years. To date the industry has managed this commodity inflation by increasing retail prices, which has affected consumer buying patterns and led to lower volumes, particularly in the frozen categories. The entire food industry continues to face top line challenges, with overall volume softness and a recent inability to pass on price increases due to weak consumer demand. This discussion includes forward-looking statements that are based on our current expectations.
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
Over the long term, the share of food consumed at restaurants and in other foodservice venues had been increasing, with the share of food consumed at home in decline. During the 2008-09 recession, this trend reversed, with consumers eating more at home. Recently, the industry has experienced a decline in the volume of food consumed at home, yet away from home eating venues have not experienced corresponding volume increases.

In order to maintain and grow our business, we must successfully react to, and offer products that respond to, evolving consumer trends, such as changing health trends and focus on convenience and products tailored for busy lifestyles. Incremental growth in the industry is principally driven by product and packaging innovation.
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

Restructuring Charges

From time to time, we voluntarily undertake consolidation and restructuring activities in order to optimize our manufacturing footprint, reduce our supply chain costs and increase organizational effectiveness.

Pickle supply chain improvements
On May 25, 2012, we announced plans to further improve the efficiency of our supply chain by consolidating our Vlasic pickle production into one plant in Imlay City, MI. Our decision to focus on our branded Vlasic business and de-emphasize our lower-margin, un-branded pickle business was the catalyst for this consolidation.
Millsboro, DE plant closure related charges
Our other pickle production plant, located in Millsboro, DE, is expected to end production around year-end 2012. We recorded employee termination costs of $0.2 million and $1.5 million in the three and nine months ended September 23, 2012, respectively. We recorded asset retirement obligation charges of zero and $0.8 million in the three and nine months ended September 23, 2012, respectively. In addition, we recorded accelerated depreciation charges of $6.6 million and $8.4 million in the three and nine months ended September 23, 2012, respectively. We anticipate recording additional accelerated depreciation charges of $6.2 million throughout the remainder of fiscal 2012. All restructuring charges related to the consolidation of our pickle production are recorded in the Duncan Hines Grocery segment and in the Cost of products sold line in the Consolidated Statements of Operations.
Exit low-margin un-branded business charge
As a result of exiting the lower-margin un-branded pickle business, we terminated the use of a third party ingredients storage facility. In doing so, we accrued contract termination and other fees of $6.5 million in both the three and nine months ended September 23, 2012. In addition,we recorded accelerated depreciation charges at our Imlay City, MI plant for assets used in the low-margin un-branded pickle business. These charges were $0.8 million in both the three and nine months ended September 23, 2012. We anticipate recording additional accelerated depreciation charges of $0.8 millions throughout the remainder of fiscal 2012. All restructuring charges related to exiting the low-margin un-branded pickle business are recorded in the Specialty foods segment and in the Cost of products sold line in the Consolidated Statements of Operations.

Green Bay, WI Research Facility

On May 15, 2012, we announced plans to relocate the Birds Eye Research and Development team from Green Bay, WI to our new facility at our Parsippany, NJ headquarters.We believe that the relocation will allow for seamless collaboration between marketing, sales, procurement and R&D that will drive superior brand innovation, marketing and productivity. Our Green Bay, WI research facility will close in December 2012. We recorded employee termination costs of $0.2 million and $1.0 million in the three and nine months ended September 23, 2012, respectively. In addition, we recorded accelerated depreciation charges of $0.2 million and $0.4 million in the three and nine months ended September 23, 2012, respectively. We anticipate recording additional accelerated depreciation charges of $0.4 million throughout the remainder of fiscal 2012. All restructuring charges related to the closure of the Green Bay, WI Research Facility are recorded in the Birds Eye Frozen segment and in the Research and development line in the Consolidated Statements of Operations.
Fulton, NY Plant
On April 15, 2011, we announced plans to consolidate the Birds Eye Frozen Segment's Fulton, NY plant operations into our Darien, WI and Waseca, MN facilities in order to locate vegetable processing closer to the crop-growing region and thus reduce the related freight costs. In connection with this project, we made significant capital investments in our Darien, WI and Waseca, MN plants. We recorded accelerated depreciation costs of zero and $2.3 million in the three and nine months ended September 23, 2012, respectively. We recorded employee termination costs of zero and $1.9 million in the three and nine months ended September 25, 2011, respectively. In addition, we recorded accelerated depreciation costs of $2.6 million and $5.2 million in the three and nine months ended September 25, 2011, respectively. All restructuring charges related to the closure of the Fulton, NY plant are recorded in the Birds Eye Frozen segment and in the Cost of products sold line in the Consolidated Statements of Operations. Severance payments were substantially completed in the third quarter of 2012.

Tacoma, WA Plant
On December 3, 2010, in an effort to improve our supply chain operations, we announced the closure of the Tacoma, WA plant and the consolidation of production into our Fort Madison, IA plant. We recorded accelerated depreciation costs of zero and $4.8 million in the three and nine months ended and September 25, 2011, respectively. In addition, we recorded asset impairment charges of zero and $1.3 million in the three and nine months ended and September 25, 2011, respectively, upon ceasing use of the facility at the end of the second quarter of 2011. All restructuring charges related to the closure of the Tacoma, WA plant are recorded in the Duncan Hines Grocery segment and in the Cost of products sold line in the Consolidated Statements of Operations. Severance payments were substantially completed in the second quarter of 2012.

Results of Operations:
Consolidated Statements of Operations
The following tables set forth our statement of operations data expressed in dollars and as a percentage of net sales.

	Three months ended				Nine months ended
	September 23, 2012		September 25, 2011		September 23, 2012		September 25, 2011
Net sales	$567.9	100.0%	$574.7	100.0%	$1,773.4	100.0%	$1,783.1	100.0%
Cost of products sold	438.6	77.2%	440.5	76.6%	1,376.3	77.6%	1,353.8	75.9%
Gross profit	129.3	22.8%	134.2	23.4%	397.1	22.4%	429.3	24.1%
Operating expenses:
Marketing and selling expenses	$38.3	6.7%	$43.3	7.5%	$130.5	7.4%	$131.8	7.4%
Administrative expenses	21.3	3.8%	19.5	3.4%	66.1	3.7%	62.6	3.5%
Research and development expenses	2.7	0.5%	2.3	0.4%	8.2	0.5%	6.3	0.4%
Other expense (income), net	7.1	1.3%	3.9	0.7%	25.3	1.4%	19.6	1.1%
Total operating expenses	$69.4	12.2%	$69.0	12.0%	$230.1	13.0%	$220.3	12.4%
Earnings before interest and taxes	$59.9	10.5%	$65.3	11.4%	$167.0	9.4%	$209.0	11.7%

	Three months ended		Nine months ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Net sales
Birds Eye Frozen	$256.0	$248.0	$787.6	$796.4
Duncan Hines Grocery	215.6	221.6	687.2	686.9
Specialty Foods	96.3	105.1	298.6	299.7
Total	$567.9	$574.7	$1,773.4	$1,783.0

Earnings before interest and taxes
Birds Eye Frozen	$42.4	$32.6	$109.5	$112.2
Duncan Hines Grocery	26.3	31.0	77.1	99.9
Specialty Foods	0.6	7.6	12.7	22.4
Unallocated corporate expenses	(9.4)	(5.9)	(32.3)	(25.5)
Total	$59.9	$65.3	$167.0	$209.0

Depreciation and amortization
Birds Eye Frozen	$9.1	$11.5	$28.4	$29.8
Duncan Hines Grocery	12.1	6.3	26.7	22.8
Specialty Foods	5.2	4.3	13.4	12.5
Total	$26.4	$22.1	$68.5	$65.1

Three months ended September 23, 2012 compared to the three months ended September 25, 2011
Net sales
Net sales for the three months ended September 23, 2012 were $567.9 million, a decline of 1.2%, compared to net sales of $574.7 million in the comparable prior-year period. This performance reflected a 1.9% decline from volume/mix, partially offset by higher net pricing of 0.7%, stemming from pricing actions that were previously initiated.
Net sales in our North American retail businesses increased slightly in the third quarter, reflecting increases in Birds Eye® core vegetables, seafood and fruit toppings, offset by decreases in Vlasic® and Aunt Jemima®. The entire food industry continues to face top line challenges, with overall volume softness and an inability to pass on price increases due to weak consumer demand. Partially offsetting these factors was the benefit of new products launched during 2012. Despite the challenging consumer environment, we held or grew market share of supermarket sales on brands representing approximately 58% of our product contribution.
Birds Eye Frozen Division:
Net sales in the three months ended September 23, 2012 increased 3.2% versus year-ago to $256.0 million, reflecting a 2.5% increase from volume/mix, as well as higher net pricing of 0.7%. The increase is primarily attributable to higher sales of Birds Eye® vegetables, as well as increased Mrs Paul's® and Van de Kamp's® seafood sales, partially offset by lower sales in our Aunt Jemima® breakfast products.
Duncan Hines Grocery Division:
Net sales in the three months ended September 23, 2012 were $215.6 million, a decline of 2.7%, reflecting a 3.0% decrease from volume/mix and a 0.2% decrease from foreign exchange, partially offset by higher net pricing of 0.5%. Also impacting net sales for the quarter were introductory distribution costs related to sales from the launch of our Vlasic® Farmer's Garden artisan style pickles. Increased sales of our Duncan Hines® products as well as Comstock Wilderness® Fillings and Toppings were more than offset by lower sales of Vlasic® pickles driven by higher than normal trade inventory reductions.
Specialty Foods Division:
Net sales in the three months ended September 23, 2012 were $96.3 million, a decline of 8.4%, reflecting a 2.2% increase from higher net pricing, more than offset by a 10.6% decrease from volume/mix. Lower sales in the segment were driven by our decision to exit the lower margin un-branded pickle business.
Gross profit
Gross profit for the three months ended September 23, 2012 was $129.3 million, or 22.8% of net sales, compared to $134.2 million, or 23.4% of net sales, in the comparable prior-year period. The decrease in gross profit as a percentage of net sales was largely driven by higher restructuring charges and restructuring-related expenses in the third quarter of 2012 versus the third quarter of 2011. In the third quarter of 2012, restructuring charges and related expenses totaled $16.1 million, comprised of restructuring charges of $14.1 million ($6.7 million in cash and $7.4 million non-cash) and restructuring-related expenses of $2.0 million. In the third quarter of 2011, restructuring charges and related expenses totaled $4.2 million, comprised of restructuring charges of $2.5 million (all non-cash) and restructuring-related expenses of $1.7 million. Excluding these items, gross profit was 25.6% and 24.1% of net sales, in the third quarter of 2012 and 2011, respectively. The increase is a function of slightly higher net sales prices and our ongoing productivity programs offsetting higher commodity costs. Additionally, commodity inflation was lower in the third quarter of 2012 than in the first half in 2012.

Marketing and selling expenses
Marketing and selling expenses were $38.3 million, or 6.7% of net sales, for the three months ended September 23, 2012, compared to $43.3 million, or 7.5% of net sales, for the comparable prior-year period. This was principally due to lower advertising.
Administrative expenses
Administrative expenses were $21.3 million, or 3.8% of net sales, for the three months ended September 23, 2012, compared to $19.5 million, or 3.4% of net sales, for the comparable prior-year period. This was principally due to lower incentive compensation expense in 2011.

Research and development expenses:
Research and development expenses were $2.7 million, or 0.5% of net sales, for the three months ended September 23, 2012 compared to $2.3 million, or 0.4% of net sales, for the comparable prior-year period. This increase was primarily driven by $0.5 million ($0.3 million cash and $0.2 million non-cash) of expenses in the current quarter related to consolidating research and development activities of our Birds Eye Frozen Division at our Parsippany, NJ headquarters.

Other Income and Expense:

	Three months ended
	September 23, 2012	September 25, 2011
Other expense (income), net consists of:
Amortization of intangibles/other assets	3.9	4.0
Redemption premium on the early extinguishment of debt	3.5	—
Royalty income and other	(0.3)	(0.2)
Total other expense (income), net	7.1	3.9

On September 20, 2012, as part of a debt refinancing (the "September 2012 Refinancing") the Company redeemed $150.0 million of 9.25% Senior Notes at a price of 102.313% of the aggregate principal amount. For more information on the September 2012 Refinancing see Note 8 to the Consolidated Financial Statements.

Earnings before interest and taxes

Earnings before interest and taxes were $59.9 million for the three months ended September 23, 2012, a decrease of $5.4 million, or 8.3%, from $65.3 million in the comparable prior-year period. Included in the results were restructuring charges of $14.3 million and restructuring-related expenses of $2.3 million, totaling $16.6 million, in the third quarter of 2012, compared with restructuring charges of $2.5 million and restructuring-related expenses of $1.7 million, totaling $4.2 million, in the third quarter of 2011. Also included in the third quarter of 2012 were $3.5 million of refinancing charges. Excluding these items, Earnings before interest and taxes increased by $10.5 million, or 15.1%, driven by improved gross profit.

Birds Eye Frozen Division:
Earnings before interest and taxes increased 30.0%, or $9.8 million, versus year-ago to $42.4 million for the three months ended September 23, 2012, primarily reflecting higher gross profit, driven by higher net sales in the current quarter as described above, ongoing productivity programs and the savings from the closure of our Fulton, NY plant. Earnings before interest and taxes were also impacted by charges of $1.1 million and $2.9 million in the third quarters of 2012 and 2011, respectively, related to our Fulton, NY plant consolidation project.

Duncan Hines Grocery Division:
Earnings before interest and taxes were $26.3 million, a decline of 14.9%, primarily reflecting charges of $8.2 million and $1.3 million in the third quarters of 2012 and 2011, respectively, related to our Millsboro, DE and Tacoma, WA plant consolidation projects. Earnings before interest and taxes were also impacted by higher commodity costs, which were only partially offset by productivity improvements and the benefit of our net pricing actions.
Specialty Foods Division:
Earnings before interest and taxes decreased 92.9%, or $7.0 million, versus year ago to $0.6 million, primarily reflecting charges of $7.3 million resulting from the exit of the lower-margin un-branded pickle business.

Interest Expense, net
Net interest expense declined 14.6% or $7.6 million from $52.1 million in the three months ended September 25, 2011 to $44.5 million in the three months ended September 23, 2012. Included in net interest expense in both periods were charges associated with our September 2012 Refinancing and certain interest rate swap activity that was de-designated for swap accounting in 2008. These items, which total $2.6 million in the third quarter of 2012 and $0.5 million in the third quarter of 2011, are discussed below.

On August 30, 2012 the Company entered into the first amendment to the amended and restated credit agreement, which provided for the issuance of a new Tranche F term loan. In connection with this refinancing, on September 20, 2012 we also redeemed $150 million aggregate principal of our 9.25% senior notes. This refinancing resulted in the recognition of approximately $2.6 million of charges to interest expense during the third quarter for write downs of existing deferred financing costs.
Also included in net interest expense were $0.5 million for the three months ended September 25, 2011 for the amortization of the cumulative mark-to-market adjustment for an interest rate swap that was de-designated for swap accounting in the fourth quarter of 2008 and subsequently terminated. The counterparty to the interest rate swap was Lehman Brothers Special Financing (“LBSF”), a subsidiary of Lehman Brothers, and the hedge was de-designated for swap accounting at the time of LBSF's bankruptcy filing. At that time of de-designation, the cumulative mark to market adjustment was $11.5 million. As of September 23, 2012, the balance was fully amortized.
Excluding the impact of the aforementioned charges on net interest expense in both periods, net interest expense declined $9.7 million versus year-ago in the third quarter of 2012, reflecting savings of $3.9 million due to the pay down of our term loans and notes, $5.0 million due to lower payments on interest rate swap agreements, $0.7 million due to lower amortization of deferred financing costs and other net decreases of $0.1 million.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the Accumulated other comprehensive (loss) earnings (“AOCL”) portion, are recorded as an adjustment to interest expense. Included in net interest expense was $1.2 million and $6.2 million for the third quarters of 2012 and 2011, respectively, recorded from losses on interest rate swap agreements, resulting in a change of $5.0 million.
Provision (benefit) for income taxes

The effective tax rate was 36.0% for the three months ended September 23, 2012, compared to 2.8% for the three months ended September 25, 2011. The difference was due to the benefit created in the prior-year by evaluation of new information affecting the measurement of certain unrecognized tax positions and the settlement of a tax examination. For the three months ended September 23, 2012 and September 25, 2011 we maintained a valuation allowance against certain state net operating carryovers, state tax credits carryovers and foreign loss carryovers. See Note 14 to the Consolidated Financial Statements for Income Taxes.

Under Internal Revenue Code (“the Code”) Section 382, the Company is a loss corporation. Section 382 of the Code places limitations on our ability to use certain NOL carry-forwards to offset income. The annual federal NOL limitation is approximately $17 to $23 million subject to other rules and restrictions. Our NOLs and certain other tax attributes generated prior to December 23, 2009 may not be utilized to offset Birds Eye income from recognized built in gains through December 2014 pursuant to Section 384 of the Code.

Nine months ended September 23, 2012 compared to nine months ended September 25, 2011

Net sales
Net sales for the nine months ended September 23, 2012 were $1,773.4 million, a decline of 0.5% compared to net sales of $1,783.1 million in the comparable prior-year period. This performance reflected a 2.4% decline from volume/mix, partially offset by higher net pricing of 2.0%, stemming from pricing actions that were previously initiated.
Net sales in our North American retail businesses were down 1% for the nine months ended September 23, 2012, reflecting increases in Birds Eye® Steamfresh Vegetables, Lender's® bagels and Duncan Hines® products which were more than offset by decreases in Vlasic® and Aunt Jemima®. Partially offsetting these factors was the benefit of new products launched during 2012. Despite the challenging consumer environment, we held or grew market share of supermarket sales on brands representing approximately 51% of our product contribution.
Birds Eye Frozen Division:
Net sales in the nine months ended September 23, 2012 were $787.6 million, a decline of 1.1%, reflecting a 2.8% decline from volume/mix, partially offset by higher net pricing of 2.1%. The Aunt Jemima® product recall also reduced sales by 0.3% for the period. Higher sales of our Birds Eye® Steamfresh vegetables, Lender's® bagels and Hungry Man® frozen meals were more than offset by lower sales of core frozen vegetables, Birds Eye® Voila® complete bagged meals and Aunt Jemima® frozen breakfast products.
Duncan Hines Grocery Division:
Net sales of $687.2 million in the nine months ended September 23, 2012 were flat as compared to the same period a year ago, reflecting higher net pricing of 1.7%, offset by a 1.5% decrease from volume/mix and a 0.2% decrease from foreign exchange. During the period we realized strong sales from our Duncan Hines® brand driven by the launch of our new Frosting Creations products. This increase was offset by lower sales in our Vlasic® and syrup brands. Vlasic® was negatively impacted by introductory distribution costs for its new Farmers Garden artisan style pickles which have been well received in the market place.
Specialty Foods Division:
Net sales in the nine months ended September 23, 2012 were $298.6 million, a decline of 0.4%, reflecting a 2.4% increase from higher net pricing offset by a 2.9% decrease from volume/mix.
Gross profit.
Gross profit for the nine months ended September 23, 2012 was $397.1 million or 22.4% of net sales, compared to $429.3 million, or 24.1%, of net sales during the comparable prior-year period. The decrease in gross profit as a percentage of net sales was driven by substantially higher commodity costs which were not fully offset by higher net pricing and productivity during the period. Also impacting gross profit in both periods were restructuring charges and restructuring-related expenses. In the 2012 nine-month period, restructuring charges and related expenses totaled $24.7 million, comprised of restructuring charges of $19.8 million ($8.0 million in cash and $11.8 million non-cash) and restructuring-related expenses of $4.9 million. In the 2011 nine-month period, restructuring charges and related expenses totaled $17.6 million, comprised of restructuring charges of $13.1 million ($1.9 million in cash and $11.2 million non-cash) and restructuring-related expenses of $4.5 million. For the period, higher commodity costs, net of productivity savings and higher net selling prices reduced the gross profit percentage from 2011 by 1.0 percentage point.

Marketing and selling expenses
Marketing and selling expenses were $130.5 million, or 7.4% of net sales for the nine months ended September 23, 2012, compared to $131.8 million, or 7.4%, of sales during the comparable prior-year period. Advertising declined slightly but was focused on new product introductions in our Duncan Hines® and Birds Eye® Leadership Brands.
Administrative expenses
Administrative expenses were $66.1 million or 3.7% of net sales for the nine months ended September 23, 2012, compared to $62.6 million or 3.5% of net sales during the comparable prior-year period. The increase in administrative expenses was mainly driven by lease termination costs incurred in connection with the completion of our Headquarters office move to Parsippany, NJ as well as lower incentive compensation expense in 2011.

Research and development expenses:
Research and development expenses were $8.2 million, or 0.5% of net sales for the nine months ended September 23, 2012, compared to $6.3 million, or 0.4%, of net sales during the comparable prior-year period.This increase was driven by $1.4 million of expenses related to consolidating research and development activities of our Birds Eye Frozen Division at our Parsippany, NJ headquarters.
Other expense (income),net

	Nine months ended
	September 23, 2012	September 25, 2011
Other expense (income), net consists of:
Amortization of intangibles/other assets	11.6	12.1
Redemption premium on the early extinguishment of debt	14.3	—
Lehman Brothers Specialty Financing settlement	—	8.5
Gain on sale of the Watsonville, CA facility	—	(0.4)
Royalty income and other	(0.6)	(0.7)
Total other expense (income), net	25.3	19.6

On April 19, 2012, as part of a debt refinancing (the "April 2012 Refinancing") the Company redeemed all $199.0 million of its outstanding 10.625% Senior Subordinated Notes at a redemption price of 105.313% of the aggregate principal amount. In addition, on June 5, 2012, the Company repurchased and retired $10.0 million of 9.25% Senior Notes at a price of 102.125% of the aggregate principal amount. Also, on September 20, 2012, as part of a debt refinancing (the "September 2012 Refinancing") the Company redeemed $150 million of 9.25% Senior Notes at a price of 102.313% of the aggregate principal amount. For more information on the 2012 Refinancings see Note 8 to the Consolidated Financial Statements.

Earnings before interest and taxes
Earnings before interest and taxes were $167.0 million for the nine months ended September 23, 2012, a decrease of $42.0 million, or 20.1%, from the comparable prior-year period. This performance primarily reflected lower gross profit, largely driven by significantly higher commodity costs and a weak consumer environment, which limited the benefit of our net pricing actions. Also impacting EBIT were restructuring charges of $21.2 million and restructuring-related expenses of $4.9 million, totaling $26.1 million, in the first nine months of 2012, compared with restructuring charges of $13.1 million and restructuring-related expenses of $4.5 million, totaling $17.6 million, in the first nine months of 2011. Earnings before interest and taxes were also impacted by $14.3 million of refinancing charges in 2012 and an $8.5 million legal settlement in 2011.

Birds Eye Frozen Division:
Earnings before interest and taxes were $109.5 million, a decline of 2.4%, primary reflecting significantly higher commodity costs which were partially offset by productivity improvements, higher net selling prices and the savings from the closure of our Fulton, NY plant. Also impacting earnings before interest and taxes were charges of $5.9 million and $9.0 million during the first nine months of 2012 and 2011, respectively, related to our Fulton, NY plant consolidation project and $3.3 million of costs during the first nine months of 2012 related to the first quarter 2012 Aunt Jemima® product recall.

Duncan Hines Grocery Division:
Earnings before interest and taxes were $77.1 million, a decline of 22.8%, primary a result of significantly higher commodity costs, which were only partially offset by productivity improvements and increased net selling prices, and introductory distribution costs related to the Vlasic® Farmer's Garden launch. Also impacting earnings before interest and taxes were charges of $12.8 million and $8.7 million during the first nine months of 2012 and 2011, respectively, related to our Tacoma, WA and Millsboro, DE plant consolidation projects.

Specialty Foods Division:
Earnings before interest and taxes were $12.7 million, a decline 43.3%, primarily reflecting charges of $7.3 million resulting from the exit of the lower-margin un-branded pickle business. Earnings before interest and taxes were also impacted by higher commodity costs partially offsetting productivity improvements and increased net selling prices.

Interest Expense, net
Net interest expense, was $154.5 million in the nine months ended September 23, 2012, compared to $155.4 million in the nine months ended September 25, 2011. Included in net interest expense in both periods were charges associated with our April and September 2012 Refinancings and certain interest rate swap activity that was de-designated for swap accounting in 2008. These items, which total $17.9 million in the first nine months of 2012 and $1.7 million in the first nine months of 2011, are discussed below.
On April 17, 2012 we entered into an amended and restated credit agreement, which provided for the extension of certain of our Tranche B Term Loans and our Revolving Credit facility, the repayment of our Tranche D term loans and the issuance of a new Tranche E term loan. In connection with this refinancing, we also redeemed all of our outstanding 10.625% Senior Subordinated Notes. This refinancing resulted in the recognition of approximately $14.8 million of charges to interest expense during the first nine months. The charges recognized consisted of $7.3 million of write downs of existing deferred financing costs as well as $7.5 million of new costs incurred in connection with the transaction that were recorded directly to interest expense.
On August 30, 2012 we entered into the first amendment to the amended and restated credit agreement, which provided for the issuance of a new Tranche F term loan. In connection with this refinancing, on September 20, 2012 we also redeemed $150 million aggregate principal of our 9.25% senior notes. This refinancing resulted in the recognition of approximately $2.6 million of charges to interest expense during the third quarter for write downs of existing deferred financing costs.
Included in net interest expense was $0.4 million and $1.7 million for the nine months ended September 23, 2012 and the nine months ended September 25, 2011, respectively, for the amortization of the cumulative mark-to-market adjustment for an interest rate swap that was de-designated for swap accounting in the fourth quarter of 2008 and subsequently terminated. The counterparty to the interest rate swap was Lehman Brothers Special Financing (“LBSF”), a subsidiary of Lehman Brothers, and the hedge was de-designated for swap accounting at the time of LBSF’s bankruptcy filing. At that time of de-designation, the cumulative mark to market adjustment was $11.5 million. As of September 23, 2012, the balance was fully amortized.
Excluding the impact of the aforementioned charges on net interest expense in both periods, the net decrease in interest expense was $17.1 million, of which $8.5 million was due to the pay down of our term loans and notes, $8.2 million was due to lower payments on interest rate swap agreements and $1.2 million was due to lower amortization of deferred financing costs. Partially offsetting these interest savings were a $0.8 million increase due to higher weighted average interest rates on our term loans.
We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the Accumulated other comprehensive loss (“AOCL”) portion, are recorded as an adjustment to interest expense. Included net interest expense, was $9.2 million and $17.4 million for the nine months ended September 23, 2012 and the nine months ended September 25, 2011, respectively, recorded from losses on interest rate swap agreements, a net change of $8.2 million.
Provision (benefit) for income taxes

The effective tax rate was 29.5% for the nine months ended September 23, 2012, compared to 24.3% for the nine months ended September 25, 2011.  The effective rate difference was principally due to the increase in valuation allowance for the current period resulting from the current year restructuring activities. For the nine months ended September 23, 2012 and September 25, 2011 we maintained a valuation allowance against certain state net operating carryovers, state tax credits carryovers and foreign loss carryovers. See Note 14 to the Consolidated Financial Statements for Income Taxes.

Under Internal Revenue Code (“the Code”) Section 382, the Company is a loss corporation. Section 382 of the Code places limitations on our ability to use certain NOL carry-forwards to offset income. The annual federal NOL limitation is approximately $17 to $23 million subject to other rules and restrictions. Our NOLs and certain other tax attributes generated prior to December 23, 2009 may not be utilized to offset Birds Eye income from recognized built in gains through December 2014 pursuant to Section 384 of the Code.

Liquidity and Capital Resourcess

Historical
Our cash flows are very seasonal. Typically we are a net user of cash in the third quarter of the calendar year (i.e., the quarter ending in September) and a net generator of cash over the balance of the year.
Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures and debt service. Capital expenditures are expected to be approximately $80-90 million in 2012, which consists of normal capital expenditures and approximately $10 million related to our facility restructuring projects. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our Revolving Credit Facility (as defined in Note 8 to the Consolidated Financial Statements). The Company expects that its ability to generate cash from its operations and ability to borrow from its credit facilities should be sufficient to support working capital needs, planned growth and capital expenditures for the next 12 months and for the foreseeable future. We keep a insignificant amount of cash in foreign accounts, primarily related to the operations of our Canadian business. Tax liabilities related to bringing these funds back into the United States would not be significant and have been accrued.
Statements of cash flows for the nine months ended September 23, 2012 compared to the nine months ended September 25, 2011
Net cash provided by operating activities was $62.4 million for the nine months ended September 23, 2012 and was the result of net earnings, excluding non-cash charges and credits, of $112.0 million and an increase in working capital of $49.7 million. The increase in working capital was primarily the result of a $66.8 million seasonal increase in inventory during the harvest season and a $6.0 million increase in accounts receivable driven by the timing of sales as well as higher selling prices. The aging profile of accounts receivable has not changed significantly from December 25, 2011. These were offset by a $14.2 million increase in accounts payable driven by our inventory purchases. All other working capital accounts generated a net $8.9 million cash inflow.
Net cash provided by operating activities was $69.1 million for the nine months ended September 25, 2011 and was the result of net earnings, excluding non-cash charges and credits, of $120.6 million and an increase in working capital of $51.5 million. The increase in working capital was primarily the result of a $76.9 million seasonal increase in inventory and a $32.9 million increase in accounts receivable driven by the timing of sales as well as higher selling prices. These were offset by a $51.5 million increase in accounts payable driven by our inventory purchases and a $9.4 million increase in accrued liabilities driven by higher interest accruals. All other working capital accounts generated a net $2.6 million cash outflow.

Net cash used in investing activities was $49.2 million for the nine months ended September 23, 2012 and was primarily related to capital expenditures. Capital expenditures during the first nine months of 2012 included approximately $4.9 million of costs related to our facility consolidation projects.

Net cash used in investing activities was $82.9 million for the nine months ended September 25, 2011 and consisted of $90.8 million of capital expenditures, offset by $7.9 million of proceeds received for the sale of our Watsonville, CA facility, which had been recorded as an asset held for sale.
Net cash used by financing activities was impacted by our April and September 2012 refinancings, which is explained in greater detail in Note 8 to the Consolidated Financial Statements. Net cash used by financing activities for the nine months ended September 23, 2012 was $158.7 million and consisted of $625.2 million of term loan repayments, $373.3 million of repurchases of outstanding notes, $17.4 million of debt acquisition costs, $2.8 million of net capital leases, $2.4 million of notes payable activity, and $0.8 million of equity repurchases. These outflows were funded by $842.6 million of proceeds from our new Tranche E and F Term loans, with the remainder coming from cash on hand.
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
The net of all activities resulted in a decrease in cash of $145.1 million for the nine months ended September 23, 2012, compared to a decrease in cash of $15.9 million for the nine months ended September 25, 2011.

Debt
As of September 23, 2012 and December 25, 2011, our long term debt consisted of the following:

	September 23, 2012	December 25, 2011
Long-term debt
- Senior Secured Credit Facility - Tranche B Non Extended Term Loans due 2014	$246.4	$1,196.9
- Senior Secured Credit Facility - Tranche B Extended Term Loans due 2016	639.5	—
- Senior Secured Credit Facility - Tranche D Term Loans due 2014	—	313.2
- Senior Secured Credit Facility - Tranche E Term Loans due 2018	399.0	—
- Senior Secured Credit Facility - Tranche F Term Loans due 2018	450.0	—
- 9.25% Senior Notes due 2015	465.0	625.0
- 8.25% Senior Notes due 2017	400.0	400.0
- 10.625% Senior Subordinated Notes due 2017	—	199.0
- Unamortized discount on long term debt	(7.6)	(2.7)
- Capital lease obligations	21.7	23.0
	2,614.0	2,754.3
Less: current portion of long-term obligations	30.4	15.7
Total long-term debt	$2,583.6	$2,738.7

On April 17, 2012 we entered into an amended and restated credit agreement which extended a portion of our Tranche B Term Loans to 2016, allowed us to borrow on new $400 million Tranche E Term Loans and replace our existing revolving credit facility with a new $150 million revolving credit facility. We used proceeds from the Tranche E Term Loans to pay off all of our outstanding balance of $313.2 million aggregate principal amount of Tranche D Term Loans. On April 19, 2012, we redeemed all $199.0 million of our outstanding 10.625% Senior Subordinated Notes using proceeds from the Tranche E Term Loans along with available cash.
On August 30, 2012, we entered into the first amendment to the amended and restated credit agreement which allowed us to borrow on new $450 million Tranche F Term Loans due 2018. The Company used proceeds from the Tranche F Term Loans along with available cash to pay off $300 million of the aggregate principal amount of Tranche B Non Extended Term Loans due 2014 and $150 million of the aggregate principal amount of 9.25% Senior Notes due 2015. For additional details regarding our debt instruments and our April and September 2012 refinancing, please refer to Note 8 of the Consolidated Financial Statements, "Debt and Interest Expense"
We meet the service requirements on our debt utilizing cash flow generated from operations. During 2011, we made a voluntary prepayment of $55.0 million on our term loans. In addition to the above facilities, we have a $150.0 million revolving credit facility, which can be used to fund our working capital needs and can also be used to issue up to $50.0 million of letters of credit. There were no borrowings against the revolving credit facility as of September 23, 2012 and December 25, 2011. As of September 23, 2012 and December 25, 2011, we had issued $31.0 million and $33.6 million, respectively, of letters of credit under this facility, leaving $119.0 million and $116.4 million, respectively, of unused capacity under this facility.

The Senior Secured Credit Facility loans mature in quarterly 0.25% installments. The aggregate maturities of the Tranche B Non Extended Term Loan outstanding as of September 23, 2012 are $3.1 million in the remainder of 2012, $12.5 million in 2013 and $230.8 million in 2014. The aggregate maturities of the Tranche B Extended Term Loan outstanding as of September 23, 2012 are $1.6 million in the remainder of 2012, $6.4 million in 2013, $6.4 million in 2014, $6.4 million in 2015 and $618.7 million in 2016. The aggregate maturities of the Tranche E Term Loans outstanding as of September 23, 2012 are $1.0 million in the remainder of 2012, $4.0 million in 2013, $4.0 million in 2014, $4.0 million in 2015, $4.0 million in 2016 and $382.0 million thereafter. The aggregate maturities of the Tranche F Term Loans outstanding as of September 23, 2012 are $1.1 million in the remainder of 2012, $4.5 million in 2013, $4.5 million in 2014, $4.5 million in 2015, $4.5 million in 2016 and $430.9 million thereafter.
Under the terms of the Senior Secured Credit Facility, we are required to use 50% of our “Excess Cash Flow” to prepay the Tranche B Non Extended Term Loans, Tranche B Extended Term Loans, Tranche D Term Loans, Tranche E Term Loans and Tranche F Term Loans. Excess Cash Flow is defined as consolidated net income (as defined), as adjusted for certain items, including (1) all non cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principal payments of indebtedness and (5) certain other items defined in the Senior Secured Credit Facility. In December 2011 we made a voluntary prepayment on our Tranche D terms loans of $55.0 million. As a result of this prepayment, no payment was due under the Excess Cash Flow requirements of the Senior Secured Credit Facility for the 2011 reporting year.

As market conditions warrant, we and our subsidiaries, affiliates or significant equity holders (including Blackstone and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise. In December 2012 ,we will determine if amounts are due under the Excess Cash Flow requirements of our Senior Secured Credit Facility for the 2012 reporting year.

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
On April 17, 2012 we amended and restated the Senior Secured Credit Facility as part of an initiative to lower our interest costs by paying off our Senior Subordinated Notes and extending the maturity dates for a portion of our Senior Secured Credit Facility. This is discussed further in Note 8 of the Consolidated Financial Statements "Debt and Interest Expense".
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
Pursuant to the terms of the Senior Secured Credit Facility, we are required to maintain a ratio of Net First Lien Secured Debt to Adjusted EBITDA of no greater than 5.25 to 1. Net First Lien Secured Debt is defined as our aggregate consolidated secured indebtedness, less the aggregate amount of all unrestricted cash and cash equivalents.

In addition, under the Senior Secured Credit Facility and the indentures governing the Senior Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the Net First Lien Secured Debt Ratio above), in the case of the Senior Secured Credit Facility, or to the ratio of Adjusted EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters in the case of the Senior Notes. As of September 23, 2012, we were in compliance with all covenants and other obligations under the Senior Secured Credit Facility, and the indentures governing the Senior Notes.
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

The following table provides a reconciliation from our net earnings (loss) to EBITDA and Adjusted EBITDA for the three and nine months ended September 23, 2012 and September 25, 2011, and the fiscal year ended December 25, 2011. The terms and related calculations are defined in the Senior Secured Credit Facility and the indentures governing the 8.25% Senior Notes, and 9.25% Senior Notes.

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011	December 25, 2011
Net earnings (loss)	$9,878	$12,777	$8,857	$40,610	$(46,914)
Interest expense, net	44,458	52,144	154,496	155,385	208,078
Income tax expense (benefit)	5,559	373	3,701	13,007	22,103
Depreciation and amortization expense	26,486	22,163	68,542	65,065	88,476
EBITDA	$86,381	$87,457	$235,596	$274,067	$271,743
Non-cash items (a)	(2,967)	2,409	(1,368)	6,291	152,245
Non-recurring items (as defined) (b)	13,310	2,478	32,134	17,130	20,264
Other adjustment items (c)	1,188	1,092	6,758	3,146	5,440
Adjusted EBITDA	97,912	93,436	273,120	300,634	449,692
Last twelve months Adjusted EBITDA			$422,178

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011	December 25, 2011
Non-cash compensation charges (1)	$125	$300	$725	$900	$1,151
Unrealized losses resulting from hedging activities (2)	(3,092)	2,109	(2,093)	4,105	1,608
Goodwill impairment charges (3)	—	—	—	—	122,900
Other impairment charges (4)	—	—	—	1,286	26,586
Total non-cash items	$(2,967)	$2,409	$(1,368)	$6,291	$152,245
 _________________

(1)
For the three and nine months ended September 23, 2012 and September 25, 2011, and the fiscal year ended December 25, 2011, represents non-cash compensation charges related to the granting of equity awards.

(2)
For the three and nine months ended September 23, 2012 and September 25, 2011, and the fiscal year ended December 25, 2011, represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under foreign exchange and commodity derivative contracts.

(3)	For the fiscal year ended December 25, 2011, represents goodwill impairments on the Breakfast ($51,700), Private Label ($49,700) and Food Service ($21,500) reporting units.

(4)
For the three and nine months ended September 25, 2011 represents a plant asset impairment on the previously announced closure of the Tacoma, WA facility. For the fiscal year ended December 25, 2011, represents tradename impairments on Aunt Jemima ($23,700), Lenders ($1,200) and Bernstein's ($400) in addition to the plant asset impairment at Tacoma.

(b)	Non-recurring items as defined in our Senior Secured Credit Facility are comprised of the following:

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011	December 25, 2011
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$(3)	$2	$1,620	$9,039	$8,771
Restructuring charges, integration costs and other business optimization expenses (2)	9,812	2,115	15,289	7,119	9,485
Employee severance (3)	31	361	964	972	2,008
Other non-recurring items (4)	3,470	—	14,261	—
Total other adjustments	$13,310	$2,478	$32,134	$17,130	$20,264
_________________

(1)
For the three and nine months ended September 23, 2012 primarily represents costs related to due diligence investigations and special project expenses. For the three and nine months ended September 25, 2011 and fiscal year ended December 25, 2011, primarily represents costs related to due diligence investigation and includes an $8.5 million legal settlement related to the Lehman Brothers Special Financing claim.

(2)
For the three and nine months ended September 23, 2012, primarily represents restructuring charges, consulting and business optimization expenses related to the closings of the Tacoma, WA, Fulton, NY, Green Bay, WI and Millsboro, DE facilities. For the three and nine months ended September 25, 2011, and the fiscal year ended December 25, 2011, primarily represents restructuring charges, consulting and business optimization expenses related to the closings of the Tacoma, WA and Fulton, NY facilities.

(3)	For the three and nine months ended September 23, 2012 and September 25, 2011, and the fiscal year ended December 25, 2011, represents severance costs paid, or to be paid, to terminated employees.

(4)
For the three months ended September 23, 2012, represents the premium paid on the redemption of $150.0 million of 9.25% Senior Subordinated Notes. For the nine months ended September 23, 2012, this also includes the redemption of $199.0 million of 10.625% Senior Subordinated Notes and the premium paid on the repurchase and retirement of $10.0 million of 9.25% Senior Notes.

(c)	Other adjustment items are comprised of the following:

(thousands of dollars)	Three months ended		Nine months ended		Fiscal Year Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011	December 25, 2011
Management, monitoring, consulting and advisory fees (1)	$1,188	$1,082	$3,534	$3,422	$4,572
Other (2)	—	10	3,224	(276)	868
Total other adjustments	$1,188	$1,092	$6,758	$3,146	$5,440
_________________

(1)
For the three and nine months ended September 23, 2012 and September 25, 2011, and the fiscal year ended December 25, 2011, represents management/advisory fees and expenses paid to an affiliate of Blackstone.

(2)
For the nine months ended September 23, 2012 and the fiscal year ended December 25, 2011, primarily represents the recall of Aunt Jemima product. For the the fiscal year ended December 25, 2011, this also includes a gain on the sale of the Watsonville, CA property. For three and nine months ended September 25, 2011, represents gain on the sale of the Watsonville, CA property.

Our covenant requirements and actual ratios for the twelve months ended September 23, 2012 are as follows:

	Covenant Requirement	Actual Ratio
Senior Secured Credit Facility
Net First Lien Leverage Ratio (1)	5.25 to 1.00	4.15
Total Leverage Ratio (2)	Not applicable	6.20
Senior Notes (3)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00 to 1.00	2.33
 _________________

(1)
Pursuant to the terms of the Senior Secured Credit Facility, we are required to maintain a ratio of Net First Lien Secured Debt to Adjusted EBITDA of no greater than 5.25 to 1. Net First Lien Secured Debt is defined as our aggregate consolidated secured indebtedness, less the aggregate amount of all unrestricted cash and cash equivalents.

(2)
The Total Leverage Ratio is not a financial covenant but is used to determine the applicable rate under the Senior Secured Credit Facility. The Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all unrestricted cash and cash equivalents by Adjusted EBITDA.

(3)
Our ability to incur additional debt and make certain restricted payments under the indentures governing the Senior Notes, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.00 to 1.

(4)
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

During the second and third quarters of fiscal 2012, there were significant changes in our contractual obligations and commitments related to long-term debt and related interest as a result of the April and September 2012 Refinancings. See Note 8 - Debt and Interest Expense for further details. Our contractual commitments related to our debt are as follows:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt (1)	$2,599,897	$6,853	$273,097	$1,107,072	$1,212,875
Projected interest payments on debt (2)	741,100	38,500	303,000	262,900	136,700
Total	$3,340,997	$45,353	$576,097	$1,369,972	$1,349,575

(1)	Debt at face value includes scheduled principal repayments and excludes interest payments.

(2)
The total projected interest payments on long-term debt are based upon borrowings and interest rates as of September 23, 2012, including the effect of interest rate swaps in place. The interest rate on variable rate debt is subject to changes beyond our control and may result in actual interest expense and payments differing from the amounts above.

Off-Balance Sheet Arrangements

As of September 23, 2012, we did not have any off-balance sheet obligations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 23, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 23, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*
First Amendment to the Amended and Restated Credit Agreement, dated August 30, 2012, by and among Pinnacle Foods Finance LLC, Peak Finance Holdings LLC, Barclays Bank PLC, the Guarantors and the Other Lenders Party thereto.

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

PINNACLE FOODS FINANCE LLC

By:	/s/ Craig Steeneck
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	November 7, 2012