Form 10-K
period 2012-12-30
Pinnacle Foods Finance LLC
filed 2013-03-05
CIK 1420566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2012
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
Not Applicable
As of March 5, 2013, 100% of the registrant's outstanding limited liability company interests were held by Peak Finance Holdings LLC, its sole member.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains “forward-looking statements”. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this annual report on Form 10-K, the words “estimates,” “expects,” “contemplates”, “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this annual report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth below under “Item 1A: Risk Factors,” other matters discussed from time to time in subsequent filings with the Securities and Exchange Commission, and the following risks, uncertainties and factors:

▪	competition;

▪	our ability to predict, identify, interpret and respond to changes in consumer preferences;

▪	the loss of any of our major customers;

▪	our reliance on single source provider for the manufacturing, co-packing and distribution of many of our products;

▪	fluctuations in price and supply of food ingredients, packaging materials and freight;

▪	volatility in commodity prices and our failure to mitigate the risks related to commodity price fluctuation and foreign exchange risk through the use of derivative instruments;

▪	costs and timeliness of integrating future acquisitions or our failure to realize anticipated cost savings, revenue enhancements or other synergies therefrom;

▪	our substantial leverage;

▪	litigation or claims regarding our intellectual property rights or termination of our material licenses;

▪	our inability to drive revenue growth in our key product categories or to add products that are in faster growing and more profitable categories;

▪	potential product liability claims;

▪	seasonality;

▪	the funding of our defined benefit pension plans;

▪	changes in our collective bargaining agreements or shifts in union policy;

▪	changes in the cost of compliance with laws and regulations, including environmental, worker health and workplace safety laws and regulations;

▪	our failure to comply with FDA, USDA or FTC regulations and the impact of governmental budget cuts;

▪	disruptions in our information technology systems;

▪	future impairments of our goodwill and intangible assets;

▪	difficulty in the hiring or the retention of key management personnel;

▪	changes in tax statutes, tax rates, or case laws which impact tax positions we have taken; and

▪	Blackstone controlling us.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed under the sections entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K. You should evaluate all forward-looking statements made in this Form 10-K in the context of these risks and uncertainties.

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

PART I

ITEM 1.    BUSINESS

Company Overview

We are a leading manufacturer, marketer, and distributor of high-quality, branded food products in North America, with annual net sales of $2.5 billion in fiscal 2012. Our brands are leaders in many of their respective categories, and we hold the #1 or #2 market share position in 10 of the 12 major product categories (categories in which our brands' net sales exceed $50 million and comprise over 93% of North American retail net sales) in which we compete. Our brand portfolio enjoys strong household penetration in the United States, where our products can be found in over 85% of U.S. households. Our products are sold through supermarkets, grocery wholesalers and distributors, mass merchandisers, super centers, convenience stores, dollar stores, drug stores and warehouse clubs in the United States and Canada, as well as in military channels and foodservice locations. Given our diverse portfolio of iconic brands with attractive market positions, our business generates significant and stable cash flows that we believe will enable us to reduce our debt and drive value creation through both reinvestment in our existing brands and periodic strategic acquisitions.
From fiscal 2008 through fiscal 2012, we grew our net sales and Adjusted EBITDA by approximately 59% and 91%, respectively, and expanded our Adjusted EBITDA margin by 2.9 percentage points. Over the same period, our earnings increased from a net loss of $28.6 million in 2008 to net earnings of $52.6 million in fiscal 2012. See "Item 7— Management’s Discussion And Analysis Of Financial Condition And Results Of Operations— Covenant Compliance" for our definition of Adjusted EBITDA and a reconciliation of our net earnings (loss) to Adjusted EBITDA. On December 23, 2009, we acquired all of the common stock of Birds Eye Foods, Inc. (the "Birds Eye Acquisition"), a transaction that significantly expanded our presence in frozen foods and positioned Pinnacle as the 5th largest frozen food manufacturer in the United States. At the time of the Birds Eye Acquisition, the Birds Eye portfolio included an expanding platform of healthy, high-quality frozen vegetables and frozen meals, as well as a portfolio of primarily branded shelf-stable foods that were complimentary to our existing product offerings. In fiscal 2010, all aspects of the Birds Eye business were fully integrated with Pinnacle.
In addition to reinvestment in our brands and making periodic strategic acquisitions, we have also deployed our significant cash flows to reduce our debt. Our cash flow generation has enabled us to pay down approximately $350 million of the $3.0 billion of debt we incurred in connection with The Blackstone Group L.P.'s acquisition of the Company in April 2007 and the Birds Eye Acquisition in December 2009.
Throughout this Form 10-K, we use data provided by Symphony IRI Group, Inc. (“SIG”). Unless we indicate otherwise, retail sales, market share, category and other industry data (other than household penetration, which is for the 52-week period ended December 23, 2012) used throughout this Form 10-K for all categories and segments are for U.S. brands and for the 52-week period ended December 30, 2012. This data includes retail sales in supermarkets with at least $2 million in total annual sales but excludes sales in mass merchandisers, club stores, drug stores, convenience stores and dollar stores. Retail sales are dollar sales estimated by SIG and represent the value of units sold through supermarket cash registers for the relevant period. Market share is our percentage of the overall category and is calculated using retail dollar sales. In the second half of fiscal 2012, SIG began including in their data Wal-Mart Stores, Inc. ("Wal-Mart") and other retailers not previously measured, and we plan to begin using this expanded data in fiscal 2013.

We view shelf-stable pickles, table syrup, frozen and refrigerated bagels, frozen pancakes/waffles/French toast and pie/pastry fruit fillings as distinct categories. We view the cake/brownie mixes and frostings category as consisting of cake and cupcake mixes, brownie mixes and frostings. We view the frozen vegetables category as consisting of frozen plain vegetables, frozen prepared vegetables and select frozen side dishes including vegetables. We view the frozen complete bagged meals category as consisting of frozen full-calorie multi-serve dinners, excluding non-bag items. We view the frozen prepared seafood category as consisting of frozen prepared fish/seafood and frozen prepared shrimp. We view the single-serve frozen dinners and entrées category as consisting of full-calorie single-serve frozen dinners and entrées and select frozen handheld entrées. We view the frozen pizza-for-one category as consisting of total frozen pizza of 12 ounces per unit or less (for single serve packages, or individual units within multi-serve packages), excluding French bread crust and diet-positioned varieties. We view the canned meat category as consisting of shelf-stable prepared chili, shelf-stable lunch meats, shelf-stable Vienna sausage and shelf-stable potted meats.

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

Our operations are managed and reported in three operating segments: the Birds Eye Frozen Division, the Duncan Hines Grocery Division and the Specialty Foods Division. The Birds Eye Frozen Division and the Duncan Hines Grocery Division, which collectively represent our North America Retail operations, include the following brands:

Birds Eye Frozen Division

Major Pinnacle Brands	Industry Category	Market Share 52 Weeks Ended 12/30/2012	Category Rank (1)
Birds Eye	Frozen vegetables	27.2%	#1
Birds Eye Voila! (2)	Frozen complete bagged meals	25.1%	#2
Van de Kamp's Mrs. Paul's	Frozen prepared seafood	18.8%	#2
Lender's	Frozen and refrigerated bagels	45.7%	#1
Celeste	Frozen pizza for one	11.3%	#4
Hungry-Man	Full-calorie single-serve frozen dinners and entrées	8.5%	#3
Aunt Jemima	Frozen pancakes / waffles / French toast	8.5%	#2

Duncan Hines Grocery Division

Major Pinnacle Brands	Industry Category	Market Share 52 Weeks Ended 12/30/2012	Category Rank (1)
Duncan Hines	Cake / brownie mixes and frostings	25.8%	#2
Vlasic	Shelf-stable pickles	31.3%	#1
Mrs. Butterworth's Log Cabin	Table syrup	17.6%	#2
Armour Brooks Nalley	Canned meat	18.5%	#2
Comstock Wilderness	Pie / pastry fruit fillings	36.0%	#1

(1) Rank among branded manufacturers, excluding private label.
(2) Pinnacle is the number 2 competitor in the category and Birds Eye Voila! is the number one brand.

In addition to our North America Retail operations, the Specialty Foods Division consists of a regional presence in snack products (Tim’s Cascade and Snyder of Berlin), as well as our foodservice and private label businesses. We have de-emphasized low-margin businesses in our Specialty Foods Division, including selectively exiting certain unprofitable, unbranded product lines, particularly foodservice pickles in fiscal 2012.

Within our divisions, we actively manage our portfolio by segregating our business into Leadership Brands and Foundation Brands. Our Leadership Brands enjoy a combination of higher growth and margins, greater potential for value-added innovation and enhanced responsiveness to consumer marketing than do our Foundation Brands and, as a result, we focus our investment spending and brand-building activities on our Leadership Brands. By contrast, we manage our Foundation Brands for revenue and market share stability and for cash flow generation to support investment in our Leadership Brands, reduce our debt and fund other corporate priorities. As a result, we focus spending for our Foundation Brands on brand renovation and targeted consumer and trade programs.

Our Leadership Brands are comprised of Birds Eye, Birds Eye Voila!, Duncan Hines, Vlasic, Van de Kamp’s, Mrs. Paul’s, Mrs. Butterworth’s and Log Cabin. Historically, our Leadership Brands have received about 80% of our marketing investment and the majority of our innovation investment. Our Birds Eye and Birds Eye Voila! brands combined have annual retail revenue across all retail channels in excess of $1 billion, and our remaining Leadership Brands collectively have annual retail revenue of approximately $900 million across all retail channels. In fiscal 2012, our Leadership Brands accounted for approximately 55% and 70% of our consolidated net sales and gross profit, respectively and approximately 65% and 74% of our North America net sales and gross profit, respectively.

Competitive Strengths

We believe the following competitive strengths differentiate us from our competitors and contribute to our ongoing success:
Actively Managed Portfolio of Iconic Food Brands with Leading Market Positions
We actively manage our diverse portfolio of iconic food brands that participate in attractive product categories. Our well-recognized brand portfolio enjoys strong household penetration in the United States, where our products can be found in over 85% of U.S. households. Our brands are leaders in their respective categories, holding the #1 or #2 market share position in 10 of the 12 major product categories in which we compete.
We have prioritized our investment spending and brand-building activities behind our Leadership Brands, given their higher growth and margins, greater potential for value-added innovation and enhanced responsiveness to consumer marketing, as compared to that of our Foundation Brands. We manage our Foundation Brands for stability in sales, market share and cash flow, with a focus on ongoing quality upgrades, competitive pricing and strong merchandising and trade programs. Our brand prioritization strategy is focused on ensuring that the strong, stable cash flows from our Foundation Brands are deployed for reinvestment in marketing and on-trend innovation for our higher-margin Leadership Brands, as well as for debt reduction and other corporate priorities. From fiscal 2008 through fiscal 2012, net sales of our Leadership Brands grew at a compounded annual growth rate, or CAGR, of 2%, compared to our Foundation Brands, which were flat. Gross profit margin for our Leadership Brands was 30% of net sales in fiscal 2012, compared to 20% of net sales for our Foundation Brands in fiscal 2012.
Strong Innovation and Marketing Capabilities Focused on Leadership Brands
Since 2009, we have substantially enhanced our organizational capabilities in the areas of new product innovation and consumer marketing. We have improved our in-house innovation capabilities by augmenting and upgrading our innovation team with the construction of a new state-of-the-art Research and Development (“R&D”) facility in our Parsippany, New Jersey headquarters. This facility co-locates our sales, marketing and operations teams with our entire company-wide R&D team and better enables us to leverage the innovation and experience of senior management. Additionally, we have increased investment in consumer insights and employee innovation training. Our Renewal Rate, which we define as gross sales from products introduced within the last three years as a percentage of current year gross sales, has nearly doubled since the Birds Eye Acquisition to 9.4% in fiscal 2012, compared to 5.0% in fiscal 2009 for Pinnacle before the Birds Eye Acquisition. Gross sales represents net sales before returns, discounts, trade, slotting and coupon redemption expenses and other allowances. Recent examples of successfully launched innovations include Duncan Hines Frosting Creations custom-flavor frosting system, Duncan Hines Decadent cake mixes, Vlasic Farmer's Garden artisan-quality pickles, Birds Eye Chef's Favorites enhanced vegetable side dishes and Birds Eye Voila! family size complete bagged meals. We intend to continue to invest in innovation that enables us to further differentiate our brands in the marketplace.

To complement our accelerated innovation efforts, we have also focused and enhanced our marketing investments behind our Leadership Brands. We have partnered with best-in-class branded consumer advertising, digital and media agencies to develop high impact marketing programs implemented across television, print, social and digital media. From fiscal 2008 through fiscal 2011, our consumer marketing investments behind our Leadership Brands increased at a CAGR of 6%, while investment spending declined 14% in fiscal 2012, due to our planned shift of investment spending into trade promotions during a period of heightened competitive activity and significant consumer price sensitivity. We intend to increase marketing investments behind our Leadership Brands over time, as the volume trends and promotional environment in the broader food industry normalize.
Operational Excellence Driving Continued Gross Margin Improvement
Our operational excellence program, a company-wide core productivity initiative called Maximizing Value through Productivity (MVP), is designed to generate annual core productivity savings in procurement, manufacturing and logistics in the range of 3% to 3.5% of our annual Cost of products sold. In 2012, our core MVP productivity realized was 3.1%. In addition in 2012, our supply chain footprint consolidation initiatives also drove significant, incremental productivity savings of 0.9% of Cost of products sold that further support gross margin expansion. These productivity savings, combined with selective retail price increases and our active commodity hedging program, have been instrumental in mitigating input cost inflation in periods of significant inflationary pressure, such as fiscal 2012, and driving gross margin expansion in periods of more modest inflation. We also pursue other initiatives to drive incremental improvement in our gross margin, including improving our product mix through new product innovation and low-margin SKU rationalization, increasing the effectiveness of our trade promotional spending and realizing synergies from acquisitions. Furthermore, our gross margin benefits from our diversified input cost basket in which no single commodity accounted for more than 9% of our total Cost of products sold in fiscal 2012.
In 2011, we completed two manufacturing plant consolidations designed to optimize our manufacturing footprint and reduce our supply chain costs. In fiscal 2012, we initiated the consolidation of a third manufacturing plant and terminated the use of a third party storage facility. The combined ongoing annualized benefit to Cost of products sold from these projects is estimated at approximately $28 million, with fiscal 2012 benefiting by approximately $16 million and 2013 expected to benefit by an additional $7 million. The remaining $5 million in incremental ongoing annualized savings are expected to be realized in 2014. From fiscal 2008 through fiscal 2012, we have expanded our adjusted gross margin rate by 3.1 percentage points.
Strong Free Cash Flow Conversion
Our business generates an attractive Adjusted EBITDA margin and also benefits from modest capital expenditure and working capital requirements and approximately $1 billion in net operating loss carry-forwards, which combined have resulted in strong and stable unlevered free cash flows. Our Adjusted EBITDA margin benefits from the quality of our brand portfolio and our lean and nimble organization structure, with selling (includes brokerage and other overhead), general and administrative expenses, excluding marketing investment and one-time items, consistently representing approximately 8% of net sales. Our well-maintained manufacturing facilities and strategic use of co-packers limit our maintenance capital expenditure requirements, and our significant net operating loss carry-forwards and other tax attributes minimize our cash taxes.
We believe our strong free cash flows will enable us to maximize shareholder value through reducing our indebtedness, strategically deploying our capital to fund innovation and organic growth opportunities and financing value-enhancing acquisitions.
Proven M&A Expertise with Significant Opportunity
We have substantial experience in sourcing, executing and integrating value-enhancing acquisitions. We maintain a highly-disciplined approach to M&A, focusing on opportunities that add new iconic brands to our portfolio and/or allow for strong synergy realization.
In December 2009, we completed the $1.3 billion purchase of Birds Eye. The Birds Eye Acquisition added approximately $1 billion in net sales, including the Birds Eye and Birds Eye Voila! brands, enhanced our operating margins, and added scale to our frozen food business, making us the 5th largest frozen food manufacturer in the United States. The integration of Birds Eye was largely completed within six months of the acquisition, and the synergies we achieved exceeded our original estimates. Similarly, in 2006, we completed the acquisition of Armour and successfully integrated the business within four months. The Armour acquisition added approximately $225 million in net sales and was immediately accretive to our operating margins.
Our strong existing platforms in the Birds Eye Frozen and Duncan Hines Grocery segments facilitate a large addressable market and broad set of potential acquisition targets. We believe our scale, management depth, integration expertise and access to capital will allow us to consider both small and large acquisitions in the future and to seamlessly integrate them to drive maximum value creation.

Experienced, Hands-On Management Team and Board of Directors
Our management team has a demonstrated history of delivering strong operating results. From fiscal 2008 through fiscal 2012, we have enhanced our business mix through active portfolio management, including focused innovation and marketing and the successful integration of a transformative, value-enhancing acquisition that dramatically increased the scale and scope of our business. Our management team, which has been strengthened with the recent addition of several highly-experienced executives, has extensive food industry experience and includes several executives who have managed significantly larger businesses and have led numerous acquisition integrations. Our management team is complimented by an experienced Board of Directors, which includes several individuals with a proven track record of successfully managing and acquiring consumer businesses.
Our Strategy
We intend to profitably grow our business and create shareholder value through the following strategic initiatives:
Drive Growth Through Focus on Leadership Brands
Our Leadership Brands are among our highest-growth and highest-margin businesses and enjoy greater potential for value-added innovation and enhanced responsiveness to consumer marketing. Our brand prioritization strategy is focused on ensuring that the strong, stable cash flows from our Foundation Brands are, among other uses, reinvested in marketing and on-trend innovation for our higher-margin Leadership Brands. We believe our formalized innovation processes, upgraded R&D capabilities, increased investments in consumer insights, and partnership with best-in-class branded consumer advertising, digital and media agencies will enable us to continue to introduce successful new products and drive brand growth through high-impact marketing programs. We believe this strategy, which will focus the majority of our consumer marketing investments and new product innovation efforts on our Leadership Brands, will drive higher-margin revenue growth across our portfolio.
Expand Margins By Leveraging Productivity and Efficient Organization Structure
We believe we are well-positioned to continue to expand our margins. Our company wide focus on productivity, which includes both our core productivity initiative, MVP, and our supply chain footprint consolidation initiatives, along with selective pricing actions and our active commodity hedging program, are intended to mitigate input cost inflation in periods of significant inflationary pressure and more than offset input cost inflation in periods of modest input cost inflation. In addition, our focus on improving our product mix, enhancing the effectiveness of our trade promotions, realizing synergies from acquisitions and leveraging our efficient organizational structure are expected to further drive margin expansion over time. We believe our lean, nimble structure and efficient internal processes will continue to enhance our decision-making and speed of execution. Our flat structure, which has enabled us to hold our overhead costs (i.e., selling, general and administrative expenses, excluding marketing investment and one-time items) at approximately 8% of net sales, allows for a high level of connectivity between senior management and our operations and customers, ensuring senior management engagement in key business decisions.
Deliver Strong Free Cash Flow Through Tight Working Capital Management, Focused Capital Spending and Minimal Cash Taxes
We believe we are well-positioned to profitably grow our business and generate strong free cash flow through our combination of attractive Adjusted EBITDA margins, modest working capital requirements, limited maintenance capital expenditures and low cash taxes that result from our approximately $1 billion in Net Operating Loss carry-forwards (NOL's) and other tax attributes, which we believe will result in minimal cash taxes through 2015 . Our well-maintained manufacturing facilities and strategic use of co-packers limit our capital expenditure requirements, and our ongoing focused management of working capital also benefits our free cash flow.
Acquire Value-Enhancing Food Brands
We intend to proactively pursue value enhancing acquisitions in the packaged food industry, utilizing a disciplined approach to identify and evaluate attractive acquisition candidates. We believe we can leverage our scale, management depth and integration expertise, along with our access to capital, to continue our track record of making value-accretive acquisitions. We believe the combination of consolidating selling, general and administrative functions, leveraging our scale in procurement, optimizing supply chain and manufacturing operations, cross-marketing brands across categories and further developing retailer relationships will continue to enable us to drive acquisition synergies in future transactions we may pursue.

Return Value to Shareholders Through Debt Reduction and Maximizing Investor Returns
We believe our strong free cash flow enables us not only to invest in our Leadership Brands to drive organic growth and fund value-enhancing acquisitions, but also to continue to strengthen our balance sheet through debt reduction and to maximize investor returns. We believe that our capital structure provides us with the financial flexibility to continue to de-lever and pursue value-enhancing initiatives for our shareholders.
Industry Segments
Birds Eye Frozen Division

Birds Eye is the largest brand in the $2.3 billion frozen vegetables category. Collectively, our steamed and non-steamed product offerings hold the #1 position among branded products, with a 27.2% market share. Birds Eye was founded by frozen foods inventor Clarence Birdseye in 1926 and the tradition of innovation continues today. With the launch of Birds Eye Steamfresh vegetables in January 2006, Birds Eye was the first company to capture a nationwide market share with a product that enables consumers to conveniently steam vegetables in microwaveable packaging. Also, in 2011, Birds Eye took Steamfresh to the next level with the introduction of the Steamfresh Chef's Favorites vegetable blends with sauces, seasonings and starches which deliver excellent taste and convenience. New government programs, such as the USDA's My Plate program, and nutrition and health professionals continue to identify increased vegetable consumption as a key to better health. We believe that enhancing the taste of vegetables and making them exceptionally convenient are keys to driving more vegetable consumption. Birds Eye has taken a leadership role in increasing vegetable consumption, with a specific focus on children. We are sponsors of the USDA's My Plate program, partners in Partnership for Healthy America, and are engaged in a breakthrough marketing effort with Nickelodeon (the number one children's television network) to encourage children to eat more vegetables. We also compete in the frozen complete bagged meals category with our Birds Eye Voila! brand. Pinnacle is the second largest competitor in the frozen complete bagged meal category and our Birds Eye Voila! brand is the #1 brand in the category with a 25.1% market share. Birds Eye Voila! frozen bagged meals provide consumers with a high quality complete meal, including protein, starch, and vegetables, that they can prepare in a skillet in just minutes. In 2012, our product launches included an expansion of the very successful Chef's Favorites line and new on-trend vegetables, including edamame.
Duncan Hines Grocery Division
Duncan Hines is the division's largest brand and includes cake mixes, ready-to-serve frostings, brownie mixes, muffin mixes, and cookie mixes. Duncan Hines was introduced as a national brand in 1956 when Duncan Hines, a renowned restaurant critic and gourmet, launched the brand as part of his efforts to bring restaurant-quality food to American homes. Duncan Hines has expanded its presence at retail over the past year through a commitment to innovation. Over the past 3 years, Duncan Hines has established a successful line of Decadent cakes, which offer premium quality. In February 2012, we also introduced an innovative line of frosting products, Duncan Hines Frosting Creations, which uses a patent pending frosting system to allow consumers to customize their frosting into one of 12 different flavors. Duncan Hines is the #2 brand with a 25.8% market share of the $891 million cake / brownie mixes and frostings category.
We also offer a complete line of shelf-stable pickle products that we market and distribute nationally, primarily under the Vlasic brand, and regionally under the Milwaukee's and Wiejske Wyroby brands. Our Vlasic brand, represented by its trademark Vlasic stork, was introduced over 65 years ago and has the highest consumer awareness and quality ratings in the pickle category. Vlasic is the #1 brand in the $511 million million shelf-stable pickle category, and Pinnacle brands collectively hold a 31.3% market share. In fiscal 2012, our new product launches included Vlasic Farmers Garden artisan-style pickles.
Specialty Foods Division
Snack Products. Our snack products primarily consist of Tim's Cascade, Snyder of Berlin and Husman's. These direct store delivery brands have strong local awareness and hold leading market share positions in their regional markets.
Foodservice and Private Label. We also manufacture and distribute certain products, mainly in the frozen breakfast, canned meat, and pie and pastry fruit filling categories, through foodservice channels. We also manufacture and distribute certain private label products in the canned meat, shelf-stable pickles and frozen prepared seafood categories. As part of our ongoing strategic focus over the last several years, we have deemphasized, certain low margin foodservice and private label businesses for the benefit of our higher margin branded food products. We believe that this effort will be substantially completed in 2013.
Financial information about our business segments is discussed in greater detail in Note 14 to the consolidated financial statements included elsewhere in this Form 10-K.

Acquisitions

Blackstone Transaction

On February 10, 2007, Pinnacle Foods Inc. ("PF") (formerly known as Crunch Holding Corp.), a Delaware corporation and the parent company of PFGI, entered into an Agreement and Plan of Merger with Peak Holdings LLC (“Peak Holdings”), a Delaware limited liability company controlled by affiliates of The Blackstone Group L.P. (“Blackstone”), Peak Acquisition Corp. (“Peak Acquisition”), a wholly-owned subsidiary of Peak Holdings and Peak Finance LLC (“Peak Finance”), an indirect wholly-owned subsidiary of Peak Acquisition, providing for the acquisition of PF. Under the terms of the Agreement and Plan of Merger, the purchase price for PF was $2,162.5 million in cash less the amount of indebtedness (including capital lease obligations) of PF and its subsidiaries outstanding immediately prior to the closing and certain transaction costs, subject to purchase price adjustments based on the balance of working capital and indebtedness as of the closing. Pursuant to the Agreement and Plan of Merger, immediately prior to the closing, PF contributed all of the outstanding shares of capital stock of its wholly-owned subsidiary PFGI to a newly-formed Delaware limited liability company, PFF. At the closing, Peak Acquisition merged with and into PF, with PF as the surviving corporation, and Peak Finance merged with and into PFF, with PFF as the surviving entity. As a result of this transaction, PF became a wholly-owned subsidiary of Peak Holdings, and PFF became a wholly-owned subsidiary of Peak Finance Holdings LLC (a wholly-owned subsidiary of PF). This transaction (the “Blackstone Transaction”) closed on April 2, 2007.

Reorganization of Subsidiaries

In order to simplify administrative matters and financial reporting, on September 30, 2007, Pinnacle Foods Corporation (“PFC”) merged with and into PFGI. As a final step to the reorganization, PFGI was converted from a Delaware corporation into a Delaware limited liability company under Delaware law on October 1, 2007 under the name Pinnacle Foods Group LLC.

Birds Eye Acquisition

On November 18, 2009, PFG LLC entered into a Stock Purchase Agreement with Birds Eye Holdings and Birds Eye Foods, Inc. pursuant to which PFG LLC acquired all of the issued and outstanding common stock of Birds Eye Foods, Inc. from Birds Eye Holdings. At the closing of the Birds Eye Acquisition on December 23, 2009, PFG LLC purchased all of the outstanding shares of Birds Eye's common stock, par value $0.01 per share, for $670.0 million in cash, together with assumption of Birds Eye's debt of $670.4 million, resulting in the total acquisition cost of $1,340.4 million.

The following chart illustrates our history:

Date	Event	Selected Brands Acquired
2001	Pinnacle Foods Holding Corporation was formed to acquire the North American business of Vlasic Foods International Inc.	Hungry-Man Swanson (1) Vlasic Open Pit

2003	Pinnacle Foods Inc. (formerly Crunch Holding Corp.) acquired Pinnacle Foods Holding Corporation

2004	Merger of Pinnacle Foods Holding Corporation with Aurora Foods Inc. completed and surviving company renamed Pinnacle Foods Group Inc.	Duncan Hines Van de Kamp's and Mrs. Paul's Log Cabin and Mrs. Butterworth's Lender's Celeste Aunt Jemima (frozen breakfast products) (1)

2006	Acquired Armour business from the Dial Corporation	Armour (1)

2007	Pinnacle Foods Inc. acquired by affiliates of The Blackstone Group L.P.

2009	Birds Eye Foods, Inc. acquired by Pinnacle Foods Group LLC	Birds Eye Birds Eye Steamfresh Birds Eye Voila! (1) Comstock Wilderness Brooks Nalley Bernstein's Tim's Cascade Snyder of Berlin

(1)
We manufacture and market these products under licenses granted by Campbell Soup Company (Swanson), the Quaker Oats Company (Aunt Jemima), Smithfield Foods (Armour) and Voila Bakeries, Inc. (Voila!). These licenses are discussed further in the section titled “Intellectual Property”.

Customers

We have several large customers that account for a significant portion of our sales. Wal-Mart and its affiliates are our largest customers and represented approximately 25% of our net sales in each of the fiscal years 2012, 2011 and 2010, respectively. Cumulatively, including Wal-Mart, our top ten customers accounted for approximately 60% of net sales in fiscal year 2012, 60% of net sales in fiscal year 2011 and 61% of net sales in fiscal year 2010.

Marketing

Our marketing programs consist of consumer advertising, consumer promotions, trade promotions, direct marketing, cause related marketing and public relations. Our advertising consists of television, newspaper, magazine, digital, mobile and social advertising aimed at increasing consumer preference and usage of our brands. Consumer promotions include free trial offers, targeted coupons and on-package offers to generate trial usage and increase purchase frequency. Our trade promotions focus on obtaining retail feature and display support, achieving optimum retail product prices and securing retail shelf space. Over the long term, we continue to focus on shifting our marketing efforts toward building long-term brand equity through increased consumer marketing.

Research and Development

Our Product Development and Technical Services teams focus on new product development, product-quality improvements, productivity improvements, regulatory compliance, package development, quality assurance, consumer affairs and brand extensions for our Duncan Hines Grocery, Birds Eye Frozen and Specialty Food products. In fiscal 2012, we consolidated all of our research and development functions in our new state-of-the-art facility in our Parsippany, New Jersey headquarters, and closed our Green Bay, Wisconsin location. The consolidation provides for seamless collaboration among our marketing, sales, operations and research and development functions. The relocation resulted in $3.0 million of one-time expenses in fiscal 2012. Our research and development expenditures totaled $12.0 million, $8.1 million, and $9.4 million for fiscal years 2012, 2011 and 2010, respectively. Our level of research and development expenditures reflects our focus on product development in comparison to basic research.

Intellectual Property

We own a number of registered and common law trademarks in the United States, Canada and other countries, including Amazing Glazes®, Appian Way®, Birds Eye®, Bernstein’s®, Brooks®, C&W®, CasaRegina®, Celeste®, Chocolate Lovers®, Comstock®, Country Kitchen®, Duncan Hines®, Erin’s Gourmet Popcorn®, Farmer’s Garden®, Freshlike®, Fun Frosters™, Frosting Creations®, Hartford House®, Hawaiian Style Bowls®, Hearty Bowls™, Hearty Hero®, Hungry-Man®, Hungry-Man Sports Grill®, Hungry-Man Steakhouse™, Husman’s®, It’s Good to be Full®, Lender’s®, Log Cabin®, Lunch Bucket®, Magic Minis®, McKenzie’s®, Milwaukee’s®, Moist Deluxe®, Mrs. Butterworth’s®, Mrs. Paul’s®, Nalley®, Open Pit®, Ovals®, Riviera®, Satisfy Your Craving®, Signature Desserts®, Simple Mornings®, Simply Classic™, Snack’mms®, So Moist. So Delicious. And So Much More.®, Stackers®, Snyder of Berlin®, Steamfresh®, Taste the Juicy Crunch™, That’s the Tastiest Crunch I’ve Ever Heard!®, The Original TV Dinner™, Tim’s Cascade Snacks®, Treet®, Van de Kamp’s®, Vlasic® and Wilderness®. We also have applications pending with the United States Patent and Trademark Office for a number of trademarks, including ParchmentBake™, Lil’ Griddles™, Power Lunch™, Thick N Rich™, It’s Always Vegetable Season™, Nobody Brings the Bite Like Vlasic™ and Discover the Wonder of Vegetables™. We own the trademark Snyder of Berlin while an unrelated third party owns the trademark Snyder of Hanover. Per a court order, the use of the trademark must include the word “Snyder” in combination with the words “of Berlin.” We protect our trademarks by obtaining registrations where appropriate and opposing any infringement in key markets. We also own a design trademark registration in the United States, Canada, and other countries on the Vlasic stork.

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
We have a license agreement granting us an exclusive, royalty bearing, perpetual license to use certain Armour trademarks in the United States. Under the license agreement, Smithfield Foods, Inc., as successor to ConAgra, Inc., the licensor, grants us a license for the use of various Armour trademarks in conjunction with shelf-stable products within the United States. The shelf-stable products must be manufactured according to approved formulas and specifications, and new specifications must be approved by the licensor, with such approval not to be unreasonably withheld or delayed. Proposed labels, packaging, advertising, and promotional materials must first be submitted to the licensor for approval, with such approval not to be unreasonably withheld or delayed. We are required to make annual royalty payments to the licensor based upon our annual net sales of the approved shelf-stable products. If we were to materially breach the license agreement, Smithfield Foods, Inc. could terminate the license. We own and maintain Armour registrations in many other countries.

We have an exclusive license agreement whereby we receive $0.8 million per year in royalties from the Dean Pickle and Specialty Products Company, a subsidiary of TreeHouse Foods, Inc., for the use of Nalley® and other trademarks in the production of the Nalley's Pickle brand.
We also manufacture and market frozen complete bagged meals under the Voila! trademark pursuant to a royalty-free exclusive and perpetual license granted by Voila Bakeries, Inc. This license gives us the right to use Voila! in the United States in connection with products containing both meat and vegetable items. The license contains standard provisions, including those dealing with quality control and termination by Voila Bakeries, Inc. as well as assignment and consent. If we were to breach any material term of the license and not timely cure such breach, Voila Bakeries, Inc. could terminate the license.
Although we own a number of patents covering manufacturing processes, we do not believe that our business depends on any one of these patents to a material extent. In 2011, we applied for a patent for our new Duncan Hines Frosting Creations™ products.

Sales and Distribution

We sell and distribute a majority of our products in the United States through one national broker with whom we have a long-term working relationship. In Canada, we use one national broker to sell and distribute the majority of our products. We employ other brokers for the foodservice and club channels. Through this sales broker network, our products reach all traditional classes of trade, including supermarkets, grocery wholesalers and distributors, mass merchandisers, super centers, convenience stores, drug stores, warehouse clubs, foodservice, and other alternative channels. In 2013 we plan to expand direct sales coverage for retailer headquarters to more than 50% of our United States retail business; which will include building internal capabilities to best meet the needs of our customers while continuing  to leverage the services of our national broker.
Due to the different demands of distribution for frozen and shelf-stable products, we maintain separate distribution systems. Our Birds Eye Frozen Division's product warehouse and distribution network consists of 14 locations. Birds Eye Frozen Division products are distributed by means of four owned and operated warehouses located at our Mattoon, Illinois, Waseca, Minnesota, Jackson, Tennessee and Darien, Wisconsin plants. In addition, we utilize eight distribution centers in the United States and two distribution centers in Canada, all of which are owned and operated by third-party logistics providers. Our Duncan Hines Grocery Division's product warehouse and distribution network consists of 13 locations. Duncan Hines Grocery Division products are distributed by means of five owned and operated warehouses located at our Millsboro, Delaware (which is scheduled to close during the first half of fiscal year 2013), St. Elmo, Illinois, Ft. Madison, Iowa, Fennville, Michigan and Imlay City, Michigan plants. In addition, we utilize seven distribution centers in the United States which are owned and operated by third-party logistics providers. We also distribute Duncan Hines Grocery products from one leased distribution center in Canada. In each third-party operated location, the provider receives, handles and stores products. Our distribution system uses a combination of common carrier trucking and inter-modal rail transport. In addition to these locations, our snack products are primarily distributed through a direct store delivery network in the Midwest, Mid-Atlantic, and Pacific Northwest, a portion of which we own and operate and a portion of which utilizes third-party providers. We believe that our sales and distribution network is scalable and has the capacity to support substantial increases in volume.
Ingredients and Packaging

We believe that the ingredients and packaging used to produce our products are readily available through multiple sources. Our ingredients typically account for approximately 55% of our annual Cost of products sold, excluding logistics and depreciation, and primarily include sugar, cucumbers, flour (wheat), vegetables, fruits, poultry, seafood, proteins, vegetable oils, shortening, meat, corn syrup and other agricultural products. Certain vegetables and fruits are purchased under dedicated acreage supply contracts from a number of growers prior to each growing season, while a smaller portion is sourced directly from third parties. Our packaging costs, primarily for aluminum, glass jars, plastic trays, corrugated fiberboard, polyfilm and plastic packaging materials, typically account for approximately 20% of our annual Cost of products sold, excluding logistics and depreciation.
Manufacturing
Owned and Operated Manufacturing Facilities.    We own and operate ten manufacturing facilities for our products. See Item 2, "Properties" for a listing of our manufacturing facilities.
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

Seasonality

Our sales and cash flows are affected by seasonal cyclicality. Sales of frozen foods, including frozen vegetables and frozen complete bagged meals, tend to be marginally higher during the winter months. Seafood sales peak during Lent, in advance of the Easter holiday. Sales of pickles, relishes, barbecue sauces, potato chips and salad dressings tend to be higher in the spring and summer months, and demand for Duncan Hines products, Birds Eye vegetables and our pie and pastry fruit fillings tend to be higher around the Easter, Thanksgiving, and Christmas holidays. Since many of the raw materials we process under the Birds Eye and Vlasic brands are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the purchase of such crops. We also increase our Duncan Hines inventories in advance of peak fall selling season. As a result, our inventory levels tend to be higher during August, September, and October, and thus we require more working capital during these months. We are a seasonal net user of cash in the third quarter of the calendar year.
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
Employees

We employed approximately 3,700 people as of December 30, 2012, with approximately 53% of our hourly employees unionized. Due to the seasonality of our pickle and vegetable businesses, our employment fluctuates throughout the year, and thus our average number of employees was approximately 4,400 throughout fiscal 2012. In September 2012, the collective bargaining agreement expired for 450 of our union employees in Ft. Madison, Iowa.  On February 14, 2013, a new 4 year collective bargaining agreement, effective through September 2016, was ratified by our Ft. Madison union employees. Our contract with approximately 115 union employees at our Fennville, Michigan plant expired in January 2013. On February 20, 2013, a new 4 year collective bargaining agreement, effective through January 2017, was ratified by our Fennville union employees. In addition, in December 2013, the collective bargaining agreement will expire for approximately 480 employees at our Darien, Wisconsin plant. See “Item 1A— Risk Factors— Our financial well-being could be jeopardized by unforeseen changes in our employees’ collective bargaining agreements or shifts in union policy.”

Financial Information About Geographical Areas
For information about our geographic segments, see Note 14 to the consolidated financial statements included in this Form 10-K.
Governmental, Legal and Regulatory Matters

Food Safety and Labeling

We are subject to extensive regulation, including, among other things, the Food, Drug and Cosmetic Act, as amended by the Food Safety Modernization Act, the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, and the rules and regulations promulgated thereunder by the U.S. Food and Drug Administration. This comprehensive and evolving regulatory program governs, among other things, the manufacturing, composition and ingredients, labeling, packaging, and safety of food, including compliance with current Good Manufacturing Practices (cGMPs). In addition, the Nutrition Labeling and Education Act of 1990 prescribes the format and content of certain information required to appear on the labels of food products. We are also subject to regulation by certain other governmental agencies, including the U.S. Department of Agriculture.
On January 27, 2012, we issued a voluntary recall for certain Aunt Jemima frozen pancakes due to potential cross contamination with soy protein which may cause an allergic reaction in people who have a soy allergy. The cost of this recall, net of insurance recoveries, was $3.2 million, of which $1.1 million was recorded as an inventory write down in Cost of products sold in the Consolidated Statements of Operations in 2011. For the fiscal year ended December 30, 2012, the cost of the recall, net of insurance recoveries, was $2.1 million and was primarily recorded as a reduction of Net Sales on the Consolidated Statement of Operations. These costs are reported in the Birds Eye Frozen segment. We have insurance coverage that is designed to protect us against these types of losses. This recall did not have a material adverse effect on our financial condition, operating results or our business. We do not expect this recall to have a lasting impact on the Aunt Jemima brand.

Our operations and products are also subject to state and local regulation, including the registration and licensing of plants, enforcement by state health agencies of various state standards, and the registration and inspection of facilities. Compliance with federal, state and local regulation is costly and time-consuming. Enforcement actions for violations of federal, state, and local regulations may include seizure and condemnation of products, cease and desist orders, injunctions or monetary penalties. We believe that our practices are sufficient to maintain compliance with applicable government regulations, although there can be no assurances in this regard.
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

Many of our plants were in operation before current environmental laws and regulations were enacted. Our predecessors have in the past had to remediate soil and/or groundwater contamination at a number of locations, including petroleum contamination caused by leaking underground storage tanks which they removed, and we may be required to do so again in the future. We have sold a number of plants where we have ceased operations, and it is possible that future renovations or redevelopment at these facilities might reveal additional contamination that may need to be addressed. Although remediation costs in the past have not been material, future remediation costs may be . The presence of hazardous materials at our facilities or at other locations to which we have sent hazardous wastes for treatment or disposal, may expose us to potential liabilities associated with the cleanup of contaminated soil and groundwater under federal or state “Superfund” statutes. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), owners and operators of facilities from which there has been a release or threatened release of hazardous materials, together with those who have transported or arranged for the transportation or disposal of those materials, are liable for (i) the costs of responding to and remediating that release and (ii) the restoration of natural resources damaged by any such release. Under CERCLA and similar state statutes, liability for the entire cost of cleaning up the contaminated site can, subject to certain exceptions, be imposed upon any such party regardless of the lawfulness of the activities that led to the contamination.
In working to resolve an environmental wastewater investigation by the State of Michigan Department of Natural Resources and Environment ("MDNRE") at the Company’s Birds Eye Foods Fennville, Michigan production facility, on July 20, 2010, the Company and the MDNRE reached an agreement (“Administrative Consent Order” or “ACO”). Pursuant to the terms of the ACO, we have installed a new wastewater treatment system at the facility at a cost of approximately $6.2 million and are contributing the funds required to extend the City's water supply to the affected residents.

Insurance

We maintain general liability and product liability, property, worker's compensation, business interruption, director and officer and other insurance in amounts and on terms that we believe are customary for companies similarly situated. In addition, we maintain excess insurance where we reasonably believe it is cost effective.
Iran Sanctions Related Disclosure
Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 30, 2012. Except as described below, are not presently aware of any such reportable transactions or dealings by such companies.

Blackstone informed us that (i) TRW Automotive Holdings Corp., a company that may be considered one of its affiliates, included the disclosure reproduced below in its annual report on Form 10-K as filed with the SEC on February 15, 2013 as required by Section 13(r) of the Exchange Act (the “TRW Disclosure”) and (ii) Travelport Limited, a company that may be considered one of its affiliates, provided Blackstone the disclosure reproduced below which was included, along with the TRW Disclosure, on Exhibit 99.1 to Blackstone's annual report on Form 10-K, filed with the SEC on March 1, 2013 as required by Section 13(r) of the Exchange Act (the “Travelport Disclosure”). We have no involvement in or control over the activities of TRW Automotive Holdings Corp. or Travelport Limited, any of their respective predecessor companies or any of their subsidiaries, and we have not independently verified or participated in the preparation of the TRW Disclosure or the Travelport Disclosure.

TRW Disclosure:

“Compliance with Government Regulations

Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we note that in 2012 certain of our non-U.S. subsidiaries sold products to customers that could be affiliated with, or deemed to be acting on behalf of, the Industrial Development and Renovation Organization, which has been designated as an agency of the Government of Iran. Gross revenue attributable to such sales was approximately $8,326,000, and net profit from such sales was approximately $377,000. Although these activities were not prohibited by U.S. law at the time they were conducted, our subsidiaries have discontinued their dealings with such customers, other than limited wind-down activities (which are permissible), and we do not otherwise intend to continue or enter into any Iran-related activity.”

Travelport Disclosure:

“As part of our global business in the travel industry, we provide certain passenger travel-related GDS and airline IT services to Iran Air. We also provide certain airline IT services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control. Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.”

Travelport has not provided Blackstone with gross revenues and net profits attributable to the activities described above.

Additional information

Additional information pertaining to our businesses, including operating segments, is set forth under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations and Related Information” under Item 7 of this Form 10-K and in Note 14 to the Consolidated Financial Statements, “Segments”, which is included under Item 8 of this Form 10-K.

Our reports on Form 10-K, along with all other reports and amendments, are filed with or furnished to the U.S. Securities and Exchange Commission (the "SEC"). You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C., 20549. Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Our filings are also available to the public from commercial document retrieval services and at the web site maintained by the SEC at http://www.sec.gov. We also make available through our internet website at http://www.pinnaclefoods.com under the heading “Investor Relations,” our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports after we electronically file any such materials with the SEC.

ITEM 1A.    RISK FACTORS

RISK FACTORS

We face significant competition in our industry, which could cause us to lose market share, lower prices, or increase advertising and promotional expenditures. Our success also depends on our ability to predict, identify and interpret changes in consumer preferences and develop and offer new products rapidly enough to meet those changes.
The food products business is highly competitive. Numerous brands and products compete for shelf space and sales, with competition based primarily on product quality, brand recognition and loyalty, price, trade promotion, consumer promotion, customer service, and the ability to identify and satisfy emerging consumer preferences. We compete with a significant number of companies of varying sizes, including divisions, subdivisions, or subsidiaries of larger companies. Many of these competitors have multiple product lines, substantially greater financial and other resources available to them, and may be substantially less leveraged than Pinnacle. In addition, private label is a significant competitor, particularly in the frozen vegetables, shelf-stable pickles, table syrup, frozen and refrigerated bagels, and pie/pastry fruit fillings categories. We may not be able to compete successfully with these companies and private label. Competitive pressures or other factors could cause us to lose market share, which may require us to lower prices, increase marketing and advertising expenditures, or increase the use of discounting or promotional campaigns, each of which would materially and adversely affect our margins and could result in a decrease in our operating results and profitability.
Our success depends on our ability to predict, identify, and interpret the tastes and dietary habits of consumers and to offer products that appeal to those preferences. There are inherent marketplace risks associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance. If we do not succeed in offering products that consumers want to buy, our sales and market share will decrease, resulting in reduced profitability. If we are unable to accurately predict which shifts in consumer preferences will be long-lasting, or are unable to introduce new and improved products to satisfy those preferences, our sales will decline. In addition, given the variety of backgrounds and identities of consumers in our consumer base, we must offer a sufficient array of products to satisfy the broad spectrum of consumer preferences. As such, we must be successful in developing innovative products across a multitude of product categories. Finally, if we fail to rapidly develop products in faster-growing and more profitable categories, we could experience reduced demand for our products, or fail to expand margins.
We are also subject to the effect that the overall economic conditions have upon consumer sentiment and retail sales.
If we lose one or more of our major customers, or if any of our major customers experience significant business interruption, our results of operations and our ability to service our indebtedness could be adversely affected.

We have several large customers that account for a significant portion of our sales. Wal-Mart and its affiliates are our largest customers and represented approximately 25% of net sales in each of the fiscal years 2012, 2011 and 2010, respectively. Cumulatively, including Wal-Mart, our top ten customers accounted for approximately 60% of net sales in fiscal year 2012, 60% of net sales in fiscal year 2011 and 61% of net sales in fiscal year 2010.

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
With the exception of our Birds Eye's frozen vegetable products which are produced in two facilities (Waseca, Minnesota and Darien, Wisconsin, which has approximately three times the production capacity of the Waseca location), none of our products are produced in significant amounts at multiple manufacturing facilities or co-packers. Significant unscheduled downtime at any of our facilities or co-packers due to equipment breakdowns, power failures, natural disasters, or any other cause could materially adversely affect our ability to provide products to our customers, which would have a material adverse effect on our business, financial condition and results of operations.
We rely upon co-packers for our Duncan Hines cake mixes, brownie mixes, specialty mixes, frosting products and a limited portion of our other manufacturing needs. We believe that there are a limited number of competent, high-quality co-packers in the industry, and if we were required to obtain additional or alternative co-packing agreements or arrangements in the future, we may not be able to do so on satisfactory terms or in a timely manner.
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
From time to time, we enter into commodity forward contracts to fix the price of natural gas, diesel fuel, corn, soybean oil and other commodity purchases at a future delivery date. However, such strategies do not fully address commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. Additionally, changes in the value of our commodities derivatives are recorded in the Cost of products sold line in our Consolidated Statements of Operations. Accordingly, volatility in commodities could result in volatility in our results of operations. As of December 30, 2012, the potential change in fair value of commodity derivative instruments, assuming a 10% adverse movement in the underlying commodity prices, would have resulted in an unrealized net loss of $1.0 million.

In addition, certain parts of our foreign operations in Canada expose us to fluctuations in foreign exchange rates. Net sales in Canada accounted for 3.4% of Consolidated Net Sales for fiscal 2012. We seek to reduce our exposure to such foreign exchange risks primarily through the use of foreign exchange-related derivative financial instruments. We enter into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of our functional currency. As of December 30, 2012, a 10% decline in the U.S. dollar relative to the Canadian dollar would have decreased the fair value of our foreign exchange forward contracts by $5.0 million.
We may cease any of our current programs or use other hedging or derivative programs in the future. The extent of our hedges at any given time depends on our assessment of the markets for these commodities, natural gas and diesel fuel, including our assumptions about future prices and currency exchange rates. For example, if we believe market prices for the commodities we use are unusually high, we may choose to hedge less, or even none, of our upcoming requirements. If we fail to hedge and prices or currency exchange rates subsequently increase, or if we institute a hedge and prices or currency exchange rates subsequently decrease, our costs may be greater than anticipated or greater than our competitors' costs and our financial results could be adversely affected. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures about Market Risk” for a discussion of our current hedging and derivatives programs.
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
Our acquisition strategy involves a number of risks, including the following:

•	we may not be able to find suitable businesses to acquire at affordable valuations or on other acceptable terms;

•	our acquisition of suitable businesses could be prohibited by U.S. or foreign antitrust laws; and

•	we may have to obtain additional equity financing or incur additional debt to finance future acquisitions, and such financing may not be available on terms acceptable to us or at all.

The process of integrating an acquired business, involves risks. These risks include, but are not limited to:

•	demands on management related to the significant increase in the size of our business;

•	diversion of management's attention from the management of daily operations;

•	difficulties in the assimilation of different corporate cultures and business practices;

•	difficulties in conforming the acquired company's accounting policies to ours;

•	retaining the loyalty and business of the customers of acquired businesses;

•	retaining employees that may be vital to the integration of acquired businesses or to the future prospects of the combined businesses;

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

We are highly leveraged. As of December 30, 2012, our total indebtedness was $2.6 billion. Our high degree of leverage could have important consequences, including:

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities or to pay dividends;

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
We attempt to protect our intellectual property rights through a combination of trademark, patent, copyright and trade secret laws. We consider our trademarks to be of significant importance to our business and devote resources to the establishment and protection of our trademarks and other intellectual property rights. However, our trademark or other intellectual property applications are not always approved. Third parties may also oppose our intellectual property applications, or otherwise challenge our use of our trademark or other intellectual property. The actions we have taken or will take in the future may not be adequate to prevent violation of our trademark or other proprietary rights by others or prevent others from seeking to block sales of our products as an alleged violation of their trademark or other proprietary rights. We may need to initiate future claims or litigation or defend claims or litigation against us to enforce our trademark or other proprietary rights or to defend ourselves against claimed infringement of the trademark or other proprietary rights of others. Any future claims or litigation of this type, even without merit, could result in a material adverse effect on our business, financial condition or results of operations. Any such future claims or litigation may: (a) be expensive and time consuming to defend; (b) cause us to cease making, licensing or using products that incorporate the challenged intellectual property; (c) require us to rebrand our products or redesign our packaging, if feasible; (d) divert management's attention and resources; or (e) require us to enter into royalty or licensing agreements in order to obtain the right to use a third party's intellectual property, which, if required, may not be available to us on acceptable terms or at all. Any inability to use our trademarks or other proprietary rights could harm our business and sales through reduced demand for our products and reduced revenues.
As described in greater detail under “Business-Intellectual Property”, we manufacture our Aunt Jemima, Armour, Swanson and Voila! brands under license agreements from various third parties. The loss of these licenses could have a material adverse effect on our business.
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
As described in greater detail under the caption “Seasonality” in Item 1 of this Form 10-K, our sales and cash flows are affected by seasonal cyclicality. Sales of frozen foods, including frozen vegetables and frozen complete bagged meals, tend to be marginally higher during the winter months. Seafood sales peak during Lent, in advance of the Easter holiday. Sales of pickles, relishes, barbecue sauces, potato chips and salad dressings tend to be higher in the spring and summer months, and demand for Duncan Hines products, Birds Eye vegetables and our pie and pastry fruit fillings tend to be higher around the Easter, Thanksgiving, and Christmas holidays. Since many of the raw materials we process under the Birds Eye and Vlasic brands are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the purchase of such crops. We also increase our Duncan Hines inventories in advance of the peak fall selling season. As a result, our inventory levels tend to be higher during August, September, and October, and thus we require more working capital during these months. We are a seasonal net user of cash in the third quarter of the calendar year.
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
We hold investments in equity and debt securities in our qualified defined benefit pension plans. Deterioration in the value of plan assets, resulting from a general financial downturn or otherwise, could cause an increase in the underfunded status of our defined benefit pension plans, thereby increasing our obligation to make contributions to the plans. The underfunding in our pension plans totaled $98.1 million as of December 30, 2012. The decrease in discount rates from approximately 6% in 2008 to approximately 3.9% in fiscal 2012 has had a significant impact to our funding status. We have contributed cash significantly in excess of expense for the last three years to improve the funded status of the plans and intend to continue to do so.
Our obligation to make contributions to the pension plans could reduce the cash available for working capital and other corporate uses and may have a material adverse impact on our operations, financial condition and liquidity.
Our financial well-being could be jeopardized by unforeseen changes in our employees' collective bargaining agreements or shifts in union policy.

We employed approximately 3,700 people as of December 30, 2012, with approximately 53% of our hourly employees unionized. Due to the seasonality of our pickle and vegetable businesses, our employment fluctuates throughout the year, and thus our average number of employees was approximately 4,400 throughout fiscal 2012. In September 2012, the collective bargaining agreement expired for 450 of our union employees in Ft. Madison, Iowa.  On February 14, 2013, a new 4 year collective bargaining agreement, effective through September 2016, was ratified by our Ft. Madison union employees. Our contract with approximately 115 union employees at our Fennville, Michigan plant expired in January 2013. On February 20, 2013, a new 4 year collective bargaining agreement, effective through January 2017, was ratified by the Fennville union employees. In addition, in December 2013, the collective bargaining agreement will expire for approximately 480 employees at our Darien, Wisconsin plant.

Failure to extend or renew our collective bargaining agreements or a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition, or results of operations. In addition, we may not be able to reach new agreements upon the expiration of our existing collective bargaining agreements and if we do reach new agreements, such agreements may not be on terms that we consider favorable. Furthermore, labor organizing activities could result in additional employees becoming unionized.

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
Under federal and state environmental laws, we may be liable for the costs of investigation, removal or remediation of certain hazardous or toxic substances, as well as related costs of investigation and damage to natural resources, at various properties, including our current and former properties and the former properties of our predecessors, as well as offsite waste handling or disposal sites that we or our predecessors have used. Liability may be imposed upon us without regard to whether we knew of or caused the presence of such hazardous or toxic substances. Any such locations, or locations that we may acquire in the future, may result in liability to us under such laws or expose us to third party actions such as tort suits based on alleged conduct or environmental conditions. In addition, we may be liable if hazardous or toxic substances migrate from properties for which we may be responsible to other properties.
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
Our operations are subject to regulation by the U.S. Food and Drug Administration (“FDA”), U.S. Department of Agriculture (“USDA”), Federal Trade Commission (“FTC”) and other governmental entities and such regulations are subject to change from time to time which could impact how we manage our production and sale of products.  Federal budget cuts could result in furloughs for government employees, including inspectors and reviewers for our plants and products, and for our supplier's plants and products which could materially impact our ability to manufacture regulated products.

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

We seek to comply with applicable regulations through a combination of employing internal personnel to ensure quality-assurance compliance (for example, assuring that food packages contain only ingredients as specified on the package labeling) and contracting with third-party laboratories that conduct analysis of products for the nutritional-labeling requirements. Compliance with federal, state and local regulations is costly and time-consuming. Failure to comply with applicable laws and regulations or maintain permits and licenses relating to our operations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material adverse effect on our operating results and business. For example, on January 27, 2012, we issued a voluntary recall for certain Aunt Jemima frozen pancakes due to potential cross contamination with soy protein which may cause allergic reactions for people who have a soy allergy. The cost of this recall, net of insurance recoveries, was $3.2 million ($2.1 million in fiscal 2012 and $1.1 million in fiscal 2011).
In addition, current budget cuts which have been proposed by the federal government could result in furloughs for government employees, including inspectors and reviewers for our plants and products and for our supplier's plants and products. Such furloughs could materially impact our ability to manufacture regulated products which could have a material adverse effect on our business.
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

At December 30, 2012, the carrying value of goodwill and tradenames was $1,441.5 million and $1,604.0 million, respectively. We evaluate the carrying amount of goodwill and indefinite-lived intangible assets for impairment on an annual basis, in December, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount. We have recorded impairment charges in recent years, including a $0.5 million tradename impairment to our Bernstein's tradename in fiscal 2012 and $148.2 million of goodwill and tradename impairments in 2011. The value of goodwill and intangible assets will be derived from our business operating plans and is susceptible to an adverse change in demand, input costs, general changes in the business, or changes in the overall economic environment and could require an impairment charge in the future.

If we are unable to retain our key management personnel, our future performance may be impaired and our financial condition could suffer as a result.

Our success depends to a significant degree upon the continued contributions of senior management, certain of whom would be difficult to replace. Departure by certain of our executive officers could have a material adverse effect on our business, financial condition, or results of operations. We do not maintain key-man life insurance on any of our executive officers. The services of such personnel may not continue to be available to us.
We may not be able to utilize all of our net operating loss carryforwards.

If there is an unfavorable adjustment from an United States Internal Revenue Service (“IRS”) examination (whether as a result of a change in law or IRS policy or otherwise) that reduces any of our net operating loss carryforwards (“NOLs”), cash taxes may increase and impact our ability to make interest payments on our indebtedness. As of December 30, 2012, we had NOLs for U.S. federal income tax purposes of $1.1 billion. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to annual limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Certain of our existing NOLs are subject to annual limitations under Section 382 of the Code. In addition, if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future shifts in ownership of our common stock may cause an ownership change. These limitations and/or our failure to generate sufficient taxable income may result in the expiration of the NOLs before they are utilized.

Affiliates of Blackstone control Pinnacle and may have conflicts of interest with us in the future.

Investment funds associated with or designated by affiliates of Blackstone control Pinnacle. Affiliates of Blackstone have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of unit holders, regardless of whether other stakeholders believe that any such transactions are in their interests. For example, Blackstone could collectively cause us to make acquisitions that increase our amount of indebtedness, including secured indebtedness, or to sell assets, which may impair our ability to make payments under the notes.

Additionally, Blackstone is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Blackstone may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by affiliates of Blackstone collectively continue to control Pinnacle, even if such amount is less than 50%, Blackstone will continue to be able to influence or effectively control our decisions.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We own and operate the following 10 manufacturing and warehouse facilities:

Facility location	Principal products	Principal segment (1)	Facility size
Darien, Wisconsin	Frozen vegetables and complete bagged meals	Birds Eye Frozen	747,900 square feet
Ft. Madison, Iowa	Canned meat	Duncan Hines Grocery	478,000 square feet
Imlay City, Michigan	Pickles, peppers, relish	Duncan Hines Grocery	461,000 square feet
Fayetteville, Arkansas	Frozen dinners and entrées	Birds Eye Frozen	390,000 square feet
Fennville, Michigan	Fruit toppings and fillings	Duncan Hines Grocery	328,000 square feet
Jackson, Tennessee	Frozen breakfast, frozen pizza, frozen prepared seafood	Birds Eye Frozen	324,300 square feet
Waseca, Minnesota	Frozen vegetables	Birds Eye Frozen	290,000 square feet
St. Elmo, Illinois	Syrup, barbecue sauce	Duncan Hines Grocery	252,000 square feet
Mattoon, Illinois	Bagels, frozen breakfast	Birds Eye Frozen	212,000 square feet
Berlin, Pennsylvania	Snack foods - Snyder of Berlin	Specialty Foods	180,000 square feet

(1)We manufacture private label and foodservice in the majority of our plants, the products of which reside in the Specialty Foods segment.

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

In 2011, we made changes in our manufacturing footprint by consolidating our canning operations from our Tacoma, Washington facility into our Ft. Madison, Iowa facility. In 2011, we also consolidated our vegetable processing and packaging operations from our Fulton, New York facility into our Darien, Wisconsin and Waseca, Minnesota facilities. In fiscal 2012, we announced plans to further improve the efficiency of our supply chain by consolidating our Vlasic pickle production into one plant in Imlay City, Michigan. Our other pickle production plant, located in Millsboro, Delaware, ended production in December 2012. In January 2013, we sold our Fulton, New York facility. We are currently searching for buyers for our unutilized locations in Tacoma, Washington and Millsboro, Delaware.
We also lease office space under operating leases (expiring) in Parsippany, New Jersey (April 2023), Cherry Hill, New Jersey (October 2021); Lewisburg, Pennsylvania (Month to Month); Fayetteville, Arkansas (Month to Month); and Mississauga, Ontario (August 2015). We are also obligated on leases for our former Mountain Lakes, New Jersey headquarters (November 2013) and Green Bay, Wisconsin, research and development location (June 2014).

ITEM 3.    LEGAL PROCEEDINGS

General

From time to time, we and our operations are parties to, or targets of, lawsuits, claims, investigations, and proceedings, which are being handled and defended in the ordinary course of business. Although the outcome of such items cannot be determined with certainty, our general counsel and management are of the opinion that the final outcome of these matters will not have a material effect on our financial condition, results of operations or cash flows.

Lehman Brothers Special Financing

On June 4, 2010, LBSF initiated a claim against us in LBSF’s bankruptcy proceeding for an additional payment from us of $19.7 million, related to certain derivative contracts which we had earlier terminated due to LBSF’s default as a result of its bankruptcy filing in 2008. On May 31, 2011, we and LBSF agreed in principle to a settlement of LBSF’s June 4, 2010 claim. Under the terms of the settlement, we made a payment of $8.5 million during the third quarter of fiscal year 2011 in return for LBSF’s full release of its claim.

Commitment of $6.2 Million Capital Expenditure

In working to resolve an environmental wastewater investigation by the State of Michigan Department of Natural Resources and Environment (“MDNRE”) at the Company’s Birds Eye Foods Fennville, Michigan production facility, on July 20, 2010, the Company and the MDNRE reached an agreement (“Administrative Consent Order” or “ACO”). Pursuant to the terms of the ACO, the Company installed a new wastewater treatment system at the facility at a cost of approximately $6.2 million and is contributing the funds required to extend the City's water supply to the affected residents.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for our limited liability company interests. As of December 30, 2012, one hundred percent of our interests were held by our parent, Peak Finance Holdings LLC which is controlled by affiliates of The Blackstone Group L.P. We did not make any distributions in respect to our member interests in fiscal 2012.

Our senior secured credit facilities and the indentures governing our 9.25% Senior Notes due 2015 and 8.25% Senior Notes due 2017 (collectively referred to as the “Senior Notes Indentures”) each contain covenants that limit our ability to pay dividends and take on additional indebtedness. The Indentures contain a limitation on restricted payments, including dividends, that is described in greater detail in the footnotes to the last table in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources— Covenant Compliance” included elsewhere in this Form 10-K. The senior secured credit facilities also limit our ability to make restricted payments, including dividends, subject to exceptions, including an exception that permits restricted payments up to an aggregate amount of (together with certain other amounts) the greater of $50 million and 2% of our consolidated total assets, so long as no default has occurred and is continuing and our pro forma Senior Secured Leverage Ratio would be no greater than 4.25 to 1.00. For the description of our Senior Secured Leverage Ratio and its level as of the last balance sheet date, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources— Covenant Compliance.” In addition, the senior secured credit facilities and the Indentures contain exceptions from the limitation on restricted payments that would allow dividends following the first public offering, if any, of our common equity in an amount up to 6% per year of the net proceeds received by or contributed to our company in or from such public offering, subject to exceptions.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial and other operating data for the fiscal years ended December 30, 2012, December 25, 2011, December 26, 2010, December 27, 2009 and December 28, 2008.

The selected financial data as of December 30, 2012 and December 25, 2011 and for the fiscal years ended December 30, 2012, December 25, 2011 and December 26, 2010 have been derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The selected financial data as of December 27, 2009 and December 28, 2008 and for the fiscal years ended December 27, 2009 and December 28, 2008 have been derived from prior 10-K filings of the Company.

The selected financial data presented below should be read in conjunction with our Consolidated Financial Statements and the notes to those statements and “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

($ in Millions)	Fiscal Year ended	Fiscal Year ended	Fiscal Year ended	Fiscal Year ended	Fiscal Year ended
	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009	December 28, 2008
	53 weeks	52 weeks	52 weeks	52 weeks	52 weeks
Statement of operations data:
Net sales	$2,478.5	$2,469.6	$2,436.7	$1,642.9	$1,556.4
Cost of products sold	1,893.9	1,854.7	1,834.4	1,263.6	1,217.9
Gross profit	584.6	614.9	602.3	379.3	338.5
Operating expenses
Marketing and selling expenses	169.7	171.6	172.3	123.8	111.4
Administrative expenses	89.4	80.5	110.0	62.7	47.8
Research and development expenses	12.0	8.0	9.4	4.6	3.5
Goodwill impairment charges	—	122.9	—	—	—
Other expense (income), net	29.8	48.6	45.5	42.2	24.4
Total operating expenses	300.9	431.6	337.2	233.3	187.1
Earnings (loss) before interest and taxes	283.7	183.3	265.1	146.0	151.4
Interest expense	198.5	208.3	236.0	121.2	153.3
Interest income	0.1	0.2	0.3	0.1	0.3
Earnings (loss) before income taxes	85.3	(24.8)	29.4	24.9	(1.6)
Provision (benefit) for income taxes	32.7	22.1	7.4	(277.7)	27.0
Net earnings (loss)	$52.6	$(46.9)	$22.0	$302.6	$(28.6)

Cash flow:
Net cash provided by (used in):
Operating activities	$202.9	$204.2	$257.0	$116.2	$16.8
Investing activities	(77.7)	(109.4)	(81.3)	(1,366.8)	(32.6)
Financing activities	(184.1)	(59.0)	(134.3)	1,319.8	14.2

Balance sheet data (at end of period):
Cash and cash equivalents	$92.3	$151.0	$115.3	$73.9	$4.3
Working capital (1)	404.1	408.7	344.4	364.6	131.2
Total assets	4,400.0	4,451.6	4,491.6	4,538.5	2,632.2
Total debt (2)	2,608.9	2,756.0	2,803.5	2,888.7	1,785.4
Total liabilities	3,511.3	3,606.3	3,596.5	3,664.1	2,324.6
Member's equity	888.7	845.4	895.1	874.4	307.6

Other financial data:
Adjusted gross profit (3)	$674.9	$694.0	$698.5	$670.6	$375.8
Adjusted EBITDA (4)	426.1	449.7	446.9	390.8	223.0
Capital expenditures	78.3	117.3	81.3	52.0	32.6

The selected financial data presented above is impacted by our acquisition of Birds Eye in December 2009.

(1)	Working capital excludes notes payable, revolving debt facility and current portion of long term debt.

(2)	Total debt includes notes payable, revolving debt facility and current portion of long term debt.

(3)
Adjusted gross profit is defined and explained in more detail in the section titled "Adjusted Gross Profit" in "Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations." Our management uses Adjusted gross profit as an operating performance measure. We believe that the presentation of Adjusted gross profit is useful to investors because it is consistent with our definition of Adjusted EBITDA, a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. In addition, we also use targets based on Adjusted gross profit as one of the components used to evaluate our management’s performance. Adjusted gross profit is not defined under United States Generally Accepted Accounting Principles (“GAAP”), should not be considered in isolation or as substitutes for measures of our performance prepared in accordance with GAAP and is not indicative of gross profit as determined under GAAP.

(4)
Adjusted EBITDA is defined and explained in more detail in the section titled "Covenant Compliance" in "Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations." Our management uses Adjusted EBITDA as an operating performance measure. We believe that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. In addition, targets for Adjusted EBITDA are among the measures we use to evaluate our management’s performance for purposes of determining their compensation under our incentive plans.

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

Overview

We are a leading manufacturer, marketer and distributor of high quality, branded food products in North America. We manage the business in three operating segments: Birds Eye Frozen, Duncan Hines Grocery and Specialty Foods. Our Birds Eye Frozen Division manages our Leadership Brands in the United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), and frozen prepared seafood (Van de Kamp's and Mrs. Paul's) categories, as well as our Foundation Brands in the full-calorie single-serve frozen dinners and entrées (Hungry-Man), frozen pancakes / waffles / French Toast (Aunt Jemima), frozen and refrigerated bagels (Lender's) and frozen pizza for one (Celeste) categories. Our Duncan Hines Grocery division manages our Leadership Brands in the cake / brownie mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), and table syrups (Mrs. Butterworth's and Log Cabin) categories, and our Foundation Brands in the canned meat (Armour, Nalley, Brooks), pie and pastry fruit fillings (Comstock, Wilderness), barbecue sauces (Open Pit) and salad dressing (Bernstein's) categories as well as all Canadian operations. We refer to the sum of our Birds Eye Frozen segment and our Duncan Hines Grocery segment as our North American retail businesses. Our Specialty Foods Division consists of snack products (Tim's Cascade and Snyder of Berlin) and our foodservice and private label businesses. Our Leadership Brands historically receive about 80% of our marketing investment and a majority of our innovation investment. We manage our Foundation Brands for revenue stability and cash flow to support investment in our Leadership Brands. We support the Foundation Brands with brand renovation spending, as well as targeted consumer and trade programs. We use market share data provided by Symphony IRI Group, Inc. (“SIG”). This data includes retail sales in supermarkets with at least $2 million in total annual sales but excludes sales in mass merchandiser, club, drug, convenience or dollar stores. Retail sales are dollar sales estimated by SIG and represent the value of units sold through supermarket cash registers for the relevant period. Market share is the Company's percentage of the overall category and is calculated using dollar retail sales of U.S. brands for the 52-week period ended December 30, 2012. In the second half of fiscal 2012, SIG began publishing this data including Wal-Mart and other retailers not previously measured, and we plan to begin using this expanded data in fiscal 2013. Segment performance is evaluated by the Company’s Chief Operating Decision Maker and is based on earnings before interest and taxes. Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Corporate assets consist of prepaid and deferred tax assets. Unallocated corporate expenses consist of corporate overhead such as executive management and finance and legal functions. Product contribution is defined as gross profit less direct to consumer advertising and marketing expenses, selling commission and direct brand marketing overhead expenses.

Business Drivers and Measures
In operating our business and monitoring its performance, we pay attention to trends in the food manufacturing industry and a number of performance measures and operational factors. The industry has experienced volatility in overall commodity prices over the past five years. To date the industry has managed this commodity inflation by increasing retail prices, which has affected consumer buying patterns and led to lower volumes, particularly in the frozen categories. The overall food industry continues to face top line challenges, with overall volume softness and a more challenging environment to fully pass on price increases due to weak consumer demand. This discussion includes forward-looking statements that are based on our current expectations.
Industry Trends
Growth in our industry is driven primarily by population growth, changes in product selling prices and changes in consumption between out-of-home and in-home eating. With the slow economic recovery since the recession in 2008 and 2009, consumers are looking for value alternatives, which has caused an increase in the percentage of products sold on promotion and a shift from traditional retail grocery to mass merchandisers, club stores and the dollar store channel. We believe we are well positioned in grocery and alternative channels, maintaining strong customer relationships across key retailers in each segment.
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

During 2012 the industry shifted investment spending to trade promotions during a period of heightened competitive activity and significant consumer price sensitivity.

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

Costs recorded in marketing and selling expenses in the consolidated statement of operations include:

◦
Advertising and other marketing expenses. These expenses represent advertising and other consumer and trade-oriented marketing programs. A key strategy is to continue to invest in marketing and public relations that builds brand affinity for our Leadership Brands.

◦	Brokerage commissions and other overhead expenses.

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
Other Factors
Other factors that have influenced our results of operations and may do so in the future include:

•
Interest Expense. As a result of the Blackstone Transaction and the Birds Eye Foods Acquisition, we have significant indebtedness. Although we expect to reduce our leverage over time, we expect interest expense to continue to be a significant component of our expenses. See “Liquidity and Capital Resources” below.

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

•
Impairment of Goodwill, Tradenames and Long-Lived Assets. We test our goodwill and intangible assets annually or more frequently (if necessary) for impairment and have recorded impairment charges in recent years. The value of goodwill and intangibles from the allocation of purchase price from the Blackstone Transaction and the Birds Eye Acquisition is derived from our business operating plans at that time and is therefore susceptible to an adverse change that could require an impairment charge. We incurred an impairment charge of $0.5 million related to our Bernstein's tradename in the fiscal year ended December 30, 2012. We also incurred impairment charges in both of the fiscal years ended on December 25, 2011 and December 26, 2010, the amounts of which are discussed in greater detail in Note 7 to our consolidated financial statements.

Seasonality
Our sales and cash flows are affected by seasonal cyclicality. Sales of frozen foods, including frozen vegetables and frozen complete bagged meals tend to be marginally higher during the winter months. Seafood sales peak during Lent, in advance of the Easter holiday. Sales of pickles, relishes, barbecue sauces, potato chips and salad dressings tend to be higher in the spring and summer months, and demand for Duncan Hines products, Birds Eye vegetables and our pie and pastry fruit fillings tend to be higher around the Easter, Thanksgiving, and Christmas holidays. Since many of the raw materials we process under the Birds Eye, Vlasic, Comstock and Wilderness brands are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the purchase of such crops. We also increase our Duncan Hines inventories in advance of the peak fall selling season. As a result, our inventory levels tend to be higher during August, September, and October, and thus we require more working capital during these months. We are a seasonal net user of cash in the third quarter of the calendar year.

Restructuring Charges

From time to time, we voluntarily undertake consolidation and restructuring activities in order to optimize our manufacturing footprint, reduce our supply chain costs and increase organizational effectiveness.

Pickle supply chain improvements
On May 25, 2012, we announced plans to further improve the efficiency of our supply chain by consolidating our Vlasic pickle production into one plant in Imlay City, Michigan. Our decision to focus on our branded Vlasic business and de-emphasize our lower-margin, un-branded pickle business was the catalyst for this consolidation.
Millsboro, Delaware plant closure related charges
Our pickle production plant, located in Millsboro, Delaware, ended production at year-end fiscal 2012. We recorded employee termination costs of $1.7 million in the fiscal year ended December 30, 2012. We recorded asset retirement obligation charges of $0.8 million in fiscal 2012. In addition, we recorded accelerated depreciation charges of $16.5 million in fiscal 2012. All restructuring charges related to the consolidation of our pickle production are recorded in the Duncan Hines Grocery segment and in the Cost of products sold line in the Consolidated Statements of Operations.
Exit lower-margin un-branded business charge
As a result of exiting the lower-margin un-branded pickle business, we terminated the use of a third party ingredients storage facility. In doing so, we recorded contract termination and other fees of $6.5 million in the fiscal year ended December 30, 2012. In addition,we recorded accelerated depreciation charges at our Imlay City, Michigan plant for assets used in the lower-margin un-branded pickle business. These charges were $1.6 million in fiscal 2012. All restructuring charges related to exiting the lower-margin un-branded pickle business are recorded in the Specialty foods segment and in the Cost of products sold line in the Consolidated Statements of Operations.

Green Bay, Wisconsin Research Facility

On May 15, 2012, we announced plans to relocate the Birds Eye Research and Development team from Green Bay, Wisconsin to our new facility at our Parsippany, New Jersey headquarters.We believe that the relocation will allow for seamless collaboration between marketing, sales, procurement and R&D that will drive superior brand innovation, marketing and productivity. We closed our Green Bay, Wisconsin research facility in December 2012. We recorded employee termination costs of $1.0 million in the fiscal year ended December 30, 2012. We recorded facility shutdown costs of $1.0 million in the fiscal year ended December 30, 2012. In addition, we recorded accelerated depreciation charges of $0.9 million in the fiscal year ended December 30, 2012. All restructuring charges related to the closure of the Green Bay, Wisconsin research facility are recorded in the Birds Eye Frozen segment and in the Research and development line in the Consolidated Statements of Operations.
Fulton, New York Plant
On April 15, 2011, we announced plans to consolidate the Birds Eye Frozen segment's Fulton, New York plant operations into our Darien, Wisconsin and Waseca, Minnesota facilities in order to locate vegetable processing closer to the crop-growing region and thus reduce the related freight costs. In connection with this project, we made significant capital investments in our Darien, Wisconsin and Waseca, Minnesota plants. We recorded termination costs of $1.7 million in the fiscal year ended December 25, 2011. In addition, we recorded accelerated depreciation costs of $2.6 million and $9.3 million in the fiscal years ended December 30, 2012 and December 25, 2011, respectively. All restructuring charges related to the closure of the Fulton, New York plant are recorded in the Birds Eye Frozen segment and in the Cost of products sold line in the Consolidated Statements of Operations. Severance payments were substantially completed in the third quarter of fiscal 2012. The Fulton facility was sold in January 2013.

Tacoma, Washington Plant
On December 3, 2010, in an effort to improve our supply chain operations, we announced the closure of the Tacoma, Washington plant and the consolidation of production into our Fort Madison, Iowa plant. We recorded termination costs of $1.5 million in the fiscal year ended December 26, 2010. In addition to termination benefits, we recorded asset retirement obligations of $1.0 million at Tacoma in the fiscal year ended December 26, 2010, which were capitalized and depreciated over the remaining useful life of the plant. In the fiscal year ended December 25, 2011, we recorded additional asset retirement obligation expenses of $0.5 million, which were expensed immediately. We recorded asset impairment charges of $1.3 million in the fiscal year ended December 25, 2011 upon ceasing use of the facility at the end of the second quarter of 2011. We recorded accelerated depreciation costs of $0.3 million and $4.8 million in the fiscal years ended December 30, 2012 and December 25, 2011, respectively. All restructuring charges related to the closure of the Tacoma, Washington plant are recorded in the Duncan Hines Grocery segment and in the Cost of products sold line in the Consolidated Statements of Operations. Severance payments were substantially completed in the second quarter of fiscal 2012.
Rochester, New York Office
The Rochester, New York office was the former headquarters of Birds Eye Foods, Inc., which was acquired by PFG LLC on December 23, 2009. In connection with the consolidation of activities into PFG LLC's New Jersey offices, the Rochester office was closed in December 2010. Notification letters under the Worker Adjustment and Retraining Notification Act of 1988 were issued in the first quarter of 2010. Activities related to the closure of the Rochester office began in the second quarter of 2010 and resulted in the elimination of approximately 200 positions. In addition, we recognized lease termination costs in 2010 due to the discontinuation of use of the Birds Eye Foods' Corporate headquarters.

The total cost of termination benefits recorded for the fiscal year ended December 26, 2010 was $11.4 million and was recorded in the segments as follows: $8.0 million in the Birds Eye Frozen Division, $2.1 million in the Duncan Hines Grocery Division and $1.3 million in the Specialty Foods Division.

In addition to the termination benefits, we recorded net lease termination costs of $1.2 million for the fiscal year ended December 26, 2010 related to vacating the Birds Eye Foods' Corporate headquarters prior to the expiration of the lease.

Impairment of Goodwill and Other Long-Lived Assets

In fiscal 2012, as a result of reassessing long-term sales projections, we recognized an impairment of $0.5 million on the Bernstein's tradename. This charge is recorded in Other expense (income), net in the Consolidated Statements of Operations and is reported in the Duncan Hines Grocery Division.

In fiscal 2011, we recognized goodwill impairments totaling $122.9 million in our Frozen Breakfast, Private Label, and Foodservice reporting units. This impairment represents approximately 8% of our consolidated goodwill balance. The impairment of $51.7 million in our Frozen Breakfast reporting unit was driven by our strategic decision during the fourth quarter to discontinue substantial portions of our low margin products on a prospective basis and the aggressive re-entry of a key competitor. This impairment is reported in the Birds Eye Frozen Division. The impairments of $49.7 million and $21.5 million in our Private Label and Foodservice reporting units, respectively, were driven by the loss of a large customer account during the fourth quarter, our strategic decision to discontinue various lower margin products, as well as compressed operating margins resulting from higher ingredient costs. These impairments are reported in the Specialty Foods Division. All goodwill impairments are recorded in the Goodwill impairment charge line in the Consolidated Statements of Operations. We also recognized an impairment of $23.7 million on the Aunt Jemima tradename, and charges of $1.2 million on other tradenames, which are reported in the Birds Eye Frozen Division and an impairment of $0.4 million on the Bernstein's tradename that is reported in the Duncan Hines Grocery Division. These impairments are the result of our reassessing the long-term sales projections for the underlying products, which we decreased during our 2011 strategic planning cycle in the fourth quarter as a result of a strategic decision to exit certain products. The charges for tradename impairment are recorded in Other expense (income), net in the Consolidated Statements of Operations.

In fiscal 2010, we experienced declines in sales of our Hungry-Man branded products. Upon reassessing the long-term growth rates at the end of 2010, we recorded an impairment of the tradename asset in the amount of $29.0 million. The charge is recorded in Other expense (income), net in the Consolidated Statements of Operations and is reported in the Birds Eye Frozen segment.

Items Affecting Comparability

During fiscal 2012, our earnings before interest and taxes were impacted by certain items. These items included:

•
We recorded restructuring charges totaling $32.0 million related to the closure of manufacturing facilities in Millsboro, Delaware ($26.3 million), Fulton, New York ($2.6 million) and Tacoma, Washington ($0.3 million), and the Green Bay, Wisconsin research facility ($2.8 million). Restructuring charges include severance, depreciation and facility closure costs which are explained in greater detail in Note 8 to the Consolidated Financial Statements. In addition, we recorded $8.0 million of restructuring related expenses, which include plant enhancement expenses, removal and transfer of equipment and consulting and engineering costs for restructuring projects. These costs are primarily recorded in Cost of products sold in the Consolidated Statements of Operations.

•
We recorded charges, net of insurance recoveries, of $2.1 million, related to the voluntary recall of certain Aunt Jemima frozen pancakes due to potential cross contamination with soy protein which may cause an allergic reaction in people who have a soy allergy. This is explained in greater detail in Note 12 to the Consolidated Financial Statements. The charges are primarily recorded as a reduction of Net Sales in the Consolidated Statements of Operations.

•
We recorded a redemption premium of $14.3 million related to the early extinguishment of our debt. This is explained in greater detail in Note 5 to the Consolidated Financial Statements and is recorded in Other expense (income), net in the Consolidated Statements of Operations.

•	As described above, during fiscal 2012, we recognized a trade name impairment of $0.5 million which is recorded in Other expense (income), net in the Consolidated Statements of Operations.

During the year ended December 30, 2012, our net earnings were impacted by certain items which included the following:

•	Our refinancings resulted in the recognition of approximately $17.4 million of charges to interest expense during fiscal 2012. See Note 9 to the Consolidated Financial Statements for further details.

During fiscal 2011, our earnings before interest and taxes were impacted by certain items. These items included:

•
As described above, during 2011, we recognized $122.9 million of goodwill impairment and $25.3 million of trade name impairment, totaling $148.2 million. These charges are recorded in Goodwill impairment charge and in Other expense (income), net in the Consolidated Statements of Operations.

•
We recorded costs of $11.0 million and $6.6 million, respectively, related to the closure of the Fulton, New York and Tacoma, Washington plants. These costs are recorded in Cost of products sold in the Consolidated Statements of Operations.

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

•
We recorded expenses of $1.1 million related to the voluntary recall of certain Aunt Jemima frozen pancakes due to potential cross contamination with soy protein which may cause an allergic reaction in people who have a soy allergy. This is explained in greater detail in Note 12 to the Consolidated Financial Statements.

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

▪
In December 2010, we announced the planned closure of our Tacoma, Washington plant. The full cost of termination benefits of employees that was recorded in the fourth quarter of 2010 was $1.5 million and was paid in the first half of 2011. In addition to termination benefits, we revised the estimated useful lives of the Tacoma plant assets and therefore incurred accelerated depreciation of $0.7 million in the fourth quarter of 2010.

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

Results of Operations:
Consolidated Statements of Operations
The following tables set forth our statement of operations data expressed in dollars and as a percentage of net sales.

	Fiscal year
	December 30, 2012		December 25, 2011		December 26, 2010
	53 Weeks		52 Weeks		52 Weeks
Net sales	$2,478.5	100.0%	$2,469.6	100.0%	$2,436.7	100.0%
Cost of products sold	1,893.9	76.4%	1,854.7	75.1%	1,834.4	75.3%
Gross profit	584.6	23.6%	614.9	24.9%	602.3	24.7%
Operating expenses:
Marketing and selling expenses	$169.7	6.8%	$171.6	6.9%	$172.3	7.1%
Administrative expenses	89.4	3.6%	80.5	3.3%	110.0	4.5%
Research and development expenses	12.0	0.5%	8.0	0.3%	9.4	0.4%
Goodwill impairment charge	—	—%	122.9	5.0%	—	—%
Other expense (income), net	29.8	1.2%	48.6	2.0%	45.5	1.9%
Total operating expenses	$301.0	12.1%	$431.6	17.5%	$337.2	13.8%
Earnings before interest and taxes	$283.6	11.4%	$183.3	7.4%	$265.1	10.9%

	Fiscal year
	December 30, 2012	December 25, 2011	December 26, 2010
	53 Weeks	52 Weeks	52 Weeks
Net sales
Birds Eye Frozen	$1,103.1	$1,100.8	$1,065.9
Duncan Hines Grocery	978.6	966.1	958.0
Specialty Foods	396.8	402.7	412.8
Total	$2,478.5	$2,469.6	$2,436.7

Earnings (loss) before interest and taxes
Birds Eye Frozen	$178.2	$97.2	$114.5
Duncan Hines Grocery	120.7	157.3	158.8
Specialty Foods	23.5	(40.3)	27.1
Unallocated corporate expenses	(38.8)	(30.9)	(35.2)
Total	$283.6	$183.3	$265.2

Depreciation and amortization
Birds Eye Frozen	$38.7	$42.1	$34.1
Duncan Hines Grocery	41.4	29.3	24.2
Specialty Foods	18.1	17.1	19.7
Total	$98.1	$88.5	$78.0

Adjustments to Earnings (loss) before Interest and Taxes and Depreciation and Amortization used in the calculation of Adjusted EBITDA as described below in the "Covenant Compliance" section, by Segment, are as follows:

	Fiscal year
	December 30, 2012	December 25, 2011	December 26, 2010
	53 Weeks	52 Weeks	52 Weeks

Adjustments to Earnings (loss) before interest and taxes
Birds Eye Frozen	$11.2	$86.7	$59.7
Duncan Hines Grocery	10.4	10.6	32.8
Specialty Foods	7.0	72.2	10.7
Unallocated corporate expenses	15.8	8.5	0.7

Adjustments to Depreciation and amortization
Birds Eye Frozen	$3.4	$9.3	—
Duncan Hines Grocery	18.4	4.8	—
Specialty Foods	—	—	—

Fiscal year ended December 30, 2012 compared to the fiscal year ended December 25, 2011
Net sales
Net sales were $2.48 billion for the fiscal year ended December 30, 2012, an increase of 0.4% compared to net sales of $2.47 billion in the comparable prior-year period. This performance reflected higher net pricing of 1.6%, stemming from pricing actions that were previously initiated which were more than offset by a 2.3% decline from volume/mix. Also impacting fiscal 2012 performance was a 1.1% increase in net sales resulting from the 2012 fiscal year being a fifty-three week year compared to the fifty-two weeks in the 2011 fiscal year.
Net sales in our North American retail businesses increased 0.7% from the prior year, reflecting increases in Birds Eye Steamfresh vegetables, seafood, Hungry Man frozen meals, Lender's bagels, Duncan Hines products and Armour canned meats which were offset by lower sales in Vlasic pickles, Aunt Jemima frozen breakfast products and Celeste pizza. The overall food industry continues to face top line challenges, with overall volume softness and a more challenging environment to fully pass on price increases due to weak consumer demand. Partially offsetting these factors was the benefit of innovative new products launched during fiscal 2012, such as Duncan Hines Frosting Creations and Vlasic Farmer's Garden shelf stable artisan-style pickles. Despite the challenging consumer environment, we held or grew market share, as previously defined, on brands representing approximately 64% of our product contribution.
Birds Eye Frozen Division:
Net sales in the fifty-three week fiscal year ended December 30, 2012 were $1,103.1 million, an increase of $2.3 million, or 0.2% from the prior year, reflecting higher net pricing of 1.7% partially offset by a 1.3% decrease from volume/mix. The Aunt Jemima product recall also reduced sales by 0.2% for the year. Higher sales of Birds Eye Steamfresh vegetables, Hungry Man frozen meals, Lender's bagels, as well as increased Mrs Paul's and Van de Kamp's seafood sales, were offset by lower sales in our Aunt Jemima breakfast products and Celeste pizza.
Duncan Hines Grocery Division:
Net sales in the fifty-three week fiscal year ended December 30, 2012 were $978.6 million, an increase of $12.5 million, or 1.3% from the prior year, reflecting higher net pricing of 1.5% partially offset by a 0.1% decrease from volume/mix and a 0.1% decrease from foreign exchange. During the year we realized strong sales from our Duncan Hines brand driven by the launch of our new Frosting Creations products. Also positively impacting net sales for the year was expanded distribution of Armour canned meats. These increases were offset by lower sales in our Vlasic and syrup brands. Vlasic was negatively impacted by introductory new distribution costs for its new Farmers Garden artisan-style pickles which have been well received in the market place.
Specialty Foods Division:
Net sales in the fifty-three week fiscal year ended December 30, 2012 were $396.8 million, a decline of $6.0 million, or 1.5%, from the prior year. The decrease is primarily attributable to lower sales in our Private Label business as we de-emphasized lower margin un-branded products and the exit from the lower-margin un-branded Foodservice pickle business during fiscal 2012. The decline reflected a 1.9% increase from higher net pricing more than offset by a 3.4% decrease from volume/mix.

Gross profit
Gross profit for the year ended December 30, 2012 was $584.6 million, or 23.6% of net sales, compared to $614.9 million, or 24.9% of net sales, in the comparable prior-year period. Impacting gross profit in both periods were restructuring charges and restructuring-related expenses. In fiscal 2012 these totaled $37.0 million, comprised of restructuring charges of $30.0 million ($9.0 million in cash and $21.0 million non-cash) and related expenses of $7.0 million. In fiscal 2011 these totaled $25.3 million, comprised of restructuring charges of $17.6 million ($2.2 million in cash and $15.4 million non-cash) and related expenses of $7.7 million. Excluding restructuring charges and related expenses, fiscal 2012 gross profit was $621.6 million, or 25.1% of net sales, compared to $640.2 million, or 25.9% in the prior year, a decrease of 0.8 percentage points. The following table outlines the factors resulting in the decrease in gross profit in fiscal 2012 of $18.6 million, or 0.8% of net sales.

	$	% net sales
Higher net selling prices, net of slotting	$45.2	1.4%
Productivity including footprint consolidation	71.0	2.9
Favorable product mix	9.1	0.2
Mark to market gains on financial instruments	2.9	0.1
Inflation (principally higher commodity costs)	(130.6)	(5.3)
Higher management compensation expense	(2.2)	(0.1)
Higher depreciation expense	(1.1)	—
Lower sales volume	(12.9)	—
	$(18.6)	(0.8)%

Marketing and selling expenses
Marketing and selling expenses were $169.7 million, or 6.8% of net sales, for the fiscal year ended December 30, 2012, compared to $171.6 million, or 6.9% of net sales, for fiscal 2011. During the second half of fiscal 2012, in response to competition in the marketplace, we shifted some planned advertising spending to trade marketing expense. As a result, advertising and other consumer spending in fiscal 2012 declined by $9.6 million but was focused on new product introductions in our Duncan Hines and Birds Eye leadership brands. Also impacting Marketing and selling expenses was $3.9 million of lower management incentive compensation expense in fiscal 2011.
Administrative expenses
Administrative expenses were $89.4 million, or 3.6% of net sales, for the fiscal year ended December 30, 2012, compared to $80.5 million, or 3.3% of net sales, for the comparable prior-year period. This increase was principally due to $4.3 million lower management incentive compensation expense in fiscal 2011. The total impact of lower management incentive compensation expense in fiscal 2011 on all expense lines throughout the Statement of Operations was $10.7 million. Also impacting Administrative expense in fiscal 2012 was higher depreciation expense of $1.5 million in fiscal 2012, principally related to the new Parsippany, New Jersey headquarters and $0.5 million of lease termination costs incurred in fiscal 2012 in connection with the completion of our Headquarters office move.

Research and development expenses:
Research and development expenses were $12.0 million, or 0.5% of net sales, for the fiscal year ended December 30, 2012 compared to $8.0 million, or 0.3% of net sales, for the comparable prior-year period. This increase was primarily driven by, $3.0 million ($2.1 million cash and $0.9 million non-cash) of expenses in fiscal 2012 related to consolidating research and development activities of our Birds Eye Frozen Division at our Parsippany, New Jersey headquarters. Also impacting Research and development expenses was $0.3 million of lower management incentive compensation expense in fiscal 2011.

Other Income and Expense:

	Fiscal year
	December 30, 2012	December 25, 2011
Other expense (income), net consists of:
Amortization of intangibles/other assets	$15.8	$16.2
Tradename impairment charges	0.5	25.3
Redemption premium on the early extinguishment of debt	14.3	—
Lehman Brothers Specialty Financing settlement	—	8.5
Gain on sale of the Watsonville, CA facility	—	(0.4)
Royalty income and other	(0.8)	(1.0)
Total other expense (income), net	$29.8	$48.6

On April 19, 2012, as part of a debt refinancing (the "April 2012 Refinancing") the Company redeemed all $199.0 million of its outstanding 10.625% Senior Subordinated Notes at a redemption price of 105.313% of the aggregate principal amount. In addition, on June 5, 2012, the Company repurchased and retired $10.0 million of 9.25% Senior Notes at a price of 102.125% of the aggregate principal amount. Also, on September 20, 2012, as part of a debt refinancing (the "September 2012 Refinancing", and, together with the April 2012 Refinancing, the "2012 Refinancings") the Company redeemed $150.0 million of 9.25% Senior Notes at a price of 102.313% of the aggregate principal amount. For more information on the 2012 Refinancings see Note 9 to the Consolidated Financial Statements.

Earnings before interest and taxes

Earnings before interest and taxes were $283.6 million for the fiscal year ended December 30, 2012, an increase of $100.3 million, or 54.7%, from $183.3 million in the comparable prior-year period. The primary drivers of the increase are goodwill and tradename impairment charges of $148.2 million recognized in fiscal year 2011 compared to $0.5 million in fiscal 2012. The increase in fiscal 2012 was partially offset by $14.3 million of charges related to the early extinguishment of debt, increased incentive compensation, increased research and development costs and lower gross profit as described above. Also, the fifty-third week in fiscal 2012 increased Earnings before interest and taxes by $5.5 million.

Birds Eye Frozen Division:
Earnings before interest and taxes increased $81.0 million, or 83.4%, to $178.2 million for the fiscal year ended December 30, 2012, primarily reflecting goodwill and impairment charges of $76.6 million in 2011. Earnings before interest and taxes were also impacted by charges of $8.3 million and $14.0 million in the fiscal years 2012 and 2011, respectively, related to our plant consolidation projects. 2012 was also impacted by significantly higher commodity costs and higher research and development charges resulting from our consolidation activities, which were offset by ongoing productivity programs, higher net selling prices and the $11.0 million savings from the closure of our Fulton, New York plant.

Duncan Hines Grocery Division:
Earnings before interest and taxes were $120.7 million, a decline of $36.6 million, or 23.2%, primarily reflecting significantly higher commodity costs, which were only partially offset by productivity improvements and increased net selling prices. Also impacting Earnings before interest and taxes were introductory distribution costs related to the second-half 2012 Vlasic Farmers Garden launch. In addition, Earnings before interest and taxes was also impacted by charges of $23.6 million and $11.3 million in the fiscal years 2012 and 2011, respectively, related to our Millsboro, Delaware and Tacoma, Washington plant consolidation projects.
Specialty Foods Division:
Earnings before interest and taxes increased $63.8 million, or 158.3%, to $23.5 million, primarily reflecting goodwill impairment charges of $71.2 million in 2011. Earnings before interest and taxes were also impacted by charges of $8.1 million in fiscal 2012 resulting from the exit of the lower-margin un-branded pickle business, higher commodity costs which were partially offset by productivity improvements and increased net selling prices.

Interest Expense, net
Net interest expense declined 4.7% or $9.7 million from $208.1 million in the fiscal year ended December 25, 2011 to $198.4 million in the fiscal year ended December 30, 2012. Included in net interest expense in both periods were charges associated with our 2012 Refinancings and certain interest rate swap activity that was de-designated for swap accounting in 2008. These items, which total $17.9 million in fiscal 2012 and $2.1 million in fiscal 2011, are discussed below.
On April 17, 2012 we entered into an amended and restated credit agreement, which provided for the extension of certain of our Tranche B Term Loans and our Revolving Credit facility, the repayment of our Tranche D term loans and the issuance of new Tranche E term loans. In connection with this refinancing, we also redeemed all of our outstanding 10.625% Senior Subordinated Notes. This refinancing resulted in the recognition of approximately $14.8 million of charges to interest expense during fiscal 2012. The charges recognized consisted of $7.3 million of write downs of existing deferred financing costs as well as $7.5 million of new costs incurred in connection with the transaction that were recorded directly to interest expense.
On August 30, 2012 the Company entered into the first amendment to the amended and restated credit agreement, which provided for the issuance of new Tranche F term loans. In connection with this refinancing, on September 20, 2012 we also redeemed $150 million aggregate principal of our 9.25% senior notes. This refinancing resulted in the recognition of approximately $2.6 million of charges to interest expense during the third quarter for write downs of existing deferred financing costs.
Included in net interest expense was $0.4 million and $2.1 million for the fiscal years ended December 30, 2012 and December 25, 2011, respectively, related to the amortization of the cumulative mark-to-market adjustment for an interest rate swap that was de-designated for swap accounting in the fourth quarter of 2008 and subsequently terminated. The counterparty to the interest rate swap was Lehman Brothers Special Financing (“LBSF”), a subsidiary of Lehman Brothers, and the hedge was de-designated for swap accounting at the time of LBSF's bankruptcy filing. At that time of de-designation, the cumulative mark to market adjustment was $11.5 million. As of December 30, 2012, the balance was fully amortized.
Excluding the impact of the aforementioned charges on net interest expense in both periods, the net decrease in interest expense was $25.5 million, of which $13.5 million was due to the pay down of our term loans and notes, $13.3 million was due to lower payments on interest rate swap agreements and $2.6 million was due to lower amortization of deferred financing costs. Partially offsetting these interest savings were a $2.8 million increase resulting from the additional fifty-third week in the 2012 fiscal year as compared to the fifty-two weeks in the 2011 fiscal year and a $0.7 million increase due to higher weighted average interest rates on our term loans.

We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. Any gains or losses realized on the interest rate swap agreements, excluding the Accumulated other comprehensive (loss) earnings (“AOCL”) portion, are recorded as an adjustment to interest expense. Included in net interest expense was $10.1 million and $23.4 million for the fiscal years 2012 and 2011, respectively, recorded from losses on interest rate swap agreements, resulting in $13.3 million lower payments on interest rate swap agreements.
Provision (benefit) for income taxes

Our effective tax rate was 38.4% for the fiscal year ended December 30, 2012 compared to (89.1%) for the fiscal year ended December 25, 2011. The effective rate difference was principally due to the $100.2 million portion of the $122.9 million goodwill impairment in December 2011 for which no tax benefit was recognized. Additionally, in the prior year, a benefit of $3.0 million was recorded as a result of evaluating new information affecting the measurement of certain unrecognized tax positions.

Under Section 382 of the Code, the Company is a loss corporation. Section 382 of the Code places limitations on our ability to use certain Net Operating Losses (NOLs) to offset income. The annual NOL limitation on the portion subject to Section 382 is approximately $17.0 million to $23.0 million, subject to other rules and restrictions. Our NOLs and certain other tax attributes generated prior to December 23, 2009 may not be utilized to offset Birds Eye income from recognized built in gains through December 2014 pursuant to Section 384 of the Code. See Note 15 to the Consolidated Financial Statements. Approximately $225 million of the NOLs are not subject to Section 382 limitations.

Fiscal year ended December 25, 2011 compared to fiscal year ended December 26, 2010

Net sales
Net sales were $2.47 billion for the fiscal year ended December 25, 2011 compared to $2.44 billion in the comparable prior year period, a 1.3% increase. Net sales in our North American retail businesses were up 2.5%, excluding the $11.5 million impact of the exited Birds Eye Steamfresh meals and U. S. Swanson meals businesses. Our new product introductions contributed a 2.5% increase in our sales volume. We have increased our published selling prices across our portfolio to help offset inflation and have experienced sequential improvement in price realization throughout the year. Net pricing actions increased net sales by 2.0% in 2011 and foreign exchange increased net sales by 0.1%, while lower volumes and product mix reduced sales by approximately 0.8%. During 2011, we grew or held market share in brands representing approximately 50% of our product contribution.
Birds Eye Frozen Division:
Net sales in the fiscal year ended December 25, 2011 were $1,100.8 million, an increase of $34.8 million, or 3.3%, from the prior year. Sales for the period were impacted by this year's significant investment in new product launches, which has led to strong gains in sales of our Birds Eye Steamfresh vegetables and Birds Eye Voila! complete bagged meals. We introduced several new products during 2011, including Birds's Eye Steamfresh Chef's Favorites restaurant style vegetable blends, new varieties of Birds Eye Steamfresh vegetables, new varieties of Birds Eye Voila! complete bagged meals, new varieties of Mrs. Paul's and Van de Kamp's seafood products, and new varieties of Hungry-Man frozen dinners. Celeste sales also increased 22% as a result of strong market share gains and additional distribution at key customers. Mrs. Paul's and Van de Kamp's sales increased as a result of strong sales during Lent. The increases were offset, primarily by lower sales in our Aunt Jemima frozen breakfast products as a result of increased competition in 2011 and the elimination of sales from our exited Steamfresh meals business. Net pricing actions increased net sales for the division by 1.2% in 2011 and volume and product mix increased net sales by approximately 2.1%.
Duncan Hines Grocery Division:

Net sales in the fiscal year ended December 25, 2011 were $966.1 million, an increase of $8.1 million, or 0.8%, from the prior year. During the period, we realized strong sales in our Canadian business, where we introduced Swanson Skillet meals during the first quarter. In addition, sales of our Armour canned meat, Nalley's chili and Log Cabin brand increased significantly from the prior year. Offsetting these increases were lower sales in our Vlasic and Open Pit brands. Duncan Hines sales gained considerable momentum during the second half of the year following an extensive advertising campaign for our premium line started during the second quarter. We introduced several new products during the year, including Log Cabin all natural pancake mix and Vlasic Farmers Garden refrigerated artisan-style pickles. Net pricing actions increased net sales for the division by 4.0% in 2011 and foreign exchange increased net sales by 0.2%, while volume and product mix reduced sales by approximately 3.4%.
Specialty Foods Division:
Net sales in the fiscal year ended December 25, 2011 were $402.7 million, a decrease of $10.1 million, or 2.4%, from the prior year. The decrease is primarily attributable to lower sales in our foodservice business as we exited lower margin un-branded businesses and emphasized higher margin branded products. The decline was partially offset by higher selling prices and increased sales in our snacks business. During 2011, volume and product mix reduced net sales for the division by approximately 2.2%. Net pricing declined by approximately 0.2%.

Gross profit.
Gross profit for the fiscal year ended December 25, 2011 was $614.9 million or 24.9% of net sales, compared to $602.3 million, or 24.7%, of net sales during the comparable prior year period. The comparison of gross profit as a percentage of net sales was impacted during the period by a favorable variance resulting from $37.1 million of non-recurring expense recorded during 2010 related to the sale of inventory that was recorded at fair value during the Birds Eye Acquisition. Offsetting this favorable variance were charges of $12.6 million and $8.9 million, respectively, related to the closures of our Fulton, New York and Tacoma, Washington facilities. Each of the plants was closed during 2011 and the transfer of manufacturing activities to our remaining plants has gone according to our plans. Substantially higher commodity costs net of manufacturing productivity savings decreased gross profit by 2.6% during the period. We have increased our published selling prices across our portfolio in order to help offset inflation and have experienced sequential improvement in realization throughout the fiscal year. As a result, net pricing increased gross profit by 2.6% during 2011. Unfavorable product mix decreased gross profit by 0.4% during 2011. Excluding the restructuring and acquisition charges, gross profit was 25.8% and 26.2% of net sales, respectively, for 2011 and 2010.

Marketing and selling expenses
Marketing and selling expenses were $171.6 million, or 6.9% of net sales for the fiscal year ended December 25, 2011, compared to $172.3 million, or 7.1%, of sales during the comparable prior year period. During 2011, we increased advertising expenses by $9.4 million as we expanded our investment in direct consumer marketing. We made significant investments in our Birds Eye Steamfresh and Birds Eye Voila! brands, as part of our enhanced brand building efforts and in support of our new product launches during the period. We also supported our Duncan Hines brand with an extensive new advertising campaign for the decadent line. These incremental expenses were more than offset by the overhead synergies achieved from the Birds Eye acquisition, which reduced other marketing and selling expenses by $10.4 million for the period.
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
Goodwill impairment charges
During 2011, we recognized goodwill impairment charges of $122.9 million related to our Frozen Breakfast ($51.7 million), Private Label ($49.7 million) and Foodservice ($21.5 million) reporting units. The impairment charges were primarily driven by lower long term sales projections resulting from a strategic decision to focus on higher margin products and the loss of a key customer within the private label reporting unit. For more information on our impairment charges please refer to the Impairment of Goodwill and Other Long-Lived Assets section in this Item.
Other expense (income), net
Other expense (income), net consists of the following:

	Fiscal year ended
	December 25, 2011	December 26, 2010
Amortization of intangibles/other assets	$16.2	$17.2
Tradename impairment charges	25.3	29.0
Lehman Brothers Specialty Financing settlement	8.5	—
Gain on sale of the Watsonville, CA facility	(0.4)	—
Birds Eye Acquisition merger-related costs (Note 2)	(0.1)	0.2
Royalty income and other	(0.9)	(0.9)
Total other expense (income), net	$48.6	$45.5

During 2011 we recognized tradename impairment charges of $23.7 million related to our Aunt Jemima trade name, and $1.6 million related to other smaller tradenames. The impairments were driven by lower projected sales levels within these brands primarily as a result of our strategic initiatives to focus on higher margin products .
During the second quarter of 2010 LBSF initiated a claim against the Company in LBSF's bankruptcy proceeding for an additional payment from the Company of $19.7 million, related to certain derivative contracts which the Company had earlier terminated due to LBSF's default as a result of its bankruptcy filing in 2008. During the second quarter of 2011, the Company and LBSF agreed in principle to a settlement of LBSF's second quarter 2010 claim. Under the terms of the settlement, the Company made a payment of $8.5 million in return for LBSF's full release of its claim.
On June 24, 2011, the Company completed the sale of our Watsonville, CA facility which had been recorded as an asset held for sale. The proceeds of the sale were $7.9 million and resulted in a $0.4 million gain.
Earnings before interest and taxes
Earnings before interest and taxes were $183.3 million for the fiscal year ended December 25, 2011, a decrease of $81.9 million, or 30.9%, from the comparable prior year period. The primary drivers of the decrease are the goodwill and tradename impairment charges of $148.2 million related to our frozen breakfast, private label and foodservice reporting units and our Aunt Jemima tradename recognized during 2011. The $8.5 million settlement of LBSF's outstanding claim against us also contributed to the decrease.The decrease was partially offset by higher gross profit as a result of the favorable comparison of $15.6 million described above related to the Birds Eye acquisition and plant consolidation projects, an impairment charge of $29.0 million recognized during 2010 related to the Hungry Man trade name, and a $29.5 million decrease in administrative expenses primarily driven by non-recurring costs related to the Birds Eye integration during the prior year, synergies acheived during 2011 and reduced management incentive compensation in 2011. Excluding these items, earnings before interest and taxes increased by $0.9 million, which is primarily driven by improved pricing, partially offset by higher commodity costs.
Birds Eye Frozen Division:
Earnings before interest and taxes were $97.2 million for the fiscal year ended December 25, 2011, a decrease of $17.3 million or 15.1% from the comparable prior year period. The primary drivers of the decrease were impairment charges of $51.7 million and $24.9 million related to our frozen breakfast reporting unit goodwill and trade names. In addition, we incurred $12.6 million of costs related to the planned closure of our Fulton, New York manufacturing facility. Offsetting these was a favorable variance resulting from $18.3 million of non-recurring expense recorded during 2010 related to the sale of inventory that was recorded at fair value during the Birds Eye acquisition. In addition, administrative expenses were lower as a result of non-recurring integration costs of $5.3 million that were incurred during the prior year related to the Birds Eye acquisition. Higher commodity costs in 2011, partially offset by increased selling prices and improved manufacturing performance also impacted earnings before interest and taxes for the period.

Duncan Hines Grocery Division:
Earnings before interest and taxes were $157.3 million for the fiscal year ended December 25, 2011, a decrease of $1.5 million or 0.9% from the comparable prior year period. The primary driver of the decrease was $8.9 million of costs related to the closure of our Tacoma, Washington manufacturing facility. This unfavorable variance was offset by improved pricing and manufacturing performance and a favorable variance resulting from $12.0 million of non-recurring expense recorded during 2010 related to the sale of inventory that was recorded at fair value during the Birds Eye acquisition. Higher commodity costs in 2011, along with higher advertising expenses resulting from our new Duncan Hines advertising campaign also impacted earnings before interest and taxes during the period.
Specialty Foods Division:
Loss before interest and taxes was $40.3 million for the fiscal year ended December 25, 2011, a decrease of $67.4 million or 248.8% from the comparable prior year period. The primary driver of the decrease was impairment charges of $71.2 million recorded in our Private Label and Foodservice reporting units. Offsetting this charge was a favorable variance resulting from $7.3 million of non-recurring expense recorded during 2010 related to the sale of inventory that was recorded at fair value during the Birds Eye Acquisition. The remaining decrease was driven by lower net sales, combined with higher commodity costs.

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

Liquidity and Capital Resources

Historical
Our cash flows are seasonal. Typically we are a net user of cash in the third quarter of the calendar year (i.e., the quarter ending in September) and a net generator of cash over the balance of the year.
Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures and debt service. Capital expenditures are expected to be approximately $80 to 90 million in 2013, which include approximately $7 million related to our facility restructuring projects. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our Revolving Credit Facility (as defined in Note 9 to the Consolidated Financial Statements). We expect that our ability to generate cash from our operations and ability to borrow from our credit facilities should be sufficient to support working capital needs, planned growth and capital expenditures for the next 12 months and for the foreseeable future. We keep an insignificant amount of cash in foreign accounts, primarily related to the operations of our Canadian business. Tax liabilities related to bringing these funds back into the United States would not be significant and have been accrued.
Statements of cash flows for the fiscal year ended December 30, 2012 compared to the fiscal year ended December 25, 2011
Net cash provided by operating activities was $202.9 million for the fiscal year ended December 30, 2012 and was the result of net earnings, excluding non-cash charges and credits of $216.1 million and a decrease in working capital of $13.1 million. The decrease in working capital was primarily the result of a $22.0 million increase in inventory principally resulting from temporary inventory buildup from our supply chain efficiency initiatives, principally the close down of the Millsboro, Delaware plant and a $16.3 million decrease in accounts payable driven principally by the timing of production. These were offset by a $9.4 million increase in accrued trade marketing expense driven by higher sales for December of 2012 compared to the previous year as well as increased spending rates driven by increased competitive activity. Also impacting working capital was a decrease of $16.3 million in accounts receivable resulting from the timing of sales within the month of December in 2012 compared to the previous year. The aging profile of accounts receivable has not changed significantly from December 25, 2011. All other working capital accounts generated a net $0.4 million cash inflow.

Net cash provided by operating activities was $204.2 million for the fiscal year ended December 25, 2011 and was the result of net earnings, excluding non-cash charges and credits, of $215.5 million and an increase in working capital of $11.3 million. The increase in working capital was primarily the result of a $23.5 million decrease in accrued liabilities driven by lower incentive compensation and interest accruals, a $12.1 million decrease in accrued trade marketing expense driven by lower trade spending rates in December and a faster rate of settlement on deductions, and an $11.0 million increase in accounts receivable driven by the timing of sales as well as higher selling prices. The aging profile of accounts receivable did not change significantly from December 2010. These were offset by a $38.2 million increase in accounts payable driven by our inventory purchases and the timing of vendor payments. All other working capital accounts had no net effect on cash during the period.

Net cash used in investing activities was $77.7 million for the fiscal year ended December 30, 2012 and was primarily related to capital expenditures. Capital expenditures during fiscal 2012 included approximately $8.6 million of costs related to our facility consolidation projects.

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
Net cash used by financing activities was impacted by our April and September 2012 refinancings, which is explained in greater detail in Note 9 to the Consolidated Financial Statements. Net cash used by financing activities for the fiscal year ended December 30, 2012 was $184.1 million and consisted of $632.0 million of term loan repayments, $373.3 million of repurchases of outstanding notes, $17.4 million of debt acquisition costs, $3.5 million of capital lease payments, $0.4 million of notes payable activity, and $0.9 million for repurchases of equity. These outflows were funded by $842.6 million of proceeds from our new Tranche E and F Term loans, with the remainder coming from cash on hand.

Net cash used by financing activities for the fiscal year ended December 25, 2011 was $59.0 million and consisted of, $57.5 million of term loan repayments, including a $55.0 million voluntary prepayment of the Tranche D Term Loan made in December 2011, $2.5 million of payments on capital leases, $1.6 million of share repurchases of equity, and $0.7 million of debt acquisition costs. These outflows were partially offset by proceeds from new equity contributions of $0.6 million and other financing activities of $2.7 million.
The net of all activities resulted in a decrease in cash of $58.8 million for the fiscal year ended December 30, 2012, compared to an increase in cash of $35.7 million for the fiscal year ended December 25, 2011.

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
Net cash used by financing activities for the fiscal year ended December 25, 2011 was $59.0 million and consisted of $57.5 million of term loan repayments, including a $55.0 million voluntary prepayment of the Tranche D Term Loan made in December 2011, $2.5 million of payments on capital leases, $1.6 million of share repurchases, and $0.7 million of debt acquisition costs. These outflows were partially offset by proceeds from new share issuances of $0.6 million and other financing activities of $2.7 million. Net cash used in financing activities was $134.3 million during the year ended December 26, 2010. The usage primarily related to a $27.0 million prepayment of our term loans in accordance with the “Excess Cash Flow” requirements of our Senior Secured Credit Facility, $3.1 million of normally scheduled repayments of the term loans, a $73.0 million voluntary prepayment of the Tranche D Term Loan made in December 2010, $14.3 million in repayments of bank overdrafts, $13.4 million of refinancing costs in connection with the refinancing of the Tranche C Term Loan, and $5.7 million in repayments of our notes payable and capital lease obligations, partially offset by $2.2 million of other activities, net. In August 2010, we refinanced our Tranche C Term Loan by issuing $400 million of 8.25% Senior Notes and executing a new Tranche D Term Loan in the amount of $442.3 million. Except for the refinancing costs referred to above, this refinancing did not impact net cash used in financing activities.
The net of all activities resulted in an increase in cash of $35.7 million for the fiscal year ended December 25, 2011, compared to an increase in cash of $41.4 million or the fiscal year ended December 26, 2010.

Debt
As of December 30, 2012 and December 25, 2011, our long term debt consisted of the following:

	December 30, 2012	December 25, 2011
Long-term debt
- Senior Secured Credit Facility - Tranche B Non Extended Term Loans due 2014	$243.3	$1,196.9
- Senior Secured Credit Facility - Tranche B Extended Term Loans due 2016	637.9	—
- Senior Secured Credit Facility - Tranche D Term Loans due 2014	—	313.2
- Senior Secured Credit Facility - Tranche E Term Loans due 2018	398.0	—
- Senior Secured Credit Facility - Tranche F Term Loans due 2018	448.9	—
- 9.25% Senior Notes due 2015	465.0	625.0
- 8.25% Senior Notes due 2017	400.0	400.0
- 10.625% Senior Subordinated Notes due 2017	—	199.0
- Unamortized discount on long term debt	(7.2)	(2.7)
- Capital lease obligations	21.0	23.0
	2,606.9	2,754.4
Less: current portion of long-term obligations	30.4	15.7
Total long-term debt	$2,576.5	$2,738.7

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
On August 30, 2012, we entered into the first amendment to the amended and restated credit agreement which allowed us to borrow $450 million of Tranche F Term Loans due 2018. The Company used proceeds from the Tranche F Term Loans along with available cash to pay off $300 million of the aggregate principal amount of Tranche B Non Extended Term Loans due 2014 and $150 million of the aggregate principal amount of 9.25% Senior Notes due 2015. For additional details regarding our debt instruments and our April and September 2012 refinancing, please refer to Note 9 of the Consolidated Financial Statements, "Debt and Interest Expense"
We meet the service requirements on our debt utilizing cash flow generated from operations. During 2011, we made a voluntary prepayment of $55.0 million on our term loans. In addition to the above facilities, we have a $150.0 million revolving credit facility, which can be used to fund our working capital needs and can also be used to issue up to $50.0 million of letters of credit. There were no borrowings against the revolving credit facility as of December 30, 2012 and December 25, 2011. As of December 30, 2012 and December 25, 2011, we had issued $33.5 million and $33.6 million, respectively, of letters of credit under this facility, leaving $116.5 million and $116.4 million, respectively, of unused capacity under this facility.
The Senior Secured Credit Facility loans mature in quarterly 0.25% installments. The aggregate maturities of the Tranche B Non Extended Term Loan outstanding as of December 30, 2012 are $12.5 million in 2013 and $230.8 million in 2014. The aggregate maturities of the Tranche B Extended Term Loan outstanding as of December 30, 2012 are $6.4 million in 2013, $6.4 million in 2014, $6.4 million in 2015 and $618.6 million in 2016. The aggregate maturities of the Tranche E Term Loans outstanding as of December 30, 2012 are $4.0 million in 2013, $4.0 million in 2014, $4.0 million in 2015, $4.0 million in 2016, $5.0 million in 2017 and $377.0 million thereafter. The aggregate maturities of the Tranche F Term Loans outstanding as of December 30, 2012 are $4.5 million in 2013, $4.5 million in 2014, $4.5 million in 2015, $4.5 million in 2016, $5.6 million in 2017 and $425.3 million thereafter.

Under the terms of the Senior Secured Credit Facility, we are required to use 50% of our “Excess Cash Flow” to prepay the Tranche B Non Extended Term Loans, Tranche B Extended Term Loans, Tranche D Term Loans, Tranche E Term Loans and Tranche F Term Loans. Excess Cash Flow is defined as consolidated net income (as defined), as adjusted for certain items, including (1) all non-cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principal payments of indebtedness and (5) certain other items defined in the Senior Secured Credit Facility. In December 2011 we made a voluntary prepayment on our Tranche D terms loans of $55.0 million. As a result of this prepayment, no payment was due under the Excess Cash Flow requirements of the Senior Secured Credit Facility for the 2011 reporting year. No payment was due under the Excess Cash Flow requirements of the Senior Secured Credit Facility for the fiscal 2012 reporting year.

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

On April 17, 2012 we amended and restated the credit agreement relating to our senior secured credit facilities as part of an initiative to lower our interest costs by paying off our 10.625% Senior Subordinated Notes and extending the maturity dates for a portion of our senior secured credit facilities. On August 30, 2012, we entered into an amendment to the senior secured credit facilities, which provided for the issuance of new $450 million Tranche F Term Loans, the proceeds of which were used to redeem a portion of our 9.25% Senior Notes and to prepay the initial term loans due April 2, 2014. This is discussed further in Note 9 of the Consolidated Financial Statements "Debt and Interest Expense".
8.25% Senior Notes, 9.25% Senior Notes and Senior Subordinated Notes

On April 2, 2007, we issued the 9.25% Senior Notes due 2015 (the “9.25% Senior Notes”). On December 23, 2009, we issued additional 9.25% Senior Notes. On August 17, 2010, we issued the 8.25% Senior Notes due 2017 (together with the 9.25% Senior Notes, the “Senior Notes”). The Senior Notes are general senior unsecured obligations, effectively subordinated in right of payment to all of our existing and future senior secured indebtedness, and guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries that guarantee our other indebtedness.
The indentures governing the Senior Notes limit our (and most or all of our subsidiaries’) ability to, subject to certain exceptions:

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
Subject to certain exceptions, the indentures governing the Senior Notes permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

Adjusted EBITDA

The Company’s metric of Adjusted EBITDA, an operating performance measure, which is used in creating targets for the bonus and equity portions of our compensation plans, is equivalent to Covenant Compliance EBITDA under our debt agreements.

Adjusted EBITDA is defined as net earnings (loss) before interest expense, taxes, depreciation and amortization (“EBITDA”), further adjusted to exclude certain non-cash items, extraordinary, unusual or non-recurring items and other adjustment items. The Company’s management utilizes Adjusted EBITDA as an operating performance measure. In addition, we believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants.

Pursuant to the terms of our senior secured credit facilities, we are required to maintain a ratio of Net First Lien Secured Debt to Adjusted EBITDA of no greater than 5.25 to 1.00. Net First Lien Secured Debt is defined as our aggregate consolidated secured first lien indebtedness, less the aggregate amount of all unrestricted cash and cash equivalents. In addition, under the credit agreement governing our senior secured credit facilities and the indentures governing the Senior Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the ratio of Net First Lien Secured Debt to Adjusted EBITDA above), in the case of our senior secured credit facilities, or to the ratio of Adjusted EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters in the case of the Senior Notes. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of our financial performance. As of December 30, 2012, we were in compliance with all covenants and other obligations under the credit agreement governing our senior secured credit facilities, and the indentures governing the Senior Notes.

EBITDA and Adjusted EBITDA do not represent net earnings or loss or cash flow from operations as those terms are defined by United States Generally Accepted Accounting Principles (“GAAP”) and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definitions of Adjusted EBITDA in the credit agreement governing our senior secured credit facilities and the indentures governing the Senior Notes allow us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net earnings or loss. However, these are expenses that vary greatly and are difficult to predict. While EBITDA and Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, they are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

Our ability to meet the covenants specified above in future periods will depend on events beyond our control, and we cannot assure you that we will meet those ratios. A breach of any of these covenants in the future could result in a default under, or an inability to undertake certain activities in compliance with, the credit agreement governing our senior secured credit facilities and the indentures governing the Senior Notes, at which time the lenders could elect to declare all amounts outstanding under our senior secured credit facilities to be immediately due and payable. Any such acceleration would also result in a default under the indentures governing the Senior Notes.

The following table provides a reconciliation from our net earnings (loss) to EBITDA and Adjusted EBITDA for the fiscal years ended December 30, 2012, December 25, 2011, December 26, 2010, December 27, 2009 and December 28, 2008. The terms and related calculations are defined in the Senior Secured Credit Facility and the indentures governing the 8.25% Senior Notes, and 9.25% Senior Notes.

(thousands of dollars)	Fiscal year
	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009	December 28, 2008
	53 weeks	52 weeks	52 weeks	52 weeks	52 weeks
Net earnings (loss)	$52,519	$(46,914)	$22,037	$302,603	$(28,581)
Interest expense, net	198,374	208,078	235,716	121,078	152,961
Income tax expense (benefit)	32,701	22,103	7,399	(277,723)	27,036
Depreciation and amortization expense	98,123	88,476	78,049	65,468	62,509
EBITDA	$381,717	$271,743	$343,201	$211,426	$213,925
Acquired EBITDA - Birds Eye Acquisition (1)	—	—	—	142,268	—
Non-cash items (a)	63	152,245	71,500	4,738	3,776
Acquisition, merger and other restructuring charges (b)	23,276	20,264	27,489	29,835	2,653
Other adjustment items (c)	21,040	5,440	4,743	2,540	2,606
Adjusted EBITDA	$426,096	$449,692	$446,933	$390,807	$222,960

(1) Represents the acquired EBITDA for Birds Eye for the period of fiscal 2009 prior to the Birds Eye Acquisition, calculated consistent with our definition of Adjusted EBITDA.

(a)	Non-cash items are comprised of the following:

(thousands of dollars)	Fiscal year
	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009	December 28, 2008
	53 weeks	52 weeks	52 weeks	52 weeks	52 weeks
Non-cash compensation charges (1)	$850	$1,151	$4,727	$3,190	$806
Unrealized (gains) losses resulting from hedging activities (2)	(1,307)	1,608	697	(277)	(2,142)
Goodwill impairment charges (3)	—	122,900	—	—	—
Other impairment charges (4)	520	26,586	29,000	1,300	15,100
Non-cash gain on litigation settlement (5)	—	—	—	—	(9,988)
Effects of adjustments related to the application of purchase accounting (6)	—	—	37,076	525	—
Total non-cash items	$63	$152,245	$71,500	4,738	3,776
 _________________

(1)	Represents non-cash compensation charges related to the granting of equity awards.

(2)	Represents non-cash gains and losses resulting from mark-to-market adjustments of obligations under derivative contracts.

(3)	For fiscal 2011, represents goodwill impairments on the Breakfast ($51.7 million), Private Label ($49.7 million) and Food Service ($21.5 million) reporting units.

(4)
For fiscal 2012, represents impairment on the Bernstein's tradename ($0.5 million). For fiscal 2011, represents tradename impairments on Aunt Jemima ($23.7 million), Lenders ($1.2 million) and Bernstein’s ($0.4 million), as well as a plant asset impairment on the previously announced closure of the Tacoma, Washington facility ($1.3 million). For fiscal 2010, represents an impairment for the Hungry-Man tradename ($29.0 million). For fiscal 2009, represents an impairment charge for the Swanson tradename ($1.3 million). For fiscal 2008, represents impairment charges for the Van de Kamp’s ($8.0 million), Mrs. Paul’s ($5.6 million), Lenders ($0.9 million) and Open Pit tradenames ($0.6 million).

(5)	For fiscal 2008, represents the excess of the accrued liability established in purchase accounting over the amount of the cash payment in the litigation settlement.

(6)	For fiscal 2010 and fiscal 2009, represents expense related to the write-up to fair market value of inventories acquired as a result of the Birds Eye Acquisition.

(b)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Fiscal year
	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009	December 28, 2008
	53 weeks	52 weeks	52 weeks	52 weeks	52 weeks
Expenses in connection with an acquisition or other non-recurring merger costs (1)	$2,349	$8,771	$923	$25,238	$671
Restructuring charges, integration costs and other business optimization expenses (2)	19,911	9,485	25,472	986	1,015
Employee severance (3)	1,016	2,008	1,094	3,611	967
Total other adjustments	$23,276	$20,264	$27,489	29,835	2,653
_________________

(1)
For fiscal 2012, primarily represents IPO related expenses and due diligence investigations. For fiscal 2011, represents other expenses related to financing of the Blackstone Transaction, and includes an $8.5 million legal settlement related to the Lehman Brothers Special Financing claim which is described in more detail in Note 12 to the Consolidated Financial Statements. For fiscal 2010 and fiscal 2009, primarily represents costs related to the Birds Eye Acquisition as well as other expenses related to due diligence investigations. For fiscal 2008, represents additional costs related to the Blackstone Transaction.

(2)
For fiscal 2012, primarily represents restructuring charges, consulting and business optimization expenses related to the closings of the Tacoma, Washington, Fulton, New York, Green Bay, Wisconsin and Millsboro, Delaware facilities. For fiscal 2011, primarily represents restructuring charges, consulting and business optimization expenses related to the closings of the Tacoma, Washington and Fulton, New York facilities. For fiscal 2010, primarily represents employee termination benefits and lease termination costs related to the closing of the Rochester, New York office and integration costs related to the Birds Eye Acquisition. For fiscal 2009, represents consultant expense incurred to execute yield and labor savings in our plants. For fiscal 2008, represents expenses incurred to reconfigure the freezer space in our Mattoon, Illinois warehouse, as well as consultant expense incurred to execute labor and yield savings in our plants.

(3)
For fiscal 2009, principally represents severance and recruiting costs related to the change in the Chief Executive Officer. For fiscal 2012, fiscal 2011, fiscal 2010 and fiscal 2008, represents severance costs paid, or to be paid, to terminated employees.

(c)	Other adjustment items are comprised of the following:

(thousands of dollars)	Fiscal year
	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009	December 28, 2008
	53 weeks	52 weeks	52 weeks	52 weeks	52 weeks
Management, monitoring, consulting and advisory fees (1)	$4,707	$4,572	$4,555	$2,540	$2,606
Other (2)	16,333	868	188	—	—
Total other adjustments	$21,040	$5,440	$4,743	2,540	2,606
_________________

(1)	Represents management/advisory fees and expenses paid to an affiliate of Blackstone.

(2)
For fiscal 2012, primarily represents $14.3 million of the premiums paid on the redemption of $150.0 million of 9.25% Senior Notes due 2015, the redemption of $199.0 million of 10.625% Senior Subordinated Notes due 2017 and the repurchase and retirement of $10.0 million of 9.25% Senior Notes due 2015. Also, for fiscal 2012 and the fiscal 2011, represents costs for the recall of Aunt Jemima product, net of insurance recoveries, of $2.1 million in fiscal 2012 and $1.1 million in fiscal 2011. For fiscal 2011, also includes a gain on the sale of the Watsonville, CA property of $0.4 million. For fiscal 2010, represents miscellaneous other costs.

Our covenant requirements and actual ratios for the twelve months ended December 30, 2012 are as follows:

	Covenant Requirement	Actual Ratio
Senior Secured Credit Facility
Net First Lien Leverage Ratio (1)	5.25 to 1.00	3.89
Total Leverage Ratio (2)	Not applicable	5.92
Senior Notes (3)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions (4)	2.00 to 1.00	2.45
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

Inflation
Prior to 2007, inflation did not have a significant effect on us as we had been successful in mitigating the effects of inflation with cost reduction and productivity programs, as well as increasing selling prices during periods of higher inflation. Beginning in late 2007 and continuing into 2008, we experienced higher energy and commodity costs in production and higher fuel surcharges for product delivery. Inflation was less pronounced in 2009 and in 2010, but has been more pronounced in 2011 and 2012, particularly in ingredient costs such as vegetables, flours, shortening/oils, beef, dairy, cocoa, corn sweeteners and energy. To the extent possible, we offset inflation with productivity programs. However, we spend approximately $1.1 billion each year on ingredients, therefore each 1% change in our weighted average ingredient costs would increase our Cost of products sold by approximately $11 million. If we experience significant inflation, price increases may be necessary in order to preserve our margins and returns. Severe increases in inflation could have an adverse impact on our business, financial condition and results of operations.

Adjusted Gross Profit

Our management uses Adjusted gross profit as an operating performance measure. Adjusted gross profit is defined as gross profit before depreciation, certain non-cash items, acquisition, merger and other restructuring charges and other adjustments noted in the table below. We believe that the presentation of Adjusted gross profit is useful to investors because it is consistent with our definition of Adjusted EBITDA (defined above), a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. In addition, we also use targets based on Adjusted gross profit as one of the components used to evaluate our management’s performance. Adjusted gross profit is not defined under GAAP, should not be considered in isolation or as substitutes for measures of our performance prepared in accordance with GAAP and is not indicative of gross profit as determined under GAAP.
The following table provides a reconciliation from our gross profit to Adjusted gross profit for the fiscal years ended December 30, 2012, December 25, 2011, December 26, 2010, December 27, 2009 and December 28, 2008.

(thousands of dollars)	Fiscal year
	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009	December 28, 2008
	53 weeks	52 weeks	52 weeks	52 weeks	52 weeks
Gross profit	$584,549	$614,866	$602,328	$379,304	$338,479
Depreciation expense (a)	73,012	64,955	53,514	43,537	38,729
Acquired gross profit - Birds Eye Acquisition (b)	—	—	—	246,300	—
Non-cash items (c)	(1,194)	3,046	38,167	772	(2,005)
Acquisition, merger or other restructuring charges (d)	16,934	9,915	4,284	640	640
Other adjustment items (e)	1,618	1,262	193	—	—
Adjusted gross profit	$674,919	$694,044	$698,486	$670,553	$375,843

 _________________

(a)	Includes accelerated depreciation from plant closures of $21.0 million for fiscal 2012, $14.1 million for fiscal 2011 and $0.7 million for fiscal 2010.

(b)	Represents the acquired gross profit for Birds Eye for the period of fiscal 2009 prior to the Birds Eye Acquisition, calculated consistent with our definition of Adjusted gross profit.

(c)	Non-cash items are comprised of the following:

(thousands of dollars)	Fiscal year
	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009	December 28, 2008
	53 weeks	52 weeks	52 weeks	52 weeks	52 weeks
Non-cash compensation charges (1)	$113	$152	$394	$485	$137
Unrealized losses (gains) resulting from hedging activities (2)	(1,307)	1,608	697	(238)	(2,142)
Other impairment charges (3)	—	1,286	—	—	—
Effects of adjustments related to the application of purchase accounting (4)	—	—	37,076	525	—
Non-cash items	$(1,194)	$3,046	$38,167	$772	$(2,005)

 _________________

(1)	Represents non-cash compensation charges related to the granting of equity awards.

(2)	Represents non-cash gains and losses resulting from mark-to-market obligations under derivative contracts.

(3)	For fiscal 2011, represents a plant asset impairment on the previously announced closure of the Tacoma, Washington facility of $1.3 million.

(4)	For fiscal 2010 and fiscal 2009, represents expense related to the write-up to fair market value of inventories acquired as a result of the Birds Eye Acquisition.

(d)	Acquisition, merger and other restructuring charges are comprised of the following:

(thousands of dollars)	Fiscal year
	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009	December 28, 2008
	53 weeks	52 weeks	52 weeks	52 weeks	52 weeks
Restructuring charges, integration costs and other business optimization expenses (1)	$16,923	$9,326	$4,097	$430	$415
Employee severance and recruiting (2)	11	589	187	210	225
Total acquisition, merger and other restructuring charges	$16,934	$9,915	$4,284	$640	$640

 _________________

(1)
For fiscal 2012, primarily represents restructuring charges and consulting and business optimization expenses related to the closings of the Tacoma, Washington, Fulton, New York and Millsboro, Delaware facilities. For fiscal 2011, primarily represents restructuring charges and consulting and business optimization expenses related to the closings of the Tacoma, Washington and Fulton, New York facilities. For fiscal 2010, primarily represents integration costs related to the Birds Eye Acquisition.For fiscal year 2009, represents consultant expense incurred to execute yield and labor savings in our plants. For fiscal year 2008, represents consultant expenses incurred to optimize our distribution network.

(2)	Represents severance costs paid or accrued to terminated employees.

(e)	Other adjustment items are comprised of the following:

(thousands of dollars)	Fiscal year
	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009	December 28, 2008
	53 weeks	52 weeks	52 weeks	52 weeks	52 weeks
Other (1)	$1,618	$1,262	$193	$—	$—
Total other adjustments	$1,618	$1,262	$193	$—	$—

 _________________

(1)	For fiscal 2012 and fiscal 2011, primarily represents costs for the recall of Aunt Jemima product, net of insurance recoveries. For 2010 represents miscellaneous other costs.

Contractual Commitments

The table below provides information on our contractual commitments as of December 30, 2012:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Total debt at face value (1)	$2,593,044	$27,411	$725,597	$1,037,786	$802,250
Projected interest payments on long term debt (2)	697,190	153,560	288,275	226,851	28,504
Operating lease obligations	73,384	13,035	18,712	13,883	27,754
Capital lease obligations	27,916	4,666	7,954	4,270	11,026
Purchase obligations (3)	735,481	592,084	76,187	11,760	55,450
Pension (4)	62,919	8,000	15,739	17,695	21,485
Total (5)	$4,189,934	$798,756	$1,132,464	$1,312,245	$946,469

(1)	Total debt at face value includes scheduled principal repayments and excludes interest payments.

(2)
The total projected interest payments on long-term debt are based upon borrowings and interest rates as of December 30, 2012, including the effect of interest rate swaps in place. The interest rate on variable rate debt is subject to changes beyond our control and may result in actual interest expense and payments differing from the amounts above.

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

(4)
The funding of the defined benefit pension plan is based upon our planned 2013 cash contribution. The future years' contributions are based upon our expectations taking into consideration the funded status of the plan at December 30, 2012. Currently, under ERISA and IRS guidelines, our plans are 91% funded.

(5)
The total excludes the liability for uncertain tax positions. We are not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. Therefore, the long-term portion of the liability is excluded from the preceding table.

Off-Balance Sheet Arrangements

As of December 30, 2012, we did not have any off-balance sheet obligations.

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

Our significant accounting policies are detailed in Note 2 to our Consolidated Financial Statements for the fiscal year ended December 30, 2012. The following areas are the most important and require the most difficult, subjective judgments.

Trade and consumer promotion programs

The Company offers various sales incentive programs to customers and consumers, such as feature price discounts, in-store display incentives, cooperative advertising programs, new product introduction fees, and coupons. The mix between promotion programs, which are classified as reductions in revenue, and advertising or other marketing activities, which are classified as marketing and selling expenses, fluctuates between periods based on the Company's overall marketing plans, and such fluctuations have an impact on revenues. The measurement and recognition of the costs for trade and consumer promotion programs involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors and are adjusted quarterly based upon our most recent experience and new information. Typically, programs that are offered have a very short duration. Historically, the difference between actual experience compared to estimated redemptions and performance has not been significant to the quarterly or annual financial statements and actual expense has been within 1.0% of amounts accrued. However, actual expenses may differ if the level of redemption rates and performance were to vary from estimates.

Goodwill and Indefinite-lived trade names

We evaluate the carrying amount of goodwill for impairment on an annual basis, as of year end, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The goodwill impairment review consists of a two-step process. We perform quantitative testing by calculating the fair value of each reporting unit. We then compare the fair value of the reporting unit with its carrying value. If this fair value exceeds the carrying value, no further analysis or goodwill impairment charge is required. If the fair value is below the carrying value, we proceed to the next step, which is to measure the amount of the impairment loss. The impairment loss is measured as the difference between the carrying value and implied fair value of goodwill. To measure the implied fair value of goodwill we make a hypothetical allocation of the estimated fair value of the reporting unit to the tangible and intangible assets (other than goodwill) within the respective reporting unit using the same rules for determining fair value and allocation under the authoritative guidance for business combinations as we would use if it were an original purchase price allocation. If the implied fair value of the reporting unit's goodwill is less than its carrying amount, the shortfall is charged to earnings.

In estimating the fair value of our reporting units we primarily use the income approach, which utilizes forecasted discounted cash flows to estimate the fair value for each reporting unit. We believe that the use of the discounted cash flow model results in the most accurate estimate of the reporting units fair value since market values for our reporting units are not readily available. The income approach utilizes management's business plans and projections as the basis for expected future cash flows for five years plus a terminal year. We make significant assumptions including projected sales growth rates and operating margins and the weighted average cost of capital. In our recent impairment tests, we forecasted cash flows for five years plus a terminal year and assumed a weighted average cost of capital of 8.5%. Our projections assume sales growth rates for the next five years and the terminal year that generally average between 1.0% and 3.0% and operating margins which increase moderately from historical levels over time as a result of planned capital improvements in our plants and manufacturing efficiency projects. These assumptions are determined based upon our expectations for each of the individual reporting units and in our judgment are consistent with other companies in the packaged food industry. In order to validate our assumptions, we also reconcile the aggregate fair value of our reporting units to the estimated fair value of the entire company using a market multiple approach.

In fiscal 2012, all reporting units tested had a fair value that exceeded their carrying value by at least 22%. We performed a sensitivity analysis on our weighted average cost of capital and we determined that a 50 basis point increase in the weighted average cost of capital would not have resulted in any of our reporting units implied fair value being less than their carrying value. Additionally, a 50 basis point decrease in the terminal growth rate used for each reporting unit would also not have resulted in any of our reporting units implied fair value being less than their carrying value

We also evaluate the carrying amount of our trade names for impairment on an annual basis, in December, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying value. If the carrying value of a trade name exceeds its fair value at the time of the evaluation, we would charge the shortfall to earnings.
To estimate the fair value of our trade names we primarily use the relief from royalty method, which utilizes forecasted discounted cash flows to estimate the fair value. The utilization of the relief from royalty method requires us to make significant assumptions including sales growth rates, implied royalty rates and discount rates. As discussed under "Impairment of Goodwill and Other Assets", in fiscal 2012, we recognized an impairment of $0.5 million to our Bernstein's trade name resulting from a decline in value due to reduced sales forecasts for the brand.

In the course of our testing, we identified 6 trade names which do not have a fair value that exceeded their carrying value by at least 15%. The total carrying value of these trade names as of December 30, 2012 is $228.7 million. As of December 30, 2012 a 50 basis point increase in the weighted average cost of capital for each brand would have resulted in an additional impairment of $4.5 million. A 50 basis point decrease in the terminal sales growth rate would have resulted in an additional impairment of $1.9 million.

Pension Benefits

The Company provides pension benefits to certain employees and retirees. Pension benefits are no longer offered to salaried employees. All salaried pension benefits which existed are frozen. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, turnover rates and mortality rates. Independent actuaries, in accordance with GAAP, perform the required calculations to determine pension expense. Actual results that differ from the actuarial assumptions are generally accumulated and amortized over future periods.

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

Net periodic pension expense was $2.1 million in fiscal 2012, $2.8 million in fiscal 2011 and $5.6 million in fiscal 2010. Significant weighted-average assumptions for all plans used in the calculation are:

Pension Benefits	2012	2011	2010

Pension
Discount rate	4.3%	5.4%	5.7%
Expected return on plan assets	7.2%	7.2%	7.8%

Estimated sensitivities to annual net periodic pension cost are as follows: a 50-basis-point reduction in the discount rate would increase pension expense by approximately $0.9 million; a 50-basis-point reduction in the estimated return on assets assumption would increase pension expense by approximately $0.9 million.

Net periodic pension expense is expected to be a credit of approximately $0.5 million in 2013. We expect to contribute approximately $8.0 million to our pension plans in 2013. Given the adverse impact of declining financial markets, combined with the impact that historically low interest rates have on the discount rate used to compute our pension obligation, we made contributions to our plans of $13.3 million in fiscal 2012, $15.9 million in fiscal 2011 and $13.2 million in fiscal 2010.

See also Note 10 to the Consolidated Financial Statements "Pension and Retirement Plans"for additional information on pension expenses.

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

Income taxes. We record income taxes based on the amounts that are refundable or payable in the current year, and we include results of any difference between GAAP and U.S. tax reporting that we record as deferred tax assets or liabilities. We review our deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions impacting related income tax balances.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”). This new guidance requires that we present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This guidance only impacts disclosures within our consolidated financial statements and notes to the consolidated financial statements and does not result in a change to the accounting treatment of Accumulated Other Comprehensive Income. We are required to adopt this guidance beginning with our March 31, 2013 interim reporting on Form 10-Q.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” (“ASU 2012-02”). In accordance with the amendments in ASU 2012-02, an entity has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If the entity determines that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value, the entity will be required to perform the quantitative test. The amendments in ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, however, early adoption is permitted. We are in the process of evaluating this guidance; however, we do not expect it will have a material effect on the consolidated financial statements upon adoption.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income," (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance became effective in the first quarter of 2012. Upon adoption of this guidance we have decided to present comprehensive income in a separate but consecutive statement. See the Consolidated Statements of Comprehensive Earnings as part of our financial statements for the new presentation.

ITEM 7A:     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
FINANCIAL INSTRUMENTS

Risk Management Strategy
We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates, foreign exchange rates or commodity prices. Please refer to Note 11 of the Consolidated Financial Statements "Financial Instruments" for additional details regarding our derivatives and refer to Note 9 of the Consolidated Financial Statements "Debt and Interest Expense" for additional details regarding our debt instruments.

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

As discussed above, our variable rate financing arrangements subject us to interest rate risk. If the benchmark LIBOR interest rate were to increase by 50 basis points our annual interest payments on our variable rate facilities would increase by approximately $8.4 million. However, we would also recognize a corresponding decrease of $3.9 million in the payments made on our interest rate swap contracts, for a net impact on interest expense of $4.5 million. As of December 30, 2012, a 50 basis point decrease in the benchmark LIBOR interest rate would have increased the fair value of our interest rate swap liabilities by $2.6 million.

Foreign Currency Risk

Certain parts of our foreign operations in Canada expose us to fluctuations in foreign exchange rates. Our goal is to reduce our exposure to such foreign exchange risks on our foreign currency cash flows and fair value fluctuations on recognized foreign currency denominated assets, liabilities and unrecognized firm commitments to acceptable levels primarily through the use of foreign exchange-related derivative financial instruments. We enter into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of our functional currency. As of December 30, 2012, a 10% appreciation in the U.S. dollar relative to the Canadian dollar would have decreased the fair value of our foreign exchange forward contracts by $5.0 million.

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

In addition, we may also purchase forward derivative contracts on certain commodities to manage the price risk associated with forecasted purchases of materials used in our manufacturing process. Generally, these derivatives are not designated as hedges as they do not meet the authoritative guidance for derivative and hedge accounting but they are not speculative. From time to time, we enter into commodity forward contracts to fix the price of natural gas, diesel fuel, corn, soybean oil and other commodity purchases at a future delivery date. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in Cost of products sold in the Consolidated Statements of Operations.

As of December 30, 2012, the potential change in fair value of commodity derivative instruments, assuming a 10% adverse movement in the underlying commodity prices, would have resulted in an unrealized net loss of $1.0 million.

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

ITEM 8.    FINANCIAL STATEMENTS

Financial statements begin on the following page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of
Pinnacle Foods Finance LLC
Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of Pinnacle Foods Finance LLC and subsidiaries (the "Company") as of December 30, 2012 and December 25, 2011, and the related consolidated statements of operations, comprehensive earnings (loss), member's equity, and cash flows for each of the three years in the period ended December 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pinnacle Foods Finance LLC and subsidiaries as of December 30, 2012 and December 25, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 30, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 5, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of
Pinnacle Foods Finance LLC
Parsippany, New Jersey

We have audited the internal control over financial reporting of Pinnacle Foods Finance LLC and subsidiaries (the "Company") as of December 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 30, 2012 of the Company and our report dated March 5, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 5, 2013

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of dollars)

	Fiscal year
	December 30, 2012	December 25, 2011	December 26, 2010
	53 weeks	52 weeks	52 weeks
Net sales	$2,478,485	$2,469,562	$2,436,703
Cost of products sold	1,893,936	1,854,696	1,834,375
Gross profit	584,549	614,866	602,328
Operating expenses
Marketing and selling expenses	169,736	171,641	172,344
Administrative expenses	89,414	80,460	109,950
Research and development expenses	12,031	8,021	9,387
Goodwill impairment charge	—	122,900	—
Other expense (income), net	29,774	48,578	45,495
Total operating expenses	300,955	431,600	337,176
Earnings before interest and taxes	283,594	183,266	265,152
Interest expense	198,484	208,319	236,004
Interest income	110	242	288
Earnings (loss) before income taxes	85,220	(24,811)	29,436
Provision for income taxes	32,701	22,103	7,399
Net earnings (loss)	$52,519	$(46,914)	$22,037
See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(thousands of dollars)

	Fiscal year
	December 30, 2012	December 25, 2011	December 26, 2010
	53 weeks	52 weeks	52 weeks
Net earnings (loss)	$52,519	$(46,914)	$22,037
Other comprehensive (loss) earnings
Swaps mark to market adjustments	2,533	21,738	(3,428)
Amortization of deferred mark-to-market adjustment on terminated swaps	445	2,119	3,296
Foreign currency translation	275	285	367
Loss on pension actuarial assumptions	(17,765)	(28,169)	(4,098)
Tax benefit (provision) on other comprehensive earnings	5,395	1,123	(2,078)
Total other comprehensive loss - net of tax	(9,117)	(2,904)	(5,941)
Total comprehensive earnings (loss)	$43,402	$(49,818)	$16,096

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(thousands of dollars)

	December 30, 2012	December 25, 2011
Current assets:
Cash and cash equivalents	$92,281	$151,031
Accounts receivable, net of allowances of $5,149 and $5,440, respectively	143,884	159,981
Inventories	358,051	335,812
Other current assets	11,862	7,549
Deferred tax assets	99,199	71,109
Total current assets	705,277	725,482
Plant assets, net of accumulated depreciation of $244,694 and $205,281, respectively	493,666	501,283
Tradenames	1,603,992	1,604,512
Other assets, net	155,558	178,849
Goodwill	1,441,495	1,441,495
Total assets	$4,399,988	$4,451,621

Current liabilities:
Short-term borrowings	$2,139	$1,708
Current portion of long-term obligations	30,419	15,661
Accounts payable	137,326	152,869
Accrued trade marketing expense	44,571	35,125
Accrued liabilities	119,269	128,785
Total current liabilities	333,724	334,148
Long-term debt (includes $63,097 and $121,992 owed to related parties, respectively)	2,576,386	2,738,650
Pension and other postretirement benefits	100,918	93,406
Other long-term liabilities	28,705	22,099
Deferred tax liabilities	471,529	417,966
Total liabilities	3,511,262	3,606,269
Commitments and contingencies (Note 12)
Member’s equity:
Limited liability company interests	—	—
Additional paid-in-capital	697,324	697,352
Retained earnings	252,955	200,436
Accumulated other comprehensive loss	(61,553)	(52,436)
Total member’s equity	888,726	845,352
Total liabilities and member’s equity	$4,399,988	$4,451,621

See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)

	Fiscal year
	December 30, 2012	December 25, 2011	December 26, 2010
	53 weeks	52 weeks	52 weeks
Cash flows from operating activities
Net earnings (loss)	$52,519	$(46,914)	$22,037
Non-cash charges (credits) to net earnings (loss)
Depreciation and amortization	98,123	88,476	78,049
Goodwill and intangible asset impairment charge	520	148,200	29,000
Plant asset impairment charge	—	1,286	—
Amortization of discount on term loan	994	1,205	2,157
Amortization of debt acquisition costs	8,585	11,062	13,541
Call premium on note redemptions	14,255	—	—
Refinancing costs and write off of debt issuance costs	17,482	—	17,281
Amortization of deferred mark-to-market adjustment on terminated swaps	444	2,119	3,295
Change in value of financial instruments	(1,185)	1,617	1,043
Equity-based compensation charge	850	1,151	4,727
Pension expense, net of contributions	(10,391)	(13,543)	(8,096)
Other long-term liabilities	2,799	113	(1,398)
Other long-term assets	—	169	447
Deferred income taxes	30,929	20,524	4,382
Changes in working capital
Accounts receivable	16,259	(10,952)	12,958
Inventories	(22,027)	(5,785)	60,578
Accrued trade marketing expense	9,383	(12,111)	(1,899)
Accounts payable	(16,333)	38,201	(548)
Accrued liabilities	(1,432)	(23,490)	14,424
Other current assets	1,079	2,884	5,000
Net cash provided by operating activities	202,853	204,212	256,978
Cash flows from investing activities
Capital expenditures	(78,279)	(117,306)	(81,272)
Proceeds from sale of plant assets	570	7,900	—
Net cash used in investing activities	(77,709)	(109,406)	(81,272)
Cash flows from financing activities
Proceeds from bond offerings	—	—	400,000
Proceeds from bank term loans	842,625	—	442,300
Repayments of long-term obligations	(632,025)	(57,547)	(946,558)
Repurchase of notes	(373,255)	—	—
Proceeds from short-term borrowings	4,294	3,070	3,409
Repayments of short-term borrowings	(3,863)	(2,954)	(3,049)
Borrowings under revolving credit facility	40,000	—	—
Repayments of revolving credit facility	(40,000)	—	—
Repayment of capital lease obligations	(3,511)	(2,543)	(2,658)
Equity contributions	—	558	626
Repurchases of equity	(878)	(1,624)	(1,282)
Collection of notes receivable from officers	—	—	565
Debt acquisition costs	(17,498)	(721)	(13,370)
Change in bank overdrafts	—	—	(14,304)
Other financing	—	2,730	—
Net cash used in financing activities	(184,111)	(59,031)	(134,321)
Effect of exchange rate changes on cash	217	(30)	27
Net change in cash and cash equivalents	(58,750)	35,745	41,412
Cash and cash equivalents - beginning of period	151,031	115,286	73,874
Cash and cash equivalents - end of period	$92,281	$151,031	$115,286

Supplemental disclosures of cash flow information:
Interest paid	$179,427	$196,339	$179,766
Interest received	110	241	271
Income taxes paid (refunded)	1,981	(1,954)	6,998
Non-cash investing and financing activities:
New capital leases	1,548	11,240	13,587
See accompanying Notes to Consolidated Financial Statements

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(thousands of dollars, except share amounts)

	Additional Paid In Capital	Notes Receivable from Officers	Retained earnings	Accumulated Other Comprehensive Loss	Total Member’s Equity

Balance, December 27, 2009	$693,196	$(565)	$225,313	$(43,591)	$874,353

Equity contributions	626				626
Repurchases of equity	(1,282)				(1,282)
Equity related compensation	4,727				4,727
Notes receivable from officers		565			565
Comprehensive earnings			22,037	(5,941)	16,096
Balance, December 26, 2010	$697,267	$—	$247,350	$(49,532)	$895,085

Equity contributions	558				558
Repurchases of equity	(1,624)				(1,624)
Equity related compensation	1,151				1,151
Comprehensive earnings			(46,914)	(2,904)	(49,818)
Balance, December 25, 2011	$697,352	$—	$200,436	$(52,436)	$845,352

Repurchases of equity	(878)				(878)
Equity related compensation	850				850
Comprehensive earnings			52,519	(9,117)	43,402
Balance, December 30, 2012	$697,324	$—	$252,955	$(61,553)	$888,726
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
The Company's Birds Eye Frozen Division manages the Leadership Brands in the United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), and frozen prepared seafood (Van de Kamp's and Mrs. Paul's) categories, as well as its Foundation Brands in the full-calorie single-serve frozen dinners and entrées (Hungry-Man), frozen pancakes / waffles / French Toast (Aunt Jemima), frozen and refrigerated bagels (Lender's) and frozen pizza for one (Celeste) categories.
The Company's Duncan Hines Grocery division manages the Leadership Brands in the cake / brownie mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), and table syrups (Mrs. Butterworth's and Log Cabin) categories, and its Foundation Brands in the canned meat (Armour, Nalley, Brooks), pie and pastry fruit fillings (Comstock, Wilderness), barbecue sauces (Open Pit) and salad dressing (Bernstein's) categories as well as all Canadian operations. The Company refers to the sum of its Birds Eye Frozen segment and its Duncan Hines Grocery segment as the North American retail businesses.
The Company's Specialty Foods Division consists of snack products (Tim's Cascade and Snyder of Berlin) and the foodservice and private label businesses.
History and Current Ownership
Since 2001, the Company and its predecessors have been involved in several business combinations to acquire certain assets and liabilities related to the brands discussed above.
Effective April 2, 2007, PFF became a direct wholly-owned subsidiary of Peak Finance Holdings LLC (“Peak”). Peak is a direct wholly-owned subsidiary of Pinnacle Foods Inc. (formerly Crunch Holding Corp.) (“PF”) and PF is 100% owned by Peak Holdings LLC (“Peak Holdings”) and certain members of the Company’s senior management. Peak Holdings is an entity controlled by affiliates of The Blackstone Group L.P. (“Blackstone”), a global private investment and advisory firm.
On December 23, 2009, the Company’s subsidiary, Pinnacle Foods Group LLC, purchased all of the common stock of Birds Eye Foods, Inc. (the “Birds Eye Foods Acquisition”).
On December 19, 2012, PF filed Form S-1 with the U.S. Securities and Exchange Commission in anticipation of an initial public offering (IPO) in 2013.

2. Summary of Significant Accounting Policies

Consolidation. The Consolidated Financial Statements include the accounts of PFF and its wholly-owned subsidiaries. The results of companies acquired during the year are included in the Consolidated Financial Statements from the effective date of the acquisition. Intercompany transactions have been eliminated in consolidation.

During the third quarter of 2011, the Company entered into a transaction with U.S. Bancorp Community Development Corporation and Iowa Community Development LC in connection with our participation in the federal government's New Markets Tax Credit Program. Under the terms of the transaction, the Company received proceeds of $2.7 million, which was used to expand the Ft. Madison, Iowa manufacturing facility. The Company must maintain its status as a qualified entity for a period of seven years from the closing date in order to earn the $2.7 million benefit received. The assets acquired with the proceeds of the transaction, as well as certain other assets of the Company are pledged to secure the Company's continued qualification under the New Markets Tax Credit Program. The $2.7 million is recorded in Other long-term liabilities on the Consolidated Balance Sheet.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Foreign Currency Translation. Foreign-currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of Accumulated other comprehensive loss within member's equity. The Company translates the results of operations of its foreign subsidiary at the average exchange rates during the respective periods. Gains and losses resulting from foreign currency transactions are included in Cost of products sold on the Consolidated Statements of Operations and were a $344 loss in the year ended December 30, 2012, $1,537 loss in the year ended December 25, 2011 and a $3,388 loss in the year ended December 26, 2010. These amounts include the mark to market and realized gains and losses on our foreign currency swaps as discussed in Note 11 to our Consolidated Financial Statements.

Fiscal Year. The Company's fiscal year ends on the last Sunday in December resulting in a fifty-three-week fiscal year for 2012 and fifty-two-week fiscal years for 2011 and 2010.

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

Goodwill and Indefinite-lived Intangible Assets. The Company evaluates the carrying amount of goodwill and indefinite-lived tradenames for impairment on at least an annual basis and when events occur or circumstances change that an impairment might exist. The Company performs goodwill impairment testing for each business which constitutes a component of the Company's operating segments, known as reporting units. The Company performs quantitative testing by calculating the fair value of each reporting unit. The Company compares the fair value of these reporting units with their carrying values inclusive of goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company compares the implied fair value of the reporting unit's goodwill to its carrying amount and any shortfall is charged to earnings. In estimating the implied fair value of the goodwill, the Company estimates the fair value of the reporting unit's tangible and intangible assets (other than goodwill). In estimating the fair value of our reporting units, the Company primarily uses the income approach, which utilizes forecasted discounted cash flows to estimate the fair value for each reporting unit. The income approach utilizes management's business plans and projections as the basis for expected future cash flows for five years plus a terminal year. It requires significant assumptions including projected sales growth rates and operating margins and the weighted average cost of capital. In the most recent impairment tests, the Company forecasted cash flows for five years plus a terminal year and assumed a weighted average cost of capital of 8.5%. These projections assume sales growth rates for the next five years and the terminal year that generally average between 1.0% and 3.0% and operating margins which increase moderately from historical levels over time as a result of planned capital improvements in our plants and manufacturing efficiency projects. These assumptions are determined based upon management's expectations for each of the individual reporting units.

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

Assumptions underlying fair value estimates referred to above are subject to risks and uncertainties. These measurements would be considered level 3 under the fair value hierarchy as described in Note 3 to the Consolidated Financial Statements. For more information on goodwill and indefinite-lived intangible assets, please refer to Note 7 to the Consolidated Financial Statements.

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

Revenue Recognition and Trade Marketing. Revenue from product sales is recognized upon shipment to the customers as terms are free on board ("FOB") shipping point, at which point title and risk of loss is transferred and the selling price is fixed or determinable. This completes the revenue-earning process specifically that an arrangement exists, delivery has occurred, ownership has transferred, the price is fixed and collectability is reasonably assured. A provision for payment discounts and product return allowances, which is estimated based upon the Company's historical performance, management's experience and current economic trends, is recorded as a reduction of sales in the same period that the revenue is recognized.

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

Advertising. Advertising costs include the cost of working media (advertising on television, radio or in print), the cost of producing advertising, and the cost of coupon insertion and distribution. Working media and coupon insertion and distribution costs are expensed in the period the advertising is run or the coupons are distributed. The cost of producing advertising is expensed as of the first date the advertisement takes place. Advertising included in the Company's marketing and selling expenses were $37,260 for fiscal year ended December 30, 2012, $50,106 for fiscal year ended December 25, 2011 and $40,725 for fiscal year ended December 26, 2010.

Shipping and Handling Costs. In accordance with the authoritative guidance for revenue recognition, costs related to shipping and handling of products shipped to customers are classified as Cost of products sold.

Stock Based Compensation. Grant-date fair value of stock options is estimated using the Black-Scholes option-pricing model. Compensation expense is reduced based on estimated forfeitures with adjustments to actual expense recorded at the time of vesting. Forfeitures are estimated based on historical experience. The majority of our equity options have a five-year vesting period. For those options that have a performance condition, compensation expense is based upon the number of shares expected to vest after assessing the probability that the performance criteria will be met. We recognize compensation cost for awards over the vesting period, adjusted for any changes in our probability assessment.

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

Capitalized Internal Use Software Costs. The Company capitalizes the cost of internal-use software that has a useful life in excess of one year. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Capitalized internal use software costs are amortized using the straight-line method over their estimated useful lives, generally 2 ½ to 3 years. The Company amortized $4,723 for fiscal year ended December 30, 2012, $4,221 for fiscal year ended December 25, 2011 and $5,030 for fiscal year ended December 26, 2010. Additionally, as of December 30, 2012 and December 25, 2011, the net book value of capitalized internal use software totaled $11,276 and $9,503, respectively and is included in Plant assets, net on the Consolidated Balance Sheets.

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

	December 30, 2012	December 25, 2011
Swaps mark to market adjustments	$(2,878)	$(5,856)
Foreign currency translation	(369)	(644)
Loss on pension actuarial assumptions	(69,374)	(51,608)
Tax benefit	11,068	5,672
Accumulated other comprehensive loss	$(61,553)	$(52,436)

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”). This new guidance requires that we present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This guidance only impacts disclosures within our consolidated financial statements and notes to the consolidated financial statements and does not result in a change to the accounting treatment of Accumulated Other Comprehensive Income. We will be required to adopt this guidance beginning with our March 31, 2013 interim reporting on Form 10-Q.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” (“ASU 2012-02”). In accordance with the amendments in ASU 2012-02, an entity has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If the entity determines that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value, the entity will be required to perform the quantitative test. The amendments in ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. However, early adoption is permitted. We are in the process of evaluating this guidance; however, do not expect it will have a material effect on the consolidated financial statements upon adoption.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income," (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance became effective in the first quarter of 2012. Upon adoption of this guidance we have decided to present comprehensive income in a separate but consecutive statement. See the Consolidated Statements of Comprehensive Earnings as part of our financial statements for the new presentation.

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

Level 3:	Unobservable inputs that reflect the Company’s assumptions.
The Company’s financial assets and liabilities subject to recurring fair value measurements and the required disclosures are as follows:

	Fair Value as of December 30, 2012	Fair Value Measurements Using Fair Value Hierarchy			Fair Value as of December 25, 2011	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Interest rate derivatives	$—	$—	$—	$—	$1,335	$—	$1,335	$—
Foreign currency derivatives	638	—	638	—	931	—	931	—
Commodity derivatives	525	—	525	—	142	—	142	—
Total assets at fair value	$1,163	$—	$1,163	$—	$2,408	$—	$2,408	$—

Liabilities
Interest rate derivatives	$3,807	$—	$3,807	$—	$7,836	$—	$7,836	$—
Commodity derivatives	682	—	682	—	1,615	—	1,615	—
Total liabilities at fair value	$4,489	$—	$4,489	$—	$9,451	$—	$9,451	$—

The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk.

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate, commodity, and foreign exchange forward curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of the authoritative guidance for fair value disclosure, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company had no fair value measurements associated with financial assets and liabilities based upon significant unobservable inputs (Level 3) as of December 30, 2012 or December 25, 2011.

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

The fair value of the options granted during the fiscal year ended December 30, 2012 was estimated on the date of the grant using the Black-Scholes model with the following weighted average assumptions:

	Fiscal year ended
	December 30, 2012	December 25, 2011	December 26, 2010
Risk-free interest rate	0.34%	0.64%	1.52%
Expected time to option exercise	3.50 years	1.93 years	2.93 years
Expected volatility of Pinnacle Foods Inc. stock	40%	55%	70%
Expected dividend yield on Pinnacle Foods Inc. stock	2% - 4%	0%	0%

Volatility was based on the average volatility of a group of publicly traded food companies. The Company estimates the annual forfeiture rates to be 7.6% for the 2007 Stock Incentive Plan and 6.4% for the 2007 Unit Plan.

The expected dividend yield for fiscal 2012 was based on the fact that the dividend yields in the food industry typically range between 2% and 4%, and that following the IPO, PF plans on paying a dividend in line with that range.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Expense Information

The following table summarizes equity-based compensation expense related to employee equity options and employee equity units under the authoritative guidance for equity compensation which was allocated as follows:

	Fiscal year ended
	December 30, 2012	December 25, 2011	December 26, 2010
Cost of products sold	$113	$152	$394
Marketing and selling expenses	342	463	1,936
Administrative expenses	370	502	2,184
Research and development expenses	25	34	213
Pre-Tax Equity-Based Compensation Expense	850	1,151	4,727
Income Tax Benefit	30	33	141
Net Equity-Based Compensation Expense	$820	$1,118	$4,586

As of December 30, 2012, cumulative unrecognized equity compensation expense of the unvested portion of shares and units for the Company's two long-term incentive programs was $9,108. The weighted average period over which vesting will occur is approximately 7.0 years for the 2007 Stock Incentive Plan and 7.1 years for the 2007 Unit Plan. The Company did not meet the Management EBITDA target in 2012 or in 2011 for awards issued in 2011 and prior and, as a result, the Performance Options and units did not vest. For grants made in 2012, the Company did meet the Management EBITDA target. The Company met the 2010 and 2009 Management EBITDA targets and as a result all previously issued Performance Options and units vested during 2010, thus resulting in an additional $1.7 million in equity-based compensation expense for the year. Options and units under the plans have a termination date of 10 years from the date of issuance.

2007 Stock Incentive Plan
Pinnacle Foods Inc., which continues to indirectly own all of the member interests in the Company, adopted a equity option plan (the “2007 Stock Incentive Plan”) providing for the issuance of up to 20,000 shares of Pinnacle Foods Inc.'s common stock. Pursuant to the option plan, certain officers, employees, managers, directors and other persons are eligible to receive grants of nonqualified stock options, as permitted by applicable law. For options granted from 2007 to 2009, generally 25% of the options will vest ratably over five years (“Time-Vested Options”), subject to full acceleration upon a change of control. Fifty percent of the options vest ratably over five years if annual or cumulative Management EBITDA targets, as defined, are met (“Performance Options”). The final 25% of the options vest either on a change of control or liquidity event, if a 12% annual internal rate of return is attained by Blackstone (“Exit Options”). In addition, the plan was also revised to provide that if the EBITDA target is achieved in any two consecutive fiscal years (excluding 2007 and 2008) during the employee's continued employment, then that year's and all prior years' performance options will vest and become exercisable, and if the exit options vest and become exercisable during the employees continued employment, then all the performance options will also vest and become exercisable. Subsequent to 2009, the Company awarded options in the form of Time Vested Options (25%) and Performance Options (75%) to certain employees. The options have the same vesting provisions as stated above, including the provisions that if there is a change of control or liquidity event and if a 12% annual internal rate of return is attained by Blackstone, then all the Performance Options will also vest and become exercisable. Prior to March 1, 2013, this annual internal rate of return target was 20%, but the Compensation Committee of the Board of Directors reduced the target for vesting purposes on that date from 20% to 12% to reflect changes in the food industry environment since the plan was adopted.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

The following table summarizes the equity option transactions under the 2007 Stock Incentive Plan:

		Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Life	Aggregate Intrinsic Value (000's)
Outstanding, December 25, 2011		8,397	$512.52	$219.63	6.96	939

	Granted	764	938.00	225.00
	Exercised	(201)	476.17	220.58
	Forfeitures	(1,059)	542.30	191.62
Outstanding, December 30, 2012		7,901	$551.84	$219.42	6.22	1,642

Exercisable, December 30, 2012		3,381	$497.44	$223.30	5.19	$3,407

2007 Unit Plan
Peak Holdings, the parent of Pinnacle Foods Inc., adopted an equity plan (the “2007 Unit Plan”) providing for the issuance of profit interest units (PIUs) in Peak Holdings. Certain employees have been given the opportunity to invest in Peak Holdings through the purchase of Peak Holding's Class A-2 Units. In addition, from 2007 to 2009, each manager who so invested was awarded profit interests in Peak Holdings in the form of Class B-1, Class B-2 and Class B-3 Units. Generally 25% of the PIUs will vest ratably over five years (“Class B-1 Units”), subject to full acceleration upon a change of control. Fifty percent of the PIUs vest ratably over five years depending on whether annual or cumulative EBITDA targets are met (“Class B-2 Units”). The plan also provides that, if the Adjusted EBITDA target is achieved in any two consecutive fiscal years during the employee's continued employment, then that year's and all prior years' Class B-2 Units will vest, and if there is a change of control or liquidity event defined as when Blackstone sells more than 50% of its holdings and a certain annual internal rate of return is attained by Blackstone, then all the Class B-2 units will also vest, and if the Class B-3 Units vest during the employee's continued employment (as described below) then all the Class B-2 Units will also vest. The final 25% of the PIUs granted vest either on a change of control or liquidity event, if a 12% annual internal rate of return is attained by Blackstone (“Class B-3 Units”). Subsequent to 2009, the Company awarded PIUs to certain employees in the form of Class B-1 Units (25%) and Class B-2 Units (75%). The Class B-1 Units and Class B-2 Units have the same vesting provisions as stated above, including the provisions that if there is a change of control or liquidity event and if a 12% annual internal rate of return is attained by Blackstone, then all the Class B-2 units will also vest and become exercisable. Prior to March 1, 2013, this annual internal rate of return target was 20%, but the Compensation Committee of the Board of Directors reduced the target for vesting purposes on that date from 20% to 12% to reflect changes in the food industry environment since the plan was adopted.

The PIUs align the interest of management and the members by providing certain members of management an interest in the overall return earned by Blackstone upon the exit of their investment. The intrinsic value of the PIU's is based upon the enterprise value of the Company. The following table summarizes the activities under the 2007 Unit Plan:

		Number of Units	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Life	Aggregate Intrinsic Value (000's)
Outstanding, December 25, 2011		10,738	$2,227.82	6.91	10,607

	Granted	1,131	131.00
	Exercised	(184)	2,334.81
	Forfeitures	(632)	2,430.18
Outstanding, December 30, 2012		11,053	$1,999.93	6.23	19,276

Vested, December 30, 2012		4,489	$2,198.68	4.95	$41,485

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

5. Other Expense (Income), net

	Fiscal year
	December 30, 2012	December 25, 2011	December 26, 2010
Other expense (income), net consists of:
Amortization of intangibles/other assets	$15,828	$16,175	$17,170
Tradename impairment charges	520	25,300	29,000
Redemption premium on the early extinguishment of debt	14,255	—	—
Lehman Brothers Specialty Financing settlement	—	8,500	—
Gain on sale of the Watsonville, CA facility	—	(391)	—
Royalty income and other	(829)	(1,006)	(675)
Total other expense (income), net	$29,774	$48,578	$45,495

Tradename impairment charges. In fiscal 2012, the Company recorded a tradename impairments of $0.5 million on Bernstein's. In fiscal 2011, the Company recorded tradename impairments of $23.7 million on Aunt Jemima breakfast, $1.2 million on Lender's and $0.4 million on Bernstein's. In fiscal 2010, the Company recorded an impairment of $29.0 million on the Hungry-Man tradename.

Redemption premium on the early extinguishment of debt. On April 19, 2012, as part of a debt refinancing (the "April 2012 Refinancing") the Company redeemed all $199.0 million of its outstanding 10.625% Senior Subordinated Notes at a redemption price of 105.313% of the aggregate principal amount. In addition, on June 5, 2012, the Company repurchased and retired $10.0 million of 9.25% Senior Notes at a price of 102.125% of the aggregate principal amount. On September 20, 2012, as part of a debt refinancing (the "September 2012 Refinancing") the Company redeemed $150.0 million of its outstanding 9.25% Senior Subordinated Notes at a redemption price of 102.313% of the aggregate principal amount. For more information on debt refinancing see Note 9 to the Consolidated Financial Statements for Debt and Interest Expense.

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

	December 30, 2012	December 25, 2011
Customers	$137,950	$154,949
Allowances for cash discounts, bad debts and returns	(5,149)	(5,440)
Subtotal	132,801	149,509
Other receivables	11,083	10,472
Total	$143,884	$159,981

Following are the changes in the allowance for cash discounts, bad debts, and returns:

	Beginning			Ending
	Balance	Revenue Reductions	Deductions	Balance
Fiscal 2012	$5,440	$90,598	$(90,889)	$5,149
Fiscal 2011	5,214	86,158	(85,932)	5,440
Fiscal 2010	3,826	84,618	(83,230)	5,214

Inventories. Inventories are as follows:

	December 30, 2012	December 25, 2011
Raw materials, containers and supplies	$50,919	$66,247
Finished product	307,132	269,565
Total	$358,051	$335,812

The Company has various purchase commitments for raw materials, containers, supplies and certain finished products incident to the ordinary course of business. Such commitments are not at prices in excess of current market.

Other Current Assets. Other Current Assets are as follows:

	December 30, 2012	December 25, 2011
Prepaid expenses	$5,954	$6,540
Prepaid income taxes	578	1,009
Assets held for sale	5,330	—
Total	$11,862	$7,549

Assets held for sale include our closed plants in Tacoma, Washington, Fulton, New York and Millsboro, Delaware.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Plant Assets. Plant assets are as follows:

	December 30, 2012	December 25, 2011
Land	$14,061	$18,001
Buildings	178,300	163,397
Machinery and equipment	513,339	474,556
Projects in progress	32,660	50,610
Subtotal	738,360	706,564
Accumulated depreciation	(244,694)	(205,281)
Total	$493,666	$501,283

Depreciation was $82,295, $72,299 and $60,879 during the fiscal years ended December 30, 2012, December 25, 2011 and December 26, 2010, respectively. As of December 30, 2012 and December 25, 2011, Plant Assets included assets under capital lease with a book value of $22,030 and $17,614 (net of accumulated depreciation of $8,246 and $5,257), respectively.

Accrued Liabilities. Accrued liabilities are as follows:

	December 30, 2012	December 25, 2011
Employee compensation and benefits	$53,373	$50,891
Interest payable	28,116	36,840
Consumer coupons	3,346	3,170
Accrued restructuring charges (see note 8)	10,480	4,076
Accrued financial instrument contracts (see note 11)	682	9,451
Other	23,272	24,357
Total	$119,269	$128,785
Other Long-Term Liabilities. Other long-term liabilities are as follows:

	December 30, 2012	December 25, 2011
Employee compensation and benefits	$9,340	$9,589
Long-term rent liability and deferred rent allowances	10,217	6,594
Liability for uncertain tax positions	1,614	1,788
Accrued financial instrument contracts (see note 11)	3,807	—
Other	3,727	4,128
Total	$28,705	$22,099

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

7. Goodwill, Tradenames and Other Assets
Goodwill
Goodwill by segment is as follows:

	Birds Eye Frozen	Duncan Hines Grocery	Specialty Foods	Total
Balance, December 26, 2010	$578,769	$740,465	$245,161	$1,564,395
Impairments	(51,700)	—	(71,200)	(122,900)
Balance, December 25, 2011	$527,069	$740,465	$173,961	$1,441,495

Balance, December 30, 2012	$527,069	$740,465	$173,961	$1,441,495

The authoritative guidance for business combinations requires that all business combinations be accounted for at fair value under the acquisition method of accounting. The authoritative guidance for goodwill provides that goodwill will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. The Company completed its annual testing as of December 30, 2012, resulting in no impairment. As a result of the testing in 2011, the Company recognized goodwill impairments of $122.9 million in our Frozen Breakfast, Private label, and Foodservice reporting units. The impairment of $51.7 million in our Frozen Breakfast reporting unit was driven by our strategic decision, during our annual planning cycle which occurs during the fourth quarter each year, to discontinue substantial portions of our low margin products on a prospective basis, and the aggressive re-entry of a key competitor into the market. This impairment is reported in the Birds Eye Frozen segment. The impairments of $49.7 million and $21.5 million in our Private Label and Foodservice reporting units, respectively, were driven by the loss of a large customer account during the fourth quarter of 2011, compressed operating margins resulting from higher ingredient costs, as well as our strategic decision to discontinue various lower margin products during our annual planning cycle which occurs during the fourth quarter each year. These charges are reported in the Specialty Foods Segment. All goodwill impairments are recorded in the Goodwill impairment charge line in the Consolidated Statements of Operations.

Tradenames

Tradenames by segment are as follows:

	Birds Eye	Duncan Hines	Specialty
	Frozen	Grocery	Foods	Total
Balance, December 26, 2010	$821,580	$772,232	$36,000	$1,629,812
Impairments	(24,900)	(400)	—	(25,300)
Balance, December 25, 2011	$796,680	$771,832	$36,000	$1,604,512
Impairments	—	(520)	—	(520)
Balance, December 30, 2012	$796,680	$771,312	$36,000	$1,603,992

The authoritative guidance for indefinite-lived assets provides that indefinite-lived assets will not be amortized, but will be tested for impairment on an annual basis or more often when events indicate. As a result of its annual testing of indefinite-lived assets as of December 30, 2012, the Company recorded impairment charges totaling $0.5 million for its Bernstein's tradename which is reported in the Duncan Hines Grocery segment In December 2011, the Company recorded an impairment charge of $23.7 million for its Aunt Jemima breakfast tradename and $1.2 million of its Lender's tradename all of which is reported in the Birds Eye Frozen segment. In December 2011, the Company also recorded an impairment charge of $0.4 million for its Bernstein's tradename which is reported in the Duncan Hines Grocery segment. All impairment charges were the result of the Company's reassessment of the longterm sales projections for its branded products during our annual planning cycle which occurs during the fourth quarter each year. These costs were recorded in Other expense (income), net on the Consolidated Statements of Operations.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Other Assets

	December 30, 2012
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(30,365)	$22,445
Customer relationships - Distributors	36	125,746	(28,791)	96,955
Customer relationships - Foodservice	7	36,143	(31,882)	4,261
Customer relationships - Private Label	7	9,214	(8,533)	681
License	7	4,875	(2,250)	2,625
Total amortizable intangibles		$228,788	$(101,821)	$126,967
Deferred financing costs		59,486	(35,306)	24,180
Other (1)		4,411	—	4,411
Total other assets, net				$155,558
	Amortizable intangibles by segment
	Birds Eye Frozen			$69,581
	Duncan Hines Grocery			48,806
	Specialty Foods			8,580
				$126,967

	December 25, 2011
	Weighted Avg Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangibles
Recipes	10	$52,810	$(25,084)	$27,726
Customer relationships - Distributors	36	125,746	(22,947)	102,799
Customer relationships - Foodservice	7	36,143	(28,472)	7,671
Customer relationships - Private Label	7	9,214	(7,989)	1,225
License	7	4,875	(1,500)	3,375
Total amortizable intangibles		$228,788	$(85,992)	$142,796
Deferred financing costs		77,112	(46,228)	30,884
Financial instruments (see note 11)		1,335	—	1,335
Other (1)		3,834	—	3,834
Total other assets, net				$178,849
	Amortizable intangibles by segment
	Birds Eye Frozen			$76,054
	Duncan Hines Grocery			53,948
	Specialty Foods			12,794
				$142,796

(1) As of December 30, 2012 and December 25, 2011, Other consists of security deposits.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Amortization of intangible assets was $15,828, $16,175 and $17,170 during the fiscal years ended December 30, 2012, December 25, 2011 and December 26, 2010, respectively. Estimated amortization expense for each of the next five years and thereafter is as follows: 2013 -$15,500 ; 2014 - $12,200; 2015 - $10,900; 2016 - $10,300; 2017 - $5,700 and thereafter - $72,400.

Deferred Financing Costs
All deferred financing costs, which relate to the Senior Secured Credit Facility and Senior Notes are amortized into interest expense over the life of the related debt facility using the effective interest method. On April 17, 2012, as part the April 2012 Refinancing, the Company expensed financing costs of $7,526 and wrote off deferred financing costs of $5,450. On August 30, 2012, as part of the September 2012 Refinancing, the Company wrote off deferred financing costs of $2,641. The Company capitalized costs of $9,972 for the fiscal year ended December 30, 2012. These costs primarily consisted of arrangement and legal fees. In addition, amortization of deferred financing costs was $8,585, $11,062 and $13,541 during the fiscal years ended December 30, 2012, December 25, 2011 and December 26, 2010, respectively. For more information on debt refinancings, see Note 9 to the Consolidated Financial Statements for Debt and Interest Expense.
The following summarizes deferred financing cost activity:

	Gross Carrying Amount	Accumulated Amortization	Net
Balance, December 25, 2011	$77,112	$(46,228)	$30,884
2012 - Additions	9,972	—	9,972
- Amortization	—	(8,585)	(8,585)
- Write Off	(27,598)	19,507	(8,091)
Balance, December 30, 2012	$59,486	$(35,306)	$24,180

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

8. Restructuring Charges

Pickle supply chain improvements
On May 25, 2012, the Company announced plans to further improve the efficiency of its supply chain by consolidating its Vlasic pickle production into one plant in Imlay City, Michigan. The Company's decision to focus on its branded Vlasic business and de-emphasize its lower-margin, un-branded pickle business was the catalyst for this consolidation.
Millsboro, Delaware plant closure related charges
The Company's pickle production plant, located in Millsboro, Delaware ended production at year-end 2012. The Company recorded employee termination costs of $1,726 in the fiscal year ended December 30, 2012. The Company recorded asset retirement obligation charges of $750 in the fiscal year ended December 30, 2012. In addition, the Company recorded accelerated depreciation charges of $16,547 in the fiscal year ended December 30, 2012. All restructuring charges related to the consolidation of the Company's pickle production are recorded in the Duncan Hines Grocery segment and in the Cost of products sold line in the Consolidated Statements of Operations.
Exit lower-margin un-branded business charge
As a result of exiting the lower-margin un-branded pickle business, the Company terminated the use of a third party ingredients storage facility in the third quarter of 2012. In doing so, the Company recorded contract termination and other fees of $6,483 in the fiscal year ended December 30, 2012. In addition, the Company recorded accelerated depreciation charges at its Imlay City, Michigan plant for assets used in the lower-margin un-branded pickle business. These charges were $1,587 in the fiscal year ended December 30, 2012. All restructuring charges related to exiting the lower-margin un-branded pickle business are recorded in the Specialty foods segment and in the Cost of products sold line in the Consolidated Statements of Operations.

Green Bay, Wisconsin Research Facility

On May 15, 2012, the Company announced plans to relocate the Birds Eye Frozen Division Research and Development team from Green Bay, Wisconsin to its new facility at its Parsippany, New Jersey headquarters. The Company believes that the relocation will allow for seamless collaboration between marketing, sales, procurement and R&D that will drive superior brand innovation, marketing and productivity. We closed our Green Bay, Wisconsin research facility in December 2012. The Company recorded employee termination costs of $960 in the fiscal year ended December 30, 2012. The Company recorded facility shutdown costs of $958 in the fiscal year ended December 30, 2012. In addition, the Company recorded accelerated depreciation charges of $878 in the fiscal year ended December 30, 2012. All restructuring charges related to the closure of the Green Bay, Wisconsin research facility are recorded in the Birds Eye Frozen segment and in the Research and development line in the Consolidated Statements of Operations.

Fulton, New York Plant
On April 15, 2011, the Company announced plans to consolidate the Birds Eye Frozen segment's Fulton, New York plant operations into its Darien, Wisconsin and Waseca, Minnesota facilities in order to locate vegetable processing closer to the crop-growing region and thus reduce the related freight costs. In connection with this project, the Company made significant capital investments in its Darien, Wisconsin and Waseca, Minnesota plants. The Company recorded termination costs of $1,680 in the fiscal year ended December 25, 2011. In addition, the Company recorded accelerated depreciation costs of $2,550 and $9,295 in the fiscal years ended December 30, 2012 and December 25, 2011, respectively. All restructuring charges related to the closure of the Fulton, New York plant are recorded in the Birds Eye Frozen segment and in the Cost of products sold line in the Consolidated Statements of Operations. Severance payments were substantially completed in the third quarter of 2012. The Fulton facility was sold in January 2013.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Tacoma, Washington Plant
On December 3, 2010, in an effort to improve its supply chain operations, the Company announced the closure of the Tacoma, Washington plant and the consolidation of production into its Fort Madison, Iowa plant. The Company recorded termination costs of $30 and $1,533 in the fiscal years ended and December 25, 2011 and December 26, 2010, respectively. In addition to termination benefits, the Company recorded asset retirement obligations of $1,026 at Tacoma in the fiscal year ended December 26, 2010, which were capitalized and depreciated over the remaining useful life of the plant. In the fiscal year ended December 25, 2011, the Company recorded additional asset retirement obligation expenses of $523, which were expensed immediately. The Company recorded asset impairment charges of $1,286 in the fiscal year ended December 25, 2011 upon ceasing use of the facility at the end of the second quarter of 2011. The Company recorded accelerated depreciation costs of $307 and $4,782 in the fiscal years ended December 30, 2012 and December 25, 2011, respectively. All restructuring charges related to the closure of the Tacoma, Washington plant are recorded in the Duncan Hines Grocery segment and in the Cost of products sold line in the Consolidated Statements of Operations. Severance payments were substantially completed in the second quarter of 2012.

Rochester, New York Office
The Rochester, New York office was the former headquarters of Birds Eye Foods, Inc., which was acquired by the Company on December 23, 2009. In connection with the consolidation of activities into the Company's New Jersey offices, the Rochester office was closed in December 2010. Notification letters under the Worker Adjustment and Retraining Notification Act of 1988 were issued in the first quarter of 2010. Activities related to the closure of the Rochester office began in the second quarter of 2010 and resulted in the elimination of approximately 200 positions. In addition, the Company recognized lease termination costs in 2010 due to the discontinuation of use of the Birds Eye Foods' corporate headquarters.

The total cost of termination benefits recorded in the Administrative expenses line on the Consolidated Statements of Operations for the fiscal year ended December 26, 2010 was $11,393 and was recorded in the segments as follows: $8,052 in the Birds Eye Frozen segment, $2,076 in the Duncan Hines Grocery segment and $1,265 in the Specialty Foods segment.

In addition to the termination benefits, the Company recorded net lease termination costs of $1,206 for the fiscal year ended December 26, 2010 related to vacating the Birds Eye Foods' Corporate headquarters prior to the expiration of the lease.

The following table summarizes total restructuring charges accrued as of December 30, 2012.

Description	Balance, December 26, 2010	Expense	Other increases		Payments	Balance, December 25, 2011
Facility shutdowns	$1,851	$523	$—		$(1,173)	$1,201
Employee severance	6,096	1,710	—		(4,931)	2,875
Total	$7,947	$2,233	$—		$(6,104)	$4,076

Description	Balance, December 25, 2011	Expense	Other increases		Payments	Balance, December 30, 2012
Facility shutdowns	$1,201	$958	$776	(1)	$(139)	$2,796
Contract termination and other fees	—	6,483	—		(650)	5,833
Employee severance	2,875	2,687	—		(3,711)	1,851
Total	$4,076	$10,128	$776		$(4,500)	$10,480

(1) Consists of asset retirement obligations primarily at the Millsboro, Delaware plant.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

9. Debt and Interest Expense

	December 30, 2012	December 25, 2011
Short-term borrowings
- Notes payable	$2,139	$1,708
Total short-term borrowings	$2,139	$1,708
Long-term debt
- Senior Secured Credit Facility - Tranche B Non Extended Term Loans due 2014	$243,264	$1,196,875
- Senior Secured Credit Facility - Tranche B Extended Term Loans due 2016	637,906	—
- Senior Secured Credit Facility - Tranche D Term Loans due 2014	—	313,194
- Senior Secured Credit Facility - Tranche E Term Loans due 2018	398,000	—
- Senior Secured Credit Facility - Tranche F Term Loans due 2018	448,875	—
- 9.25% Senior Notes due 2015	465,000	625,000
- 8.25% Senior Notes due 2017	400,000	400,000
- 10.625% Senior Subordinated Notes due 2017	—	199,000
- Unamortized discount on long term debt	(7,230)	(2,712)
- Capital lease obligations	20,990	22,954
	2,606,805	2,754,311
Less: current portion of long-term obligations	30,419	15,661
Total long-term debt	$2,576,386	$2,738,650

Interest expense	Fiscal year
	December 30, 2012	December 25, 2011	December 26, 2010
Interest expense, third party	$158,557	$165,611	$179,209
Related party interest expense (Note 13)	3,330	6,172	4,996
Amortization of debt acquisition costs (Note 7)	8,585	11,062	13,541
Write-off of debt acquisition costs (Note 7)	8,091	—	11,633
Write-off of loan discount	1,864	—	5,648
Financing costs (Note 7)	7,526	—	—
Amortization of deferred mark-to-market adjustment on terminated swaps (Note 11)	444	2,119	3,295
Interest rate swap losses (Note 11)	10,087	23,355	17,682
Total interest expense	$198,484	$208,319	$236,004

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

In connection with the refinancing, the Company incurred deferred financing fees which are explained in detail in Note 7 to the Consolidated Financial Statements, “Goodwill, Tradenames and Other Assets”. Also, the Company incurred $3.4 million of original issue discount on its new Tranche F Term Loans.
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
In connection with the refinancing, the Company incurred deferred financing fees which are explained in detail in Note 7 to the Consolidated Financial Statements, "Goodwill, Tradenames and Other Assets". Also, the Company incurred $4.0 million of original issue discount on its new Tranche E Term Loans.

The stated maturity dates are: April 2, 2014 for the Tranche B Non Extended Term Loans, October 2, 2016 for the Tranche B Extended Term Loans, October 17, 2018 for the Tranche E Term Loans, and April 17, 2017 for the Revolving Credit Facility.

However, the maturity dates would be accelerated as follows:

•	if more than $150.0 million of the Tranche B Non Extended Term Loans are outstanding on January 3, 2014, the Revolving Credit Facility would expire January 3, 2014;

•
if more than $150.0 million of the 9.25% Senior Notes are outstanding on December 31, 2014, then the maturity dates of the Tranche B Extended Term Loans, the Tranche E Term Loans and the Revolving Credit Facility would be December 31, 2014;

•	if more than $150.0 million of the Tranche B Extended Term Loans are outstanding on July 3, 2016, the Revolving Credit Facility would expire July 3, 2016; or

•	if more than $150.0 million of the 8.25% Senior Notes are outstanding on June 2, 2017, then the maturity dates of the Tranche E Term Loans and the Revolving Credit Facility would be June 2, 2017.

There were no borrowings outstanding under the Revolving Credit Facility as of December 30, 2012 and December 25, 2011.

The total combined amount of the Senior Secured Credit Facility Loans that were owed to affiliates of Blackstone as of December 30, 2012 and December 25, 2011, was $63,097 and $121,992, respectively.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

The Company’s borrowings under the Senior Secured Credit Facility, bear interest at a floating rate and are maintained as base rate loans or as Eurocurrency rate loans. Base rate loans bear interest at the base rate plus the applicable base rate margin, as defined in the Senior Secured Credit Facility. The base rate is defined as the highest of (i) the prime rate (ii) the Federal Reserve reported overnight funds rate plus 1/2 of 1% and the Eurocurrency rate that would be payable on such day for a Eurocurrency rate loan with a one-month interest period plus 1.0%. Eurocurrency rate loans bear interest at the adjusted Eurocurrency rate, as described in the Senior Secured Credit Facility, plus the applicable Eurocurrency rate margin. With respect to Tranche E Term Loans and Tranche F Term Loans, the Eurocurrency rate shall be no less than 1.25% per annum and the base rate shall be no less than 2.25%  per annum.
The applicable margins with respect to the Company’s Senior Secured Credit Facility vary from time to time in accordance with the terms thereof and agreed upon pricing grids based on the Company’s leverage ratio as defined in the credit agreement. The applicable margins with respect to the Senior Secured Credit Facility as of December 30, 2012 were:
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

The obligations under the Senior Secured Credit Facility are unconditionally and irrevocably guaranteed by each of the Company’s direct or indirect material wholly-owned domestic subsidiaries (collectively, the “Guarantors”). In addition, the Senior Secured Credit Facility is collateralized by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, each direct or indirect domestic subsidiary of the Company and 65% of the capital stock of, or other equity interests in, each material direct foreign subsidiary of the Company, or any of its domestic subsidiaries and (ii) certain tangible and intangible assets of the Company and those of the Guarantors (subject to certain exceptions and qualifications).
A commitment fee of 0.50% per annum based on current leverage ratios is applied to the unused portion of the Revolving Credit Facility. There were revolver borrowings made during fiscal 2012, however, there were no revolver borrowings outstanding as of December 30, 2012 or during fiscal 2011 and fiscal 2010. As of December 30, 2012 and December 25, 2011, the Eurocurrency interest rate on the revolving credit facility would have been 3.71% and 2.79%, respectively. For the fiscal year ending December 30, 2012, the weighted average interest rate on the revolving credit facility calculated on the base rate was 3.72%.
For the fiscal years ended December 30, 2012, December 25, 2011 and December 26, 2010, the weighted average interest rate on the term loan components of the Senior Credit Facility were 3.76%, 3.51% and 4.44%, respectively. As of December 30, 2012 and December 25, 2011 the Eurocurrency interest rate on the term loan facilities was 4.08% and 3.46%, respectively.
The Company pays a fee for all outstanding letters of credit drawn against the Revolving Credit Facility at an annual rate equivalent to the Applicable Margin then in effect with respect to Eurodollar loans under the Revolving Credit Facility, less the fronting fee payable in respect of the applicable letter of credit. The fronting fee is equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letter of credit. The fronting fees are computed on a quarterly basis in arrears. Total letters of credit issued under the Revolving Credit Facility cannot exceed $50,000. As of December 30, 2012 and December 25, 2011, the Company had utilized $33,453 and $33,568, respectively of the Revolving Credit Facility for letters of credit. As of December 30, 2012 and December 25, 2011, there were no borrowings under the Revolving Credit Facility. As of December 30, 2012 and December 25, 2011, respectively, there was $116,547 and $116,432 of borrowing capacity under the Revolving Credit Facility, of which $16,547 and $16,432 was available to be used for letters of credit.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Under the terms of the Senior Secured Credit Facility, the Company is required to use 50% of its “Excess Cash Flow” to prepay the Senior Secured Credit Facility loans (which percentage will be reduced to 25% at a total leverage ratio of 4.50 to 5.49 and to 0% at a total leverage ratio below 4.50). Excess Cash Flow is defined as consolidated net income (as defined), as adjusted for certain items, including (1) all non-cash charges and credits included in arriving at consolidated net income, (2) changes in working capital, (3) capital expenditures (to the extent they were not financed with debt), (4) the aggregate amount of principal payments on indebtedness and (5) certain other items defined in the Senior Secured Credit Facility. In December 2011, the Company made voluntary prepayments on its Senior Secured Credit Facility of $55.0 million. As a result of this prepayment, no payment was due under the Excess Cash Flow requirements of Senior Secured Credit Facility for the 2011 reporting year. For the 2012 reporting year the Company determined that there are no amounts due under the Excess Cash Flow requirements of the Senior Secured Credit Facility.

The Senior Secured Credit Facility loans mature in quarterly 0.25% installments. The aggregate maturities of the Tranche B Non Extended Term Loans outstanding as of December 30, 2012 are $12.5 million in 2013 and $230.8 million in 2014. The aggregate maturities of the Tranche B Extended Term Loans outstanding as of December 30, 2012 are $6.4 million in 2013, $6.4 million in 2014, $6.4 million in 2015 and $618.6 million in 2016. The aggregate maturities of the Tranche E Term Loans outstanding as of December 30, 2012 are $4.0 million in 2013, $4.0 million in 2014, $4.0 million in 2015, $4.0 million in 2016, $5.0 million in 2017 and $377.0 million thereafter. The aggregate maturities of the Tranche F Term Loans outstanding as of December 30, 2012 are $4.5 million in 2013, $4.5 million in 2014, $4.5 million in 2015, $4.5 million in 2016, $5.6 million in 2017 and $425.3 million thereafter.

Pursuant to the terms of the Senior Secured Credit Facility, the Company is required to maintain a ratio of Net First Lien Secured Debt to Adjusted EBITDA of no greater than 5.25 to 1.00. Net First Lien Secured Debt is defined as aggregate consolidated secured indebtedness, less the aggregate amount of all unrestricted cash and cash equivalents. In addition, under the Senior Secured Credit Facility and the indentures governing the Senior Notes, the Company's ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to the Senior Secured Leverage Ratio (which is currently the same as the Net First Lien Secured Debt Ratio above), in the case of the Senior Secured Credit Facility, or to the ratio of Adjusted EBITDA to fixed charges for the most recently concluded four consecutive fiscal quarters, in the case of the Senior Notes. The Senior Secured Credit Facility also permits restricted payments up to an aggregate amount of (together with certain other amounts) the greater of $50 million and 2% of the Company's consolidated total assets, so long as no default has occurred and is continuing and its senior secured leverage ratio would be no greater than 4.25 to 1.00. As of December 30, 2012 the Company is in compliance with all covenants and other obligations under the Senior Secured Credit Facility and the Senior Notes.
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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

On September 20, 2012, the Company redeemed $150.0 million aggregate principal amount of its outstanding 9.25% Senior Notes at a redemption price equal to 102.313% of the aggregate principal amount plus accrued and unpaid interest to the redemption date. The total redemption price was approximately $160.0 million, including accrued interest of $6.5 million. The premium of $3.5 million was recorded in Other expense (income) during the third quarter of 2012. The redemption was effected in accordance with the indenture governing the Senior Subordinated Notes pursuant to a notice dated August 21, 2012. The Company funded the redemption price for the Senior Subordinated Notes fully with the net proceeds from the Tranche F Term Loans.
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
The Company currently may redeem the 9.25% Senior Notes, and in the future may redeem the 8.25% Senior Notes or the Senior Subordinated Notes, at the redemption prices listed below, if redeemed during the twelve-month periods of each of the years indicated below:

9.25% Senior Notes		8.25% Senior Notes
Year	Percentage	Year	Percentage
April 1, 2012	102.313%	September 1, 2013	106.188%
April 1, 2013 and thereafter	100.000%	September 1, 2014	104.125%
		September 1, 2015	102.063%
		September 1, 2016 and thereafter	100.000%

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 30, 2012, is as follows:

	December 30, 2012
Issue	Face Value	Fair Value
Senior Secured Credit Facility - Tranche B Non Extended Term Loans	$243,264	$244,480
Senior Secured Credit Facility - Tranche B Extended Term Loans	637,906	641,095
Senior Secured Credit Facility - Tranche E Term Loans	398,000	400,985
Senior Secured Credit Facility - Tranche F Term Loans	448,875	452,242
9.25% Senior Notes	465,000	471,975
8.25% Senior Notes	400,000	427,000
	$2,593,045	$2,637,777

The estimated fair value of the Company’s long-term debt, including the current portion, as of December 25, 2011, is as follows:

	December 25, 2011
Issue	Face Value	Fair Value
Senior Secured Credit Facility - Tranche B Term Loans	$1,196,875	$1,169,945
Senior Secured Credit Facility - Tranche D Term Loans	313,194	313,977
9.25% Senior Notes	625,000	642,188
8.25% Senior Notes	400,000	416,000
10.625% Senior Subordinated Notes	199,000	209,448
	$2,734,069	$2,751,558

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

The Company has two defined benefit plans (Pinnacle Foods Pension Plan and the Birds Eye Foods Pension Plan), which only cover union employees at our manufacturing locations and both of which are frozen for future benefit accruals as of December 30, 2012, two qualified 401(k) plans, two non-qualified 40l(k) plans and participates in a multi-employer defined benefit plan.

With reference to the two non-qualified 401(k) plans, one is the Birds Eye Foods non-qualified 401 (k) plan which was closed to new contributions on April 1, 2010. The second plan is the Pinnacle Foods Supplemental Savings Plan which was approved by the Compensation Committee of the Board of Directors on September 11, 2012 to become effective in 2013 and was adopted for the purpose of allowing all Company employees, regardless of compensation level, the opportunity to receive the same 3% match on total compensation (base salary plus bonus).

During fiscal 2012, the Company changed investment managers for the Pinnacle Foods Pension Plan and the Birds Eye Pension Plan to Mercer Investment Management, Inc. Funds under the control of the previous investment managers were liquidated successfully and invested in Mercer common and collective trust funds.

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

We recorded a curtailment gain of $3,310 in the fiscal year ending December 30, 2012 which decreased Accrued pension benefits and Accumulated other comprehensive income that was the result of a new collective bargaining agreement at our Fayetteville, Arkansas plant and the closure of our Millsboro, Delaware plant. In 2010, pension benefits at our Imlay City, Michigan location were frozen and this resulted in a curtailment gain of $2,646 that was recognized in accumulated other comprehensive income during the second quarter of 2010 and a related $992 curtailment loss that was recognized in Cost of products sold. As of December 30, 2012, the Pinnacle Foods Pension Plan is frozen.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

The following table reconciles the changes in our benefit obligation:

	Pinnacle Foods Pension Plan
	Pension Benefits
	Fiscal year ended
	December 30, 2012	December 25, 2011	December 26, 2010
Change in Benefit Obligation
Net benefit obligation at beginning of the period	$91,660	$83,814	$78,740
Service cost	786	893	1,228
Interest cost	4,081	4,263	4,558
Actuarial loss	9,460	7,388	6,173
Gross benefits paid	(4,922)	(4,698)	(4,239)
Curtailment gain	(3,310)	—	(2,646)
Net benefit obligation at end of the period	97,755	91,660	83,814

Change in Plan Assets
Fair value of plan assets at beginning of the period	57,802	55,226	45,948
Employer contributions	4,141	6,829	8,881
Actual return on plan assets	7,209	445	4,636
Gross benefits paid	(4,922)	(4,698)	(4,239)
Fair value of plan assets at end of the period	64,230	57,802	55,226

Funded status at end of the year	$(33,525)	$(33,858)	$(28,588)

Amounts recognized in the Consolidated Balance Sheets
Accrued pension benefits	$(33,525)	$(33,858)	$(28,588)
Net amount recognized at end of the period	$(33,525)	$(33,858)	$(28,588)

Amounts recognized in Accumulated Other Comprehensive Loss
Net loss / (gain)	$32,283	$30,802	$20,339
Prior service cost	—	345	386
Net amount recognized at end of the period	$32,283	$31,147	$20,725

Accumulated benefit obligation	97,755	88,196	79,753

Weighted average assumptions
Discount rate	3.98%	4.59%	5.45%
Expected return on plan assets	7.00%	7.50%	7.50%
Rate of compensation increase	N/A	3.00%	3.00%

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

The following represents the components of net periodic cost:

Pension Benefits	Pinnacle Foods Pension Plan
	Fiscal year
	December 30, 2012	December 25, 2011	December 26, 2010
Service cost	$786	$893	$1,228
Interest cost	4,081	4,263	4,558
Expected return on assets	(4,463)	(4,244)	(3,611)
Amortization of:
prior service cost	42	42	77
actuarial loss	1,923	724	819
Curtailment loss	303		992
Net periodic cost	$2,672	$1,678	$4,063

Weighted average assumptions:
Discount rate	4.43%	5.45%	5.87%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	3.00%	3.00%	3.00%

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

Plan Assets

The Company's pension plan weighted-average asset allocations at December 30, 2012 and December 25, 2011, by asset category, are as follows:

	December 30, 2012	December 25, 2011
Asset category
Equity securities	60%	59%
Debt securities	40%	36%
Cash	0%	5%
Total	100%	100%

The Company adopted a new investment policy in fiscal 2012 for the Pinnacle Pension Plan. The Plan's investments in equity or debt securities are based on a glide path strategy where the investment in debt securities increases as the Plan's funded status becomes smaller. Based on the current funded status, the policy is to invest approximately 60% of plan assets in equity securities and 40% in fixed income securities. Periodically, the plan assets are rebalanced to maintain these allocation percentages and the investment policy is reviewed. Within each investment category, assets are allocated to various investment styles. Professional managers manage all assets and a consultant is engaged to assist in evaluating these activities. The expected long-term rate of return on assets was determined by assessing the rates of return on each targeted asset class, return premiums generated by portfolio management and by comparison of rates utilized by other companies.

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

Level 3:	Unobservable inputs that reflect the Company's assumptions.

	Fair Value as of December 30, 2012	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Short-term investments:
Short-term Investment Fund	$259	$—	$259	$—
Equity Common/collective trusts:
Small/ Mid Capitalization Fund	5,273	—	5,273	—
Large Capitalization Equity Fund	19,647	—	19,647	—
International Fund	13,715	—	13,715	—
Fixed Income Common/collective trusts:
Fixed Income Fund	25,336	—	25,336	—
Total assets at fair value	$64,230	$—	$64,230	$—

	Fair Value as of December 25, 2011	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Short-term investments:
Short-term Investment Fund	$2,827	$2,827	$—	$—
Equity Common/collective trusts:
Small Capitalization Fund	1,142	—	1,142	—
Large Capitalization Equity Fund	7,883	—	7,883	—
International Fund	9,436	—	9,436	—
Growth Fund	5,652	—	5,652	—
U.S. Value Fund	9,646	—	9,646	—
Fixed Income Common/collective trusts:
Fixed Income Fund	20,832	—	20,832	—
Total assets at fair value	$57,418	$2,827	$54,591	$—

The plan had $64,230 and $54,591 of investments in common and collective trusts which are reported at fair value and categorized as level 2 in the above tables as of December 30, 2012 and December 25, 2011, respectively. The plan has concluded that net asset value (“NAV”) reported by the underlying funds approximates fair market value of these investments. The investments are redeemable with the fund at NAV under the original terms of the agreements of trust and/or subscription and adoption agreements and the operations of the underlying funds. However, it is possible that a portion of any redemption may be withheld to secure the payment of compensation or expenses due or to become due in accordance with the agreements of trust.

As of December 25, 2011, total assets at fair value of $57,418 do not include a $384 receivable from broker that is included in total assets of the plan of $57,802.

Cash Flows
Contributions. The Company made contributions to the Pinnacle Foods Pension Plan totaling $4.1 million in fiscal 2012, $6.8 million in fiscal 2011 and $8.9 million in fiscal 2010. In fiscal 2013, the Company expects to make contributions of approximately $3.0 million.

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

In fiscal 2012, various pension plan benefits for certain locations were frozen resulting in an plan curtailment of $806 which decreased Accrued pension benefits and Accumulated other comprehensive income. In connection with the plant closure of our Tacoma, Washington location in 2011 we recorded a plan curtailment which decreased Accrued pension benefits and Accumulated other comprehensive income by $4,975. In 2010, the pension plan benefits for certain locations were frozen. The curtailment gain recorded in Cost of products sold during the fiscal year ended December 26, 2010 was $588. As of December 30, 2012, the Birds Eye Foods Pension Plan is frozen.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

The following table reconciles the changes in our benefit obligation:

	Birds Eye Foods Pension Plan
	Pension Benefits
	Fiscal year ended
	December 30, 2012	December 25, 2011	December 26, 2010
Change in Benefit Obligation
Net benefit obligation at beginning of the period	$175,057	$155,854	$148,890
Service cost	102	537	2,086
Interest cost	7,439	8,200	8,221
Participant contributions	—	22	14
Actuarial loss	24,561	27,567	7,564
Gross benefits paid	(11,818)	(12,148)	(10,333)
Curtailment gain	(806)	(4,975)	(588)
Net benefit obligation at end of the period	194,535	175,057	155,854

Change in Plan Assets
Fair value of plan assets at beginning of the period	118,666	108,446	101,710
Employer contributions	8,373	9,471	4,741
Participant contributions	—	22	14
Actual return on plan assets	14,714	12,875	12,314
Gross benefits paid	(11,818)	(12,148)	(10,333)
Fair value of plan assets at end of the period	129,935	118,666	108,446

Funded status at end of the year	$(64,600)	$(56,391)	$(47,408)

Amounts recognized in the Consolidated Balance Sheets
Accrued pension benefits	$(64,179)	$(55,892)	$(46,953)
Accrued pension benefits (part of accrued liabilities)	(421)	(499)	(455)
Net amount recognized at end of the period	$(64,600)	$(56,391)	$(47,408)

Amounts recognized in Accumulated Other Comprehensive Loss
Net loss	$37,955	$20,797	$3,455
Net amount recognized at end of the period	$37,955	$20,797	$3,455

Accumulated benefit obligation	194,536	174,399	152,202

Weighted average assumptions
Discount rate	3.83%	4.51%	5.27%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	3.00%	3.00%

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

The following represents the components of net periodic (benefit) cost:

Pension Benefits	Birds Eye Foods Pension Plan
	Fiscal year
	December 30, 2012	December 25, 2011	December 26, 2010
Service cost	$102	$537	$2,086
Interest cost	7,439	8,200	8,221
Expected return on assets	(8,574)	(7,634)	(8,205)
Amortization of actuarial loss	489	9
Curtailment gain			(588)
Net periodic (benefit) cost	$(544)	$1,112	$1,514

Weighted average assumptions:
Discount rate	4.17%	5.31%	5.67%
Expected return on plan assets	7.00%	7.00%	8.00%
Rate of compensation increase (1)	1.78%	3.00%	3.80%

(1) In fiscal 2012, this represents 3% for the seven months when the employees earned service credits.

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

Plan Assets

The following table sets forth the weighted-average asset allocations of the Company's pension plans by asset category:

	December 30, 2012	December 25, 2011
Asset category
Equity securities	60%	39%
Debt securities	40%	59%
Cash	0%	2%
Total	100%	100%

The Company adopted a new investment policy in fiscal 2012 for the Birds Eye Pension Plan. The Plan's investments in equity or debt securities is based on a glide path strategy where the investment in debt securities increases as the Plan's funded status becomes smaller. Based on the current funded status, the policy is to invest approximately 60% of plan assets in equity securities and 40% in fixed income securities. Periodically, the plan assets are rebalanced to maintain these allocation percentages and the investment policy is reviewed. Within each investment category, assets are allocated to various investment styles. Professional managers manage all assets and a consultant is engaged to assist in evaluating these activities. The expected long-term rate of return on assets was determined by assessing the rates of return on each targeted asset class, return premiums generated by portfolio management and by comparison of rates utilized by other companies.

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

Level 3:	Unobservable inputs that reflect the Company's assumptions.

	Fair Value as of December 30, 2012	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Short-term investments:
Short-term Investment Fund	$525	$—	$525	$—
Equity Common/collective trusts:
Small/ Mid Capitalization Fund	10,697	—	10,697	—
Large Capitalization Equity Fund	40,661	—	40,661	—
International Fund	26,579	—	26,579	—
Fixed Income Common/collective trusts:
Fixed Income Fund	51,474	—	51,474	—
Total assets at fair value	$129,936	$—	$129,936	$—

	Fair Value as of December 25, 2011	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Short-term investments:
Short-term Investment Fund	$2,593	$2,593	$—	$—
Equity Common/collective trusts:
Extended Index Fund	8,755	—	8,755	—
Collective S&P 500 Index Fund	29,352	—	29,352	—
Equity Mutual Funds:
Euro Pacific Growth Fund	8,300	8,300	—	—
Fixed Income Mutual Funds:
Fixed Income Fund	69,838	69,838	—	—
Debt Securities	—	—	—	—
Total assets at fair value	$118,838	$80,731	$38,107	$—

The plan had $129,936 and $38,107 of investments in common and collective trusts which are reported at fair value and categorized as level 2 in the above tables as of December 30, 2012 and December 25, 2011, respectively. The plan has concluded that net asset value (“NAV”) reported by the underlying funds approximates fair market value of these investments. The investments are redeemable with the fund at NAV under the original terms of the agreements of trust and/or subscription and adoption agreements and the operations of the underlying funds. However, it is possible that a portion of any redemption may be withheld to secure the payment of compensation or expenses due or to become due in accordance with the agreements of trust.

As of December 25, 2011, total assets at fair value of $118,838 do not include certain broker payables of $172 that are included in total assets of the plan of $118,666.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Cash Flows
Contributions. The Company made contributions to the Birds Eye Pension Plan totaling $8.4 million in fiscal 2012, $9.5 million in fiscal 2011 and $4.7 million in fiscal 2010. In fiscal 2013, the Company expects to make contributions of approximately $5.0 million.
Estimated Future Benefit Payments for all Plans

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pinnacle Foods Pension Plan ($)	Birds Eye Foods Pension Plan ($)
2013	4,398	9,382
2014	4,200	9,755
2015	3,972	9,551
2016	4,015	9,739
2017	4,012	10,065
2018-2022	21,274	54,973

Savings Plans

Employees participate in 401(k) plans. Pinnacle matches 50% of employee contributions up to five percent of compensation for union employees after one year of continuous service and six percent of compensation for salaried employees and it is our current intent to continue the match at these levels. Employer contributions made by the Company relating to this plan were $4,228 for fiscal 2012, $4,249 for fiscal 2011 and $4,269 for fiscal 2010.

In addition, the Company acquired a Non-Qualified 401(k) Plan from Birds Eye Foods. Under the Non-Qualified 401(k) Plan, the Company allocates matching contributions for the benefit of "highly compensated employees" as defined under Section 414(q) of the Internal Revenue Code. The plan ceased accepting future contributions on April 1, 2010.

Multi-employer Plan

Pinnacle contributes to the United Food and Commercial Workers International Union Industry Pension Fund (EIN 51-6055922) (the "UFCW Plan") under the terms of the collective-bargaining agreement with its Fort Madison employees. In September 2012, the collective bargaining agreement expired for 450 of our union employees in Fort Madison, Iowa.  On February 14, 2013 a new 4 year collective bargaining agreement, effective through September 2016, was ratified by our Fort Madison union employees.

For the fiscal years ended December 30, 2012 and December 25, 2011 contributions to the UFCW Plan were $744 and $642, respectively. The contributions to this plan are paid monthly based upon the number of employees. They represent less than 5% of the total contributions received by this plan during the most recent plan year.

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

The UFCW Plan received a Pension Protection Act “green” zone status for the plan year ending June 30, 2012. The zone status is based on information the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the green zone are at least 80 percent funded. The UFCW Plan did not utilize any extended amortization provisions that effect its placement in the "green" zone. The UFCW Plan has never been required to implement a funding improvement plan nor is one pending at this time.

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the fiscal years ended December 30, 2012, December 25, 2011 and December 26, 2010 such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of December 30, 2012, the Company had the following interest rate swaps that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Notional Amount	Fixed Rate Range	Index	Trade Dates	Maturity Dates
Interest Rate Swaps	2	$900,000	0.58%	USD-LIBOR-BBA	Aug 2011	Apr 2014

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive loss (“AOCL”) in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in AOCL related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2,908 will be reclassified as an increase to Interest expense.

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
As of December 30, 2012, the Company had the following foreign currency exchange contracts (in aggregate) that were designated as cash flow hedges of foreign exchange risk:

Product	Number of Instruments	Notional Sold in Aggregate in ("CAD")	Notional Purchased in Aggregate in ("USD")	USD to CAD Exchange Rates	Trade Date	Maturity Dates
CAD Forward	12	$45,550	$46,136	0.982 - 0.993	Sep 2012	Feb 2013 - Dec 2013

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

As of December 30, 2012, the Company had the following derivative instruments that were not designated in qualifying hedging relationships:

Commodity Contracts	Number of Instruments	Notional Amount	Price/Index	Trade Dates	Maturity Dates
Diesel Fuel Contracts	4	8,712,304 Gallons	$3.64 - $4.09 per Gallon	Sep 2011 -June 2012	Jan 2013 - June 2013
Corn Contracts	2	765,000 Bushels	$7.82 - $7.85 per Bushel	Sep 2012	Feb 2013 - Apr 2013

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Balance Sheets as of December 30, 2012 and December 25, 2011.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value as of December 30, 2012	Balance Sheet Location	Fair Value as of December 30, 2012
Derivatives designated as hedging instruments
Interest Rate Contracts		$—	Other long-term liabilities	$3,807
Foreign Exchange Contracts	Other current assets	605		—
	Other assets, net	33		—
Total derivatives designated as hedging instruments		$638		$3,807
Derivatives not designated as hedging instruments
Commodity Contracts	Other current assets	525	Accrued liabilities	682
Total derivatives not designated as hedging instruments		$525		$682

	Balance Sheet Location	Fair Value as of December 25, 2011	Balance Sheet Location	Fair Value as of December 25, 2011
Derivatives designated as hedging instruments
Interest Rate Contracts	Other assets, net	$1,335	Accrued liabilities	$7,836
Foreign Exchange Contracts	Other current assets	931		—
Total derivatives designated as hedging instruments		$2,266		$7,836
Derivatives not designated as hedging instruments
Commodity Contracts	Other current assets	$142	Accrued liabilities	$1,615
Total derivatives not designated as hedging instruments		$142		$1,615

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

The table below presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and Accumulated other comprehensive loss ("AOCL") for the fiscal years ended December 30, 2012 and December 25, 2011.

Tabular Disclosure of the Effect of Derivative Instruments

Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Recognized in AOCL on Derivative (Effective Portion)	Effective portion reclassified from AOCL to:	Reclassified from AOCL into Earnings (Effective Portion)	Ineffective portion recognized in Earnings in:	Recognized in Earnings on Derivative (Ineffective Portion)

Interest Rate Contracts	$(7,028)	Interest expense	$(10,290)	Interest expense	$(241)
Foreign Exchange Contracts	(289)	Cost of products sold	(4)	Cost of products sold	(8)
Fiscal year ended December 30, 2012	$(7,317)		$(10,294)		$(249)

Interest Rate Contracts	$(3,364)	Interest expense	$(25,465)	Interest expense	$(9)
Foreign Exchange Contracts	(24)	Cost of products sold	(1,781)	Cost of products sold	274
Fiscal year ended December 25, 2011	$(3,388)		$(27,246)		$265

Interest Rate Contracts	$(22,773)	Interest expense	$(20,409)	Interest expense	$(568)
Foreign Exchange Contracts	(1,792)	Cost of products sold	(3,214)	Cost of products sold	(238)
Fiscal year ended December 26, 2010	$(24,565)		$(23,623)		$(806)

Derivatives Not Designated as Hedging Instruments		Recognized in Earnings in:	Recognized in Earnings on Derivative
Commodity Contracts		Cost of products sold	$(97)
Fiscal year ended December 30, 2012			$(97)

Commodity Contracts		Cost of products sold	$(1,337)
Fiscal year ended December 25, 2011			$(1,337)

Commodity Contracts		Cost of products sold	$(1,215)
Fiscal year ended December 26, 2010			$(1,215)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Credit risk-related Contingent Features
The Company has agreements with certain counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of December 30, 2012, the Company has not posted any collateral related to these agreements. If the Company had breached this provision at December 30, 2012, it could have been required to settle its obligations under the agreements at their termination value, which differs from the recorded fair value. The table below summarizes the aggregate fair values of those derivatives that contain credit risk-related contingent features as of December 30, 2012 and December 25, 2011.
December 30, 2012

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(2,063)	$31	$(128)	$(1,904)
	Foreign Exchange Contracts	—	—	—	—
	Commodity Contracts	(158)	—	—	(158)
Credit Suisse	Interest Rate Contracts	(2,063)	32	(128)	(1,903)
	Foreign Exchange Contracts	636	3	—	639
Total		$(3,648)	$66	$(256)	$(3,326)

December 25, 2011

Asset/(Liability)
Counterparty	Contract Type	Termination Value	Performance Risk Adjustment	Accrued Interest	Fair Value (excluding interest)
Barclays	Interest Rate Contracts	$(7,766)	$65	$(1,600)	$(6,101)
	Foreign Exchange Contracts	754	1	—	755
	Commodity Contracts	(1,473)	—	—	(1,473)
Credit Suisse	Interest Rate Contracts	(784)	38	(346)	(400)
	Foreign Exchange Contracts	176	—	—	176
Total		$(9,093)	$104	$(1,946)	$(7,043)

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
Product Recall

On January 27, 2012, the Company issued a voluntary recall for certain Aunt Jemima frozen pancakes due to potential cross contamination with soy protein which may cause an allergic reaction in people who have a soy allergy. The cost impact of this recall net of insurance recoveries was $3.2 million, of which $1.1 million was recorded as an inventory write down in Cost of products sold in the Consolidated Statements of Operations in 2011. For the fiscal year ended December 30, 2012 costs pertaining to the recall, net of insurance recoveries, was $2.1 million and was primarily recorded as a reduction of Net Sales on the Consolidated Statement of Operations. These costs are reported in the Birds Eye Frozen segment. As of December 30, 2012, the reserve related to the recall remaining on the Company's Consolidated Balance Sheets is $0.1 million in Accounts receivable reserves.

We have insurance coverage that is designed to protect us against this type of loss. This recall did not have a material adverse effect on our financial condition, operating results or our business.We do not expect this recall to have a lasting impact on the Aunt Jemima brand.

Minimum Contractual Payments

As of December 30, 2012, the Company had entered into non-cancellable lease and purchase contracts, with terms in excess of one year, requiring the following minimum payments:

Description	2013	2014	2015	2016	2017	Thereafter
Operating leases	$13,035	$10,599	$8,113	$7,009	$6,874	$27,754
Capital leases	4,666	4,230	3,724	3,063	1,206	11,026
Purchase Commitments (1)	592,084	59,095	17,092	6,010	5,750	55,450

(1)
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

Rent expense under our operating leases was $13,861, $11,313 and $12,336 during the fiscal years ended December 30, 2012 , December 25, 2011 and December 26, 2010, respectively.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

13. Related Party Transactions

At the closing of its acquisition by Blackstone, the Company entered into an advisory agreement with an affiliate of Blackstone pursuant to which such entity or its affiliates provide certain strategic and structuring advice and assistance to the Company. In addition, under this agreement, affiliates of Blackstone provide certain monitoring, advisory and consulting services to the Company for an aggregate annual management fee equal to the greater of $2,500 or 1.0% of Covenant Compliance EBITDA (as defined in the credit agreement governing the Company’s Senior Secured Credit Facility). Affiliates of Blackstone also receive reimbursement for out-of-pocket expenses. Expenses relating to the management fee were $4,650, $4,600 and $4,500 in the fiscal years ended December 30, 2012, December 25, 2011 and December 26, 2010, respectively. Management fee expenses were recorded in administrative expenses in the Consolidated Statements of Operations. The Company reimbursed Blackstone for out-of-pocket expenses totaling $160 and $55 in the fiscal years ended December 30, 2012 and December 26, 2010. There were no out-of-pocket expenses reimbursed to Blackstone in the fiscal year ended December 25, 2011.
Supplier Costs
Graham Packaging, which was formerly controlled by affiliates of Blackstone, supplies packaging for some of the Company’s products. Purchases from Graham Packaging were $7,813 and $6,601 in the fiscal years ended December 25, 2011 and December 26, 2010, respectively. On September 8, 2011, Graham Packaging announced the completion of its acquisition by Reynolds Group Holdings Limited, and thus ceased to be a related party.
Customer Purchases
Performance Food Group Company, which is controlled by affiliates of Blackstone, is a foodservice supplier that purchases products from the Company. Sales to Performance Food Group Company were $5,672, $4,768 and $5,885 in the fiscal years ended December 30, 2012, December 25, 2011 and December 26, 2010, respectively. As of December 30, 2012 and December 25, 2011 amounts due from Performance Food Group Company were $68 and $113, respectively and were recorded on the Accounts receivable, net of allowances line in the Consolidated Balance Sheets.
Interest Expense
For the fiscal years ended December 30, 2012, December 25, 2011 and December 26, 2010, fees and interest expense recognized in the Consolidated Statements of Operations for debt to affiliates of Blackstone Advisors L.P. totaled $3,330, $6,172 and $4,996, respectively. As of December 30, 2012 and December 25, 2011, interest accrued on debt to related parties was $173 and $410, respectively and was recorded on the Accrued liabilities line in the Consolidated Balance Sheets.

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
The Birds Eye Frozen Division manages its Leadership Brands in the United States retail frozen vegetables (Birds Eye), frozen complete bagged meals (Birds Eye Voila!), and frozen prepared seafood (Van de Kamp's and Mrs. Paul's) categories, as well as its Foundation Brands in the full-calorie single-serve frozen dinners and entrées (Hungry-Man), frozen pancakes / waffles / French toast (Aunt Jemima), frozen and refrigerated bagels (Lender's) and frozen pizza for one (Celeste) categories.
The Duncan Hines Grocery Division manages its Leadership Brands in the cake / brownie mixes and frostings (Duncan Hines), shelf-stable pickles (Vlasic), and table syrups (Mrs. Butterworth's and Log Cabin) categories, and its Foundation Brands in the canned meat (Armour, Nalley, Brooks), pie and pastry fruit fillings (Comstock, Wilderness), barbecue sauces (Open Pit) and salad dressing (Bernstein's) categories as well as all Canadian operations. We refer to the sum of the Birds Eye Frozen segment and the Duncan Hines Grocery segment as the North American retail businesses.
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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

	Fiscal year
SEGMENT INFORMATION	December 30, 2012	December 25, 2011	December 26, 2010
	53 weeks	52 weeks	52 weeks
Net sales
Birds Eye Frozen	$1,103,093	$1,100,751	$1,065,860
Duncan Hines Grocery	978,615	966,068	958,045
Specialty Foods	396,777	402,743	412,798
Total	$2,478,485	$2,469,562	$2,436,703
Earnings (loss) before interest and taxes
Birds Eye Frozen	$178,184	$97,155	$114,459
Duncan Hines Grocery	120,746	157,316	158,819
Specialty Foods	23,503	(40,317)	27,098
Unallocated corporate expenses	(38,839)	(30,888)	(35,224)
Total	$283,594	$183,266	$265,152
Depreciation and amortization
Birds Eye Frozen	$38,667	$42,130	$34,149
Duncan Hines Grocery	41,400	29,268	24,177
Specialty Foods	18,056	17,078	19,723
Total	$98,123	$88,476	$78,049
Capital expenditures*
Birds Eye Frozen	$41,885	$80,884	$48,291
Duncan Hines Grocery	25,729	31,171	35,315
Specialty Foods	12,213	16,491	11,253
Total	$79,827	$128,546	$94,859
GEOGRAPHIC INFORMATION
Net sales
United States	$2,454,737	$2,442,540	$2,409,548
Canada	84,708	84,832	82,870
Intercompany	(60,960)	(57,810)	(55,715)
Total	$2,478,485	$2,469,562	$2,436,703

 *Includes new capital leases.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

SEGMENT INFORMATION	December 30, 2012	December 25, 2011
Total assets
Birds Eye Frozen	$1,978,668	$2,028,104
Duncan Hines Grocery	1,965,002	1,978,813
Specialty Foods	356,722	372,786
Corporate	99,596	71,918
Total	$4,399,988	$4,451,621
GEOGRAPHIC INFORMATION
Long-lived assets
United States	$493,640	$501,245
Canada	26	38
Total	$493,666	$501,283

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

15. Taxes on Earnings

The components of the provision (benefit) for income taxes are as follows:

Provision (benefit) for income taxes	Fiscal year ended
	December 30, 2012	December 25, 2011	December 26, 2010
Current
Federal	$(635)	$(1,186)	$215
State	1,940	2,339	2,065
Non-U.S.	467	426	737
	1,772	1,579	3,017
Deferred
Federal	28,433	23,911	9,318
State	2,520	(3,377)	(4,936)
Non-U.S.	(24)	(10)	—
	30,929	20,524	4,382

Provision (benefit) for income taxes	$32,701	$22,103	$7,399

Earnings (loss) before income taxes
United States	83,677	$(26,558)	$27,253
Non-U.S.	1,543	1,747	2,183
Total	$85,220	$(24,811)	$29,436

The effective tax rate differs from the federal statutory income tax rate as explained below:

Effective Income Tax Rate
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	3.4%	8.4%	(3.7)%
Tax effect resulting from international activities	0.4%	(0.5)%	1.8%
Change in deferred tax valuation allowance	—%	(8.0)%	—%
Non-deductible expenses	0.8%	(1.5)%	6.8%
Goodwill and other long-lived intangibles impairment	—%	(141.4)%	—%
Tax credits	0.2%	1.2%	(2.0)%
Uncertain tax positions	(1.5)%	15.9%	2.6%
Out of period adjustment	—%	—%	(14.4)%
Other	0.1%	1.8%	(1.0)%
Effective income tax rate	38.4%	(89.1)%	25.1%

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Deferred Tax Assets and Liabilities
	December 30, 2012	December 25, 2011
Accrued liabilities	$18,298	$11,468
Inventories	12,173	15,447
Benefits and compensation	18,645	19,135
Hedges	1,362	3,933
Assets held for sale	3,738	—
Net operating loss carryforwards	326,667	338,718
Federal & state tax credits	10,529	12,101
Postretirement benefits	37,881	33,160
Alternative minimum tax	1,901	1,901
Other	2,815	1,398
Subtotal	434,009	437,261
Valuation allowance	(13,354)	(14,202)
Total net deferred tax assets	420,655	423,059

Other intangible assets	(697,043)	(677,393)
Partnership interest	(8,902)	(8,885)
Plant assets	(82,992)	(80,767)
Unremitted earnings	(2,560)	(2,240)
Other	(1,488)	(631)
Total deferred tax liabilities	(792,985)	(769,916)
Net deferred tax asset (liability)	$(372,330)	$(346,857)

Amounts recognized in the Consolidated Balance Sheets
Current net deferred tax assets	99,199	$71,109
Long-term net deferred tax liability	(471,529)	(417,966)
Net deferred tax liability	$(372,330)	$(346,857)

As described in Note 1, on April 2, 2007, Pinnacle Foods Inc. (“PF”), formerly known as Crunch Holding Corp., the parent to PFF, was acquired by Peak Holdings LLC. Pursuant to a tax sharing agreement among PF, the Company and other members of the PF affiliated group, each member is liable for its share of the federal income tax liability of the consolidated group.

Income taxes are accounted for in accordance with the authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. For the fiscal years ended December 30, 2012 and December 25, 2011, the Company recorded a $0.7 million charge and $2.6 million benefit, respectively, to the state income tax provision reflecting a change in the effective tax rate as a result of changes to our manufacturing footprint and state legislative changes enacted during the respective fiscal years. For the year ended December 26, 2010, the Company recorded a $2.2 million benefit to the state income tax provision reflecting a change in the effective tax rate as a result of restructuring following the Birds Eye integration.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

The authoritative guidance for accounting for income taxes requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The Company regularly evaluates its deferred tax assets for future realization. A review of all available positive and negative evidence must be considered, including a company's performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, and existing contracts or sales backlog that will result in future profits. Based on a review of both the positive and negative evidence, it was determined that the Company had sufficient positive evidence to outweigh any negative evidence and support that it was more likely that not that substantially all of the deferred tax assets would be realized.

The Company recognizes investment tax credits under the flow through method. For the fiscal years ended December 30, 2012, December 25, 2011 and December 26, 2010, a net charge of $1.3 million, and net benefits of $1.2 million and $0.1 million, respectively, were recorded in the Provision for income taxes line of the Consolidated Statements of Operations.

For the fiscal year ended December 26, 2010, the Company recorded an out of period adjustment of $4.2 million to correct errors related to the reversal of the Company's income tax valuation allowance as of December 27, 2009. Since this adjustment was not material to prior years' financial statements, the Company recorded the adjustment in the financial statements for the fiscal year ended December 26, 2010.

PF, the parent of the Company, is a loss corporation as defined by Internal Revenue Code Section 382. Section 382 places an annual limitation on PF's ability to utilize a portion of our Net Operating Loss Carryovers (NOLC's) and other attributes to reduce future taxable income. As of December 30, 2012, PF has federal NOLC's of $1,099.0 million, of which $237.2 million of the carryovers exceed the estimated available Section 382 limitation. PF reduced its deferred tax assets for this limitation. Of the remaining $861.8 million of NOLC's, $636.1 million are subject to the various Section 382 limitations which will limit the amount of NOLC's that can be utilized in any given year. It is expected that PF's annual Section 382 limitation going forward will approximate $17.0 million to $23.0 million, adjusted for certain built in gain recognition items (as defined in Section 382) and pending resolution of certain tax matters. Approximately $225 million of the NOLC's are not subject to Section 382 limitations. PF's NOLC's and certain other tax attributes generated prior to December 23, 2009 may not be utilized to offset Birds Eye income from recognized built in gains that existed at the acquisition date, through December 2014, pursuant to Internal Revenue Code Section 384.

PF's federal NOLC's have expiration periods from 2017 through 2031. PF and its subsidiaries also have state tax NOLs that are limited and vary in amount by jurisdiction. State net operating losses are approximately $592.0 million with expiration periods beginning in 2013 through 2032. State tax credits total $9.3 million of which $3.4 million expire on or before 2028. The remaining $5.9 million of state credits do not expire, except upon the occurrence of specific events. The Company's foreign net operating losses of $0.9 million expire on or before December 2021.

As of December 30, 2012 our valuation allowance for state NOLC's and credits is $12.5 million and the foreign valuation allowance is $0.9 million.

Following are the changes in the deferred tax valuation allowance:

	Beginning				Ending
	Balance	Additions	Acquisitions	Deductions	Balance
Fiscal year ended December 30, 2012	$14,202	$474	$—	$(1,322)	$13,354
Fiscal year ended December 25, 2011	8,284	6,187	—	(269)	14,202
Fiscal year ended December 26, 2010	14,792	—	(5,721)	(787)	8,284

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

A reconciliation of the beginning and ending amount of gross unrecognized tax positions is as follows:

	Fiscal year ended
	December 30, 2012	December 25, 2011	December 26, 2010
Gross unrecognized tax positions at beginning of year	$9,764	$13,515	$3,410
Increase for tax positions related to prior periods	199	646	9,722
Decrease for tax positions related to prior periods	(509)	(4,133)	—
Increase for tax positions related to the current period	679	558	630
Decrease related to settlement with tax authorities	(1,580)	(822)	(163)
Reductions due to lapse of applicable statutes of limitations	(46)	—	(84)
Gross unrecognized tax positions at end of year	$8,507	$9,764	$13,515

The Company's liability for unrecognized tax positions as of December 30, 2012 was $8,507, reflecting a net decrease of $1,257 principally for settlement of uncertainties related to federal and foreign tax matters. A benefit of $1,435 was recognized in the provision for income taxes resulting from the settlement of tax examinations. The amount that, if recognized, would impact the effective tax rate as of December 30, 2012 was $1,986. From time to time, various taxing authorities may audit the Company's tax returns. It is reasonably possible that a decrease in the uncertain tax positions of approximately $699 may occur within the next twelve months due to the lapse of certain statute of limitations or resolution of uncertainties.

The Company recorded interest and penalties associated with uncertain tax positions as a benefit of $157 and $743, and a charge of $266 to the provision for income taxes for the fiscal years ended December 30, 2012, December 25, 2011 and December 26, 2010, respectively. The Company's liability includes accrued interest and penalties of $332 and $489 as of December 30, 2012 and December 25, 2011, respectively.

The Company files income tax returns with the U.S. federal government and various state and international jurisdictions. With few exceptions, as noted below, the Company's 1999 and subsequent federal and state tax years remain open by statute, principally relating to NOLCs. With limited exception for certain states, Federal and state tax years for pre-acquisition periods (2009 and earlier) of Birds Eye Food Inc. are either closed by statute or by completed tax examinations. International jurisdictions remain open for the fiscal 2006, fiscal 2010 and subsequent periods. As a matter of course, from time to time various taxing authorities may audit the Company's tax returns and the ultimate resolution of such audits could result in adjustments to amounts recognized by the Company. Audits of the Company's federal income tax returns were completed in 2012 by the Canada Revenue Agency for the fiscal years ended December 28, 2008 and December 27, 2009, and the IRS for the fiscal years ended December 27, 2009 and December 26, 2010, respectively. The Company is currently under audit by various state tax jurisdictions. At this time, an estimate of the range of reasonably possible outcomes cannot be made. We do not anticipate these possible outcomes will have a significant impact on the results of operations, our financial position or our cash flows.

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

16. Quarterly Results (Unaudited)

Summarized quarterly financial data is presented below

	Quarter Ended
	March 2012	June 2012	September 2012	December 2012	Fiscal 2012
Net sales	$616,925	$588,595	$567,905	$705,060	$2,478,485
Cost of products sold	481,248	456,439	438,564	517,685	1,893,936
Gross profit	135,677	132,156	129,341	187,375	584,549

Net earnings(loss)	9,539	(10,560)	9,878	43,662	52,519

	Quarter Ended
	March 2011	June 2011	September 2011	December 2011	Fiscal 2011
Net sales	$606,311	$602,023	$574,746	$686,482	$2,469,562
Cost of products sold	452,916	460,346	440,496	500,938	1,854,696
Gross profit	153,395	141,677	134,250	185,544	614,866

Net earnings(loss)	20,252	7,581	12,777	(87,524)	(46,914)

Net earnings during fiscal 2012 and fiscal 2011 were affected by the following charges (credits):

	Quarter Ended
	March 2012	June 2012	September 2012	December 2012	Fiscal 2012
Cost of products sold
Restructuring charges (see note 8)	$2,152	$3,537	$14,078	$9,432	$29,199
Restructuring related expenses (a)	1,327	1,513	2,082	3,074	7,996
Aunt Jemima product recall (b)	3,722	(500)	—	(1,150)	2,072

Research and development expenses
Restructuring charges (see note 8)	—	914	465	1,417	2,796

Other expense (income), net
Tradename Impairment charges (c)	—	—	—	520	520
Redemption premium on the early extinguishment of debt (see Note 5)	—	10,785	3,470	—	14,255

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

	Quarter Ended
	March 2011	June 2011	September 2011	December 2011	Fiscal 2011
Cost of products sold
Restructuring charges (see note 8)	$2,865	$7,567	$3,280	$3,884	$17,596
Aunt Jemima product recall (b)	—	—	—	1,145	1,145

Goodwill impairment charge
Impairment charges (c)	—	—	—	122,900	122,900

Other expense (income), net
Tradename Impairment charges (d)	—	—	—	25,300	25,300
Lehman Brothers Specialty Financing settlement (see Note 5)	—	8,500	—	—	8,500

Interest expense
Amortization of deferred mark-to-market on terminated swap (see Note 11)	705	507	473	434	2,119

(a)	Restructuring related expenses include plant enhancement expenses, removal and transfer of equipment and consulting and engineering costs for restructuring projects.

(b)
On January 27, 2012 we issued a voluntary recall for certain Aunt Jemima frozen pancakes due to potential cross contamination with soy protein which may cause allergic reaction for people who have a soy allergy (See Note 12 for additional information).

(c)	Goodwill impairment charges consist of the following

◦	Fourth quarter 2011 - Goodwill Impairment charges of $51,700, $49,700 and $21,500 on the Frozen Breakfast, Private Label and Foodservice reporting units, respectively.

(d)	Tradename impairment charges consist of the following

◦	Fourth quarter 2012 -$520 on Bernstein's.

◦	Fourth quarter 2011 - $23,700, $1,200 and $400 on the Aunt Jemima breakfast, Lender's and Bernstein's tradenames, respectively.

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
The following condensed consolidating financial information presents:

(1)	(a) Condensed consolidating balance sheets as of December 30, 2012 and December 25, 2011.
(b) The related condensed consolidating statements of operations and comprehensive earnings for the Company, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Fiscal year ended December 30, 2012
ii. Fiscal year ended December 25, 2011; and
iii. Fiscal year ended December 26, 2010.

(c) The related condensed consolidating statements of cash flows for the Company, all guarantor subsidiaries and the non-guarantor subsidiaries for the following:
i. Fiscal year ended December 30, 2012
ii. Fiscal year ended December 25, 2011; and
iii. Fiscal year ended December 26, 2010.

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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Condensed Consolidating Balance Sheet December 30, 2012

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$83,123	$9,158	$—	$92,281
Accounts receivable, net	—	135,791	8,093	—	143,884
Intercompany accounts receivable	—	73,769	—	(73,769)	—
Inventories, net	—	350,922	7,129	—	358,051
Other current assets	1,130	10,546	186	—	11,862
Deferred tax assets	—	100,245	74	(1,120)	99,199
Total current assets	1,130	754,396	24,640	(74,889)	705,277
Plant assets, net	—	493,640	26	—	493,666
Investment in subsidiaries	1,840,632	11,222	—	(1,851,854)	—
Intercompany note receivable	1,469,135	7,270	9,800	(1,486,205)	—
Tradenames	—	1,603,992	—	—	1,603,992
Other assets, net	23,691	131,707	160	—	155,558
Deferred tax assets	239,347	—	—	(239,347)	—
Goodwill	—	1,441,495	—	—	1,441,495
Total assets	$3,573,935	$4,443,722	$34,626	$(3,652,295)	$4,399,988
Current liabilities:
Short-term borrowings	$—	$2,139	$—	$—	$2,139
Current portion of long-term obligations	27,411	3,008	—	—	30,419
Accounts payable	37	136,220	1,069	—	137,326
Intercompany accounts payable	65,888	—	7,881	(73,769)	—
Accrued trade marketing expense	—	41,396	3,175	—	44,571
Accrued liabilities	29,662	90,000	727	(1,120)	119,269
Total current liabilities	122,998	272,763	12,852	(74,889)	333,724
Long-term debt	2,558,404	17,982	—	—	2,576,386
Intercompany note payable	—	1,478,593	7,612	(1,486,205)	—
Pension and other postretirement benefits	—	100,918	—	—	100,918
Other long-term liabilities	3,807	22,168	2,730	—	28,705
Deferred tax liabilities	—	710,666	210	(239,347)	471,529
Total liabilities	2,685,209	2,603,090	23,404	(1,800,441)	3,511,262
Commitments and contingencies (Note 12)
Member’s equity:
Limited liability company interests and other equity	$—	$—	$—	$—	—
Additional paid-in-capital	697,324	1,284,155	2,324	(1,286,479)	697,324
Retained earnings	252,955	608,788	8,842	(617,630)	252,955
Accumulated other comprehensive loss	(61,553)	(52,311)	56	52,255	(61,553)
Total member’s equity	888,726	1,840,632	11,222	(1,851,854)	888,726
Total liabilities and member’s equity	$3,573,935	$4,443,722	$34,626	$(3,652,295)	$4,399,988

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
Commitments and contingencies (Note 12)
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

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Condensed Consolidating Statement of Operations and Comprehensive Earnings (Loss) For the fiscal year ended December 30, 2012

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$2,454,737	$84,708	$(60,960)	$2,478,485
Cost of products sold	120	1,880,692	73,090	(59,966)	1,893,936
Gross profit	(120)	574,045	11,618	(994)	584,549
Operating expenses
Marketing and selling expenses	342	163,567	5,827	—	169,736
Administrative expenses	3,415	82,643	3,356	—	89,414
Research and development expenses	25	12,006	—	—	12,031
Intercompany royalties	—	—	77	(77)	—
Intercompany technical service fees	—	—	917	(917)	—
Other expense (income), net	14,255	15,519	—	—	29,774
Equity in (earnings) loss of investees	(124,967)	(831)	—	125,798	—
Total operating expenses	(106,930)	272,904	10,177	124,804	300,955
Earnings (loss) before interest and taxes	106,810	301,141	1,441	(125,798)	283,594
Intercompany interest (income) expense	(95,285)	95,162	123	—	—
Interest expense	196,240	2,200	44	—	198,484
Interest income	—	110	—	—	110
Earnings (loss) before income taxes	5,855	203,889	1,274	(125,798)	85,220
Provision (benefit) for income taxes	(46,664)	78,922	443	—	32,701
Net earnings (loss)	$52,519	$124,967	$831	$(125,798)	$52,519

Total comprehensive earnings (loss)	$43,402	$113,923	$787	$(114,710)	$43,402

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Condensed Consolidating Statement of Operations and Comprehensive Earnings (Loss) For the fiscal year ended December 25, 2011

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$2,442,540	$84,832	$(57,810)	$2,469,562
Cost of products sold	(148)	1,839,000	72,716	(56,872)	1,854,696
Gross profit	148	603,540	12,116	(938)	614,866
Operating expenses
Marketing and selling expenses	463	165,172	6,006	—	171,641
Administrative expenses	3,463	73,522	3,475	—	80,460
Research and development expenses	34	7,987	—	—	8,021
Intercompany royalties	—	—	70	(70)	—
Intercompany technical service fees	—	—	868	(868)	—
Goodwill impairment charge	—	122,900	—	—	122,900
Other expense (income), net	—	48,578	—	—	48,578
Equity in (earnings) loss of investees	(12,566)	(1,227)	—	13,793	—
Total operating expenses	(8,606)	416,932	10,419	12,855	431,600
Earnings before interest and taxes	8,754	186,608	1,697	(13,793)	183,266
Intercompany interest (income) expense	(111,919)	111,874	45	—	—
Interest expense	206,581	1,726	12	—	208,319
Interest income	—	241	1	—	242
Earnings before income taxes	(85,908)	73,249	1,641	(13,793)	(24,811)
Provision (benefit) for income taxes	(38,994)	60,683	414	—	22,103
Net earnings	$(46,914)	$12,566	$1,227	$(13,793)	$(46,914)

Total comprehensive earnings	$(49,818)	$(3,446)	$2,663	$783	$(49,818)

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Condensed Consolidating Statement of Operations and Comprehensive Earnings (Loss) For the fiscal year ended December 26, 2010

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$2,409,548	$82,870	$(55,715)	$2,436,703
Cost of products sold	624	1,817,475	71,197	(54,921)	1,834,375
Gross profit	(624)	592,073	11,673	(794)	602,328
Operating expenses
Marketing and selling expenses	1,902	164,712	5,730	—	172,344
Administrative expenses	5,199	101,786	2,965	—	109,950
Research and development expenses	210	9,177	—	—	9,387
Intercompany royalties	—	—	83	(83)	—
Intercompany technical service fees	—	—	711	(711)	—
Other expense (income), net	—	45,495	—	—	45,495
Equity in (earnings) loss of investees	(92,447)	(1,447)	—	93,894	—
Total operating expenses	(85,136)	319,723	9,489	93,100	337,176
Earnings (loss) before interest and taxes	84,512	272,350	2,184	(93,894)	265,152
Intercompany interest (income) expense	(121,371)	121,371	—	—	—
Interest expense	234,759	1,245	—	—	236,004
Interest income	20	268	—	—	288
Earnings (loss) before income taxes	(28,856)	150,002	2,184	(93,894)	29,436
Provision (benefit) for income taxes	(50,893)	57,555	737	—	7,399
Net earnings (loss)	$22,037	$92,447	$1,447	$(93,894)	$22,037

Total comprehensive earnings (loss)	$16,096	$89,334	$3,113	$(92,447)	$16,096

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Condensed Consolidating Statement of Cash Flows For the fiscal year ended December 30, 2012
	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(87,051)	$281,501	$8,403	$—	$202,853
Cash flows from investing activities
Intercompany accounts receivable/payable	100,590	—	—	(100,590)	—
Repayments of intercompany loans	167,492	—		(167,492)	—
Capital expenditures	—	(78,279)	—	—	(78,279)
Sale of plant assets	—	570	—	—	570
Net cash (used in) provided by investing activities	268,082	(77,709)	—	(268,082)	(77,709)
Cash flows from financing activities
Proceeds from bank term loans	842,625	—	—	—	842,625
Repayments of long-term obligations	(632,025)	—	—	—	(632,025)
Repurchase of notes	(373,255)	—	—	—	(373,255)
Proceeds from short-term borrowing	—	4,294	—	—	4,294
Repayments of short-term borrowing	—	(3,863)	—	—	(3,863)
Borrowings under revolving credit facility	40,000	—	—	—	40,000
Repayments of revolving credit facility	(40,000)	—	—	—	(40,000)
Intercompany accounts receivable/payable	—	(100,590)		100,590	—
Repayments of intercompany loans	—	(167,492)	—	167,492	—
Repayment of capital lease obligations	—	(3,511)	—	—	(3,511)
Repurchases of equity	(878)	—	—	—	(878)
Debt acquisition costs	(17,498)	—	—	—	(17,498)
Net cash (used in) provided by financing activities	(181,031)	(271,162)	—	268,082	(184,111)
Effect of exchange rate changes on cash	—	—	217	—	217
Net change in cash and cash equivalents	—	(67,370)	8,620	—	(58,750)
Cash and cash equivalents - beginning of period	—	150,493	538	—	151,031
Cash and cash equivalents - end of period	$—	$83,123	$9,158	$—	$92,281

Supplemental disclosures of cash flow information:
Interest paid	$177,296	$2,131	$—	$—	$179,427
Interest received	1	109	—	—	110
Income taxes paid	—	1,638	343	—	1,981
Non-cash investing and financing activities:
New capital leases	—	1,548	—	—	1,548

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Condensed Consolidating Statement of Cash Flows For the fiscal year ended December 25, 2011

	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(90,347)	$299,953	$(5,394)	$—	$204,212
Cash flows from investing activities
Intercompany accounts receivable/payable	(291,525)	—	—	291,525	—
Intercompany loans	—	(7,270)	(9,800)	17,070	—
Repayments of intercompany loans	440,552	—		(440,552)	—
Capital expenditures	—	(117,306)	—	—	(117,306)
Sale of plant assets held for sale	—	7,900	—	—	7,900
Net cash (used in) provided by investing activities	149,027	(116,676)	(9,800)	(131,957)	(109,406)
Cash flows from financing activities
Repayments of long-term obligations	(57,547)	—	—	—	(57,547)
Proceeds from short-term borrowing	—	3,070	—	—	3,070
Repayments of short-term borrowing	—	(2,954)	—	—	(2,954)
Intercompany accounts receivable/payable	—	291,525		(291,525)	—
Proceeds from Intercompany loans	—	9,800	7,270	(17,070)	—
Repayments of intercompany loans	—	(440,552)	—	440,552	—
Repayment of capital lease obligations	—	(2,543)	—	—	(2,543)
Debt acquisition costs	(67)	(454)	(200)	—	(721)
Equity contributions	558	—	—	—	558
Repurchases of equity	(1,624)	—	—	—	(1,624)
Other Financing	—	—	2,730	—	2,730
Net cash (used in) provided by financing activities	(58,680)	(142,108)	9,800	131,957	(59,031)
Effect of exchange rate changes on cash	—	—	(30)	—	(30)
Net change in cash and cash equivalents	—	41,169	(5,424)	—	35,745
Cash and cash equivalents - beginning of period	—	109,324	5,962	—	115,286
Cash and cash equivalents - end of period	$—	$150,493	$538	$—	$151,031

Supplemental disclosures of cash flow information:
Interest paid	$194,644	$1,695	$—	$—	$196,339
Interest received	—	240	1	—	241
Income taxes paid (refunded)	—	(2,849)	895	—	(1,954)
Non-cash investing and financing activities:
New capital leases	—	11,240	—	—	11,240

PINNACLE FOODS FINANCE LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, except share amounts and where noted in millions)

Pinnacle Foods Finance LLC Condensed Consolidating Statement of Cash Flows For the fiscal year ended December 26, 2010
	Pinnacle Foods Finance LLC	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(58,465)	$315,133	$310	$—	$256,978
Cash flows from investing activities
Intercompany accounts receivable/payable	16,986	—	—	(16,986)	—
Repayments of intercompany loans	159,198	—	—	(159,198)	—
Capital expenditures	—	(81,272)	—	—	(81,272)
Net cash (used in) provided by investing activities	176,184	(81,272)	—	(176,184)	(81,272)
Cash flows from financing activities
Proceeds from bond offering	400,000	—	—	—	400,000
Proceeds from bank term loans	442,300	—	—	—	442,300
Repayments of long-term obligations	(946,558)	—	—	—	(946,558)
Proceeds from short-term borrowing	—	3,409	—	—	3,409
Repayments of short-term borrowing	—	(3,049)	—	—	(3,049)
Intercompany accounts receivable/payable	—	(16,986)	—	16,986	—
Repayments of intercompany loans	—	(159,198)	—	159,198	—
Repayment of capital lease obligations	—	(2,658)	—	—	(2,658)
Equity contributions	626	—	—	—	626
Repurchases of equity	(1,282)	—	—	—	(1,282)
Repayment of notes receivable from officers	565	—	—	—	565
Debt acquisition costs	(13,370)	—	—	—	(13,370)
Changes in bank overdrafts	—	(14,304)	—	—	(14,304)
Net cash (used in) provided by financing activities	(117,719)	(192,786)	—	176,184	(134,321)
Effect of exchange rate changes on cash	—	—	27	—	27
Net change in cash and cash equivalents	—	41,075	337	—	41,412
Cash and cash equivalents - beginning of period	—	68,249	5,625	—	73,874
Cash and cash equivalents - end of period	$—	$109,324	$5,962	$—	$115,286

Supplemental disclosures of cash flow information:
Interest paid	$178,530	$1,236	$—	$—	$179,766
Interest received	20	251	—	—	271
Income taxes paid	—	6,989	9	—	6,998
Non-cash investing and financing activities:
New capital leases	—	13,587	—	—	13,587

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 30, 2012. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective at a level of reasonable assurance.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 30, 2012, the Company's internal control over financial reporting is effective based on those criteria.

/s/ Robert J. Gamgort
Robert J. Gamgort
Chief Executive Officer

/s/ Craig Steeneck
Craig Steeneck
Executive Vice President and Chief Financial Officer

(c) Attestation Report of the Registered Public Accounting Firm.

The effectiveness of the Company's internal control over financial reporting as of December 30, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(d) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:    OTHER INFORMATION

As described in “Item 11: Executive Compensation-Compensation Discussion and Analysis” of this Annual Report on Form 10-K, on March 1, 2013, the Compensation Committee of the Board of Directors (i) adjusted the annual internal rate of return vesting hurdle applicable to the Class B-2 PIUs and Class B-3 PIUs from 20% to 12% to reflect changes in the food industry environment since the plan was adopted and (ii) approved changes in the cash benefits paid under the severance plan to members of management at the Vice President level and above, including our named executive officers. On March 4, 2013, each of our named executive officers agreed to waive any Class B-2 Unit vesting based on the achievement of Adjusted EBITDA targets and, instead, use solely the internal rate of return target for Class B-2 Unit vesting purposes. The description of these changes contained in the Compensation Discussion and Analysis is hereby incorporated by reference.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position
Robert J. Gamgort	50	Chief Executive Officer and Director
Craig Steeneck	55	Executive Vice President and Chief Financial Officer
John L. Butler	66	Executive Vice President and Chief Human Resources Officer
Sara Genster Robling	56	Executive Vice President and Division President – Birds Eye Frozen Division
Mark L. Schiller	51	Executive Vice President and Division President – Duncan Hines Grocery Division
Christopher J. Boever	45	Executive Vice President and Chief Customer Officer
Antonio F. Fernandez	53	Executive Vice President and Chief Supply Chain Officer
M. Kelley Maggs	61	Senior Vice President, Secretary and General Counsel
Lynne M. Misericordia	49	Senior Vice President, Treasurer and Assistant Secretary
John F. Kroeger	57	Vice President and Deputy General Counsel
Roger Deromedi	59	Non-Executive Chairman of the Board and Director
Jason Giordano	34	Director
Prakash A. Melwani	54	Director
Jeff Overly	54	Director
Raymond P. Silcock	62	Director
Ann Fandozzi	41	Director

Robert J. Gamgort was appointed Chief Executive Officer effective July 13, 2009. From September 2002 to April 2009, Mr. Gamgort served as North American President for Mars Incorporated, where he managed the company's portfolio of confectionery, main meal, pet food and retail businesses in North America. Mr. Gamgort joined Mars in 1998, initially serving as Vice President of Marketing for M&M / Mars and then as General Manager of its Chocolate Unit. Prior to joining Mars, Mr. Gamgort served as President of Major League Baseball Properties. Mr. Gamgort began his career at General Foods, which later merged with and became Kraft Foods, where he served in key marketing, sales, corporate strategy, and general management roles. Mr. Gamgort holds an MBA from the Kellogg Graduate School of Management at Northwestern University and a BA in Economics from Bucknell University and studied at the London School of Economics. Mr. Gamgort serves on the Board of Trustees for Bucknell University and the Board of Directors of the Grocery Manufacturers Association.
Craig Steeneck has been Executive Vice President and Chief Financial Officer since July 2007. Mr. Steeneck oversees our financial operations, treasury, tax and information technology. From June 2005 to July 2007, Mr. Steeneck served as Executive Vice President, Supply Chain Finance and IT, where he helped redesign the supply chain to generate savings and improved financial performance. From April 2003 to June 2005, Mr. Steeneck served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Cendant Timeshare Resort Group (now Wyndham Worldwide), playing key roles in wide-scale organization of internal processes and staff management. From March 2001 to April 2003, Mr. Steeneck served as Executive Vice President and Chief Financial Officer of Resorts Condominiums International, a subsidiary of Cendant. From October 1999 to February 2001, he was the Chief Financial Officer of International Home Foods Inc. Mr. Steeneck is also a Certified Public Accountant in the State of New Jersey and an honors graduate of the University of Rhode Island.

John L. Butler has been Executive Vice President and Chief Human Resources Officer since March 2008. As Chief Human Resources Officer, Mr. Butler leads all human resources responsibilities throughout the company including organizational development, recruitment and talent management, training, compensation and benefits, employee relations and diversity. From February, 2007 to March, 2008, Mr. Butler was self-employed and oversaw personal investments. From November 2004 to February 2007, Mr. Butler served as Senior Vice President, Human Resources for Toys “R” Us. Prior to joining Toys “R” Us, Mr. Butler held senior level positions with Macy's Department Stores and Nabisco. Mr. Butler spent 18 years at Nabisco, with his last two positions being Senior Vice President, Human Resources, Nabisco Biscuit Company and Senior Vice President, Human Resources, Nabisco International. He began his business career with RHR International, a management consulting firm. Mr. Butler is a graduate of St. Peter's College and holds a Ph.D. in Psychology from Catholic University of America. On March 4, 2013, Mr. Butler announced his decision to retire later in the year. A search has begun to identify his successor and Mr. Butler has agreed to remain in his current role until the transition is complete.
Sara Genster Robling was named Executive Vice President and Division President - Birds Eye Frozen Division in April 2010. In this role, Ms. Robling manages our frozen portfolio which includes brands such as Birds Eye frozen vegetables, Birds Eye Voila! and Hungry-Man frozen dinners and entrées, Van de Kamp's and Mrs. Paul's frozen prepared seafood, and Aunt Jemima frozen breakfasts. From November 2008 to April 2010, Ms. Robling held the role of Executive Vice President and Chief Marketing Officer. From September 2000 through June 2008 Ms. Robling held the role of Vice President, Chief Marketing Officer for Trane (formerly American Standard). From October 1994 until December 1999, Ms. Robling was employed by the Campbell Soup Company where she held positions of increasing responsibility in marketing and sales management, and last served as Vice President, General Manager of the Beverage Division. She began her career at General Foods, which later merged with Kraft, and was employed there from August 1982 to August 1994, advancing through marketing roles to the position of Marketing Manager. She is a cum laude graduate of Princeton University and holds an MBA from the Darden School at the University of Virginia.
Mark L. Schiller has been Executive Vice President and Division President - Duncan Hines Grocery Division since June 2010. In this role, Mr. Schiller leads our grocery portfolio which includes brands such as Duncan Hines cake / brownie mixes and frostings, Vlasic pickles, peppers, and relish, Log Cabin and Mrs. Butterworth's syrups, Armour canned meats, and Brooks and Nalley chili, and Open Pit barbecue sauces. From March 2002 to April 2010 Mr. Schiller worked at PepsiCo as Senior Vice President of Frito Lay New Ventures, President of Quaker Foods and Snacks North America, and Senior Vice President and General Manager of Frito Lay Convenience Foods Division. From 1998 to 2002 Mr. Schiller was Chief Operating Officer and Co-President of Tutor Time Learning Systems, Inc. From 1996 to 1998 Mr. Schiller served as president of Valley Recreation Products, Inc. Mr. Schiller began his career at the Quaker Oats Company in 1985 where he progressed through a number of marketing, sales and supply chain roles. Mr. Schiller holds a Bachelor of Arts degree from Tulane University and an MBA from Columbia University Graduate School of Business.
Chris Boever joined us in December 2011 and serves as Executive Vice President and Chief Customer Officer. As Sales and Chief Customer Officer, Mr. Boever leads customer relations and sales across our entire Pinnacle Foods brand portfolio. Mr. Boever oversees the sales force and broker organization for Pinnacle's U.S. organization. From June 2007 to December 2011, Mr. Boever worked at ConAgra Foods, Inc., most recently serving as Senior Vice President Sales, leading the direct and broker sales organization for the Consumer Division. At ConAgra he advanced through positions of increasing responsibility including strategy, planning and operations across a portfolio of frozen, grocery, refrigerated and snack food brands. From January 1991 to June 2007, Mr. Boever worked in various headquarters and field positions at Hormel Foods. Mr. Boever holds a Bachelor of Business Administration degree from the University of Wisconsin.
Antonio F. Fernandez joined us in February 2011 and serves as Executive Vice President and Chief Supply Chain Officer. In his role, Mr. Fernandez has overall corporate responsibility for the end-to-end supply chain, including procurement, manufacturing, customer service, warehousing and distribution. Additionally, he oversees Pinnacle's food quality and safety programs. Prior to joining our Company, Mr. Fernandez was most recently employed with Kraft Foods Inc. as Senior Vice President, Operations Excellence from 2010 to 2011, following the acquisition of Cadbury, plc. Mr. Fernandez worked at Cadbury from 1998 to 2010 in a series of senior management positions, the last being Chief Supply Chain Officer where he was responsible for all aspects of the confectionery company's global supply chain. Mr. Fernandez's early career includes positions in manufacturing, procurement, engineering and consulting with Procter & Gamble Co., PepsiCo, Inc. and the Canaan Group, a general management-consulting firm. He holds a Bachelor of Science degree in Chemical Engineering from Lafayette College.
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

Lynne M. Misericordia has been Senior Vice President and Treasurer since Pinnacle's inception in 2001. Ms. Misericordia previously held the position of Treasurer with International Home Foods Inc. from November 1996 to December 2000. Before that, Ms. Misericordia was employed by Wyeth from August 1985 to November 1996 and held various financial positions. Ms. Misericordia received her B.A. from Babson College.
John F. Kroeger has been our Vice President and Deputy General Counsel since joining our Company in November 2001. In addition, Mr. Kroeger was also the Vice President of Human Resources from 2004 through 2006. Prior to Pinnacle Foods, Mr. Kroeger was the Vice President and General Counsel of Anadigics, Inc. From August 1998 until December 2000, Mr. Kroeger was Vice President and Assistant General Counsel at International Home Foods Inc. Mr. Kroeger has also held legal and general management positions with leading companies in the chemical, pharmaceutical and petroleum-refining industries. Mr. Kroeger is licensed to practice law in the States of New Jersey and Virginia. He is a graduate of the College of William and Mary with the following degrees: BA (Economics), J.D., and a Masters of Law and Taxation.
Roger Deromedi was appointed Non-Executive Chairman of the Board in 2009, and is a Director. Previously, he was Executive Chairman of the Board since April 2, 2007. Prior thereto, Mr. Deromedi served as Chief Executive Officer of Kraft Foods Inc. from December 2003 to June 2006. Prior to that, he was co-Chief Executive Officer, Kraft Foods Inc. and President and Chief Executive Officer, Kraft Foods International since 2001. He was President and Chief Executive Officer of Kraft Foods International from 1999 to 2001 and previously held a series of increasingly responsible positions since joining General Foods, Kraft's predecessor company, in 1977. Mr. Deromedi is Vice-Chairman of the Rainforest Alliance, on the Board of Directors of the Joffrey Ballet, and on the Board of Trustees of the Field Museum of Natural History. Mr. Deromedi earned an MBA from the Stanford Graduate School of Business and a BA in economics and mathematics from Vanderbilt University.
Jason Giordano is a Director. Mr. Giordano is a Managing Director in the Private Equity Group at Blackstone. Since joining Blackstone in 2006, Mr. Giordano has been involved in the execution of the firm's investments in Pinnacle Foods, Birds Eye Foods, Polymer Group, Inc., and Acushnet (Titleist), and in analyzing investment opportunities across various industries, including Food and Beverage, Consumer Products, Chemicals, and Industrials. Before joining Blackstone, Mr. Giordano was an Associate at Bain Capital where he evaluated and executed global private equity investments in a wide range of industries. Prior to that, he worked in investment banking at Goldman, Sachs & Co. focused on Communications, Media, and Entertainment clients. Mr. Giordano received an AB from Dartmouth College and an MBA with High Distinction from Harvard Business School, where he graduated as a Baker Scholar. Mr. Giordano also serves on the Board of Directors of HealthMarkets, Inc. and Polymer Group, Inc.
Prakash A. Melwani is a Director. Mr. Melwani is a Senior Managing Director at Blackstone and is based in New York. He is the Chief Investment Officer of the Private Equity Group and chairs each of its Investment Committees. Since joining Blackstone in 2003, Mr. Melwani has led Blackstone's investments in Kosmos Energy, Foundation Coal, Texas Genco, Ariel Re, Pinnacle Foods, RGIS Inventory Specialists and Performance Food Group. Before joining Blackstone, Mr. Melwani was a founding partner of Vestar Capital Partners and served as its Chief Investment Officer. Prior to that, he was with the management buyout group at The First Boston Corporation and with N.M. Rothschild & Sons in Hong Kong and London. Mr. Melwani received a First Class Honors degree in Economics from Cambridge University, England, and an MBA with High Distinction from the Harvard Business School, where he graduated as a Baker Scholar and a Loeb Rhodes Fellow. Mr. Melwani serves as a Director of Acushnet Company, Kosmos Energy, Performance Food Group, Pinnacle Foods, RGIS Inventory Specialists and Blackstone strategic partner, Patria.
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

Raymond P. Silcock is a Director. He was appointed Audit Committee Chairman effective May 2008. Mr. Silcock was the Chief Financial Officer for The Great Atlantic and Pacific Tea Company since its emergence from bankruptcy in March 2012 until February 28, 2013 and previously was the Head of Finance from December 2011 to March 2012. From December 2009 to December 2011, he was an independent management consultant with clients including The Great Atlantic and Pacific Tea Company and Palm Ventures LLC. From September 2009 to December 2009, Mr. Silcock was the Executive Vice President and Chief Financial Officer of KB Home, and prior to that served as Senior Vice President and Chief Financial Officer of UST Inc. from July 2007 to April 2009. Before joining UST, Mr. Silcock was Executive Vice President and Chief Financial Officer of Swift & Company from 2006 to 2007 when the company was acquired by JBS S.A. Prior to that, he was Executive Vice President and Chief Financial Officer of Cott Corporation from 1998 to 2005. In addition, Mr. Silcock spent 18 years with Campbell Soup Company, serving in a variety of progressively more responsible roles, culminating as Vice President, Finance for the Bakery and Confectionary Division. Mr. Silcock holds an MBA from the Wharton School of the University of Pennsylvania and is a Fellow of the Chartered Institute of Management Accountants (UK). Mr. Silcock served on the Boards of Prestige Brand Holdings Inc. from 2006 to 2009 and American Italian Pasta Company from 2006 to 2007.
Ann Fandozzi is a Director. She is President & CEO of vRide, a ride sharing platform that offers commuters an economical and stress-free way to work, since June 2012. Working with hundreds of private and government employers, vRide has been successfully serving commuters for over 30 years. From 2007 to 2012, she served in senior management positions with Whirlpool Corporation. Her most recent role was Corporate Vice President of the Global e-business, Direct to Consumer and Sears/Kenmore units. Previously, she served at DaimlerChrysler Corporation as Global Executive Director of Family Vehicles from 2002 to 2007. Her previous experience also includes roles at Ford Motor Company, McKinsey and Company, Wharton Financial Institutions Center and Lockheed Martin. Ms. Fandozzi received her MBA from the Wharton School of the University of Pennsylvania, her M.S.E. in Systems Engineering from the University of Pennsylvania and her B.E. in Computer Engineering from the Stevens Institute of Technology. She also serves as a director of Bright Automotive.
Equity Investment by Chairman and Executive Officers

At the time of our acquisition by affiliates of The Blackstone Group L.P., our senior management invested $7.0 million to acquire equity interests in Peak Holdings in the form of Class A-2 Units of Peak Holdings. In addition, each was awarded non-voting profits interest units in Peak Holdings under our equity incentive plans described in “Item 11: Executive Compensation-Compensation Discussion and Analysis-Elements of Compensation,” subject to future vesting conditions. At the time of the Birds Eye Acquisition, some of our Directors and senior management invested an additional $3.1 million to acquire equity interests in Peak Holdings in the form of Class A-2 Units of Peak Holdings. Total equity investments by the non-executive Chairman, current and former Directors and senior management as of December 30, 2012 are $11.4 million.

Each of these members of management executed a management unit subscription agreement. Under these agreements, the executives have the right to put their Class A-2 Units and any vested profits interest units to Peak Holdings for a price at least equal to their fair market value if their employment terminates due to disability or death prior to the earlier of an initial public offering of Peak Holdings or a change of control of Peak Holdings. The agreements also contain terms that allow Peak Holdings or Blackstone at its option to purchase from executives the Class A-2 Units and any recently vested profits interest units if the executive engages in activity competing with our company or if the executive is terminated due to death or disability, a termination without cause or constructive termination (other than, in such case, the Class A-2 Units, unless the executive has engaged in activity competing with our company), a termination for cause or a voluntary termination of their employment. Should we elect to exercise our purchase rights under the agreements, the price per unit will depend on the nature of the executive's termination of employment.

Composition of the Board of Directors
Our business and affairs are managed under the direction of our Board of Directors. Our Board of Directors currently consists of Messrs. Gamgort, Deromedi, Giordano, Melwani, Overly and Silcock and Ms. Fandozzi. The Board of Directors met five times during 2012.

Background and Experience of Directors
When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable our Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Board of Directors focused primarily on each person's background and experience as reflected in the information discussed in each of the directors' individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. Once appointed, directors serve until they resign or are terminated by the stockholders. In particular, the members of our Board of Directors considered the following important characteristics: (i) Mr. Melwani, Mr. Giordano and Mr. Overly are representatives appointed by affiliates of Blackstone, our principal stockholder, and have significant financial, investment and operational experience from their involvement in Blackstone's investment in numerous portfolio companies and have played active roles in overseeing those businesses, (ii) Mr. Deromedi, our Non-Executive Chairman of the Board, and Mr. Silcock each have had significant executive level experience throughout their careers in leading consumer package goods companies, (iii) Mr. Gamgort, our Chief Executive Officer, previously served as North American President for Mars Incorporated, where he managed the company's North American portfolio and in addition, Mr. Gamgort served as President of Major League Baseball Properties and at Kraft Foods, where he held key marketing, sales, corporate strategy, and general management roles, and (iv) Ms. Fandozzi has extensive experience with public companies, including serving in senior management positions with a focus on sales and marketing at Whirlpool Corporation and DaimlerChrysler Corporation. Ms. Fandozzi also has an educational background in business administration and systems and computer engineering.
Board Leadership Structure
Our Board of Directors is led by the Non-Executive Chairman, who is appointed by our principal stockholder. The Chief Executive Officer position is separate from the Chairman position. We believe that the separation of the Chairman and Chief Executive Officer positions is appropriate corporate governance for us at this time.
Role of Board in Risk Oversight
The Board of Directors has extensive involvement in the oversight of risk management related to us and our business and accomplishes this oversight through the regular reporting by the Audit Committee. The Audit Committee represents the Board by periodically reviewing our accounting, reporting and financial practices, including the integrity of our financial statements, the surveillance of administrative and financial controls and our compliance with legal and regulatory requirements. Through its regular meetings with management, including the finance, legal, and internal audit functions, the Audit Committee reviews and discusses all significant areas of our business and summarizes for the Board of Directors all areas of risk and the appropriate mitigating factors. In addition, our Board receives periodic detailed operating performance reviews from management.
Board Committees
The standing committees of our Board of Directors consist of an Audit Committee and a Compensation Committee.
Our chief executive officer and other executive officers regularly report to the non-executive directors and the Audit, and the Compensation Committees to ensure effective and efficient oversight of our activities and to assist in proper risk management and the ongoing evaluation of management controls. The vice president of internal audit reports functionally and administratively to our Chief Financial Officer and directly to the Audit Committee. We believe that the leadership structure of our Board of Directors provides appropriate risk oversight of our activities given the controlling interests held by Blackstone.
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

The members of the current audit committee are Mr. Silcock (Chairman), Mr. Giordano, Mr. Overly and Ms. Fandozzi. Our board of directors has not affirmatively determined whether any of the members of the current audit committee is an “audit committee financial expert” or whether any such person is independent under the applicable standards of the New York Stock Exchange or any other standard. Because our securities are not listed on any stock exchange or inter-dealer quotation system, we are not required to have a separately designated audit committee whose members are independent, and therefore our board has not made a formal determination of whether the members of our audit committee are independent or whether that committee includes at least one audit committee financial expert. However, we believe that Mr. Silcock would be considered an audit committee financial expert within the meaning of the rules and regulations of the Securities and Exchange Commission if our board of directors were to make such a determination. The Audit Committee met seven times during 2012. See “Executive Officers and Directors” above for a description of Mr. Silcock's relevant experience. See also “Item 13: Certain Relationships and Related Transactions and Director Independence-Director Independence.”

Compensation Committee Interlocks and Insider Participation
The members of our current Compensation Committee are Prakash Melwani (Chairman), a Senior Managing Director of Blackstone, Jason Giordano, a Managing Director of Blackstone, Roger Deromedi, Chairman of the Board and Ann Fandozzi. The Compensation Committee met four times during 2012.

The purpose of the Compensation Committee is to assist our Board of Directors in discharging its responsibilities relating to (1) setting our compensation program and compensation of our executive officers and directors, (2) monitoring our incentive and equity-based compensation plans and (3) preparing the compensation committee report required to be included in our proxy statement under the rules and regulations of the SEC.
Except for Mr. Deromedi, none of the members of the Compensation Committee are current or former officers or employees of our Company. We are parties to certain transactions with Blackstone described in “Certain Relationship and Related Transactions” section of this 10-K. Mr. Deromedi does not participate in Compensation Committee discussions regarding his own compensation.

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
Ms. Ann Fandozzi

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

Compensation Discussion and Analysis

Compensation Program Objectives and Design
Our primary objective in establishing our comprehensive compensation program is to recruit, attract, retain and properly incent high-level talent to work for and ultimately add value to our Company for the benefit of our stockholders.
Each element of the overall comprehensive program (discussed in greater detail below) is intended to be competitive with similar elements offered both locally and nationally by other like-size employers and competitors, and the elements taken together are intended to present a comprehensive competitive program to accomplish the objectives noted above.
We designed most of the major elements of our comprehensive compensation program by soliciting initial thoughts and ideas from our senior management team, consisting of our Chief Executive Officer, Executive Vice President and Chief Financial Officer, and Executive Vice President and Chief Human Resources Officer, and in consultation with other members of our senior management. Additional input and suggested objectives were received from representatives of our major stockholder and Frederic W. Cook & Co, Inc. and Compensation Resources Inc., compensation consultants advising us on employee compensation. Major compensation elements are reviewed annually by our senior management.

After receipt of the input noted and development of proposed plans, such plans were (and in the case of annual bonus plans, are annually) presented to our Compensation Committee. The Compensation Committee consists of Directors Prakash Melwani, Jason Giordano and Ann Fandozzi and Roger Deromedi, Non-Executive Chairman of the Board. We are parties to certain transactions with Blackstone described in “Certain Relationships and Related Party Transactions.” None of our directors or named executive officers participates in discussions involving his or her own compensation. The Compensation Committee determines the terms of and ultimately adopts our comprehensive compensation program.

Our compensation program is designed to reward performance, which in turn creates value for our stockholders. Performance is reviewed annually for both our executives and our Company as a whole. Our Compensation Committee reviews and approves annual compensation elements such as bonus plan attainment, and our full Board of Directors reviews full year earnings and management performance by our executives. The Board as a whole also approves elements of our annual budgets, which include certain elements of the compensation program such as annual bonuses and annual merit base salary increases, if any, for our executives.
In short, if value is not added to our Company annually, certain elements of the compensation program are not paid or do not vest, i.e., annual bonuses, annual merit base salary increases and certain equity grants.
The compensation program is intended to reward both short-term (annual performance) and long-term company performance. Therefore, employee equity programs, which are discussed in more detail below, are key elements of the compensation program.
Elements of Compensation
For the fiscal year ended December 30, 2012, we had three principal elements which made up our compensation program. They were:

•	Base salary and potential annual merit adjustment;

•	Bonus plan (“MIP” or “Management Incentive Plan”) awards; and

•	Employee equity plans.

We also provide severance, change of control and other termination-related programs and 401(k) plan and other benefits.

The following is a brief discussion of each principal element of compensation.

(a)
Base salary. Our Chief Executive Officer recommends the base salaries for his direct reports. The CEO's base salary is set by the Compensation Committee. Base salaries are intended to compensate the executive officers and all other salaried employees for their basic services performed for our Company on an annual basis. In setting base salaries, we take into account the employee’s experience, the functions and responsibilities of the job, salaries for similar positions within the community and for competitive positions in the food industry generally and any other factor relevant to that particular job. We establish salary grades for all levels of the organization. Each grade has a minimum, a midpoint and a maximum. On average, we attempt to pay in the middle range for each job but do not confine ourselves to this practice if other factors such as experience warrant a lower or higher base salary. In determining applicable salaries, we also consult with outside consultants and recruiters, senior members of our management team who have experience at other relevant companies, Board members and stockholder employment relations personnel. Base salaries may be adjusted annually based on executive officer performance and, in certain circumstances, adjusted throughout the year to address competitive pressures or changes in job responsibilities. The Chief Executive Officer’s annual merit adjustment is approved by the Compensation Committee of the Board of Directors. Adjustments for all other executives are recommended by the Chief Executive Officer and approved by the Compensation Committee.

(b)
Bonus plan (MIP) awards. We use our MIP to incent our eligible employees on an annual basis. The MIP, together with base salary and basic benefits (other than our 401(k) plan) are considered to be short-term compensation programs. MIP awards are intended to reward executives and other eligible employees for achieving annual profit and operational goals. MIP targets are equal to a pre-determined percentage of salary, with target and maximum payouts if certain business objectives are attained. Our Adjusted EBITDA target, which is derived from our operating plan for the year and approved annually by the Board of Directors, is a major component, with the balance based on achievement of company-wide objectives. The calculation of Adjusted EBITDA is detailed in "Item 7— Management's Discussion and Analysis of Financial Condition and Results of Operations" in the "Covenant Compliance" subsection. Individual performance against these goals is considered when determining individual awards.

The Adjusted EBITDA target for a 100% bonus plan payout was $445 million for the fiscal year ended December 30, 2012 and for a 75% payout target was $420 million. Actual performance was over the 75% target at $426 million for the fiscal year ended December 30, 2012 resulting in a 80% payout rate for this component of the overall plan. The overall rating on operational goals (in the areas of market share expectation, product innovation, trade spending efficiency, in-store execution, effective sales and operations planning processes, food safety, productivity, footprint consolidation and organizational development) achieved our target. The combination of the 80% payout rate for the Adjusted EBITDA target (50% of total) and the 100% score ascribed to operational goals (50% of total) resulted in a total MIP payout of 90% for 2012.

Robert J. Gamgort, our Chief Executive Officer, has compensation that also includes deferred cash incentive awards that are described further below under the section titled “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2012—Employment Agreements.” The specific performance objectives for deferred cash incentive awards are the same as for the MIP as discussed in the previous paragraph. The overall attainment evaluation is at the discretion of the Compensation Committee and for the purpose of the deferred cash award the Compensation Committee has historically weighted the operational goals heavier than the Adjusted EBITDA target.

The full Board of Directors approves the bonus pool contained in the annual budget; the Compensation Committee approves actual payment of bonuses pursuant to the MIP and the bonuses paid to, or accrued on behalf of, the named executive officers.

(c)
Equity programs. We currently have two long-term equity incentive plans: the 2007 Stock Incentive Plan and the 2007 Unit Plan (the 2007 Stock Incentive Plan and the 2007 Unit Plan are collectively referred to as the “2007 Equity Plans”). The 2007 Equity Plans provide executives with the opportunity to acquire a proprietary interest in our Company, thus aligning executive and long-term shareholder interests. The equity awards are subject to service conditions, which are more fully described below, that serve as a retention tool. The equity awards are also subject to performance-based and exit event-based conditions, which further align our executive compensation with long-term profitability and long-term shareholder interests. The total percentage of equity reserved for issuance under the 2007 Equity Plans is 10% of the total equity of Pinnacle Foods Inc. The 2007 Stock Incentive Plan includes approximately 175 salaried employees and is authorized to issue options to purchase up to 20,000 shares of Pinnacle Foods Inc. common stock. All options granted under the plan must be awarded with a strike price that is not less than the fair market value of a share of Pinnacle Foods Inc. common stock on the date of the grant. Under the 2007 Unit Plan, approximately 60 management employees were given the opportunity to invest in our Company through the purchase of Class A-2 Units in our parent company, Peak Holdings LLC ("Peak Holdings") and/or were also granted profits interest units (“PIUs”) in the form of Class B Units in Peak Holdings. The Class A-2 Units have economic characteristics that are similar to those of shares of common stock in a corporation and the PIUs are profits interests having economic characteristics similar to stock appreciation rights (i.e., the PIUs only have value to the extent there is appreciation in the value of our business from and after the applicable date of grant).

With reference to grants from 2007 to 2009, generally, 25% of the options (“time-vesting options”) and PIUs (consisting of Class B-1 Units) will vest ratably over five years, subject to full acceleration upon a change of control. Fifty percent of the options (the “performance options”) and PIUs (consisting of the Class B-2 Units) vest ratably over five years depending upon whether annual or cumulative Adjusted EBITDA targets are met. The plan also provides that, if the Adjusted EBITDA target is achieved in any two consecutive fiscal years during the employee's continued employment, then that year's and all prior years' Class B-2 Units will vest, and if there is a change of control or liquidity event as defined as when Blackstone sells more than 50% of its holdings and a certain annual internal rate of return (IRR) is attained by Blackstone, and if the Class B-3 Units vest during the employee's continued employment (as described below), then all the Class B-2 Units will also vest.

With reference to grants after 2009, generally, 25% of the options (“time-vesting options”) and PIUs (consisting of Class B-1 Units) will vest ratably over five years, subject to full acceleration upon a change of control. Seventy-five percent of the options (the “performance options”) and PIUs (consisting of the Class B-2 Units) vest ratably over five years depending upon whether annual or cumulative Adjusted EBITDA targets are met. The plan also provides that, if the Adjusted EBITDA target is achieved in any two consecutive fiscal years during the employee's continued employment, then that year's and all prior years' Class B-2 Units will vest, and if there is a change of control or liquidity event as defined as when Blackstone sells more than 50% of its holdings and a certain annual internal rate of return (IRR) is attained by Blackstone, then all the Class B-2 units will also vest. On March 1, 2013, the Compensation Committee adjusted this rate from 20% to 12%.

In addition, with respect to certain Class B-2 Units held by our Chief Executive Officer (and, for other executives, with respect to grants of Class B-2 Units made in 2010), upon a liquidity event (or, for other executives' 2010 grants, a change of control), any unvested Class B-2 Units scheduled to vest in the future will vest in the same proportion as the tranches related to such Class B-2 Units have previously vested.

The Adjusted EBITDA targets that applied to awards outstanding under our equity plans for the fiscal year ended December 30, 2012 varied based on the year in which the award was originally granted: 1) for grants that were issued in 2010 and prior years, the Adjusted EBITDA target was $503 million; 2) for grants that were issued in 2011, the Adjusted EBITDA target was $460 million; and 3) for grants that were issued in 2012, the Adjusted EBITDA target was $420 million. The $503 million target for 2012 that was set in 2010 and prior years is higher because it was set at a time when prevailing market conditions in the industry were more favorable. Certain employees have equity awards that are subject to enhanced Adjusted EBITDA targets that are described further below under the section titled “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2012- Employment Agreements.” Because actual Adjusted EBITDA was $426 million for the fiscal year ended December 30, 2012, targets for awards issued in 2011 and prior years were not met and awards granted under our equity plans did not vest. For awards issued in 2012, our adjusted EBITDA was met and a portion of those awards vested. This is discussed in greater detail in Note 4 to the Consolidated Financial Statements.

The final 25% of the options (the “exit options”) and PIUs (consisting of the Class B-3 Units) granted from 2007 to 2009 under the 2007 Equity Plans vest either on a change of control or liquidity event, if a certain annual internal rate of return is attained by Blackstone. On March 1 , 2013, the Compensation Committee adjusted this rate from 20% to 12% to reflect changes in the food industry environment since the plan was adopted.
On March 4, 2013, each of our named executive officers agreed to waive any Class B-2 Unit vesting based on the achievement of Adjusted EBITDA targets and, instead, use solely the internal rate of return target for Class B-2 Unit vesting purposes. This change eliminates all EBITDA-based vesting described previously.
Treatment on termination of employment
Under the 2007 Equity Plans, vesting terminates upon an executive's termination, but in most cases a terminated executive may exercise his vested options within 90 days of termination. Under these plans, the executives have the right to put their Class A-2 Units, any vested PIUs and any shares held as a result of the exercise of any option to Peak Holdings or Pinnacle Foods Inc., as the case may be, for a price at least equal to their fair market value if their employment terminates due to disability or death prior to the earlier of an initial public offering or change of control of Peak Holdings or Pinnacle Foods Inc., as the case may be. The plans contain terms that allow Peak Holdings or Pinnacle Foods Inc., as the case may be, at its option to purchase from executives the Class A-2 Units, any vested PIUs and any shares held as a result of the exercise of any option if the executive engages in activity competing with our company or if the executive is terminated due to death or disability, a termination without cause or constructive termination (in the case of the 2007 Unit Plan other than the Class A-2 Units, unless the executive has engaged in activity competing with our company), a termination for cause or a voluntary termination of employment. Should we elect to exercise our purchase rights, the price per unit will depend on the nature of the executive's termination of employment. Equity awards under the 2007 Stock Incentive Plan are granted based upon recommendations from senior management and approved by the Chief Executive Officer. Equity awards under the 2007 Unit Plan are approved by the Board of Directors.

(d)
Severance, change of control and other termination-related programs. We generally have two forms of post-termination compensation—the use of change of control language in employment letters or agreements and basic severance plan provisions. Each of these two forms of compensation is necessary in our opinion to help attract and retain top quality executives. In addition, we believe that we benefit from such plans as they help to ensure continuity of management. Without these plans, and in the event of a possible or actual change in control, certain executives may feel the need to find other employment before they were forced to leave after a change of control event. With such plans in place, we believe that there will be more stability with our senior executives, allowing for more efficient operation of our Company and the creation of additional value for our Company and our stockholders. At present, we have only one type of change of control provision in our existing employment agreements and letter agreements with our various members of management. This provision essentially provides that, unless the applicable executive is retained in his or her job following a change in control with the same or similar duties, responsibilities, reporting relationship, compensation and location of job, the executive’s employment will be deemed to have been terminated, and the executive will be eligible to receive severance benefits.

Further, we maintain a severance plan which is similar to competitor companies of equal size, pursuant to which eligible executives and employees may receive severance benefits whether or not a change in control has occurred. The severance plan provides a severance benefit determined based upon the employee’s total years of service with our Company, with minimums of four weeks’ pay for new hires and a minimum of 16 weeks pay for executives at higher levels, paid in installments. All executives of our Company who are not eligible for severance benefits in connection with a change of control or otherwise covered by individual severance benefit agreements are eligible for the benefits of the severance plan.

New cash severance arrangements
On March 1, 2013, the Compensation Committee of the Board of Directors approved changes in the cash benefits paid under its severance plan and/or individual employment agreements, as applicable.  As a result of these changes, cash severance benefits for our CEO will increase from 1.5 times the sum of the CEO's annual base salary and target annual bonus (“total annual target compensation”) to two times the sum of the CEO's total annual target compensation, and for certain Executive Vice Presidents, including all those listed in the Summary Compensation Table, cash severance benefits will increase from a range of between one year of base salary and one-and-one-half times the executive's total annual target compensation, to one-and-one-half times the executive's total annual target compensation.  For other Executive Vice Presidents and Senior Vice Presidents, cash severance benefits will amount to the executive's total annual target compensation and for Vice Presidents, cash severance benefits will amount to one times salary.  In addition, the covenants in the severance plan and individual employment agreements related to non-competition and non-solicitation will be extended to match the term of the severance benefits. All other aspects of the current severance plan and/or individual employment agreements will remain the same.

(e)
401(k) plan and other benefits. We provide various other benefits and compensation-related programs to executives and other salaried employees, which allow us to provide a full and comprehensive compensation package. This full package of compensation elements is important to our objectives to attract, retain and incent high-quality employees. We do not sponsor a defined benefit pension plan for salaried employees. The elements of our compensation program not otherwise discussed above are:

(i)
A 401(k) plan wherein our Company matches up to 50% of employee contributions, up to a maximum company contribution of 3% of the employee's pay (up to the Internal Revenue Code annual covered compensation limit). The Pinnacle Foods Supplemental Savings Plan which was approved by the Compensation Committee of the Board of Directors on September 11, 2012 to become effective in 2013. The Plan was adopted for the purposes of allowing all Company employees, regardless of compensation level, the opportunity to receive the same 3% match on total compensation (base salary plus bonus);

(ii)	Medical and dental insurance for which we pay approximately 70% of the premiums;

(iii)	Life and Accidental Death and Dismemberment insurance paid for by us; and

(iv)	Long-term Disability and Short-Term Disability insurance paid for by us.

In establishing and providing the plans noted above, we use outside 401(k) plan and benefits consultants for medical and 401(k) plan design. Each of the outside consultants provides not less than annual advice about the plan designs for similar manufacturing companies across the United States and in the communities where we are located. As with other elements of compensation, we strive to provide competitive benefits to attract high quality executives. Based on our general perception of the market and while we have not identified specific companies, we believe that the benefits noted in this section generally are competitive with similarly situated manufacturers and competitors with exceptions made where we believe necessary based on the communities where we are located.

(f)
Executive compensation as a package of compensation elements. In summary, we have developed various elements of compensation for our executives that we believe are consistent with standard industry practices and with the view that each element complements the rest of the elements of the compensation program. Most importantly, we provide a total program that allows us to attain the objectives set forth above. While we do not have a fixed policy that an incoming executive must receive a certain salary, a certain bonus amount, a certain amount of equity, etc., each of the elements is critical to providing a competitive compensation package to executives. Therefore, although no predetermined amount is set, we are careful to give adequate weight to short-term compensation vs. long-term compensation, and no one decision is made with regard to one element of compensation without considering the impact upon the other elements and ultimately the objectives we wish to achieve.

Summary Compensation Table
The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our named executive officers for 2012, 2011 and 2010, for services rendered to us during the respective fiscal years.

							Non-Equity
					Equity	Option	Incentive Plan		All Other
		Salary	Bonus		Awards (a)	Awards	Compensation		Compensation (b)	Total
Name and Principal Position	Year	($)	($)		($)	($)	($)		($)	($)
Robert J. Gamgort	2012	893,750	—		—	—	1,760,000	(c)	8,178	2,661,928
Chief Executive Officer	2011	875,000	—		—	—	475,000	(c)	7,890	1,357,890
and Director	2010	868,942	—		1,457,044	—	1,515,000	(c)	7,890	3,848,876

Craig Steeneck	2012	532,410	—		—	—	470,695		9,070	1,012,175
Executive Vice President and	2011	521,701	—		—	—	89,172		8,178	619,051
Chief Financial Officer	2010	509,850	—		478,780	—	347,429		8,178	1,344,237

Antonio F. Fernandez (d)	2012	433,035				—	399,985		5,757	838,777
Executive Vice President and	2011	384,135	300,000	(f)	1,162,485	—	66,232		8,083	1,920,935
Chief Supply Chain Officer	2010	—	—		—	—	—		—	—

Mark L. Schiller (e)	2012	437,561	—			—	286,440		8,178	732,179
Executive Vice President	2011	427,803	—		95,985	—	72,882		8,178	604,848
and Division President -	2010	245,192	—		1,294,000	—	205,870		339,809	2,084,871
Duncan Hines Grocery Division

Sara Genster Robling	2012	399,817	—		—	—	230,940		8,898	639,655
Executive Vice President	2011	390,079	—		—	—	66,595		8,898	465,572
and Division President -	2010	374,096	—		388,200	—	274,890		8,178	1,045,364
Birds Eye Frozen Division

(a)
Equity Awards were valued in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 718 ("ASC Topic 718"), the authoritative guidance for stock compensation, and represent the aggregate grant date fair value for the Class B-1, Class B-2 and Class B-3 Units granted during the applicable fiscal year. The assumptions used in the valuation are discussed in Note 4 to our Consolidated Financial Statements for the years ended December 30, 2012, December 25, 2011 and December 26, 2010.

(b)
"All Other Compensation" for 2012, 2011 and 2010 includes contributions made by the Company to 401(k) accounts and group life insurance. For Mr. Schiller it also includes moving expenses (relocation and partial loss on home sale expenses) of $332,185 in 2010.

(c)
For Mr. Gamgort, 2012 includes $810,000 awarded under the regular Management Incentive Plan and $950,000 annual deferred cash incentive award based upon the Board of Directors' evaluation of attainment of specific 2012 performance objectives. For 2011, includes $175,000 awarded under the regular Management Incentive Plan and $300,000 annual deferred cash incentive award based upon the Board of Directors' evaluation of attainment of specific 2011 performance objectives. For 2010, includes $735,000 awarded under the regular Management Incentive Plan and $780,000 annual deferred cash incentive award based upon the Board of Directors' evaluation of attainment of specific 2010 performance objectives.

(d)
Mr. Fernandez was hired as Executive Vice President and Chief Supply Chain Officer on February 7, 2011 and the amount reported as Salary and Non-Equity Incentive Plan Compensation in 2011 for Mr. Fernandez reflects the portion of his annual base salary and MIP earned in 2011 from such date.

(e)
Mr. Schiller was hired by the Company on June 7, 2010 and serves as Executive Vice President and Division President - Duncan Hines Grocery Division and the amount reported as Salary and Non-Equity Incentive Plan Compensation in 2010 for Mr. Schiller reflects the portion of his annual base salary and MIP earned in 2010 from such date.

(f)	Represents a sign-on bonus to compensate for forfeited benefits at previous employer.

Grants of Plan-Based Awards in Fiscal 2012

The following table provides supplemental information relating to grants of plan-based awards in fiscal 2012 to help explain information provided above in our Summary Compensation Table.

						Estimated Future Payout	All Other	Grant Date
			Estimated Future Payouts Under			Under Equity Incentive	Stock Awards:	Fair Value
			Non-Equity Incentive Plan Awards			Plan Awards	Number of	of Stock
		Grant	Threshold	Target	Maximum	Target	Units	Awards
Name	Award	Date	($)	($)	($)	(#)	(#)	($)
Robert J. Gamgort	MIP	2012	225,000	900,000	1,800,000	—	—	—
	Deferred Cash Incentive Award	2012	—	1,000,000	1,000,000
Craig Steeneck	MIP	2012	113,695	454,778	909,556	—	—	—

Antonio F. Fernandez	MIP	2012	92,589	370,357	740,714	—	—	—

Mark L. Schiller	MIP	2012	93,608	374,432	748,864	—	—	—

Sara Genster Robling	MIP	2012	85,534	342,134	684,267	—	—	—

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2012

Employment Agreements

Pinnacle Foods Inc., one of our indirect parent companies, entered into substantially similar employment agreements with each of Robert J. Gamgort and Craig Steeneck that govern the terms of each executive's employment. Mr. Gamgort entered into an employment agreement for an initial term of five years commencing on July 13, 2009. Mr. Gamgort's employment agreement was amended on March 8, 2011. Mr. Steeneck entered into an employment agreement which is for an initial term of five years commencing on April 2, 2007, which was supplemented on June 11, 2007 and then modified on February 27, 2009. The initial term of the contracts for each of Mr. Gamgort and Mr. Steeneck will be automatically extended for an additional one-year period on each anniversary date after the initial term, unless one of the parties provides the other 60 days' prior written notice before the expiration that the term shall not be extended. The agreements are terminable by either party at any time, provided that an executive must give no less than 30 days' notice prior to a resignation.

The amended employment agreement for Mr. Gamgort (a) sets forth his annual base salary, which will be subject to discretionary annual increases upon review by the Board of Directors; and (b) states that he will be eligible to earn an annual bonus award at a target of 100% of the base salary, and up to a maximum of 200% of the base salary, based upon the achievement of an annual Adjusted EBITDA target and other performance objectives established annually by the Board. In addition, he will be eligible to receive an annual deferred cash incentive award with a target of $1 million per year beginning with the 2010 fiscal year, that is contingent on satisfaction of specified performance objectives established by the Board (although the Board may, at its sole discretion, award pro-rata portions of any deferred award up to $1 million if the performance objectives are not satisfied in full, and under the terms of the employment agreement, the award for the 2009 fiscal year was pro-rated and was not subject to performance criteria). Each deferred award is generally payable without interest on the third anniversary of the date the Board determines the relevant performance criteria for such award have been achieved, but payment is subject to acceleration upon a change in control of us or upon Mr. Gamgort's death or termination of employment due to disability. Upon specified terminations of employment, Mr. Gamgort is entitled to a prorated portion of the deferred award eligible to be earned in the year of termination. If Mr. Gamgort resigns from his employment with us other than due to a “constructive termination”, his outstanding and unpaid deferred cash awards are subject to forfeiture on a prorated basis, and will continue to be paid on the original payment dates. The amended employment agreement for Mr. Gamgort also provides for a transaction incentive award in the event of a “qualified public offering” or a “change of control” (each term as defined in Mr. Gamgort's employment agreement) that occurs during Mr. Gamgort's employment. The value of such transaction incentive award will be $3 million, or if the ratio of the value of Class A-1 Units of Peak Holdings held by certain affiliates of Blackstone at the time of such qualified offering or change of control, as compared to the value of such affiliates' cumulative invested capital in respect of such Class A-1 Units exceeds a specified threshold, $4 million. In the case of a change of control, the transaction award will be payable in cash, and in the case of a qualified public offering, the transaction incentive award will be payable in shares (based on the price at which the shares were sold in the public offering), in each case on the first anniversary of the change of control or qualified public offering, as applicable.

We have an employment agreement with Mr. Steeneck that sets forth his annual base salary, which will be subject to discretionary annual increases upon review by the Board of Directors, and states that Mr. Steeneck will be eligible to earn an annual bonus as a percentage of salary with respect to each fiscal year (with a target percentage of 85% of base salary, and a maximum bonus of not less than 170% of base salary), based upon the extent to which annual performance targets established by the Board of Directors are achieved. The annual bonus, if any, shall be paid within two and one-half months after the end of the applicable fiscal year.

Pursuant to each employment agreement listed above, if an executive's employment terminates for any reason, the executive is entitled to receive (i) any base salary and unused vacation accrued through the date of termination; (ii) any annual bonus earned, but unpaid, as of the date of termination, (iii) reimbursement of any unreimbursed business expenses properly incurred by the executive; and (iv) such employee benefits, if any, as to which the executive may be entitled under our employee benefit plans (the payments and benefits described in (i) through (iv) being “accrued rights”). If an executive's employment is terminated by us without “cause” (as defined below) (other than by reason of death or disability) or if the executive resigns as a result of a “constructive termination” (as defined below) (each a “qualifying termination”), the executive is entitled to (i) the accrued rights; (ii) a pro rata portion of a target annual bonus based upon the percentage of the fiscal year that shall have elapsed through the date of the executive's termination of employment; (iii) subject to compliance with certain confidentiality, non-competition and non-solicitation covenants contained in his employment agreement and execution of a general release of claims on our behalf, an amount equal to the product of (x) one-and-one-half in the case of Mr. Gamgort or one in the case of Mr. Steeneck (however, as disclosed earlier in the "Severance, change of control and other termination related programs" subsection of the "Elements of Compensation" section of this Compensation Discussion and Analysis, under the new severance program effective March 1, 2013, Mr. Gamgort's multiplier will be two and Mr. Steeneck's multiplier will be one-and-one-half) and (y) the sum of (A) the executive's base salary and (B) the executive's target annual bonus amount, which shall be payable to the executive in equal installments in accordance with our normal payroll practices; (iv) continued coverage under our group health plans until the earlier of (A) eighteen months in the case of Mr. Gamgort and one year in the case of Mr. Steeneck from the executive's date of termination of employment with us and (B) the date the executive is or becomes eligible for comparable coverage under health, life and disability plans of another employer; and, in the case of Mr. Gamgort, (v) the applicable payments under the terms of the annual deferred cash incentive award and the transaction incentive award.
For purposes of these agreements, “cause” is defined as (A) the executive's continued failure substantially to perform his material duties under executive's employment (other than as a result of total or partial incapacity due to physical or mental illness) following notice by us to the executive of such failure and 30 days within which to cure; (B) theft or embezzlement of our property; (C) any act on the part of executive that constitutes a felony under the laws of the United States or any state thereof (provided, that if a executive is terminated for any action described in this clause (C) and the executive is never indicted in respect of such action, then the burden of establishing that such action occurred will be on us in respect of any proceeding related thereto between the parties and the standard of proof will be clear and convincing evidence (and if we fail to meet that standard, we will reimburse the executive for his reasonable legal fees in connection with that proceeding)); (D) the executive's willful material misconduct in connection with his duties to us or any act or omission which is materially injurious to our financial condition or business reputation or any of our subsidiaries or affiliates; (E) the executive's breach of the provisions of the non-competition clause of these agreements; or, solely in the case of Mr. Steeneck, (F) dishonesty in the performance of manager's duties resulting in material harm to us. No act will be deemed to be “willful” if conducted in good faith with a reasonable belief that the conduct was in our best interests.
For purposes of these agreements, “constructive termination” is defined as (A) our failure to pay or cause to be paid the executive's base salary or annual bonus (if any) when due; (B) a reduction in the executive's base salary or target bonus opportunity percentage of base salary (excluding any change in value of equity incentives or a reduction in base salary affecting substantially all similarly situated executives by the same percentage of base salary); (C) any substantial and sustained diminution in the executive's duties, authority or responsibilities as of the date of the agreement; (D) a relocation of the executive's primary work location more than 50 miles without his prior written consent; (E) the failure to assign the executive's employment agreement to a successor, and the failure of such successor to assume that employment agreement, in any public offering or change of control (each as defined in the Securityholders Agreement, dated April 2, 2007, described under “Certain Relationships and Related Party Transactions -Securityholders Agreement”); (F) a notice from Pinnacle Foods Inc. to the executive of our election not to extend the employment term; or, solely in the case of Mr. Gamgort, (G) a failure to elect or reelect or the removal as a member of the Board of Directors; provided, that none of these events will constitute constructive termination unless we fail to cure the event within 30 days after notice is given by the executive specifying in reasonable detail the event which constitutes constructive termination; provided, further, that constructive termination will cease to exist for an event on the 60th day following the later of its occurrence or the executive's knowledge thereof, unless the executive has given us notice thereof prior to such date.
In the event of an executive's termination of employment that is not a qualifying termination or a termination due to death or disability, he will only be entitled to the accrued rights (as defined above); and, in the case of any termination of Mr. Gamgort's employment upon his death or while he is disabled, by us without cause, or by Mr. Gamgort as a result of his constructive termination, Mr. Gamgort will be entitled to receive the applicable payments under the terms of the annual deferred cash incentive award and the transaction incentive award.
For information with respect to potential payments to the named executive officers pursuant to their employment agreements upon termination or change of control, see the tables set forth below under “-Potential Payments Upon Termination or Change in Control.”

Each of the agreements also contains non-competition provisions that limit the executive's ability to engage in activity competing with our Company for 18 months, in the case of Mr. Gamgort, or one year, in the case of Mr. Steeneck, after termination of employment. Termination payments are contingent on the executive's compliance with all non-competition provisions. Under the new severance programs, non-competition provisions will be the same time periods as the severance benefits, 2 years for Mr. Gamgort and 1 1/2 years for Mr. Steeneck.
Other Change of Control and Severance Agreements
Mr. Fernandez, Mr. Schiller and Ms. Robling have entered into severance agreements that are different from our general policy. Under Mr. Fernandez's agreement, if his employment is terminated by us without cause (as defined in our severance plan), then he would be entitled to a cash payment equal to his then current salary and target bonus for up to 18 months (12 months of severance benefits, plus six additional months should he not be employed after the initial 12 months). Under Mr. Schiller's agreement, if his employment is terminated by us without cause (as defined in our severance plan), then he will be entitled to a cash payment equal to his then current salary and target bonus for 12 months. Under Ms. Robling's agreement, if her employment is terminated by us without cause (as defined), then she would be entitled to a cash payment equal to her then current salary for up to 12 months (nine months guaranteed plus three additional months should she not be employed after the initial nine months). Each of these agreements is filed as an exhibit to this Annual Report on Form 10-K.
As disclosed earlier in the "Severance, change of control and other termination related programs" subsection of the "Elements of Compensation" section of this Compensation Discussion and Analysis, under the new severance program effective March 1, 2013, severance benefits for certain Executive Vice Presidents, including Mr. Fernandez, Mr. Schiller and Ms. Robling, will amount to one-and-one-half times salary and target bonus with non-competition provisions for the same time periods.

Outstanding Equity Awards at 2012 Fiscal Year End

The following table provides information regarding outstanding awards made to our named executive officers as of our most recent fiscal year end.

	Stock Awards
						Equity Incentive
				Equity Incentive		Plan Awards:
				Plan Awards:		Market or Payout
				Number of		Value of
	Number of		Market Value of	Unearned Shares,		Unearned Shares,
	Shares or Units		Shares or Units	Units or Other		Units or Other
	of Stock That		of Stock That	Rights That Have		Rights That Have
	Have Not Vested		Have Not Vested (h)	Not Vested		Not Vested (h)
Name	(#) (a)		($)	(#) (b)		($)
Robert J. Gamgort	309.5	(c)	1,322,891	1,575.3	(c)	4,235,804

Craig Steeneck	27.8	(d)	87,778	480.5	(d)	1,181,645

Antonio F. Fernandez	109	(e)	254,948	408.8	(e)	956,054

Mark L. Schiller	84	(f)	258,289	333.8	(f)	1,027,894

Sara Genster Robling	52.5	(g)	211,940	255.0	(g)	706,991

(a)	Represents Class B-1 PIUs, which vest ratably over five years.

(b)
Represents Class B-2 PIUs, which vest ratably over five years depending on whether annual or cumulative Adjusted EBITDA targets are met and Class B-3 PIUs, which vest either on a change of control or liquidity event if certain internal rates of return are met. See “Equity Programs” under “Elements of Compensation” which further describes the vesting provisions of the Class B-2 and B-3 PIUs.

(c)
Includes 225 Class B-1 PIUs which vest in equal installments on July 29 of 2013 and 2014 and 84.5 Class B-1 PIUs which vest in equal installments on June 17 of 2013, 2014 and 2015, in each case assuming Mr. Gamgort's continued employment through the applicable vesting date. Number of unearned and unvested units includes 1,012.8 Class B-2 PIUs and 562.5 Class B-3 PIUs.

(d)
Includes 27.8 Class B-1 PIUs which vest in equal installments on June 17 of 2013, 2014, and 2015, in each case assuming Mr. Steeneck's continued employment through the applicable vesting date. Number of unearned and unvested units includes 111 Class B-2 PIUs and 369.5 Class B-3 PIUs.

(e)
Includes 109 Class B-1 PIUs which vest in equal installments on May 24 of 2013, 2014, 2015, and 2016, in each case assuming Mr. Fernandez's continued employment through the applicable vesting date. Number of unearned and unvested units includes 408.8 Class B-2 PIUs.

(f)
Includes 75 Class B-1 PIUs which vest in equal installments on June 17 of 2013, 2014, and 2015, and 9 Class B-1 PIUs which vest in equal installments on June 16 of 2013, 2014, 2015, and 2016, in each case assuming Mr. Schiller's continued employment through the applicable vesting date. Number of unearned and unvested units includes 333.8 B-2 PIUs.

(g)
Includes 30 Class B-1 PIUs which vest in equal installments on April 2 of 2013 and 2014, and 22.5 Class B-1 PIUs which vest in equal installments on June 16 of 2013, 2014, and 2015, in each case assuming Ms. Robling's continued employment through the applicable vesting date. Number of unearned and unvested shares includes 180 Class B-2 PIUs and 75 Class B-3.

(h)
The value ascribed to the Class B-1 and B-2 PIUs is based on the appreciation in the value of our business from and after the date of grant through December 30, 2012, the date of the Company's most recent valuation. The value of our business had not appreciated to a level that would have created value in the Class B-3 PIUs as of December 30, 2012, the date of the Company's most recent valuation. Therefore, we believe the market value of the Class B-3 PIUs was zero on that date.

Option Exercises and Stock Vested in Fiscal 2012

The following table provides information regarding the amounts received by our named executive officers upon exercise of options or similar instruments or the vesting of stock or similar instruments during our most recent fiscal year.

	Stock Awards
	Number of
	Shares Acquired	Value Received
	on Vesting (a)	on Vesting (a)
Name	(#)	($)
Robert J. Gamgort	140.7	358,512

Craig Steeneck	47.8	122,182

Antonio F. Fernandez	27.3	13,671

Mark L. Schiller	27.3	34,277

Sara Genster Robling	22.5	52,769

(a)
During fiscal 2012, a portion of the Class B-1 Units vested. Value realized on vesting is based on the appreciation in the value of our business from and after the date of grant through December 25, 2011, the date of the Company's most recent valuation prior to the applicable vesting dates.

Nonqualified Deferred Compensation for Fiscal 2012

The following table provides information regarding the annual deferred cash incentive awards awarded to Mr. Gamgort. The deferred cash incentive awards awarded to Mr. Gamgort are the only defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified. The material terms of Mr. Gamgort's deferred cash incentive awards are described above in the section titled “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2012-Employment Agreements".

	Executive	Registrant	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings/(Losses)	Withdrawals/	Aggregate Balance at
	Last Fiscal Year	Last Fiscal Year	Last Fiscal Year	Distributions	Last Fiscal Year End
Name	($)	($) (a)	($) (b)	($) (c)	($) (d)
Robert J. Gamgort	—	950,000	—	—	2,488,333

Craig Steeneck	—	—	—	—	—

Antonio F. Fernandez	—	—	—	—	—

Mark L. Schiller	—	—	—	—	—

Sara Genster Robling	—	—	—	—	—

(a)
Represents Mr. Gamgort's annual deferred cash incentive award with respect to fiscal 2012. This amount is also reported as compensation to Mr. Gamgort with respect to fiscal 2012 in the “Non-equity Incentive Plan Compensation” column of the Summary Compensation Table (see footnote (c) to the Summary Compensation Table).

(b)	No interest accrues on Mr. Gamgort's deferred cash incentive awards.

(c)	No deferred cash incentive payments were made to Mr. Gamgort in fiscal 2012.

(d)
Includes previously earned annual deferred cash incentive awards with respect to fiscal 2009 ($458,333), fiscal 2010 ($780,000) and fiscal 2011 ($300,000). All these amounts have been previously reported as compensation to Mr. Gamgort in the Summary Compensation Table for previous years.

Pension Benefits for Fiscal 2012

None of our named executive officers are currently in a defined benefit plan sponsored by us or our subsidiaries or affiliates.

Potential Payments Upon Termination or Change in Control

The following tables show the estimated amount of potential cash severance payable to each of the named executive officers, as well as the estimated value of continuing benefits, based on compensation and benefit levels in effect on December 28, 2012 (the last business day of our fiscal year), assuming the executive's employment terminated effective December 28, 2012 in accordance with their respective employment agreements described earlier. Due to the numerous factors involved in estimating these amounts, the actual value of benefits and amounts to be paid can only be determined upon an executive's termination of employment.

In the tables below, the value of the accelerated PIU vesting reflects the value of the Class B-1 PIUs and, with respect to Mr. Gamgort (and other executives with respect to grants made in 2010), the Class B-2 PIUs that would have vested in the same proportion as the tranches related to such Class B-2 PIUs that have previously vested, and (b) is based on the appreciation in the value of our business from and after the applicable date of grant through December 30, 2012, the date of the Company's most recent valuation. See "Equity Programs" under "Elements of Compensation" which describes the accelerated PIU vesting provisions. Amounts reported assume that neither the unvested Class B-3 PIUs nor the Class B-2 PIUs that do not vest proportionately vest upon a change of control since the value of our business had not appreciated to a level that would have created value in the Class B-3 PIUs as of December 30, 2012, the date of the Company's most recent valuation. The value of the health and welfare benefits in the tables below was estimated at $1,000 per month.

You should read this section together with the subsection above entitled “ - Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2012-Employment Agreements,” which includes, among other things, definitions of the terms “cause” and “constructive termination” used in the tables below with respect to Messrs. Gamgort and Steeneck. The term “change of control” is defined in the applicable employment agreement or severance agreement for each such executive officer. Mr. Gamgort's severance amounts include $1 million in connection with his deferred cash incentive awards. Upon a change in control, disability or death, all previously awarded deferred cash incentive awards are also payable. Each of these agreements is filed as an exhibit to this Annual Report on Form 10-K.

All employees have life insurance benefits which are payable upon death. The benefit under the life insurance policy for each of the named executive officers is $350,000. Effective April 1, 2013, the benefit will increase to $500,000.

Robert J. Gamgort		Involuntary
		Termination
	Voluntary	Without	Termination	Constructive	Change in
	Termination	Cause	For Cause	Termination	Control		Disability	Death
	$	$	$	$	$		$	$
Cash Severance	—	3,700,000	—	3,700,000	—		—	—
Acceleration of Stock Vesting	—	—	—	—	2,803,509		—	—
Vested Stock Awards	—	4,140,380	—	4,140,380	—		—	—
Health and Welfare Benefits	—	18,000	—	18,000	—		—	—
Transaction Incentive Award	—	—	—	—	3,000,000	(1)	—	—
Accelerated Payment of Deferred Cash Incentive Awards (2)	—	—	—	—	2,488,333		2,488,333	2,488,333
Total	—	7,858,380	—	7,858,380	8,291,842		2,488,333	2,488,333

(1) Mr. Gamgort may receive an additional $1 million in cash if a specified ratio is met (as described in the subsection above entitled “—Narrative disclosure to summary compensation table and grants of plan-based awards for 2012—Employment agreements”).

(2) Represents accelerated payment of all previously earned deferred cash incentive awards, which amount is reported in the Aggregate Balance at Last Fiscal Year End Column of the Non-Qualified Deferred Compensation Table. Mr. Gamgort's deferred cash incentive award earned with respect to fiscal 2012 has been reported as compensation to Mr. Gamgort with respect to fiscal 2012 in the “Non-equity Incentive Plan Compensation” column of the Summary Compensation Table and all his other previously earned deferred cash incentive awards have been reported as compensation in the Summary Compensation Table for previous years..

Craig Steeneck		Involuntary
		Termination
	Voluntary	Without	Termination	Constructive	Change in
	Termination	Cause	For Cause	Termination	Control		Disability	Death
	$	$	$	$	$		$	$
Cash Severance	—	989,811	—	989,811	—		—	—
Acceleration of Stock Vesting	—	—	—	—	158,001		—	—
Vested Stock Awards	—	2,729,392	—	2,729,392	—		—	—
Health and Welfare Benefits	—	12,000	—	12,000	—		—	—
Total	—	3,731,203	—	3,731,203	158,001		—	—

Antonio F. Fernandez		Involuntary
		Termination
	Voluntary	Without	Termination	Constructive	Change in
	Termination	Cause	For Cause	Termination	Control		Disability	Death
	$	$	$	$	$		$	$
Cash Severance	—	1,209,106	—	—	—		—	—
Acceleration of Stock Vesting	—	—	—	—	254,948		—	—
Vested Stock Awards	—	63,737	—	—	—		—	—
Health and Welfare Benefits	—	18,000	—	—	—		—	—
Total	—	1,290,843	—	—	254,948		—	—

Mark L. Schiller		Involuntary
		Termination
	Voluntary	Without	Termination	Constructive	Change in
	Termination	Cause	For Cause	Termination	Control		Disability	Death
	$	$	$	$	$		$	$
Cash Severance	—	814,940	—	—	—		—	—
Acceleration of Stock Vesting	—	—	—	—	448,080		—	—
Vested Stock Awards	—	400,660	—	—	—		—	—
Health and Welfare Benefits	—	12,000	—	—	—		—	—
Total	—	1,227,600	—	—	448,080		—	—

Sara Genster Robling		Involuntary
		Termination
	Voluntary	Without	Termination	Constructive	Change in
	Termination	Cause	For Cause	Termination	Control	Disability	Death
	$	$	$	$	$	$	$
Cash Severance	—	402,510	—	—	—	—	—
Acceleration of Stock Vesting	—	—	—	—	268,877	—	—
Vested Stock Awards	—	611,308	—	—	—	—	—
Health and Welfare Benefits	—	12,000	—	—	—	—	—
Total	—	1,025,818	—	—	268,877	—	—

On March 1, 2013, the Compensation Committee of the Board of Directors approved changes in the cash benefits paid under the severance plan. As a result of these changes, cash severance benefits for Mr. Gamgort will increase from 1.5 times the sum of his annual base salary and target annual bonus (“total annual target compensation”) to two times the sum of his total annual target compensation. For Messrs. Steeneck, Fernandez, Schiller and Ms. Robling cash severance benefits will increase from a range of between one year of base salary and one-and-one-half times the executive's total annual target compensation, to one-and-one-half times the executive's total annual target compensation. If the new cash severance benefits had been in effect as of December 28, 2012, the following amounts would have been reported as cash severance in the tables above: Mr. Gamgort $4,600,000; Mr. Steeneck $1,484,717; Mr. Fernandez $1,209,106; Mr. Schiller $1,222,410 and Ms. Robling $1,116,965.

Compensation of Directors

Our directors who are also our employees or employees of Blackstone receive no additional compensation for their services as directors. Mr. Deromedi's compensation is discussed below under “Director Service Agreement.” Mr. Silcock and Ms. Fandozzi, who are not employees of the Company nor of Blackstone, received (1) an annual retainer of $30,000 to be paid annually in arrears on April 2, (2) for Mr. Silcock an annual payment of $10,000 for serving as Chairman of the Audit Committee and (3) an annual equity grant with an assumed terminal value of approximately $50,000. Vesting of directors' equity grants is the same as for the named executive officers described in "Equity Programs" under "Elements of Compensation".

The table below sets forth information regarding director compensation, except for Mr. Gamgort which is detailed in the "Summary Compensation Table", for the fiscal year ended December 30, 2012.

	Fees Earned				Non-Equity				Total
	or Paid in	Equity		Option	Incentive Plan		All Other		Number of
	Cash	Awards (a)		Awards (a)	Compensation		Compensation	Total	Outstanding
Name	($)	($)		($)	($)		($)	($)	Equity Awards
Roger Deromedi	162,750	—		—	98,449	(c)	—	261,199	1,075

Raymond P. Silcock	40,000	2,358	(b)	—	—		—	42,358	63

Ann Fandozzi	30,000	2,358	(b)	—	—		—	32,358	18

Jason Giordano	—	—		—	—		—	—	—

Prakash A. Melwani	—	—		—	—		—	—	—

Jeff Overly	—	—		—	—		—	—	—

(a)
Equity Awards which were valued in accordance with ASC Topic 718, the authoritative guidance for stock compensation, represent grant date fair value for the Class B-1 and Class B-2 Units granted during 2012. The assumptions used in the valuation are discussed in Note 4 to our Consolidated Financial Statements for the years ended December 30, 2012, December 25, 2011 and December 26, 2010.

(b)	Represents 18 Class B-1 Units, each valued at a grant date fair value of $131.

(c)
Represents the annual bonus awarded to Mr. Deromedi pursuant to the terms of his director service agreement, which amount was calculated in a manner consistent with the MIP for our named executive officers.

Director Service Agreement
In connection with the Blackstone Transaction, on April 2, 2007, Pinnacle Foods Inc. (formerly Crunch Holding Corp.) entered into a director service agreement with Roger Deromedi that governs the terms of his services to the Company. The term of the agreement commenced on April 2, 2007 and ended on April 2, 2012; provided, however, that commencing on April 2, 2012 and on each April 2 thereafter, the agreement term shall be extended for an additional one-year period unless the Company or Mr. Deromedi provides the other party 60 days' prior notice before the next extension date that the term will not be so extended. This agreement is terminable by either party at any time; provided that Mr. Deromedi must give no less than 30 days' notice prior to a resignation.

The director service agreement sets forth Mr. Deromedi's annual fee, which will be subject to discretionary annual increases upon review by the Board of Directors, and is payable in regular installments. The agreement states that Mr. Deromedi will also be eligible to earn an annual bonus as a percentage of his annual fee with respect to each fiscal year (with a target percentage of 66.7%), based upon the sole discretion of the Board of Directors. Historically, Mr. Deromedi's annual bonus is calculated in a manner consistent with the MIP for the named executive officers and all other executives as described in the Compensation Discussion and Analysis.

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

Pursuant to the director service agreement, if Mr. Deromedi is terminated by us without “cause,” as defined under "Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards in Fiscal 2012 - Employment Agreements,” or as a result of a constructive termination (as defined below), he is entitled to: (i) the accrued rights and (ii) subject to compliance with certain confidentiality, non-competition and non-solicitation covenants contained in his director service agreement and execution of a general release of claims on behalf of the Company, an amount equal to (x) one multiplied by (y) the sum of the annual base salary plus his target annual bonus, which shall be payable to him in equal installments in accordance with our normal payroll practices.

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

On March 1, 2013, Mr. Deromedi and the Company agreed that the director services agreement would expire upon an IPO. As a result, Mr. Deromedi will not have contractual rights to severance or specified compensation levels following an IPO. In addition, following an IPO, Mr. Deromedi will cease to be eligible for an annual bonus and will not be subject to non-competition provisions.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth information with respect to the beneficial ownership of the Class A-1 and Class A-2 Units of our ultimate parent company, Peak Holdings LLC, a Delaware limited liability company, as of December 30, 2012 for (i) each individual or entity known by us to own beneficially more than 5% of the Class A-1 Units or Class A-2 Units of Peak Holdings LLC, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our directors and our executive officers as a group. The Class A-1 Units and the Class A-2 Units have equal voting rights. For additional information about the equity investment by certain members of our senior management, see “Item 10: Directors and Executive Officers of the Registrant-Equity Investment by Chairman and Executive Officers.”
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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent
A-1	Blackstone Funds(1)	674,178,549	98%
A-2	Roger Deromedi(2)	4,000,000	*
A-2	Robert J. Gamgort	1,261,768	*
A-2	Craig Steeneck	800,000	*
A-2	Raymond P. Silcock	600,000	*
A-2	Antonio F. Fernandez	196,078	*
A-2	Mark L. Schiller	165,300	*
A-2	Sara Genster Robling	125,000	*
A-2	Directors and Executive Officers as a Group (thirteen persons)	8,612,199	1.3%

*	Less than one percent

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
Securityholders Agreement of Pinnacle Foods Inc.
In connection with the 2007 Stock Incentive Plan described under “Item 11: Executive Compensation-Compensation Discussion and Analysis-Elements of Compensation,” Pinnacle Foods Inc., the immediate subsidiary of Peak Holdings LLC, entered into a securityholders agreement with Peak Holdings LLC and the employee shareholders of Pinnacle Foods Inc. from time to time.
Under the securityholders agreement, each of the shareholders of Pinnacle Foods Inc. agrees to take all necessary actions to cause the persons designated by Peak Holdings LLC to be elected to the boards of directors of Pinnacle Foods Inc. and each of its subsidiaries, including our company. The parties also agree to vote the securities of Pinnacle Foods Inc. and its subsidiaries, including our company, as Peak Holdings LLC directs in connection with the merger or consolidation of Pinnacle Foods Inc., the sale of all or substantially all its assets, the amendment of its organizational documents and certain other matters.
The securityholders agreement also restricts transfers by employee holders of securities of Pinnacle Foods Inc. from transferring those securities prior to the earliest of a qualified public offering, a change of control and the seventh anniversary of the closing of the Blackstone Transaction (the “lapse date”), subject to exceptions, and grants Pinnacle Foods Inc. a right of first refusal in connection with sales by employee holders on or after the lapse date and before a public offering by Pinnacle Foods Inc. The securityholders agreement also gives Blackstone and Peak Holdings LLC customary drag-along rights in connection with a change of control.

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

Advisory Agreement

We entered into a transaction and advisory fee agreement (the “Advisory Agreement”) with Blackstone Management Partners L.L.C. (“BMP”) in April 2007 pursuant to which BMP or its affiliates provide certain strategic and structuring advice and assistance to Pinnacle Foods Finance LLC. In addition, under the Advisory Agreement, affiliates of BMP provide certain monitoring, advisory and consulting services to Pinnacle Foods Finance LLC for an aggregate annual management fee equal to the greater of $2.5 million or 1.0% of Adjusted EBITDA for each year thereafter. Affiliates of BMP also receive reimbursement for out-of-pocket expenses.

Expenses relating to the management fee were $4.7 million for fiscal year ended December 30, 2012, $4.6 million for the fiscal year ended December 25, 2011 and $4.5 million for the fiscal year ended December 26, 2010. In addition, the Company reimbursed BMP out-of-pocket expenses totaling less than $0.1 million in each fiscal year ended December 26, 2010.

Upon a change of control in our ownership, a sale of all of our assets, or an initial public offering of our equity, and in recognition of facilitation of such change of control, asset sale or public offering by affiliates of Blackstone, BMP may elect to receive, in lieu of annual payments of the management fee, a single lump sum cash payment equal to the then-present value of all then-current and future management fees payable under the Advisory Agreement until April 2, 2017 (the “Advisory Agreement Termination Date”), using a discount rate for future management fees equal to the yield to maturity of the class of outstanding U.S. government bonds having a final maturity closest to the Advisory Agreement Termination Date. The lump sum payment would only be payable to the extent that it is permitted under the indentures and other agreements governing our indebtedness

Supplier Costs

Graham Packaging, which was formerly controlled by affiliates of The Blackstone Group L.P., supplies packaging on some of the Company’s products. Purchases from Graham Packaging were $7.8 million and $6.6 million in the fiscal years ended December 25, 2011 and December 26, 2010, respectively. On September 8, 2011, Graham Packaging announced the completion of its acquisition by Reynolds Group Holdings Limited, and thus ceased to be a related party.

Customer Purchases

Performance Food Group Company, which is controlled by affiliates of The Blackstone Group L.P., is a foodservice supplier that purchases products from the Company. Sales to Performance Food Group Company were $5.7 million, $4.8 million and $5.9 million in the fiscal years ended December 30, 2012, December 25, 2011 and December 26, 2010, respectively.

Debt and Interest Expense

As of December 30, 2012, $63.1 million of our senior secured term loan was owed to affiliates of The Blackstone Group L.P.. Related party interest for affiliates of The Blackstone Group L.P. for the fiscal year ended December 30, 2012 was $3.3 million. As of December 25, 2011, $122.0 million of our senior secured term loan was owed to affiliates of The Blackstone Group L.P.. Related party interest for affiliates of The Blackstone Group L.P. for the fiscal year ended December 25, 2011 was $6.2 million. As of December 26, 2010, $125.7 million of our senior secured term loan was owed to affiliates of The Blackstone Group L.P.. Related party interest for affiliates of The Blackstone Group L.P. for the fiscal year ended December 26, 2010 was $5.0 million. As of December 30, 2012 and December 25, 2011, interest accrued on debt to related parties was $0.2 million and $0.4 million, respectively.
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

Independent Auditor's Fees

Aggregate fees, including out-of-pocket expenses, for professional services rendered for the Company by our Auditor for the fiscal year ended December 30, 2012 and December 25, 2011:

(in thousands)	Deloitte & Touche LLP
	Fiscal year ended December 30, 2012	Fiscal year ended December 25, 2011
Audit	$1,035	$891
Tax	251	174
All other	2	67
Total	$1,288	$1,132

Audit Fees

Audit fees for fiscal 2012 listed above are the aggregate fees, including out-of-pocket expenses, approved by the audit committee to be paid for professional services rendered by Deloitte & Touche LLP in connection with (i) the audit of the Company's Consolidated Financial Statements, and our internal control over financial reporting as of and for the year ended December 30, 2012, and (ii) the reviews of the Company's unaudited Consolidated Interim Financial Statements as of March 25, 2012, June 24, 2012 and September 23, 2012 and (iii) the review of debt offering and equity offering registration documents.

Audit fees for fiscal 2011 listed above are the aggregate fees, including out-of-pocket expenses, approved by the audit committee to be paid for professional services rendered by Deloitte & Touche LLP in connection with (i) the audit of the Company's Consolidated Financial Statements, and our internal control over financial reporting as of and for the year ended December 25, 2011, and (ii) the reviews of the Company's unaudited Consolidated Interim Financial Statements as of March 27, 2011, June 26, 2011 and September 25, 2011 and (iii) the review of debt offering documents.

Tax Fees

Tax fees in 2012 and 2011 consist of fees and out-of-pocket expenses for professional services rendered by Deloitte & Touche LLP in connection with tax research and tax return compliance.

All Other Fees

All other fees in 2012 and 2011 consist of due diligence assistance for potential acquisitions.

All audit related, tax and other services provided by Deloitte & Touche LLP are pre-approved by the audit committee.

PART IV

ITEM 15:     EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibit Number	Description of exhibit

4.1
Senior Notes Indenture, dated as of April 2, 2007, among Pinnacle Foods Finance LLC and Pinnacle Foods Finance Corp., the Guarantors listed therein and Wilmington Trust Company, as Trustee (previously filed as Exhibit 4.1 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297) and incorporated herein by reference).

4.2
Supplemental Senior Notes Indenture, dated as of December 23, 2009, by and among Birds Eye Holdings, Inc., Birds Eye Group, Inc., Kennedy Endeavors Incorporated, Seasonal Employers, Inc., BEMSA Holding, Inc., GLK Holdings, Inc., GLK, LLC, Rochester Holdco, LLC and Wilmington Trust Company (previously filed as Exhibit 4.1 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on December 24, 2009 (Commission File Number: 333-148297) and incorporated herein by reference).

4.3
Supplemental Indenture, dated as of December 23, 2009, among Pinnacle Foods Group LLC, Pinnacle Foods International Corp. and Wilmington Trust Company (previously filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on May 9, 2012 (Commission File Number: 333-148297) and incorporated herein by reference).

4.4
Senior Notes Indenture, dated as of August 17, 2010, among Pinnacle Foods Finance LLC and Pinnacle Foods Finance Corp., the Guarantors listed therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Trustee (previously filed as Exhibit 4.2 to the Registration Statement on Form S-4 filed with the SEC on October 5, 2010 (Commission File Number: 333-148297) and incorporated herein by reference).

10.1
Fifth Amendment and Restatement Agreement, dated as of April 17, 2012, among Pinnacle Foods Finance LLC, as borrower, Peak Finance Holdings LLC, as holdings, the guarantors party thereto, Barclays Bank PLC, administrative agent, collateral agent and swingline lender and the other lenders party thereto (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 8, 2012 (Commission File Number: 333-148297) and incorporated herein by reference).

10.2
First Amendment to the Amended and Restated Credit Agreement, dated August 30, 2012, by and among Pinnacle Foods Finance LLC, Peak Finance Holdings LLC, Barclays Bank PLC, the guarantors party thereto and the other lenders party thereto (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on November 7, 2012 (Commission File Number: 333-148297) and incorporated herein by reference).

10.3
Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC) as Borrower, Peak Finance Holdings LLC as Holdings, certain Subsidiaries of Borrower and Holdings identified therein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.9 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297) and incorporated herein by reference).

10.4
Guaranty, dated as of April 2, 2007, among Peak Finance Holdings LLC, certain Subsidiaries of Pinnacle Foods Finance LLC and Holdings identified therein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.10 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297) and incorporated herein by reference).

10.5
Intellectual Property Security Agreement, dated as of April 2, 2007, among Peak Finance LLC (to be merged with and into Pinnacle Foods Finance LLC) as Borrower, Peak Finance Holdings LLC as Holdings, certain Subsidiaries of Borrower and Holdings identified therein and Lehman Commercial Paper Inc. (previously filed as Exhibit 4.11 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297) and incorporated herein by reference).

10.6
Amended and Restated Transaction and Advisory Fee Agreement, dated as of November 18, 2009, between Pinnacle Foods Finance LLC and Blackstone Management Partners V L.L.C. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Finance LLC filed with the SEC on December 24, 2009 (Commission File Number: 333-148297) and incorporated herein by reference).

10.7
Securityholders Agreement, dated as of April 2, 2007, among Peak Holdings LLC and the other parties thereto (previously filed as Exhibit 10.15 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297) and incorporated herein by reference).

10.8
Securityholders Agreement, dated as of September 21, 2007 among Pinnacle Foods Inc. (formerly Crunch Holding Corp.) and the other parties hereto (previously filed as Exhibit 10.18 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297) and incorporated herein by reference).

10.9
Form of Amendment and Termination Agreement of Amended and Restated Transaction and Advisory Fee Agreement between Pinnacle Foods Finance LLC and Blackstone Management Partners V L.L.C.(previously filed as Exhibit 10.11 to the Registration Statement on Form S-1 of Pinnacle Foods Finance LLC filed with the SEC on December 19, 2012 (Commission File Number: 333-148297) and incorporated herein by reference).

10.10
Tax Sharing Agreement, dated as of November 25, 2003 and amended as of December 23, 2009 and March 25, 2011, by and among Pinnacle Foods Inc. (formerly Crunch Holding Corp.), Pinnacle Foods Holding Corporation, Pinnacle Foods Corporation, Pinnacle Foods Management Corporation, Pinnacle Foods Brands Corporation, PF Sales (N. Central Region) Corp., PF Sales, LLC, PF Distribution, LLC, PF Standards Corporation, Pinnacle Foods International Corp., Peak Finance Holdings LLC, Pinnacle Foods Finance Corp., Pinnacle Foods Finance LLC, Pinnacle Foods Fort Madison LLC and Pinnacle Foods Group LLC, BEMSA Holding, Inc., Birds Eye Foods, Inc., Birds Eye Holdings, Inc., Birds Eye Group, Inc., GLK Holdings, Inc., Kennedy Endeavors, Incorporated, Rochester Holdco LLC, and Seasonal Employers, Inc. (previously filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on May 11, 2011 (Commission File Number: 333-148297) and incorporated herein by reference).

10.11
Trademark License Agreement by and between The Dial Corporation and Conagra, Inc., dated July 1, 1995 (previously filed as Exhibit 10.33 to the Annual Report on Form 10-K of Pinnacle Foods Group Inc. for the fiscal year ended December 25, 2005 (Commission File Number: 333-118390) and incorporated herein by reference).

10.12
Swanson Trademark License Agreement (U.S.) by and between CSC Brands, Inc. and Vlasic International Brands Inc., dated as of March 24, 1998 (previously filed as Exhibit 10.27 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-1183900) and incorporated herein by reference).

10.13
Swanson Trademark License Agreement (Non-U.S.) by and between Campbell Soup Company and Vlasic International Brands Inc., dated as of March 26, 1998 (previously filed as Exhibit 10.28 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390) and incorporated herein by reference).

10.14
Trademark License Agreement, dated as of July 9, 1996, by and between The Quaker Oats Company, The Quaker Oats Company of Canada Limited and Van de Kamp's, Inc. (previously filed as Exhibit 10.21 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297) and incorporated herein by reference).

10.15
Trademark License Agreement, dated August 19, 2002, by and between Voila Bakeries, Inc. and Agrilink Foods, Inc. (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on May 9, 2012 (Commission File Number: 333-148297) and incorporated herein by reference).

10.16
Technology Sharing Agreement by and between Campbell Soup Company and Vlasic Foods International Inc., dated as of March 26, 1998 (previously filed as Exhibit 10.29 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. with the SEC on August 20, 2004 (Commission File Number: 333-118390) and incorporated herein by reference).

10.17+
Employment Agreement, dated April 2, 2007 (Craig Steeneck) (previously filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297) and incorporated herein by reference).

10.18+
Director Service Agreement, dated April 2, 2007 (Roger Deromedi) (previously filed as Exhibit 10.5 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297) and incorporated herein by reference).

10.19+
Peak Holdings LLC 2007 Unit Plan, effective as of April 2, 2007 (previously filed as Exhibit 10.16 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297) and incorporated herein by reference).

10.20+
Peak Holdings LLC Form of Award Management Unit Subscription Agreement (previously filed as Exhibit 10.17 to the Registration Statement on Form S-4 of Pinnacle Foods Finance LLC filed with the SEC on December 21, 2007 (Commission File Number: 333-148297) and incorporated herein by reference).

10.23+
Supplemental Peak Holdings LLC Management Unit Subscription Agreement, dated June 11, 2007 (Craig Steeneck) (previously filed as Exhibit 10.23 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297) and incorporated herein by reference).

10.24+
Modification of the Supplemental Peak Holdings LLC Management Unit Subscription Agreement, dated February 27, 2009 (Craig Steeneck) (previously filed as Exhibit 10.25 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297) and incorporated herein by reference).

10.25+
Modification of the Peak Holdings LLC Form of Award Management Unit Subscription Agreement (previously filed as Exhibit 10.26 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297) and incorporated herein by reference).

10.26+
Modification of the Pinnacle Foods Inc. (formerly Crunch Holding Corp.) 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.27 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297) and incorporated herein by reference).

10.27+
Employment offer letter dated May 25, 2001 (Lynne M. Misericordia) (previously filed as Exhibit 10.30 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297) and incorporated herein by reference).

10.28+
Employment offer letter dated May 25, 2001 (M. Kelley Maggs) (previously filed as Exhibit 10.31 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 3, 2009 (Commission File Number: 333-148297) and incorporated herein by reference).

10.29+
Employment Agreement, dated July 13, 2009 (Robert J. Gamgort) (previously filed as Exhibit 10.33 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297) and incorporated herein by reference).

10.30+
Peak Holdings LLC Management Unit Subscription Agreement, dated July 13, 2009 (Robert J. Gamgort) (previously filed as Exhibit 10.34 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297) and incorporated herein by reference).

10.31+
Amendment to Director Services Agreement, dated July 31, 2009 (Roger Deromedi) (previously filed as Exhibit 10.35 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 12, 2009 (Commission File Number: 333-148297) and incorporated herein by reference).

10.32+
Employment offer letter dated October 28, 2008 (Sara Genster Robling) (previously filed as Exhibit 10.39 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 23, 2010 (Commission File Number: 333-148297) and incorporated herein by reference).

10.33+
Employment offer letter dated June 3, 2010 (Mark L. Schiller) (previously filed as Exhibit 10.41 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 9, 2010 (Commission File Number: 333-148297) and incorporated herein by reference).

10.34
Lease, dated May 23, 2001, between Brandywine Operating Partnership, L.P. and Pinnacle Foods Corporation (Cherry Hill, New Jersey) (previously filed as Exhibit 10.25 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390) and incorporated herein by reference).

10.35
Lease, dated August 10, 2001, between 485 Properties, LLC and Pinnacle Foods Corporation (Mountain Lakes, New Jersey); Amendment No. 1, dated November 23, 2001; Amendment No. 2, dated October 16, 2003 (previously filed as Exhibit 10.26 to the Registration Statement on Form S-4 of Pinnacle Foods Group Inc. filed with the SEC on August 20, 2004 (Commission File Number: 333-118390) and incorporated herein by reference).

10.36
Amendment to Lease Agreement, dated February 10, 2007 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Pinnacle Foods Group Inc. filed with the SEC on February 15, 2007 (Commission File Number: 333-118390) and incorporated herein by reference).

10.37
Lease, dated April 15, 2010, between Woodcrest Road Associates, L.P. and Pinnacle Foods Group LLC (Cherry Hill, New Jersey) (previously filed as Exhibit 10.40 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on August 9, 2010 (Commission File Number: 333-148297) and incorporated herein by reference).

10.38+
Terms of Employment letter dated February 7, 2011 (Antonio F. Fernandez) (previously filed as Exhibit 10.43 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 10, 2011 (Commission File Number: 333-148297) and incorporated herein by reference).

10.39+
Amendment to Employment Agreement. (Robert J. Gamgort) (previously filed as Exhibit 10.44 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 10, 2011 (Commission File Number: 333-148297), and incorporated herein by reference).

10.40
Lease, dated December 14, 2010 between Jeffroad Green, LLC and Pinnacle Foods Group LLC (Parsippany, New Jersey) (previously filed as Exhibit 10.41 to the Quarterly Report on Form 10-Q of Pinnacle Foods Finance LLC filed with the SEC on May 11, 2011 (Commission File Number: 333-148297) and incorporated herein by reference).

10.41*	Modification of Peak Holdings LLC Management Unit Subscription Agreement.

10.42*	Modification of the Pinnacle Foods Inc. (formerly Crunch Holding Corp.) 2007 Stock Incentive Plan Form of Nonqualified Stock Option Agreement.

12.1*	Computation of Ratios of Earnings to Fixed Charges.

21.1
List of Subsidiaries (previously filed as Exhibit 21.1 to the Annual Report on Form 10-K of Pinnacle Foods Finance LLC filed with the SEC on March 12, 2012 (Commission File Number: 333-148297) and incorporated herein by reference).

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

PINNACLE FOODS FINANCE LLC

By:	/s/ Craig Steeneck
Name:	Craig Steeneck
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	March 5, 2013

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Roger Deromedi	Chairman of the Board and Director	March 5, 2013
By: Roger Deromedi

/s/ Ann Fandozzi	Director	March 5, 2013
By: Ann Fandozzi

/s/ Robert J. Gamgort	Chief Executive Officer and Director	March 5, 2013
By: Robert J. Gamgort	(Principal Executive Officer)

/s/ Jason Giordano	Director	March 5, 2013
By: Jason Giordano

/s/ Prakash A. Melwani	Director	March 5, 2013
By: Prakash A. Melwani

/s/ Jeff Overly	Director	March 5, 2013
By: Jeff Overly

/s/ Raymond P. Silcock	Director	March 5, 2013
By: Raymond P. Silcock

/s/ Craig Steeneck	Executive Vice President and Chief Financial Officer	March 5, 2013
By: Craig Steeneck	(Principal Financial Officer and Principal Accounting Officer)